Form 10QSB
period 1995-03-31
BIOSPHERICS INC
filed 1995-05-15
CIK 12239

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                          For the quarterly period ended March 31, 1995
                                                        -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from           to
                                                        ----------   ----------
                         Commission file number     0-5776
                                                --------------------------------


                 BIOSPHERICS -Registered Trademark- INCORPORATED
- --------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                52-0849320
- ------------------------------               -------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

              12051 Indian Creek Court, Beltsville, Maryland 20705
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  301-419-3900
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)


    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


    The number of outstanding shares of the registrant's Common Stock on May 1, 1995, was 3,911,670.

    Transitional Small Business Disclosure Format (Check One):  Yes       No  X
                                                                   ----     ---
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           BIOSPHERICS INCORPORATED
                                  -----------


                                  FORM 10-QSB

                                     Index


                                                                       Page No.
                                                                      ---------

Face Sheet                                                                 1

Index                                                                      2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Operations for the
         three months ended March 31, 1995 and 1994 (unaudited)            3

         Consolidated Balance Sheets at March 31, 1995 (unaudited)         4

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1995 and 1994 (unaudited)                  5

         Notes to the Consolidated Financial Statements (unaudited)        6

Item 2.  Management's Discussion and Analysis or Plan of Operation         8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURE                                                                 11

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                     BIOSPHERICS INCORPORATED
                              Consolidated Statements of Operations
                                           (unaudited)


                                                             THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------
                                                               1995                1994
                                                           -------------       --------------
REVENUES
    Contract revenues                                      $   4,017,446       $   3,696,688
    Other                                                          3,250               1,995
                                                           --------------      ---------------

    Total revenues                                             4,020,696           3,698,683

OPERATING EXPENSES
    Direct contract costs and operating expenses               3,061,768           3,009,291
    General and administrative                                   584,758             529,358
    Research and development expenses                            117,562             223,427
    Depreciation and amortization expenses                       104,732              89,099
                                                           --------------      ---------------

    Total operating expenses                                   3,868,820           3,851,175
                                                           --------------      ---------------

Income (loss) from operations                                    151,876            (152,492)

Other income (expense)
    Other income                                                   2,443              19,558
    Interest expense                                             (22,849)            (26,708)
                                                           --------------      ---------------

Income (loss) before taxes                                       131,470            (159,642)
    Income tax benefit (expense)                                 (50,549)             61,622
                                                           --------------      ---------------

NET INCOME (LOSS)                                          $      80,921       $     (98,020)
                                                           --------------      ---------------
                                                           --------------      ---------------

NET INCOME (LOSS) PER SHARE                                $        0.02       $       (0.03)
                                                           --------------      ---------------
                                                           --------------      ---------------




                 See notes to consolidated financial statements.

                           BIOSPHERICS INCORPORATED
                          Consolidated Balance Sheet
                                March 31, 1995
                                  (unaudited)


ASSETS
CURRENT ASSETS
     Cash                                                                        $   229,419
     Trade accounts receivable, net                                                3,162,341
     Costs and estimated earnings in excess of billings on contracts                 264,688
     Other receivables                                                                90,648
     Prepaid expenses and other assets                                               525,475
     Current deferred income taxes                                                    53,545
                                                                                 ------------
           Total current assets                                                    4,326,116

     Restricted cash-security deposit                                                 27,408
     Property and equipment, net                                                   1,701,638
     Patents, net                                                                     95,074
                                                                                 ------------

           TOTAL ASSETS                                                          $ 6,150,236
                                                                                 ------------
                                                                                 ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank line of credit                                                         $ 1,225,000
     Accounts payable and accrued expenses                                         1,260,648
     Accrued salaries and benefits                                                   690,489
     Accrued vacation                                                                191,436
     Income taxes payable                                                             82,321
                                                                                 ------------
           Total current liabilities                                               3,449,894

Deferred compensation                                                                148,626
Deferred income taxes                                                                190,425
Deferred rent                                                                        148,044
                                                                                 ------------
           Total liabilities                                                       3,936,989

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 18,000,000 shares
           authorized, 3,921,770 shares issued, 3,911,670 outstanding                 39,218
     Paid-in capital in excess of par                                                830,519
     Treasury stock, 10,100 shares at cost                                           (65,145)
     Retained earnings                                                             1,408,655
                                                                                 ------------
           Stockholders' equity                                                     2,213,247
                                                                                 ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 6,150,236
                                                                                 ------------
                                                                                 ------------


                         See notes to consolidated financial statements.

                           BIOSPHERICS INCORPORATED
                      Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                                                     YEARS ENDED MARCH 31,
                                                                                               ------------------------------
                                                                                                  1995               1994
                                                                                               ----------         -----------
Net income (loss)                                                                              $   80,921         $  (98,020)
Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
       Depreciation and amortization                                                              104,732             89,099
       Provision for uncollectible accounts                                                         9,000              9,000
       Decrease in trade accounts receivable                                                      106,582            163,012
       Decrease (increase) in costs and estimated earnings
           in excess of billings on contracts                                                      74,122            (50,960)
       Decrease in other receivables                                                              111,744            172,497
       Increase in income taxes receivable                                                              -            (38,049)
       Increase in prepaid expenses and other assets                                              (50,852)           (75,379)
       Increase (decrease) in accounts payable, accrued expenses, and other liabilities           (70,458)           126,524
       Increase in accrued salaries and benefits                                                  220,522            156,964
       Increase in accrued vacation                                                                17,774             27,908
       Increase (decrease) in income taxes payable                                                 50,549            (23,573)
       Decrease in deferred rent                                                                  (11,085)           (57,534)
                                                                                               -----------        -----------
           Total adjustments                                                                      562,630            499,509

   Net cash provided by operating activities                                                      643,551            401,489

Cash flows from investing activities:
   Purchases of property and equipment                                                           (105,185)          (205,495)
   Additions to patent costs                                                                       (6,926)            (6,910)
                                                                                               -----------        -----------

   Net cash used by investing activities                                                         (112,111)          (212,405)

Cash flows from financing activities:
   Net repayments under line of credit                                                           (310,000)          (196,901)
                                                                                               -----------        -----------

   Net cash used by financing activities                                                         (310,000)          (196,901)

Net increase (decrease) in cash                                                                   221,440             (7,817)
Cash, beginning of period                                                                           7,979              9,045
                                                                                               -----------        -----------
Cash, end of period                                                                            $  229,419         $    1,228
                                                                                               -----------        -----------
                                                                                               -----------        -----------



                           See notes to consolidated financial statements.

                             BIOSPHERICS INCOPORATED
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  _____________


1.  BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, all material adjustments considered necessary for a fair presentation of the results of interim periods have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

    The Consolidated Statement of Cash Flows for the three months ended March 31, 1995 has been prepared using the "indirect method" in accordance with Statement of Financial Accounting Standards No. 95 ("SFAS 95"). The Consolidated Statement of Cash Flows for the three months ended March 31, 1994 was previously reported using the "direct method" under SFAS 95, but has been restated to conform to the 1995 presentation. Management believes the indirect method provides a more concise presentation of the significant factors that impact cash flows.


2.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Outstanding common stock equivalent consist of shares under option. There were no other common stock equivalents and, accordingly, primary and fully diluted earnings per share are equal. There were 4,323,363 and 3,904,270 shares used in the net income (loss) per share computation for the period ended March 31, 1995 and 1994, respectively, including 411,693 common stock equivalents in 1995.


3.  BANK LINE OF CREDIT

    On September 28, 1994, the Company entered into an Amended and Restated Loan Agreement (the "Credit Agreement") which replaced the Company's previous bank line of credit. The Credit Agreement, which expires on May 31, 1995, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the Credit Agreement accrue interest at the bank's prime rate plus 1% per annum and are collateralized by substantially all assets of the Company. The Credit Agreement contains covenants which require the Company to meet certain tangible net worth and cash flow coverage ratios and limits direct BioTech expenditures. The Company was in compliance with all covenants as of March 31, 1995. Amounts outstanding under this facility as of March 31, 1995 were $1,225,000. On March 2, 1995, the agreement was amended to increase BioTech expenditures to certain levels, subject to the Company obtaining certain before tax profit margin targets. The Company is currently negotiating the renewal of the Credit Agreement and expects to implement a new agreement upon the expiration of the current agreement.

4.  COMMITMENTS AND CONTINGENCIES

    As a result of routine audits of the Company's Federal income tax returns by the Internal Revenue Service ("IRS"), the IRS has disputed certain rent expense deductions during the 1986 through 1992 tax years. The aggregate amount of the IRS' claims and penalties were $348,666 and $79,808, respectively. The deficiencies in question constitute temporary differences regarding the period in which certain rent expenses should be deducted, and therefore, if the IRS is successful, the outcome will not have an impact on the Company's Consolidated Statements of Operations. However, if any interest and penalties are assessed, such amounts would result in a charge to the Company's Consolidated Statements of Operations. The Company has filed a petition in the United

                            BIOSPHERICS INCORPORATED
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 _______________


States Tax Court disputing all of the claims and penalties, and a hearing was held February 13, 1995. At the hearing, the Company and the IRS jointly requested and the court granted more time to negotiate a settlement out of court. The Company believes that the ultimate amount paid to settle this dispute will be substantially less than the claims and penalties originally asserted and should not have a material impact on the Company's results of operations.

                            BIOSPHERICS INCORPORATED
                                   __________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    The Company earned net income of $80,921 for the first quarter of 1995, compared with a net loss of $98,020 during the first quarter of 1994. Revenues increased 9% to $4,017,000 in the first quarter of 1995 compared to $3,699,000 for the first quarter of 1994. As reflected in the chart below, the improvement in the results of operations is primarily a result of significant improvement in operations of the information services business. These fluctuations are discussed further below (amounts have been rounded to the nearest thousand).




                                                  THREE MONTHS ENDED MARCH 31,
INFORMATION SERVICES                                1995                1994
- ---------------------------------------------    -----------         -----------
Revenues                                          3,505,000           3,150,000
Operating expenses                                3,081,000           2,999,000
                                                 -----------         -----------
  Operating profit                                  424,000             151,000
                                                 -----------         -----------
                                                 -----------         -----------

ENVIRONMENTAL AND LABORATORY SERVICES
- ---------------------------------------------
Revenues                                            513,000             525,000
Operating expenses                                  664,000             565,000
                                                 -----------         -----------
  Operating loss                                   (151,000)            (40,000)
                                                 -----------         -----------
                                                 -----------         -----------

BIOTECH PROGRAMS
- ---------------------------------------------
Revenues                                              3,000              24,000
Operating expenses                                  124,000             287,000
                                                 -----------         -----------
  Operating loss                                   (121,000)           (263,000)
                                                 -----------         -----------
                                                 -----------         -----------


     Information services revenues were $3,505,000, which reflects an increase of 11% or $355,000, compared with revenues of $3,150,000 during the first quarter of 1994. Operating profit increased $273,000 or 180% from the first quarter of 1994. The increases in revenues and profitability were primarily the result of strong commercial business growth somewhat offset by a decline in government contract revenue. The percentage of commercial and government business changed from 70% and 30%, respectively, during the 1994 period, to 45% and 55%, respectively during the first quarter of 1995. The change in the mix of business contributed to the improved operating profit along with improvements in the results of operations of a Department of Agriculture forest service reservation contract. Information services revenues continue to represent a substantial part of the Company's revenues with 87% during the first quarter of 1995 and 85% for the same 1994 period.

     Environmental services revenues were $513,000, which reflects a decline of 2% or $12,000, compared with revenues of $525,000 during the first quarter of 1994. The operating loss increased to $151 from $40 in 1994. The decline in results of operations was primarily caused by competitive market pressure on pricing as well as ongoing high levels of overhead. The continuing high overhead is partly the result of an increased emphasis on marketing and sales efforts to increase revenues and improve profitability, offset by cost reductions in other areas. Management is continuing to seek ways to decrease operating costs in order to operate profitably in a highly competitive market place.

     BioTech operating expenses declined by $163,000 or 57% primarily because of higher expenses during the first quarter of 1994. The 1994 expenses were higher primarily as a result of toxicology testing and initial overseas marketing costs for Sugaree-TM-, which is the Company's patented non-fattening, bulk sugar substitute scientifically known as D-tagatose. Expenses incurred during 1995 primarily relate to ongoing efforts to develop an economical manufacturing process for Sugaree, overseas travel to continue negotiating distribution agreements covering the Asian and Oceania markets, and travel to potential toll-producers to discuss large-scale production of Sugaree. Management believes that significant progress continues in improving the economies of its manufacturing process; however, process scale-up has been slower than anticipated with market entry production still months away. If the manufacturing

                            BIOSPHERICS INCORPORATED
                                   __________


process can be implemented, the commercialization of Sugaree could have a substantial impact on future results of operations.

     During the first quarter of 1995, the Company submitted its application for EPA approval of a product label for its safe-for-humans pesticide, "Wingdinger -TM-". The April 5, 1995 issue of the FEDERAL REGISTER carried an announcement of the Company's application. If the product label is approved, the Company will seek to commercialize Wingdinger.

     No assurance can be given that the Company will be successful in its efforts to commercialize its products.

     Under the Company's working capital facility dated September 28, 1994 (see "Liquidity and Capital Resources" below), BioTech direct quarterly expenditures (before overhead and selling, general, and administrative expenses ("SG&A") allocations) were limited. On March 2, 1995, the agreement was amended to permit an increase in quarterly BioTech expenditures, subject to the Company obtaining certain before tax profit margin targets.

     SG&A has been fully allocated to each segment's operating results discussed above. As reflected in the accompanying Consolidated Statements of Operations, SG&A increased $56,000 from $529,000 in the first quarter of 1994 to $585,000 in the first quarter of 1995. This increased cost is primarily a result of the formation of a corporate communications group along with related fringe benefits, in addition to higher rent and other facility expenses allocated to SG&A.

LIQUIDITY AND CAPITAL RESOURCES

    On September 28, 1994, the Company entered into an Amended and Restated Loan Agreement (the "Credit Agreement") which replaced the Company's previous bank line of credit. The Credit Agreement, which expires on May 31, 1995, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the Credit Agreement accrue interest at the bank's prime rate plus 1% per annum and are collateralized by substantially all assets of the Company. The Credit Agreement contains covenants which require the Company to meet certain tangible net worth and cash flow coverage ratios and limits direct BioTech expenditures. The Company was in compliance with all covenants as of March 31, 1995. Amounts outstanding under this facility as of March 31, 1995 were $1,225,000. The Company is currently negotiating the renewal of the Credit Agreement and expects to implement a new agreement upon the expiration of the current agreement.

    As reflected in the Consolidated Statements of Cash Flows, cash flows provided by operating activities increased by $242,000 primarily as a result of the improvement in earnings. Net cash used in investing activities decreased $100,000 because of a decrease in purchases of property and equipment. This decrease was primarily due to high purchases in 1994 when the Company was upgrading its computer and telecommunications capability in the information services business. With the improvement in cash flow, the Company was able to decrease borrowings under its credit facility, as reflected by the net cash used in financing activities.

    Consistent with the Company's policy, excess profits will be retained by the Company to help bring Sugaree, Wingdinger and its other products to market, and invest in the expansion of the information services business. Thus, no dividends are anticipated in 1995. While management believes that continuing operations of the business will generate positive cash flow, management is pursuing additional financing alternatives to accelerate bringing its products to market and to support growth of its core businesses. However, there can be no assurance that such alternatives will be available on terms satisfactory to the Company.

                            BIOSPHERICS INCORPORATED
                                   __________


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See Note 4 Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

    On April 5, 1995, the Company filed a report on Form 8-K which disclosed certain information under Item 4 Changes in Registrant's Certifying Accountant. As more fully described in that Form 8-K, the decision to change accountants was based upon a comparison of qualifications and fee for services, and was not related in any way to disagreements on accounting, financial reporting or any other matter.

                            BIOSPHERICS INCORPORATED
SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BIOSPHERICS INCORPORATED

Date: May 15, 1995                                 By: /s/ Richard Levin
      ------------------------------                  --------------------------
                                                      Richard C. Levin
                                                      Vice President