Form 10QSB
period 1995-06-30
BIOSPHERICS INC
filed 1995-08-08
CIK 12239

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 1995
                                                                  --------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                             For the transition period from ________ to ________

                                                 Commission file number   0-5776
                                                                        --------


                           BIOSPHERICS-R- INCORPORATED
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

         Delaware                                        52-0849320
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              12051 Indian Creek Court, Beltsville, Maryland  20705
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  301-419-3900

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

Yes  X   No
    ---      ---


    The number of outstanding shares of the registrant's Common Stock on August 1, 1995, was 3,912,510.

    Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                   ---     ---


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BIOSPHERICS INCORPORATED
                                  ___________

                                  FORM 10-QSB

                                      INDEX

                                                                        PAGE NO.

Face Sheet                                                                  1

Index                                                                       2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations for the
          three and six months ended June 30, 1995 and 1994 (unaudited)     3

          Consolidated Balance Sheets at June 30, 1995 (unaudited)
          and December 31, 1994                                             4

          Consolidated Statements of Cash Flows for the three and
          six months ended June 30, 1995 and 1994 (unaudited)               5

          Notes to the Consolidated Financial Statements (unaudited)        6

Item 2.   Management's Discussion and Analysis or Plan of Operation         8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 6.   Exhibits and Reports on Form 8-K                                  12

SIGNATURE                                                                   13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            BIOSPHERICS INCORPORATED
                      Consolidated Statements of Operations
                                   (unaudited)


                                                              THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                            --------------------------------        ------------------------------
                                                                 1995              1994                 1995              1994
                                                            -------------      -------------        ------------     -------------
REVENUES
     Contract revenues                                      $   4,656,068      $   4,058,483        $  8,676,764     $   7,757,166

OPERATING EXPENSES
     Direct contract costs and operating expenses               3,427,345          3,592,228           6,489,113         6,601,519
     General and administrative                                   638,548            533,741           1,223,306         1,063,099
     Research and development                                     179,508            192,831             297,070           416,258
     Depreciation and amortization                                111,967             89,446             216,699           178,545
                                                           --------------     --------------       -------------    --------------

     Total operating expenses                                   4,357,368          4,408,246           8,226,188         8,259,421
                                                           --------------     --------------       -------------    --------------

Income (loss) from operations                                     298,700           (349,763)            450,576          (502,255)

Other income (expense)
     Other income (expense)                                       (16,369)           (14,671)            (13,926)            4,887
     Interest expense                                             (33,798)           (29,944)            (56,647)          (56,652)
                                                           --------------     --------------       -------------    --------------


Income (loss) before taxes                                        248,533           (394,378)            380,003          (554,020)
     Income tax benefit (expense)                                 (95,942)           152,465            (146,491)          214,087
                                                           --------------     --------------       -------------    --------------

NET INCOME (LOSS)                                          $      152,591     $     (241,913)      $     233,512    $     (339,933)
                                                           --------------     --------------       -------------    --------------
                                                           --------------     --------------       -------------    --------------

NET INCOME (LOSS) PER SHARE                                $         0.03     $        (0.06)      $        0.05    $        (0.09)
                                                           --------------     --------------       -------------    --------------
                                                           --------------     --------------       -------------    --------------


                 See notes to consolidated financial statements.

                            BIOSPHERICS INCORPORATED
                           Consolidated Balance Sheets


                                                                                        JUNE 30,                 DECEMBER 31,
ASSETS                                                                                    1995                       1994
                                                                                     ----------------        ------------------
CURRENT ASSETS                                                                         (unaudited)
   Cash and cash equivalents                                                         $        229,250        $            7,979
   Trade accounts receivable, net                                                           2,867,252                 3,277,923
   Costs and estimated earnings in excess of billings on contracts                            224,038                   338,810
   Other receivables                                                                          106,199                   202,392
   Prepaid expenses and other assets                                                          495,377                   472,288
   Current deferred income taxes                                                               53,545                    53,545
                                                                                     ----------------        ------------------
        Total current assets                                                                3,975,661                 4,352,937


   Restricted cash-security deposit                                                            27,408                    27,408
   Property and equipment, net                                                              1,704,541                 1,703,268
   Patents, net                                                                                98,870                    88,400
                                                                                     ----------------        ------------------

        TOTAL ASSETS                                                                 $      5,806,480        $        6,172,013
                                                                                     ----------------        ------------------
                                                                                     ----------------        ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank line of credit                                                               $        790,000           $     1,535,000
   Accounts payable and accrued expenses                                                    1,183,731                 1,331,106
   Accrued salaries and benefits                                                              725,379                   469,966
   Accrued vacation                                                                           196,681                   173,663
   Income taxes payable                                                                        64,900                    31,772
                                                                                     ----------------        ------------------
        Total current liabilities                                                           2,960,691                 3,541,507

Deferred compensation                                                                         148,626                   148,626
Deferred income taxes                                                                         190,425                   190,425
Deferred rent                                                                                 136,910                   159,129
                                                                                     ----------------        ------------------
        Total liabilities                                                                   3,436,652                 4,039,687

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 18,000,000 shares
        authorized, 3,921,770 shares issued, 3,912,510 outstanding at June 30, 1995, and 3,904,770 issued and outstanding
        at December 31, 1994                                                                   39,218                    39,048
   Paid-in capital in excess of par                                                           830,519                   765,544
   Treasury stock, 9,260 shares at cost                                                       (61,155)                        -
   Retained earnings                                                                        1,561,246                 1,327,734
                                                                                     ----------------        ------------------
        Stockholders' equity                                                                2,369,828                 2,132,326
                                                                                     ----------------        ------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      5,806,480        $        6,172,013
                                                                                     ----------------        ------------------
                                                                                     ----------------        ------------------


                 See notes to consolidated financial statements.

                            BIOSPHERICS INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                              -------------------------------
                                                                                                  1995               1994
                                                                                              ------------         ----------
Net income (loss)                                                                             $    233,512         $ (339,933)
Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
      Depreciation and amortization                                                                216,699            178,545
      Loss on disposal of property and equipment                                                    32,415                  -
      Provision for uncollectible accounts                                                          22,301             18,000
      Decrease in short-term investment                                                                  -             56,865
      Decrease in trade accounts receivable                                                        388,371            267,903
      Decrease (increase) in costs and estimated earnings
         in excess of billings on contracts                                                        114,772           (163,512)
      Decrease in other receivables                                                                 96,193            217,643
      Decrease in income taxes receivable                                                                -            126,090
      Decrease (increase) in prepaid expenses and other assets                                     (23,090)           110,575
      Increase in restricted cash-security deposit                                                       -            (27,408)
      Increase (decrease) in accounts payable, accrued expenses, and other liabilities            (147,375)            25,160
      Increase in accrued salaries and benefits                                                    255,413            109,920
      Increase in accrued vacation                                                                  23,018             13,531
      Increase (decrease) in income taxes payable                                                   33,128            (23,573)
      Decrease in deferred rent                                                                    (22,219)           (29,060)
      Other                                                                                          3,990              3,609
                                                                                              ------------         ----------
         Total adjustments                                                                         993,616            884,288

   Net cash provided by operating activities                                                     1,227,128            544,355

Cash flows from investing activities:
   Purchases of property and equipment                                                            (249,883)          (266,940)
   Additions to patent costs                                                                       (10,974)            (8,176)
                                                                                              ------------         ----------

   Net cash used by investing activities                                                          (260,857)          (275,116)

Cash flows from financing activities:
   Net repayments under line of credit                                                            (745,000)          (200,101)
                                                                                              ------------         ----------

   Net cash used by financing activities                                                          (745,000)          (200,101)

Net increase in cash and cash equivalents                                                          221,271             69,138
Cash and cash equivalents, beginning of period                                                       7,979              9,045
                                                                                              ------------         ----------
Cash and cash equivalents, end of period                                                      $    229,250         $   78,183
                                                                                              ------------         ----------
                                                                                              ------------         ----------


                 See notes to consolidated financial statements.

                           BIOSPHERICS INCORPORATED
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  ___________

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

     The Consolidated Statement of Cash Flows for the six months ended June 30, 1995 has been prepared using the "indirect method" in accordance with Statement of Financial Accounting Standards No. 95 ("SFAS 95"). The Consolidated Statement of Cash Flows for the six months ended June 30, 1994 was previously reported using the "direct method" under SFAS 95, but has been restated to conform to the 1995 presentation. Management believes the indirect method provides a more concise presentation of the significant factors that impact cash flows.


2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares and, when appropriate, common stock equivalents outstanding during the period. Common stock equivalents consist of shares under option. Fully-diluted earnings per share is not materially different than primary earnings per share. The weighted average number of common shares and common stock equivalents outstanding during the three and six month periods ended June 30, 1995 and 1994 are as follows:


                                                     THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------                 -------------------------------
                                                      1995                 1994                       1995                 1994
                                                   ----------           ----------                 ----------          -----------
Weighted average shares outstanding                 3,912,510            3,904,770                  3,912,510            3,904,770
Common stock equivalents                              537,528                    -                    479,570                    -
                                                   ----------           ----------                 ----------          -----------
Weighted average shares and common
 stock equivalents outstanding                      4,450,038            3,904,770                  4,392,080            3,904,770
                                                   ----------           ----------                 ----------          -----------
                                                   ----------           ----------                 ----------          -----------


3.   BANK LINE OF CREDIT

     On September 28, 1994, the Company entered into an Amended and Restated Loan Agreement (the "Previous Credit Agreement"). The Previous Credit Agreement, which expired on May 31, 1995, provided for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the Previous Credit Agreement accrued interest at the bank's prime rate plus 1% per annum. The Previous Credit Agreement contained covenants which required the Company to meet certain tangible net worth and cash flow coverage ratios and limits direct research and development expenditures. On March 2, 1995, the agreement was amended to increase research and development expenditures to certain levels, subject to the Company obtaining certain before tax profit margin targets.

     On May 31, 1995, the Company entered into a Loan Agreement (the "New Loan Agreement") which replaced the Company's previous bank line of credit. The New Loan Agreement, which expires on May 31, 1996, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the New Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The New Loan Agreement contains covenants which require

                            BIOSPHERICS INCORPORATED
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ______________


the Company to meet certain tangible net worth and cash flow coverage ratios, and excludes a specific limitation on research and development expenditures. The Company was in compliance with all covenants as of June 30, 1995.


4.   COMMITMENTS AND CONTINGENCIES

     As a result of routine audits of the Company's Federal income tax returns by the Internal Revenue Service ("IRS"), the IRS has disputed the timing of certain rent expense deductions taken during the 1986 through 1992 tax years. The aggregate amount of the IRS' claims and penalties were $348,666 and $79,808, respectively. The deficiencies in question constitute temporary differences regarding the period in which certain rent expenses should be deducted, and therefore, if the IRS is successful, the outcome will not have an impact on the Company's Consolidated Statements of Operations. However, if any interest and penalties are assessed, such amounts would result in a charge to the Company's Consolidated Statements of Operations. The Company has filed a petition in the United States Tax Court disputing all of the claims and penalties. The Company has identified certain errors in the IRS audit findings which will substantially reduce any amounts paid as a result of the audit. The IRS has also agreed to waive all penalties under a proposed settlement. If the proposed settlement is consummated, there will be no impact on the Company's results of operations and no material impact on cash flows.

                            BIOSPHERICS INCORPORATED
                                 ______________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

     The Company earned net income of $152,591 for the second quarter of 1995, compared with a net loss of $241,913 during the second quarter of 1994.
Revenues increased 14.7% to $4,656,068 in the second quarter of 1995 compared to $4,058,483 for the second quarter of 1994. As reflected in the chart below, the improvement in the results of operations is primarily a result of significant improvement in operations of the information services business. These fluctuations are discussed further below.


                                                                                        THREE MONTHS ENDED JUNE 30,
INFORMATION SERVICES                                                                 1995                          1994
------------------------------------------------                                  ----------                    ----------
Revenues                                                                           4,136,000                     3,392,000
Operating expenses                                                                 3,516,000                     3,592,000
                                                                                  ----------                    ----------
 Operating profit (loss)                                                             620,000                      (200,000)
                                                                                  ----------                    ----------
                                                                                  ----------                    ----------

ENVIRONMENTAL AND LABORATORY SERVICES
------------------------------------------------
Revenues                                                                             520,000                       666,000
Operating expenses                                                                   640,000                       656,000
                                                                                  ----------                    ----------
 Operating profit (loss)                                                            (120,000)                       10,000
                                                                                  ----------                    ----------
                                                                                  ----------                    ----------

RESEARCH AND DEVELOPMENT
------------------------------------------------
Revenues                                                                                   -                             -
Operating expenses                                                                   201,000                       160,000
                                                                                  ----------                    ----------
 Operating loss                                                                     (201,000)                     (160,000)
                                                                                  ----------                    ----------
                                                                                  ----------                    ----------


     Information services revenues were $4,136,000, which reflects an increase of 21.9% or $744,000, compared with revenues of $3,392,000 during the second quarter of 1994. Operating profit improved $820,000 from the loss of $200,000 during the second quarter of 1994. The increases in revenues and profitability were primarily the result of a new customized disease management support program in the commercial sector, somewhat offset by a decline in Federal government contract revenue. The percentage of commercial and Federal government information services business changed from 34% and 66%, respectively, during the 1994 period, to 58% and 42%, respectively, during the three months ended June 30, 1995. The change in the mix of business contributed to the improved operating profit along with cost control measures implemented on the Company's Department of Agriculture Forest Service campsite reservation contract. Information services revenues continue to represent a substantial part of the Company's revenues with 88% during the second quarter of 1995 and 84% for the same 1994 period.

     Environmental services revenues were $520,000, which reflects a decline of 21.9% or $146,000, compared with revenues of $666,000 during the second quarter of 1994. The operating loss was $120,000 as compared to an operating profit of $10,000 in 1994. The decline in results of operations was primarily caused by a decrease in public housing work in the Company's Cleveland office, competitive market pressure on pricing, and continuing high levels of overhead. The high overhead is partly the result of an increased emphasis on marketing and sales efforts to increase revenues and improve profitability.

     Research and development (formerly, "BioTech") operating expenses increased by $41,000 or 25.6% primarily because of higher expenses during the second quarter of 1995 to produce samples of Sugaree-TM- for use in human trials underway at the University of Maryland School of Medicine. The Company continues its negotiations with potential producers to scale-up the manufacturing process for Sugaree-TM-. Successful conclusion of these negotiations will allow the scale-up process to begin. If the manufacturing process can be implemented, the commercialization of Sugaree-TM- could have a substantial impact on future results of operations.

                            BIOSPHERICS INCORPORATED
                                   __________


     The April 5, 1995 issue of the FEDERAL REGISTER carried an announcement of the Company's application for EPA approval of a product label for its safe-for-humans pesticide, "Wingdinger-TM-". If the product label is approved, the Company will seek to commercialize Wingdinger.

     No assurance can be given that the Company will be successful in its efforts to commercialize its products.

     General and administrative expenses ("G&A") have been fully allocated to each segment's operating results discussed above. As reflected in the accompanying Consolidated Statements of Operations, G&A increased $105,000 from $534,000 in the second quarter of 1994 to $639,000 in the second quarter of 1995. This increased cost is primarily a result of the formation of a corporate communications group along with related fringe benefits, in addition to higher rent and other facility expenses allocated to G&A.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     The Company earned net income of $233,512 for the first half of 1995, compared with a net loss of $339,933 during the first half of 1994. Revenues increased 11.9% to $8,676,764 in the first half of 1995 compared to $7,757,166 for the first half of 1994. As reflected in the chart below, the improvement in the results of operations is primarily a result of significant improvement in operations of the information services business. These fluctuations are discussed further below.


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                   ---------------------------------------
INFORMATION SERVICES                                                                 1995                          1994
--------------------------------------------------                                 ---------                     ---------
Revenues                                                                           7,641,000                     6,542,000
Operating expenses                                                                 6,597,000                     6,591,000
                                                                                  ----------                    ----------
 Operating profit (loss)                                                           1,044,000                       (49,000)
                                                                                  ----------                    ----------
                                                                                  ----------                    ----------

ENVIRONMENTAL AND LABORATORY SERVICES
--------------------------------------------------
Revenues                                                                           1,033,000                     1,191,000
Operating expenses                                                                 1,304,000                     1,221,000
                                                                                  ----------                    ----------
 Operating loss                                                                     (271,000)                      (30,000)
                                                                                  ----------                    ----------
                                                                                  ----------                    ----------

RESEARCH AND DEVELOPMENT
--------------------------------------------------
Revenues                                                                               3,000                        24,000
Operating expenses                                                                   325,000                       447,000
                                                                                  ----------                    ----------
 Operating loss                                                                     (322,000)                     (423,000)
                                                                                  ----------                    ----------
                                                                                  ----------                    ----------


     Information services revenues were $7,641,000, which reflects an increase of 16.8% or $1,099,000, compared with revenues of $6,542,000 during the first half of 1994. Operating profit improved $1,093,000 from the loss of $49,000 during the first half of 1994. The increases in revenues and profitability were primarily the result of a new customized disease management support program in the commercial sector, somewhat offset by a decline in Federal government contract revenue. The percentage of commercial and government information services business changed from 34% and 66%, respectively, during the 1994 period, to 58% and 42%, respectively, during the six months ended June 30, 1995. The change in the mix of business contributed to the improved operating profit along with cost control measures implemented on the Company's Department of Agriculture forest service campsite reservation contract. Information services revenues continue to represent a substantial part of the Company's revenues with 88% during the first half of 1995 and 84% for the same 1994 period.

     Environmental services revenues were $1,033,000, which reflects a decline of 13.3% or $158,000, compared with revenues of $1,191,000 during the first half of 1994. The operating loss was $271,000 as compared to an operating loss of $30,000 in 1994. The decline in results of operations was primarily caused by a decrease in public housing work in the Company's Cleveland office, competitive market pressure on pricing, and continuing high levels

                            BIOSPHERICS INCORPORATED
                                   __________


of overhead. The high overhead is partly the result of an increased emphasis on marketing and sales efforts to increase revenues and improve profitability.

     Research and development operating expenses decreased by $122,000 or 27.3% primarily because of higher expenses during the first half of 1994. The 1994 expenses were higher primarily as a result of toxicology testing and initial overseas marketing costs for Sugaree-TM-, which is the Company's patented non-fattening, bulk sugar substitute, scientifically known as D-tagatose. Expenses incurred during 1995 primarily relate to ongoing efforts to begin commercial production of Sugaree-TM- through a toll producer, overseas travel to continue negotiating distribution agreements covering the Asian and Oceania markets, and expenses associated with the production of Sugaree-TM- samples for use in human trials underway at the University of Maryland School of Medicine.

     No assurance can be given that the Company will be successful in its efforts to commercialize its products.

     G&A has been fully allocated to each segment's operating results discussed above. As reflected in the accompanying Consolidated Statements of Operations, G&A increased $160,000 from $1,063,000 in the first half of 1994 to $1,223,000 in the first half of 1995. This increased cost is primarily a result of the formation of a corporate communications group along with related fringe benefits, in addition to higher rent and other facility expenses allocated to G&A.

LIQUIDITY AND CAPITAL RESOURCES

     On September 28, 1994, the Company entered into an Amended and Restated Loan Agreement (the "Previous Credit Agreement"). The Previous Credit Agreement, which expired on May 31, 1995, provided for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the Previous Credit Agreement accrued interest at the bank's prime rate plus 1% per annum. The Previous Credit Agreement contained covenants which required the Company to meet certain tangible net worth and cash flow coverage ratios and limits direct research and development expenditures. On March 2, 1995, the agreement was amended to increase research and development expenditures to certain levels, subject to the Company obtaining certain before tax profit margin targets.

     On May 31, 1995, the Company entered into a Loan Agreement (the "New Loan Agreement") which replaced the Company's previous bank line of credit. The New Loan Agreement, which expires on May 31, 1996, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the New Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The New Loan Agreement contains covenants which require the Company to meet certain tangible net worth and cash flow coverage ratios, and excludes a specific limitation on research and development expenditures. The Company was in compliance with all covenants as of June 30, 1995.

     As reflected in the Consolidated Statements of Cash Flows, cash flows provided by operating activities improved by $682,773 primarily as a result of the improvement in earnings. Net cash used in investing activities decreased slightly despite the increase in the Company's volume of business. With the improvement in cash flow, the Company was able to decrease borrowings under its credit facility by $745,000 since December 31, 1994, as reflected by the net cash used in financing activities.

OTHER

     The Company has 2 major commercial information services contracts which provided revenues of $1,399,005 for the three month period ended June 30, 1995 and $2,765,955 for the six month period then ended. The Company also has contracts with the Federal government which aggregated $1,720,643 and $3,201,496 for the three and six month periods ended June 30, 1995, respectively. One of the major commercial contracts, which represented $593,332 and $1,326,414 of revenues for the three and six month periods of 1995, will be completed by early August of 1995.

                            BIOSPHERICS INCORPORATED
                                   __________


     As a result of routine audits of the Company's Federal income tax returns by the Internal Revenue Service ("IRS"), the IRS has disputed the timing of certain rent expense deductions taken during the 1986 through 1992 tax years. The aggregate amount of the IRS' claims and penalties were $348,666 and $79,808, respectively. The deficiencies in question constitute temporary differences regarding the period in which certain rent expenses should be deducted, and therefore, if the IRS is successful, the outcome will not have an impact on the Company's Consolidated Statements of Operations. However, if any interest and penalties are assessed, such amounts would result in a charge to the Company's Consolidated Statements of Operations. The Company has filed a petition in the United States Tax Court disputing all of the claims and penalties. The Company has identified certain errors in the IRS audit findings which will substantially reduce any amounts paid as a result of the audit. The IRS has also agreed to waive all penalties under a proposed settlement. If the proposed settlement is consummated, there will be no impact on the Company's results of operations and no material impact on cash flows.

     Consistent with the Company's policy, excess profits will be retained by the Company to help bring Sugaree-TM-, Wingdinger-TM- and its other products to market, and for investment in the expansion of the information services business. Thus, no dividends are anticipated in 1995. While management believes that continuing operations of the business will generate positive cash flow, management is pursuing additional financing alternatives to accelerate bringing its products to market and to support growth of its core businesses. However, there can be no assurance that such alternatives will be available on terms satisfactory to the Company.

                            BIOSPHERICS INCORPORATED
                                   __________


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     See Note 4 Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements contained in Part I, Item I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 15,1995, the Company held its Annual Meeting of Shareholders. A total of 3,701,910 shares of stock were voted representing 94.4% of shares outstanding. All directors proposed by the Company were elected with more than 99% of the outstanding shares. The ratification of the appointment of Coopers & Lybrand LLP was also approved by more than 99% of the outstanding shares. The following information reflects the results of each matter voted upon.


Election of Directors                                                                   For             Against          Withheld
--------------------------------------------------                                    ----------      -----------     ------------

Gilbert V. Levin                                                                       3,671,434            1,525           28,951
Lionel V. Baldwin                                                                      3,672,859              100           28,951
David A. Blake                                                                         3,672,609              350           28,951
A. Bruce Cleveland                                                                     3,672,959                0           28,951
George S. Jenkins                                                                      3,671,809            1,150           28,951
M. Karen Levin                                                                         3,669,134            3,825           28,951
Anne S. MacLeod                                                                        3,672,859              100           28,951
Richard L. Snowden                                                                     3,672,659              300           28,951


Ratify the Appointment of Independent Accountants                                       For             Against          Abstain
--------------------------------------------------                                    ----------      -----------     ------------

Coopers & Lybrand LLP                                                                  3,675,994           14,630           11,286


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27

Financial Data Schedule for the quarterly period ended June 30, 1995 (filed electronically only).

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

                            BIOSPHERICS INCORPORATED
                                   __________


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BIOSPHERICS INCORPORATED


Date:  August 8, 1995              By:  /s/ Arthur S. Locke, III
       --------------                   ----------------------------------------
                                        Arthur S. Locke, III
                                        Vice President, Chief Financial Officer