Form 10QSB
period 1995-09-30
BIOSPHERICS INC
filed 1995-11-14
CIK 12239

===============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                       For the quarterly period ended September 30, 1995
                                                      -------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                       For the transition period from _____________ to ________
                       Commission file number    0-5776
                                              ---------------------------------


                 BIOSPHERICS-Registered Trademark- INCORPORATED

-------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                            52-0849320
---------------------------------                          -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

             12051 Indian Creek Court, Beltsville, Maryland  20705
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 301-419-3900
-------------------------------------------------------------------------------
                         (Issuer's telephone number)

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

    The number of outstanding shares of the registrant's Common Stock on November 10, 1995, was 3,920,371.

    Transitional Small Business Disclosure Format (Check One):  Yes       No X
                                                                    ---     ---

===============================================================================

                           BIOSPHERICS INCORPORATED
                                 -------------
                                  FORM 10-QSB

                                     Index
                                     -----

                                                                      Page No.
                                                                      --------
Cover Sheet                                                               1

Index                                                                     2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Operations for the
         three and nine months ended September 30, 1995 and 1994
         (unaudited)                                                      3

         Consolidated Balance Sheets at September 30, 1995 (unaudited)
         and December 31, 1994                                            4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1995 and 1994 (unaudited)                    5

         Notes to the Consolidated Financial Statements (unaudited)       6

Item 2.  Management's Discussion and Analysis or Plan of Operation        8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURE                                                                13

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           BIOSPHERICS INCORPORATED
                     Consolidated Statements of Operations
                                  (unaudited)



                                                 THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                     1995                1994               1995               1994
                                                 ------------        ------------       ------------       ------------


REVENUES
  Contract revenues                              $  4,070,231        $  4,115,473       $ 12,746,995       $ 11,872,639

OPERATING EXPENSES
  Direct contract costs and operating expenses      3,080,621           3,201,841          9,569,734          9,803,360
  General and administrative                          569,798             539,379          1,793,104          1,602,478
  Research and development                            114,288              82,990            411,358            499,248
  Depreciation and amortization                       122,835             115,536            339,534            294,081
                                                 ------------        ------------       ------------       ------------

  Total operating expenses                          3,887,542           3,939,746         12,113,730         12,199,167
                                                 ------------        ------------       ------------       ------------

Income (loss) from operations                         182,689             175,727            633,265           (326,528)

Other income (expense)
  Other income (expense)                                4,958               5,745             (8,968)            10,632
  Interest expense                                    (88,043)            (31,040)          (144,690)           (87,692)
                                                 ------------        ------------       ------------       ------------

Income (loss) before taxes                             99,604             150,432            479,607           (403,588)
  Income tax benefit (expense)                         30,701             (57,969)          (115,790)           156,118
                                                 ------------        ------------       ------------       ------------

NET INCOME (LOSS)                                $    130,305        $     92,463       $    363,817       $   (247,470)
                                                 ============        ============       ============       ============

NET INCOME (LOSS) PER SHARE                      $       0.03        $       0.02       $       0.08       $      (0.06)
                                                 ============        ============       ============       ============



               See notes to consolidated financial statements.

                           BIOSPHERICS INCORPORATED
                         Consolidated Balance Sheets


                                                                     September 30,       December 31,
                                                                         1995                1994
                                                                     -------------       ------------
                                                                      (unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $      58,006       $      7,979
  Trade accounts receivable, net                                         2,749,795          3,277,923
  Costs and estimated earnings in excess of billings on contracts          294,068            338,810
  Other receivables                                                        126,954            202,392
  Prepaid expenses and other assets                                        464,061            472,288
  Current deferred income taxes                                             53,545             53,545
                                                                     -------------       ------------
    Total current assets                                                 3,746,429          4,352,937

  Restricted cash-security deposit                                          27,408             27,408
  Property and equipment, net                                            1,661,822          1,703,268
  Patents, net                                                              95,947             88,400
                                                                     -------------       ------------
    Total assets                                                     $   5,531,606       $  6,172,013
                                                                     =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank line of credit                                                $     728,000       $  1,535,000
  Accounts payable and accrued expenses                                  1,126,181          1,331,106
  Accrued salaries and benefits                                            519,027            469,966
  Accrued vacation                                                         181,240            173,663
  Income taxes payable                                                         896             31,772
                                                                     -------------       ------------
    Total current liabilities                                            2,555,344          3,541,507

Deferred compensation                                                      148,626            148,626
Deferred income taxes                                                      190,425            190,425
Deferred rent                                                              125,825            159,129
                                                                     -------------       ------------
    Total liabilities                                                    3,020,220          4,039,687

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 18,000,000 shares
   authorized, 3,934,622 shares issued, 3,922,862 outstanding at September 30, 1995, and 3,904,770 issued and outstanding
   at December 31, 1994                                                     39,346             39,048
  Paid-in capital in excess of par                                         904,457            765,544
  Treasury stock, 11,760 shares at cost                                   (123,968)                 -
  Retained earnings                                                      1,691,551          1,327,734
                                                                     -------------       ------------
    Stockholders' equity                                                 2,511,386          2,132,326
                                                                     -------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   5,531,606       $  6,172,013
                                                                     =============       ============




               See notes to consolidated financial statements.

                          BIOSPHERICS INCORPORATED
                    Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                           1995               1994
                                                                                       ------------       ------------


Net income (loss)                                                                      $    363,817       $   (247,470)
Adjustments to reconcile net income (loss) to net cash provided
 (used) by operating activities:
  Depreciation and amortization                                                             339,534            294,081
  Loss on disposal of property and equipment                                                 32,415                  -
  Provision for uncollectible accounts                                                       22,617             27,000
  Decrease in short-term investment                                                               -             56,865
  Decrease (increase) in trade accounts receivable                                          505,511           (500,840)
  Decrease (increase) in costs and estimated earnings
   in excess of billings on contracts                                                        44,742           (248,819)
  Decrease in other receivables                                                              75,438            168,276
  Decrease in income taxes receivable                                                             -            281,043
  Decrease in prepaid expenses and other assets                                               8,227             13,084
  Increase in restricted cash-security deposit                                                    -            (27,408)
  Increase (decrease) in accounts payable, accrued expenses, and other liabilities         (204,926)           446,894
  Increase in accrued salaries and benefits                                                  49,061            133,588
  Increase in accrued vacation                                                                7,577              7,212
  Decrease in income taxes payable                                                          (30,876)                 -
  Decrease in deferred rent                                                                 (33,304)           (38,989)
  Other                                                                                           -            (25,974)
                                                                                       ------------       ------------
    Total adjustments                                                                       816,016            586,013

Net cash provided by operating activities                                                 1,179,833            338,543

Cash flows from investing activities:
  Purchases of property and equipment                                                      (326,450)          (266,940)
  Additions to patent costs                                                                 (11,599)            (8,176)
                                                                                       ------------       ------------
  Net cash used by investing activities                                                    (338,049)          (275,116)

Cash flows from financing activities:
  Net proceeds (repayments) under line of credit                                           (807,000)            64,887
  Proceeds from issuance of common stock                                                     15,243              2,175
                                                                                       ------------       ------------
  Net cash used by financing activities                                                    (791,757)            67,062

Net increase in cash and cash equivalents                                                    50,027            130,489
Cash and cash equivalents, beginning of period                                                7,979              9,045
                                                                                       ------------       ------------
Cash and cash equivalents, end of period                                               $     58,006       $    139,534
                                                                                       ============       ============




               See notes to consolidated financial statements.

                            BIOSPHERICS INCORPORATED
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  -------------


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

2.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common shares and, when appropriate, common stock equivalents outstanding during the period. Common stock equivalents consist of shares under option. Fully-diluted earnings per share is not materially different from primary earnings per share. The weighted average number of common shares and common stock equivalents outstanding during the three and nine month periods ended September 30, 1995 and 1994 are as follows:


                                       THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------   -------------------------------
                                           1995                1994           1995               1994
                                       -----------         ------------   ------------       ------------

Weighted average shares outstanding     3,922,862           3,904,770      3,922,862          3,904,770
Common stock equivalents                  769,636                   -        527,040                  -
                                       -----------         ------------   ------------       ------------
Weighted average shares and common
 stock equivalents outstanding          4,692,498           3,904,770      4,449,902          3,904,770

                                       ===========         ============   ============       ============

3.  BANK LINE OF CREDIT

    On September 28, 1994, the Company entered into an Amended and Restated Loan Agreement (the "Previous Credit Agreement"). The Previous Credit Agreement, which expired on May 31, 1995, provided for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the Previous Credit Agreement accrued interest at the bank's prime rate plus 1% per annum. The Previous Credit Agreement contained covenants which required the Company to meet certain tangible net worth and cash flow coverage ratios and imposed limits on direct research and development expenditures. On March 2, 1995, the agreement was amended to increase research and development expenditures to certain levels, subject to the Company obtaining certain before-tax profit margin targets.

    On May 31, 1995, the Company entered into a Loan Agreement (the "New Loan Agreement") which replaced the Company's previous bank line of credit. The New Loan Agreement, which expires on May 31, 1996, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the New Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The New Loan Agreement contains covenants which require the Company to meet certain tangible net worth and cash flow coverage ratios, and excludes a specific limitation on research and development expenditures. The Company was in compliance with all covenants as of September 30, 1995.

                            BIOSPHERICS INCORPORATED
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  -------------


4.  TERM LOAN

    On October 12, 1995, the Company entered into a $200,000 Promissory Note which matures on October 12, 1998. The Promissory Note accrues interest at the rate of 8.55% per annum and the Company is required to make monthly payments of interest and principal. The proceeds were used to provide financing for a portion of the Company's property and equipment purchases during 1995. The Promissory Note is collateralized by equipment purchased prior to October 12, 1995.

5.  COMMITMENTS AND CONTINGENCIES

    As a result of routine audits of the Company's Federal income tax returns by the Internal Revenue Service ("IRS"), the IRS had disputed the timing of certain rent expense deductions taken during the 1986 through 1992 tax years.
 The aggregate amount of the IRS' claims and penalties were $348,666 and $79,808, respectively. The deficiencies in question constituted temporary differences regarding the period in which certain rent expenses should have been deducted. The Company had filed a petition in the United States Tax Court disputing all of the claims and penalties. Additionally, the Company had identified certain errors in the IRS audit findings. As a result, on August 28, 1995, the Company entered into a settlement agreement under which the IRS claims were substantially reduced and all penalties assessed were waived. During the third quarter of 1995, the Company accrued interest expense relating to the settlement, which was offset by reducing its current income tax liability relating to excess income tax accruals maintained until a settlement was reached. The overall impact on net income and cash flow was immaterial.

    On August 16, 1995, the Company entered into a Letter of Intent with MD Foods Ingredients amba ("MD Foods") to negotiate within 1 year an agreement to establish and operate a company ("Newco") which will produce and distribute commercial quantities of the Company's patented, non-fattening sugar, D-tagatose worldwide. The Letter of Intent provides for the construction and operation of a pilot plant to obtain product development quantities of the sugar and obtain data on which to design a full-scale plant. The pilot plant is now under construction. Under the agreement, MD Foods will incur costs up to $550,000 for the construction and operation of the pilot plant, costs associated with establishing Newco, and other costs. MD Foods will be reimbursed for 100% of such costs by Newco, if organized, or 50% by the Company if the parties do not reach an agreement. If no agreement is reached, the product of the effort and all the technology resides with the Company. No amounts have been accrued by the Company to reimburse MD Foods for these costs. The Company will be reimbursed up to $170,000 by Newco for certain costs to produce limited quantities of D-tagatose, costs associated with establishing Newco, and certain other costs. MD Foods will reimburse the Company for up to 50% of these costs if an agreement is not reached. The Company has not recognized a receivable for the recovery of such costs.

                            BIOSPHERICS INCORPORATED
                                   ----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    The Company earned net income of $130,305 for the third quarter of 1995, compared with $92,463 during the third quarter of 1994. Income from operations of $182,689 in 1995 remained consistent with $175,727 during the 1994 period. Revenues decreased slightly to $4,070,231 in the third quarter of 1995 compared to $4,115,473 for the third quarter of 1994. These fluctuations are discussed further below.



                                            THREE MONTHS ENDED SEPTEMBER 30,
INFORMATION SERVICES                            1995                1994
                                            ------------        ------------

Revenues                                       3,509,000           3,359,000
Operating expenses                             3,179,000           3,083,000
                                            ------------        ------------
  Income from operations                         330,000             276,000
                                            ============        ============

ENVIRONMENTAL AND LABORATORY SERVICES

Revenues                                         545,000             746,000
Operating expenses                               577,000             759,000
                                            ------------        ------------
  Loss from operations                           (32,000)            (13,000)
                                            ============        ============

RESEARCH AND DEVELOPMENT

Revenues                                          16,000              11,000
Operating expenses                               131,000              98,000
                                            ------------        ------------
  Loss from operations                          (115,000)            (87,000)
                                            ============        ============



    Information services revenues were $3,509,000, which reflects an increase of 4.5% or $150,000, compared with revenues of $3,359,000 during the third quarter of 1994. Income from operations improved $54,000 from $276,000 during the third quarter of 1994. The increase in revenues was primarily the result of increases in Federal government business offset by a decline in commercial business. Commercial business declined due to the conclusion of a major contract in early August 1995, offset by an increase from a customized disease management support program. The percentage of commercial and Federal government information services business changed from 59% and 41%, respectively, during the 1994 period, to 53% and 47%, respectively, during the third quarter of 1995. Cost control measures implemented on the Company's Department of Agriculture Forest Service campsite reservation contract was the primary cause for the increase in income from operations. Information services revenues continue to represent a substantial part of the Company's revenues with 86% during the third quarter of 1995 and 82% for the same 1994 period.

    Environmental services revenues were $545,000, which reflects a decline of 26.9% or $201,000, compared with revenues of $746,000 during the third quarter of 1994. The operating loss was $32,000 as compared to an operating loss of $13,000 in 1994. The decline in revenue was primarily caused by a decrease in work in the Company's Beltsville office due to the completion of a county government contract. Profitability continues to be strained by competitive market pressure on pricing and a continuing high overhead rate.

    The research and development loss from operations increased by $28,000 or 32.2% primarily because of higher expenses during the third quarter of 1995 in connection with human trials to determine D-tagatose usefulness with diabetic patients underway at the University of Maryland School of Medicine.

    On August 16, 1995, the Company entered into a Letter of Intent with MD Foods Ingredients amba ("MD Foods") to negotiate within 1 year an agreement to establish and operate a company ("Newco") which will produce and distribute commercial quantities of the Company's patented, non-fattening sugar, D-tagatose worldwide. The Letter of

                            BIOSPHERICS INCORPORATED
                                   ----------


Intent provides for the construction and operation of a pilot plant to obtain product development quantities of the sugar and obtain data on which to design a full-scale plant. The pilot plant is now under construction. Under the agreement, MD Foods will incur costs up to $550,000 for the construction and operation of the pilot plant, costs associated with establishing Newco, and other costs. MD Foods will be reimbursed for 100% of such costs by Newco, if organized, or 50% by the Company if the parties do not reach an agreement. If no agreement is reached, the product of the effort and all the technology resides with the Company. No amounts have been accrued by the Company to reimburse MD Foods for these costs. The Company will be reimbursed up to $170,000 by Newco for certain costs to produce limited quantities of D-tagatose, costs associated with establishing Newco, and certain other costs. MD Foods will reimburse the Company for up to 50% of these costs if an agreement is not reached. The Company has not recognized a receivable for the recovery of such costs.

     General and administrative expenses ("G&A") have been fully allocated to each segment's operating results discussed above. As reflected in the accompanying Consolidated Statements of Operations, G&A increased $30,419 from $539,379 in the third quarter of 1994 to $569,798 in the third quarter of 1995. This increased cost is primarily a result of the transfer of certain salary, fringe benefit, and other costs to G&A in connection with the formation of a corporate communications group.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    The Company earned net income of $363,817 for the first nine months of 1995, compared with a net loss of $247,470 during the first nine months of 1994. Income from operations increased to $633,265 in 1995 from a loss from operations in 1994 of $326,528. Revenues increased 7.4% to $12,746,995 in the first nine months of 1995 compared to $11,872,639 for the first nine months of 1994. As reflected in the chart below, the improvement in the results of operations is primarily a result of significant improvement in operations of the information services business. These fluctuations are discussed further below.


                                            NINE MONTHS ENDED SEPTEMBER 30,
INFORMATION SERVICES                            1995               1994
                                            ------------       ------------

Revenues                                      11,150,000          9,901,000
Operating expenses                             9,776,000          9,674,000
                                            ------------       ------------
  Income from operations                       1,374,000            227,000
                                            ============       ============

ENVIRONMENTAL AND LABORATORY SERVICES

Revenues                                       1,578,000          1,937,000
Operating expenses                             1,881,000          1,981,000
                                            ------------       ------------
  Loss from operations                          (303,000)           (44,000)
                                            ============       ============

RESEARCH AND DEVELOPMENT

Revenues                                          19,000             35,000
Operating expenses                               457,000            545,000
                                            ------------       ------------
  Loss from operations                          (438,000)          (510,000)
                                            ============       ============




    Information services revenues were $11,150,000, which reflects an increase of 12.6% or $1,249,000, compared with revenues of $9,901,000 during the first nine months of 1994. Operating profit improved $1,147,000 from $227,000 during the first nine months of 1994. The increases in revenues and profitability were primarily the result of increases in commercial business during the first six months of 1995 including a new customized disease management support program, offset by a decline in Federal government contract revenue. The percentage of commercial and government information services business changed from 41% and 59%, respectively, during the 1994 period, to 55% and 45%, respectively, during the nine months ended September 30, 1995. The change in the mix of business contributed to the improved operating profit along with cost control measures implemented on the Company's

                            BIOSPHERICS INCORPORATED
                                   ----------


Department of Agriculture forest service campsite reservation contract. Information services revenues continue to represent a substantial part of the Company's revenues with 88% during the first nine months of 1995 and 83% for the same 1994 period.

    Environmental services revenues were $1,578,000, which reflects a decline of 18.5% or $359,000, compared with revenues of $1,937,000 during the first nine months of 1994. The operating loss was $303,000 as compared to an operating loss of $44,000 in 1994. The decline in results of operations was primarily caused by a decrease in public housing work in the Company's Cleveland office, a decrease in work in the Company's Beltsville office due to the completion of a county government contract, competitive market pressure on pricing, and a continuing high overhead rate. The high overhead is partly the result of an increased emphasis on marketing and sales efforts to increase revenues and improve profitability.

    The research and development loss from operations decreased by $72,000 or 14.1% primarily because of higher expenses during the first nine months of 1994. The 1994 expenses were higher primarily as a result of toxicology testing and initial overseas marketing costs for Sugaree-TM-, which is the Company's patented non-fattening, bulk sugar substitute, scientifically known as D-tagatose. Expenses incurred during 1995 primarily relate to ongoing efforts to begin commercial production of Sugaree-TM- through a toll producer, overseas travel to continue negotiating distribution agreements covering the Asian and Oceania markets, and expenses associated with human trials underway at the University of Maryland School of Medicine.

    No assurance can be given that the Company will be successful in its efforts to commercialize its products.

    G&A has been fully allocated to each segment's operating results discussed above. As reflected in the accompanying Consolidated Statements of Operations, G&A increased $190,626 from $1,602,478 in the first nine months of 1994 to $1,793,104 in the first nine months of 1995. This increased cost is primarily a result of the formation of a corporate communications group along with related fringe benefits, in addition to higher rent and other facility expenses allocated to G&A.

LIQUIDITY AND CAPITAL RESOURCES

    On September 28, 1994, the Company entered into an Amended and Restated Loan Agreement (the "Previous Credit Agreement"). The Previous Credit Agreement, which expired on May 31, 1995, provided for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the Previous Credit Agreement accrued interest at the bank's prime rate plus 1% per annum. The Previous Credit Agreement contained covenants which required the Company to meet certain tangible net worth and cash flow coverage ratios and imposed limits on direct research and development expenditures. On March 2, 1995, the agreement was amended to increase research and development expenditures to certain levels, subject to the Company obtaining certain before-tax profit margin targets.

    On May 31, 1995, the Company entered into a Loan Agreement (the "New Loan Agreement") which replaced the Company's previous bank line of credit. The New Loan Agreement, which expires on May 31, 1996, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the New Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The New Loan Agreement contains covenants which require the Company to meet certain tangible net worth and cash flow coverage ratios, and excludes a specific limitation on research and development expenditures. The Company was in compliance with all covenants as of September 30, 1995.

    On October 12, 1995, the Company entered into a $200,000 Promissory Note which matures on October 12, 1998. The Promissory Note accrues interest at the rate of 8.55% per annum and the Company is required to make monthly payments of interest and principal. The proceeds were used to provide financing for a portion of the Company's property and equipment purchases during 1995. The Promissory Note is collateralized by equipment purchased prior to October 12, 1995.

                            BIOSPHERICS INCORPORATED
                                   ----------


    As reflected in the Consolidated Statements of Cash Flows, cash flows provided by operating activities improved by $841,290 primarily as a result of the improvement in earnings, accounts receivable turnover, and offset by an increase in accounts payable cash flow. Net cash used in investing activities increased because of equipment acquisitions required to support the increase in the Company's volume of business. With the improvement in cash flow, the Company was able to decrease borrowings under its credit facility by $807,000 since December 31, 1994, as reflected by the net cash used in financing activities.

OTHER

    As a result of routine audits of the Company's Federal income tax returns by the Internal Revenue Service ("IRS"), the IRS had disputed the timing of certain rent expense deductions taken during the 1986 through 1992 tax years.
 The aggregate amount of the IRS' claims and penalties were $348,666 and $79,808, respectively. The deficiencies in question constituted temporary differences regarding the period in which certain rent expenses should have been deducted. The Company had filed a petition in the United States Tax Court disputing all of the claims and penalties. Additionally, the Company had identified certain errors in the IRS audit findings. As a result, on August 28, 1995, the Company entered into a settlement agreement under which the IRS claims were substantially reduced and all penalties assessed were waived. During the third quarter of 1995, the Company accrued interest expense relating to the settlement, which was offset by reducing its current income tax liability relating to excess income tax accruals maintained until a settlement was reached. The overall impact on net income and cash flow was immaterial.

    Consistent with the Company's policy, excess profits will be retained by the Company to help bring D-tagatose and its other products to market, and for investment in the expansion of the information services business. Thus, no dividends are anticipated in 1995. While management believes that continuing operations of the business will generate positive cash flow, management is pursuing additional financing alternatives to accelerate bringing its products to market and to support growth of its core businesses.
 However, there can be no assurance that such alternatives will be available on terms satisfactory to the Company.

                            BIOSPHERICS INCORPORATED
                                   ----------

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See Note 5, Commitments and Contingencies, in the accompanying Notes to the Consolidated Financial Statements contained in Part I, Item I.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27

Financial Data Schedule for the quarterly period ended September 30, 1995 (filed electronically only).

REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the quarter.

                            BIOSPHERICS INCORPORATED
                                   ----------


SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BIOSPHERICS INCORPORATED


Date:  November 14, 1995               By:  /s/  Arthur S. Locke, III
      ------------------                    --------------------------
                                            Arthur S. Locke, III
                                            Vice President-Finance,
                                            Chief Financial Officer


                                     -13