Form 10KSB
period 1995-12-31
BIOSPHERICS INC
filed 1996-03-19
CIK 12239

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB
 (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [Fee Required]
                        For the fiscal year ended December 31, 1995
                                                  -----------------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT
         OF 1934 [No Fee Required]

                        For the transition period from __________ to __________

                        Commission file number   0-5576
                                              ---------------------------------

                    BIOSPHERICS-REGISTERED TRADEMARK- INCORPORATED

-------------------------------------------------------------------------------
                    (Name of small business issuer in its charter)

             Delaware                                      52-0849320
-----------------------------------              ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
[caad 214]incorporation or organization)                   No.)


12051 Indian Creek Court, Beltsville, Maryland               20705
----------------------------------------------   -----------------------------
         (Address of executive offices)          (Zip Code)

Issuer's telephone number, including area code: 301-419-3900
                                               ------------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered

           None
----------------------------          -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock ($.01 par value per share)
------------------------------------------------------------------------------
                                   (Title of class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No
      ---     ---

    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year: $13,739,514.

    The total market value of the voting stock was $43,125,456, of which $24,885,674 was held by nonaffiliates of the registrant, based upon the closing price of the Common Stock on February 15, 1996, as quoted by NASDAQ.

    The number of outstanding shares of the registrant's Common Stock on February 15, 1996, was 3,920,496.

                         DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Proxy Statement of Biospherics Incorporated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 1996, are incorporated herein by reference into Part III of this report.

    Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                    ---    ---

                            BIOSPHERICS INCORPORATED

                                 -------------

PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Biospherics Incorporated (the "Company"), a Delaware corporation, was founded in 1967. The Company has developed into a scientific and technological firm providing information services to private industry and to Federal, State, and local government agencies, biological and chemical contract research services, and is developing its own proprietary products. The Company consists of an Information Services Division ("ISD"), a Research and Development Unit ("R&D"), and an Environmental and Laboratory Services Division ("ELSD"). As discussed further below, on January 5, 1996, the Board of Directors approved a plan to sell ELSD.

    In 1969, the Company completed a public offering and its common stock trades on the NASDAQ National Market System under the symbol "BINC."

INFORMATION SERVICES DIVISION

    ISD's information professionals provide computerized health, pharmaceutical and medical data collection and clinical trial management, report and publication writing and editing, development of programmatic concepts in public health information and education, database management, and computer-assisted health resource information. ISD collects and disseminates information by providing customized telesupport and database management systems that combine the human element of live operators with advanced communication technology. It answers millions of calls annually from professionals and the public nationwide and disseminates millions of publications. The core of its operation consists of state-of-the-art telecommunications equipment that efficiently manages and tracks high volumes of calls. This technology is combined with computerized database management systems, which results in an efficient and effective system to collect and disseminate large amounts of information. With special emphasis on quality, Biospherics has become known as a leading national health hotline company.

    ISD specializes in public health issues and provides information services on a wide range of diseases and disabilities, disease prevention, and education. Areas of expertise include Alzheimer's disease, AIDS, cancer, diabetes, heart disease, and stroke, in addition to the broad areas of smoking, aging, and environmental hazards, including potential health hazards from mishandling of pesticides. Programs are staffed by health professionals and other information specialists who are given extensive training and strict quality control guidelines. ISD's clients include over 20 of the Nation's top pharmaceutical companies, and Federal departments that deal with health or education. ISD holds contracts with such agencies as the Department of the Navy, the General Services Administration, the Department of Health and Human Services, and the Department of Agriculture. Contracts with non-governmental parties are typically obtained following private negotiations and are most often for a term of 1 year although many such contracts have continued to renew for several years. Contracts with governmental parties are obtained after a competitive bidding process and are most often for terms ranging from 2 to 3 years with additional option years. During 1995, the Company recognized revenue from two of its commercial customers, Parke-Davis and Merck, representing 23% and 10%, respectively, of the total Company revenues. During 1994, the Company recognized 29% of its total revenues from the Merck contract.

    ISD accounted for nearly 100% of the Company's total revenues from continuing operations in 1995 and 1994, and accounted for all of the profits. Growth in commercial health information programs has resulted in a change in the mix of commercial and Federal business. During 1995, commercial business accounted for approximately 54% of ISD's business compared with 46% in 1994. This growth in commercial business is expected to continue in 1996 as companies require ISD's services in response to a continuing high level of public interest in health information.

    ISD's primary operation is located in the Company's Beltsville, Maryland, headquarters. ISD also operates a facility in Cumberland, Maryland.

                            BIOSPHERICS INCORPORATED

                                 -------------

R&D UNIT

    R&D is the Company's research and development arm, dedicated to developing proprietary products and services with a view towards economic commercial applications. Over the last several years, it has invested more than $2,600,000 in these developments, primarily in its nonfattening sugar. The Company has accumulated a number of patents on its products.

    SUGAREE-TM- R&D has patented the use of a rare, naturally occurring sugar, D-tagatose, as a low-calorie and uniquely nonfattening sweetener. In 1994, D-tagatose was named "Sugaree." It is a true sugar that looks, feels, performs, and tastes like table sugar. Present in trace amounts in many dairy products, it differs from competing low-calorie sweeteners in that it is the only one that has the full bulk of sugar with a clean, sweet taste. Biospherics has been developing the substance since receiving its patent for use as a food additive in 1988. The Company has received additional key patents for the economic production of the material and for its use as an anti-hyperglycemic agent (1994) and, also as a treatment for diabetes (1995).

    On August 16, 1995, the Company entered into a Letter of Intent with MD Foods Ingredients amba ("MD Foods") to negotiate in good faith for 1 year for an agreement to establish and operate a joint venture which will produce and distribute commercial quantities of Sugaree worldwide. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Company is working with MD Foods in Denmark where a pilot plant is producing small quantities of Sugaree for production testing by interested food products manufacturers. The Company has made arrangements with prospective distributors and hopes to begin the distribution of small quantities in Pacific Rim countries, including Australia, as soon as commercial quantities are available. Process data is also being collected for then design of a full-scale plant. Management believes the experience gained and revenues generated overseas will permit continuation of the FDA test program, leading to approval to sell the product in the United States and those European countries requiring FDA-like approvals, although any such approval could be several years away.

    In 1993, several important animal safety studies conducted in accordance with U.S. Food and Drug Administration ("FDA") test requirements were successfully completed in independent toxicology laboratories. No toxic effects were found. Based on the success of these studies, as intepreted by the Company's independent consulting toxicologist, the Company decided to begin sales of its product, when such amounts are available for any sales, in Australia and a number of Pacific Rim Countries where regulations, modeled after
the recommendations of the World Health Organization, permit.   Biospherics
believes the favorable safety results will satisfy requirements governing sale of Sugaree in a number of countries. The Company plans to continue the tests required for U.S. FDA approval utilizing foreign sales revenues for funding.

    In 1993, the food product consulting firm of Hammond & Hatch formulated chocolate candy and chewing gum with Sugaree and reported that the chocolate was "an excellent-tasting product not inferior to the popular major brand of chocolate candy upon which it was modeled." The Sugaree gum, formulated to taste like a popular major brand of spearmint gum, was "equal to sugar-sweetened gum, which should make it far superior to other commercial sugar-free gums." Both products were described as having good appearance and consistency in addition to good flavor.

    The Company believes Sugaree will fill a market not currently accessible to other sweetener products. That market includes chocolate confections, chewing gums, baked goods, heat-processed foods, ice cream and frozen desserts, other dairy products, cereals, and other products in which the full bulk of sugar is required. Biospherics believes that chocolate candies and chewing gums are excellent introductory uses for its nonfattening sugar because each constitutes a large market and each uses sugar as a major ingredient. Manufacturers have long sought a low-calorie substitute for table sugar in chocolate candy, which, because of its high sugar content, suffers from a high-calorie profile. While gum manufacturers have used alternative sweeteners to reduce caloric content, none have succeeded in emulating the flavor of table sugar. Also, unlike table sugar, Sugaree has been shown to cause virtually no tooth decay.

                            BIOSPHERICS INCORPORATED

                                 -------------

    Under an award from the State of Maryland and additional funding from Biospherics, researchers at the University of Maryland School of Medicine, are performing a human study to examine the potential usefulness of Sugaree for people with diabetes.

    LEV-O-CAL-TM- Earlier in its low calorie sweetener research, the Company has obtained patents in the United States and abroad for the use of a broad group of hexose L-sugars for sweetening and/or bulking purposes in foods, beverages, and drugs. L-sugars contribute little or no caloric value to foods. Research also demonstrates that common bacteria cannot effectively utilize L-sugars, indicating reduced tooth decay. Additionally, foodstuffs substituted with L-sugars would resist bacterial spoilage better and would have longer shelf lives. To date no economic means for production exists. However, the Company plans to develop such for some of the L-sugars. For now, Biospherics' research efforts and investment are largely devoted to Sugaree because of the favorable prospects for this product and its manufacturing process.

    SAFE-FOR-HUMANS PESTICIDES   The increasing national and worldwide concern
over pesticide hazards in foods and the general environment ensures a major market for an economical and effective product that poses no human threat. In November 1992, the Company received a U.S. patent for its safe-for-humans pesticides. Some of these have already been demonstrated as being nontoxic to mammals, and the Company believes the others will prove the same. In 1990, the U.S. Department of Agriculture ("USDA") entered into a Cooperative Research and Development Agreement with Biospherics under which the USDA tested the efficacy of the pesticide against houseflies. The Company has designed a bait station for use of one of the pesticides, "WingDinger-TM-", against houseflies. Application for approval of a proposed label has been submitted to the U.S. EPA which, in its initial review, stated that it had no objection to the claim of non-toxicity to humans or other mammals.

    THE PHOSTRIP-REGISTERED TRADEMARK- PROCESS Biospherics' patented PhoStrip process for removing phosphorus from wastewater was first brought to market in 1974 and has since been contracted for in wastewater treatment facilities in some 30 municipalities in the Unites States and abroad. The Company entered into an agreement to establish PhoStrip Abwasser Technik GmbH (PAT) on June 6, 1989, with Biospherics having a 50% ownership position. The objective of PAT is to promote, market, and sell the PhoStrip process for use in wastewater treatment plants in Germany and Austria. To date, PAT has had limited success. In August 1991, the Company assigned its rights to the PhoStrip process, except for certain areas in Europe, to TETRA Technologies of Houston, Texas, for initial and future cash payments and royalties on sales. Under the royalty agreement, TETRA will continue marketing the PhoStrip process until 2004. The agreement requires minimum royalty payments for its continuation. In April 1993, Biospherics assigned some of its future rights to royalty payments to a former landlord in settlement of a lawsuit. To date, the Company has not been advised of any sales of the process by TETRA.

ENVIRONMENTAL AND LABORATORY SERVICES DIVISION

    Through its training and field services group and microscopy laboratory facilities, ELSD provides a broad complement of field services, training, consultation, and laboratory analysis concerning human exposure to hazardous substances in the workplace and in public or private environments. ELSD's environmental professionals conduct sampling operations to determine asbestos, lead-in-paint and other hazards in buildings, train remediation workers to the required state certification levels for hazardous substance removal operations, and supervise those operations to ensure compliance with good practice and regulations. Transmission electron microscopy ("TEM") is used to analyze samples taken for asbestos in compliance with the Asbestos Hazard Emergency Response Act, along with the more conventional optical microscopy. Lead-in-paint field determinations are made with x-ray fluorescence spectrum analyzers with confirmation, as needed, by chemical laboratory methods. The microscopy laboratory is fully accredited and certified by every major national accreditation program as well as by several state programs. National accreditation includes the American Industrial Hygiene Association, National Institute of Standards and Technology's National Voluntary Laboratory Accreditation Program, and the National Institute of Occupational Safety and Health's Proficiency in Analytical Testing Program.

    On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD because of a continuing lack of profitability and diminishing opportunity for profitable new sales. On February 27, 1996, the Company entered into an agreement with ManTech Environmental Corporation to sell substantially all

                            BIOSPHERICS INCORPORATED

                                 -------------

assets of ELSD except for certain receivables retained by the Company relating to completed contracts. The sale is expected to close on February 29, 1996. The purchase price will be equal to the book value of substantially all ELSD assets, less certain liabilities, plus approximately $150,000, subject to final adjustments under the agreement. The aggregate cash received for the sale and liquidation of remaining assets is expected to be approximately $850,000. The Company will no longer be in the Environmental and Laboratory Services business upon completion of this transaction. Management believes that the sale will permit better focus on the major businesses of the Company, ISD and R&D.

INDUSTRY SEGMENTS

    See Note 10 to Registrant's financial statements for information concerning the industry segments of Registrant, which information is incorporated herein by reference.

COMPETITION

    The Company is in competition with other information firms across the Nation and abroad. Many of its competitors are substantially larger than the Company in assets, gross sales, working capital, operations facilities, and number of personnel. While acknowledging strong competition from other information firms, Biospherics has developed a specialized niche by concentrating on high quality, personalized service combined with state-of-the-art computerization for efficiency and cost-effectiveness. ISD has established a reputation for rapidly starting up projects to meet its clients' critical needs, while not compromising high quality and reasonable pricing.

    Over the past several years, various sugar alcohols have been used in food products as bulk sweeteners. However, all are caloric, and none has the taste of table sugar. Three high-intensity, low-calorie sweeteners are on the market in the United States. Aspartame was approved by FDA in 1981; saccharin was on the market before FDA approval was required, and despite FDA's warning that it is a health hazard, Congress has prevented FDA from banning it. Recently, Acesulfame-K was approved by FDA for some limited food uses, but its ability to achieve significant market penetration is not yet known.

    Other low-calorie sweeteners are awaiting FDA approval. These sweeteners, however, are either "high-intensity" and lack the important bulking properties of Sugaree and Lev-O-Cal or, having bulk, are caloric. The Company believes that no other products approach the table sugar taste of Sugaree.

SALES BACKLOG

    Sales backlog for continuing operations at December 31, 1995 and 1994, were as follows ($000s):

                                     DECEMBER 31, 1995                             DECEMBER 31, 1994
                           ---------------------------------------      ---------------------------------------
                            CURRENT      LONG-TERM         TOTAL         CURRENT      LONG-TERM         TOTAL
                           ---------    -----------      ---------      ---------    -----------      ---------
Information Services       $ 10,693     $   21,248       $ 31,941       $ 12,355     $   19,809       $ 32,164
R&D Unit                          -              -              -              -              -              -
                           ---------    -----------      ---------      ---------    -----------      ---------
                           $ 10,693     $   21,248       $ 31,941       $ 12,355     $   19,809       $ 32,164
                           ---------    -----------      ---------      ---------    -----------      ---------

PATENTS AND TRADEMARKS

    The Company has established a strong, worldwide patent position for Sugaree, and its L-sugar sweeteners, and processes to manufacture each. The Company's 1988 U.S. patent for the use of Sugaree as a low-calorie sweetener/bulking agent has been obtained or filed in many countries. In October 1994, the Company received a patent for the discovery that Sugaree is effective in reducing hyperglycemia, one of the principal causes of physical and mental aging. In September, 1995, it received a patent for the use of D-tagatose in treating diabetes. The Company developed a proprietary method for manufacture of D-tagatose that is protected by two U.S. patents issued in 1991 and 1992.

                            BIOSPHERICS INCORPORATED

                                 -------------

    In 1981, the Company obtained a patent for the use of certain L-sugars as low-calorie sweeteners/bulking agents in foods, beverages, and drugs and later obtained patents on methods for the production of L-sugars. During 1992, the Company reestablished the claims of its L-sugar patent by obtaining a reissue of the patent in the United States.

    In November 1992, a U.S. patent was awarded the Company for its safe-for-humans pesticide. Foreign patents for the pesticide have also been applied for. With respect to all of its inventions, the Company has received a total of approximately 100 patents, including foreign issues. It has several patents pending and many additional invention disclosures.

    In addition to its strong patent position, the Company also relies on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

GOVERNMENTAL REGULATION

    The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements. Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws. The Company has not incurred significant expense in complying with such laws and does not anticipate material expense, except for the FDA approval for commercialization of Sugaree and L-sugars. Commercialization of Sugaree and L-sugars in the United States for use as food additives will require FDA approval unless it is determined that the substances occur naturally in significant amounts in common food to be classified as Generally Regarded as Safe (GRAS). Laboratory studies must be submitted to and reviewed by FDA to demonstrate efficacy and safety of the products. As of this date, Biospherics believes the results of its test program warrant continuing the development efforts.

EMPLOYEES

    The Company presently employs 329 persons, both full- and part-time, including 25 persons in ELSD. The Company's employees are not currently unionized, and management believes that its relations with the Company's employees are harmonious.

RESEARCH AND DEVELOPMENT

    R&D expenditures were $538,714 and $579,820 in 1995 and 1994, respectively. These expenditures were incurred primarily in the ongoing development of Sugaree and its safe-for-humans pesticides.


ITEM 2.  DESCRIPTION OF PROPERTIES

    The Company leases a 95,000 square foot facility in Beltsville, Maryland under the terms of a lease which expires on April 30, 1998. The Company currently occupies 52,000 square feet of this facility and has subleased the remaining space. In connection with the sale of ELSD, the Company will sublease approximately 9,000 square feet to the Purchaser for at least 2 months and will seek to continue to sublease the space subsequent to the Purchaser moving out. Current annual rent is approximately $1,139,000 and is subject to scheduled base rent increases during the lease term. In 1991, the Company entered into an Agreement of Sublease for approximately 25,000 square feet of its Beltsville facility for a lease term from September 1, 1991, through April 30, 1998, with annual rental income of $136,000. In 1994, the Company entered into an additional Agreement of Sublease for approximately 18,000 square feet of its Beltsville facility for a lease term from February 1, 1994, through April 30, 1998, with annual rental income of $290,200. The Company also provides telesupport services in a 12,700 square foot facility in Cumberland, Maryland. The lease was scheduled to expire on September 30, 1994, but was continued on a month-to-month basis until March 1995, at which time it was extended until December 31, 1998. Annual base rent is $58,000.

                            BIOSPHERICS INCORPORATED

                                 -------------

ITEM 3.  LEGAL PROCEEDINGS

    As a result of routine audits of the Company's Federal income tax returns by the Internal Revenue Service ("IRS"), the IRS had disputed the timing of certain rent expense deductions taken during the 1986 through 1992 tax years. The aggregate amount of the IRS' claims and penalties were $348,666 and $79,808, respectively. The deficiencies in question constituted temporary differences regarding the period in which certain rent expenses should have been deducted. The Company had filed a petition in the United States Tax Court disputing all of the claims and penalties. Additionally, the Company had identified certain errors in the IRS audit findings. As a result, on August 28, 1995, the Company entered into a settlement agreement under which the IRS claims were substantially reduced and all penalties assessed were waived. The overall impact on net income and cash flow was immaterial.

    In November, 1995, the Company received a notice of potential liability from the U.S. Environmental Protection Agency. See "Liquidity and Capital Resources," under ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Company is also involved in litigation arising from the normal course of business. In the opinion of management, based on advice of legal counsel, this litigation will not have any material adverse effect on the financial statements of Biospherics.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

--------------


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Biospherics' common stock is traded on the NASDAQ National Market System. No cash dividends were paid in 1995 or 1994. The Company's loan agreement with its bank does not expressly restrict the payment of dividends, though no such payments are anticipated in the near future.

    As of February 15, 1996, the number of stockholders of record of Biospherics' common stock was approximately 4,800, based on the number of proxy requests of the Company's transfer agent. The per share market value at the close of each quarter for 1995 and 1994 is listed below.

                                       HIGH           LOW
                                    ---------      ---------
           1st Quarter 1995          5-3/4           4-1/4
           2nd Quarter 1995            8             4-1/2
           3rd Quarter 1995            27            6-1/2
           4th Quarter 1995          13-3/4          7-7/8

           1st Quarter 1994            8             6-1/2
           2nd Quarter 1994          8-1/4           5-7/8
           3rd Quarter 1994          7-3/4           5-1/4
           4th Quarter 1994          7-1/2           4-3/4

                            BIOSPHERICS INCORPORATED

                                 -------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--1995 COMPARED WITH 1994

    The Company earned income from continuing operations of $424,000 for the year ended December 31, 1995, compared with a net loss from continuing operations of $183,000 during 1994. The primary reason for this improvement was the substantial reduction in losses associated with the Company's Department of Agriculture Forest Service campsite reservation contract (the "Forest Service Contract"). Revenues from continuing operations were $13,740,000 for the year ended December 31, 1995, which represents a 2%, or $229,000, increase from 1994 revenues from continuing operations of $13,511,000. These fluctuations are discussed further below. On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD. See "Liquidity and Capital Resources" below.

    ISD revenues were $13,715,000, which reflects an increase of 2% or $239,000, compared with revenues of $13,476,000 in 1994. This increase was primarily from commercial business growth which accounted for 54% of ISD's business as compared to 46% in 1994. Profit before interest and taxes increased $566,000, or 128%, to $1,006,000 in 1995 from $440,000 in 1994. This increase was directly attributable to the substantial reduction in losses on the Company's Forest Service Contract from $840,000 in 1994 to $260,000 in 1995 as a result of certain cost control measures put into place in late 1994. The Company anticipates earning a minimal profit on this contract in 1996.

    R&D generated revenues of $25,000 during 1995 compared with $35,000 in 1994. During 1995 and 1994, R&D has focused primarily on developing its bulk sugar substitute, D-tagatose (which was named "Sugaree-TM-"), and to a lesser extent its safe-for-humans pesticides. During 1995, R&D's loss before interest and taxes was $583,000, compared with a loss of $624,000 in 1994. The expenditures primarily relate to ongoing efforts to develop an economical manufacturing process for Sugaree and ongoing negotiations for its commercial production. Management believes that significant progress continues on the development of an economical manufacturing process and market introdution of Sugaree and that there is a substantial market for nonfattening, bulk sugar substitutes. If the manufacturing process can be implemented, the commercialization of Sugaree could have a substantial impact on future results of operations. However, no assurance can be given that the Company will be successful in its efforts to commercialize this product.

    On August 16, 1995, the Company entered into a Letter of Intent with MD Foods Ingredients amba ("MD Foods") to negotiate within 1 year an agreement to establish and operate a joint venture which will produce and distribute commercial quantities of Sugaree worldwide. No assurance can be given that the Company will be able to negotiate such an agreement under terms satisfactory to the Company. The Letter of Intent provides for the construction and operation of a pilot plant in Denmark to obtain product development quantities of the sugar and obtain data on which to design a full-scale plant. The pilot plant is now operating and producing small quantities of Sugaree. Under the agreement, MD Foods will incur costs up to $550,000 for the construction and operation of the pilot plant, costs associated with establishing the joint venture, and other costs. MD Foods will be reimbursed for 100% of such costs by the joint venture, if organized, or 50% by the Company if the parties do not reach an agreement.
If no agreement is reached, the product of the effort and all the technology resides with the Company. No amounts have been accrued by the Company to reimburse MD Foods for these costs. The Company will be reimbursed up to $170,000 by the joint venture for certain costs to produce limited quantities of D-tagatose, costs associated with establishing the joint venture, and certain other costs. MD Foods will reimburse the Company for up to 50% of these costs if an agreement is not reached. The Company has recognized a receivable of $32,000 for the recovery of such costs. The Company and MD Foods are in the process of negotiating an agreement. While the Letter of Intent contemplates a joint venture, the parties are also discussing the possibility of the grant of a non-exclusive license by the Company to MD Foods.

    General and administrative expenses ("G&A") have been fully allocated to each segment's operating results discussed above. G&A expenses which will not be eliminated after the sale of ELSD is completed have been allocated to ISD and R&D in the discussion above. As reflected in the accompanying Statements of Operations, G&A increased $297,000 from $2,053,000 in 1994 to $2,350,000 in
1995. This increased cost is primarily a result of the transfer of certain salary, fringe benefit, and other costs to G&A from ISD in connection with the formation of a corporate

                            BIOSPHERICS INCORPORATED

                                 -------------

communications group. As a result of the sale of ELSD, G&A expenses of $355,000 and $17,000 in 1995 that would have been absorbed by ELSD, has been allocated to ISD and R&D, respectively; and G&A expenses of $325,000 and $16,000 in 1994 previously absorbed by ELSD, has been allocated to ISD and R&D, respectively.

    Interest expense increased $89,000 from $123,000 in 1994 to $212,000 in 1995. This increase was primarily caused by interest accrued relating to the IRS settlement, offset by lower interest expense associated with the line of credit because of lower borrowings outstanding during 1995. The after-tax impact of the interest expense associated with the IRS settlement was offset by the reversal of estimated tax accruals which reduced the current year's tax expense.

    1995 net income was positively impacted by a settlement of a claim against the U.S. Department of Agriculture. See "Liquidity and Capital Resources."

    The Company's backlog as of December 31, 1995 has remained steady at $31,941,000 compared to $32,164,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD because of a continuing lack of profitability and diminishing opportunity for profitable new sales. On February 27, 1996, the Company entered into an agreement with ManTech Environmental Corporation to sell substantially all assets of ELSD except for certain receivables retained by the Company relating to completed contracts. The sale is expected to close on February 29, 1996. The purchase price will be equal to the book value of substantially all ELSD assets, less certain liabilities, plus approximately $150,000, subject to final adjustments under the agreement. The aggregate cash received for the sale and liquidation of remaining assets is expected to be approximately $850,000. The Company will no longer be in the Environmental and Laboratory Services business upon completion of this transaction. Management believes that the sale will permit better focus on the major businesses of the Company, ISD and R&D.

    On May 31, 1995, the Company entered into a Loan Agreement (the "New Loan Agreement") which replaced the Company's previous bank line of credit. The New Loan Agreement, which expires on May 31, 1996, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the New Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The New Loan Agreement contains covenants which require the Company to meet certain tangible net worth and cash flow coverage ratios, and excludes a specific limitation on research and development expenditures. The Company was in compliance with all covenants as of December 31, 1995.

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

    In November 1995, the Company received a notice of potential liability (the "Notice") from the U.S. Environmental Protection Agency ("EPA") regarding a small quantity of hazardous materials shipped in 1988 and 1989 to a sight owned and operated by a company which was in the business of disposing of such materials. The EPA is conducting an investigation of the source, extent, and the nature of release or threatened release of hazardous substances at this sight. The Notice stated that the EPA has spent over $2.1 million in its investigation and restoration activities and that the Company has a potential liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for such costs. Based upon information in the Notice, the amount of hazardous material shipped to the sight by the Company is less than .2% of all such materials found at the sight. If the EPA allocates its costs based upon the amount of materials shipped by each company to the sight in proportion to the total materials shipped to the sight, the Company's share of the costs should be immaterial. The Company is reviewing its alternatives in response to the Notice and believes that it has defenses against such claims, but that, should the EPA

                            BIOSPHERICS INCORPORATED

                                 -------------

persist and prevail, the impact on the financial statements will be immaterial. However, no assurance can be given about the final outcome.

    Cash flow improved significantly as reflected in the accompanying
Statements of Cash Flows. Net cash provided by operating activities was $1,432,413 which is an improvement of $631,884 compared to 1994. This was primarily due to a decrease in accounts receivable of $1,014,369 and an improvement in earnings of $485,986. Net cash used in investing activities decreased $165,446 because of a decrease in payments for purchases of property and equipment. Cash flow from financing activities changed substantially as the Company repaid a net amount of $1,214,000 during 1995 under its line of credit compared to net repayments of $108,000 during 1994.

    On February 22, 1996, the Company settled a claim against the U.S Department of Agriculture relating to the startup and early operation of the Forest Service Contract. The claim, which was originally filed in late 1994, was amended in 1995 to include certain additional costs. This settlement was recorded as other income in the Statement of Operations included herein and increased pre-tax income from continuing operations by $335,000 in 1995. The full amount due to the Company as a result of the claim is expected to be received in March 1996.

    Consistent with the Company's policy, profits will be retained by the Company to help bring Sugaree and its other products to market and for reinvestment in the growth of ISD. Thus, no dividends were paid in 1995 and none are anticipated in 1996. While management believes that continuing operations of the business will generate positive cash flow, management is pursuing additional financing alternatives to accelerate bringing its products to market and to support growth of its core businesses.

    The Company may require additional funds to pursue its commercialization of Sugaree depending upon the negotiations with MD Foods. Such funds could be generated by further assets sales, sales of debt and/or equity securities or other methods.

ITEM 7.  FINANCIAL STATEMENTS

    Financial statements and supplementary data required by this Item 7 follow.

INDEX TO FINANCIAL STATEMENTS
Statements of Operations for each of the two years ended December 31, 1995 . . . . . . . . . . . . .  12
Balance Sheet as of December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Statements of Changes in Stockholders' Equity for each of the two years ended December 31, 1995. . .  14
Statements of Cash Flows for each of the two years ended December 31, 1995 . . . . . . . . . . . . .  15
Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                            BIOSPHERICS INCORPORATED

                                 -------------

                               Statements of Operations

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                   1995               1994
                                                             ----------------    --------------
REVENUES
    Contract revenues                                         $   13,739,514   $   13,510,716
                                                              --------------   --------------

OPERATING EXPENSES
    Direct costs and operating expenses                           10,005,559       10,698,332
    General and administrative expenses                            2,349,684        2,052,762
    Research and development expenses                                538,714          579,820
    Depreciation and amortization expenses                           421,263          363,061
                                                              --------------   --------------

    Total operating expenses                                      13,315,220       13,693,975
                                                              --------------   --------------

Income (loss) from operations                                        424,294         (183,259)

Other income (expense)
    Other income                                                     329,631           12,765
    Interest expense                                                (211,979)        (122,816)
                                                              --------------   --------------

Income (loss) from continuing operations
    before income taxes                                              541,946         (293,310)
Income tax expense (benefit)                                         115,103         (112,936)
                                                              --------------   --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                             426,843         (180,374)

Discontinued operations
    Income (loss) from discontinued operations, net of
        applicable income tax expense (benefit) of
        $(19,949) and $54,354 in 1995 and 1994, respectively         (32,549)          88,682
                                                              --------------   --------------

NET INCOME (LOSS)                                                $   394,294     $    (91,692)
                                                              --------------   --------------
                                                              --------------   --------------

NET INCOME (LOSS) PER SHARE DATA:
    Income (loss) per share from continuing operations              $   0.09        $   (0.05)
    Income (loss) per share from discontinued operations               (0.01)            0.03
                                                              --------------   --------------
    Net income (loss) per share                                     $   0.08        $   (0.02)
                                                              --------------   --------------
                                                              --------------   --------------

    Weighted average shares and common stock equivalents
        outstanding                                                4,662,992        3,904,770
                                                              --------------   --------------
                                                              --------------   --------------


                          See notes to financial statements

                            BIOSPHERICS INCORPORATED

                                 -------------

                                    Balance Sheet
                                  December 31, 1995


ASSETS
CURRENT ASSETS
    Cash                                                           $    29,861
    Trade accounts receivable, net                                   1,602,486
    Costs and estimated earnings in excess
    of billings on contracts                                            49,030
    Other receivables                                                  562,706
    Prepaid expenses and other assets                                  507,487
    Current deferred income taxes                                       36,721
    Net assets of discontinued operations                              710,958
                                                                    ----------
        Total current assets                                         3,499,249

    Restricted cash-security deposit                                    27,408
    Property and equipment, net                                      1,610,860
    Patents, net                                                        96,675
                                                                    ----------
        TOTAL ASSETS                                               $ 5,234,192
                                                                    ----------
                                                                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank line of credit                                            $   321,000
    Accounts payable and accrued expenses                            1,045,211
    Accrued salaries and benefits                                      382,201
    Accrued vacation                                                   133,773
    Income taxes payable                                                66,010
    Deferred revenue
                                                                       191,461
    Note payable-current portion                                        61,893
                                                                    ----------
        Total current liabilities                                    2,201,549

    Deferred compensation                                              110,626
    Deferred income taxes                                              148,028
    Deferred rent                                                      114,741
    Note payable                                                       127,917
                                                                    ----------
        Total liabilities                                            2,702,861
                                                                    ----------

    Commitments and contingencies

    Redeemable common stock                                            169,595
                                                                    ----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 18,000,000
        shares authorized, 3,934,947 issued,
        of which 1,642,253 shares are classified
        in redeemable common stock                                      22,926
    Paid-in capital in excess of par                                   773,050
    Treasury stock, 14,451 shares at cost                             (156,268)
    Retained earnings                                                1,722,028
                                                                    ----------
        Total stockholders' equity                                   2,361,736
                                                                    ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 5,234,192
                                                                    ----------
                                                                    ----------

                          See notes to financial statements

                            BIOSPHERICS INCORPORATED

                                 -------------

                    Statements of Changes in Stockholders' Equity

                                                   PAID-IN
                                      COMMON      CAPITAL IN      TREASURY       RETAINED      STOCKHOLDERS'
                                      STOCK      EXCESS OF PAR     STOCK         EARNINGS         EQUITY
                                   ----------    -------------   -----------   ------------    -------------
Balance, December 31, 1993         $  20,883     $  654,416      $       -     $  1,419,426    $  2,094,725
  Exercise of employee
    stock options                          5          2,170              -                -           2,175
  Net reclassification
    for redeemable
    common stock                         457          2,743              -                            3,200
  Net loss                                 -              -              -          (91,692)        (91,692)
                                   ----------    -------------   -----------   ------------    -------------

Balance, December 31, 1994            21,345        659,329              -        1,327,734       2,008,408
  Exercise of employee
    stock options                        151        105,141              -                          105,292
  Acquisition of treasury
    stock in connection
    with option exercises                  -              -       (160,258)               -        (160,258)
  Issuance of treasury stock
    in payment of expense                  -              -          3,990                -           3,990
  Net reclassification
    for redeemable
    common stock                       1,430          8,580              -                -          10,010
  Net income                               -              -              -          394,294         394,294
                                   ----------    -------------   -----------   ------------    -------------

Balance, December 31, 1995         $  22,926     $  773,050    $  (156,268)    $  1,722,028    $  2,361,736
                                   ----------    -------------   -----------   ------------    -------------
                                   ----------    -------------   -----------   ------------    -------------

                          See notes to financial statements

                            BIOSPHERICS INCORPORATED

                                 -------------

                               Statements of Cash Flows


                                                                     YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                     1995                1994
                                                                 -----------         -----------

Net income (loss)                                               $  394,294          $  (91,692)
                                                                ----------          ----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                  467,054             436,753
    Deferred compensation adjustment                               (38,000)            (55,513)
    Loss on sales and retirements of property and equipment         32,414                   -
    Treasury stock issued in payment of expense                      3,990                   -
    Provision for uncollectible accounts                           (11,216)             36,000
    Decrease (increase) in trade accounts receivable             1,036,801            (552,683)
    Decrease (increase) in costs and estimated earnings
      in excess of billings on contracts                           213,194            (143,631)
    Decrease (increase) in other receivables                      (360,314)             74,748
    Decrease in income taxes receivable                                  -             421,176
    Decrease (increase) in prepaid expenses and other assets       (75,558)            120,947
    Increase (decrease) in accounts payable and accrued expenses  (303,025)            486,103
    Increase (decrease) in accrued salaries and benefits           (53,506)             24,371
    Decrease in accrued vacation                                    (9,504)             (6,541)
    Decrease (increase) in current deferred income taxes            16,824             (77,118)
    Decrease in deferred income taxes                              (42,397)            (20,824)
    Increase in income taxes payable                                14,289              31,772
    Increase in deferred revenue                                   191,461                   -
    Decrease in deferred rent                                      (44,388)            (51,984)
                                                                ----------          ----------
      Total adjustments                                          1,038,119             723,576

  Net cash provided by operating activities                      1,432,413             631,884
                                                                ----------          ----------

Cash flows from investing activities:
  Decrease in short-term investment                                      -              29,457
  Payments for purchases of property and equipment                (468,657)           (669,231)
  Additions to patent costs                                        (18,162)            (12,511)
                                                                ----------          ----------

  Net cash used in investing activities                           (486,819)           (652,285)
                                                                ----------          ----------

Cash flows from financing activities:
  Net repayments under line of credit                           (1,214,000)           (108,000)
  Net change in book overdraft                                      95,766             125,160
  Proceeds from note payable                                       200,000                   -
  Repayments of note payable                                       (10,190)                  -
  Proceeds from issuance of common stock                             4,712               2,175
                                                                ----------          ----------

  Net cash (used in) provided by financing activities             (923,712)             19,335
                                                                ----------          ----------

Net increase (decrease) in cash                                     21,882              (1,066)
Cash, beginning of period                                            7,979               9,045
                                                                ----------          ----------
Cash, end of period                                             $   29,861          $    7,979
                                                                ----------          ----------
                                                                ----------          ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid (refunded)                                  $   73,135          $ (413,588)
  Interest paid                                                    110,473             122,816
  Non-cash redemption of common stock in connection with
    stock option exercises                                         160,258                   -



                          See notes to financial statements

                            BIOSPHERICS INCORPORATED

                                 -------------

                          Notes to  Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies are summarized below.

REVENUE RECOGNITION

    Revenue is recognized using the following methods depending upon the terms of the contracts: time & materials, fixed price, and cost-plus-fixed-fee. Revenue recognized under time & material contracts is based upon direct labor hours and other direct costs incurred. Revenue for fixed-price contracts is recognized using the percentage-of-completion and unit-of-delivery methods. Revenue for cost-plus-fixed-fee contracts is recognized based on the allowable total costs incurred plus a pro rata share of the fee. Losses, if any, on contracts are recorded during the period when first determined. Included in prepaid expenses and other assets is $180,403 at December 31, 1995 attributable to certain start-up costs which have been deferred and which will be amortized and recovered over the related period of service provided to the client.

RECEIVABLES

    Trade accounts receivable are reflected in the accompanying Balance Sheet net of an allowance for doubtful accounts of $79,398, including $38,520 included in net assets of discontinued operations.

    Costs and estimated earnings in excess of billings on contracts represents revenues recognized which are not billable as of December 31, 1995 under the terms of the contracts. There are no significant contract retainages as of December 31, 1995.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

DEPRECIATION AND AMORTIZATION

    Depreciation is provided on the straight-line basis over the estimated useful lives of the various assets. Leasehold improvements are amortized over the shorter of the periods of the leases or the useful lives of the improvements. Expenditures for maintenance, repairs, and minor renewals are charged to expense as incurred; expenditures for improvements, replacements, and major renewals are added to the property and equipment accounts. Assets retired or otherwise disposed of are removed from the asset accounts, along with the related amounts of accumulated depreciation. Gains or losses from disposals, if any, are included in earnings.

INCOME TAXES

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                            BIOSPHERICS INCORPORATED

                                 -------------

PATENT COSTS

    Legal and acquisition costs relating to patents are capitalized when incurred. When patents are granted, costs are amortized over a term representing the lesser of the life of the patent or the projected sales period of the product or process.

DEFERRED RENT

    The Company entered into a lease for its headquarters and research facilities in 1987. The excess of the rent expense over the cash payments for rent is recorded as deferred rent and is being amortized over the life of the lease.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Outstanding common stock equivalents, consisting of shares under option, have an anti-dilutive effect on loss per share in 1994 and therefore are excluded from the calculation.

RECLASSIFICATIONS

    The Statement of Changes in Stockholders' Equity has been reclassified to conform to the 1995 presentation for redeemable common stock.

ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which establishes fair value-based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing equity securities. As such, Statement 123 covers stock-based compensation plans including all arrangements under which employees receive shares of stock. Statement 123 encourages, but does not require, employers to adopt its prescribed fair value-based method of accounting to recognize compensation expense for employee stock compensation plans. Employers must comply with the disclosure requirements set forth in the statement. Statement 123 is effective for fiscal years beginning after December 15, 1995. The Company expects to adopt only the reporting standards of Statement 123. The Company accounts for its employee stock compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

2.  DISCONTINUED OPERATIONS

    On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD because of a continuing lack of profitability and diminishing opportunity for profitable new sales. On February 27, 1996, the Company entered into an agreement with a corporation to sell substantially all assets of ELSD except for certain receivables retained by the Company relating to completed contracts. The sale is expected to close on February 29, 1996. The purchase price will be equal to the book value of substantially all ELSD assets, less certain liabilities, plus approximately $150,000, subject to final adjustments under the agreement. The aggregate cash received for the sale and liquidation of remaining assets is expected to be approximately $850,000. The Company will no longer be in the Environmental and Laboratory Services business upon completion of this transaction. Management believes that the sale will permit better focus on the major businesses of the Company, ISD and R&D.

                            BIOSPHERICS INCORPORATED

                                 -------------

    Assets and liabilities of ELSD consisted of the following at December 31, 1995:

                   Trade accounts receivable, net               $   649,852
                   Costs and estimated earnings in excess of
                     billings on contracts                           76,586
                   Prepaid expenses and other assets                 60,308
                   Property and equipment, net                       71,483
                                                                -----------

                   Total assets                                     858,229

                   Accounts payable and accured expenses            147,271
                                                                -----------

                   Net assets of discontinued operations        $   710,958
                                                                -----------
                                                                -----------

    Assets are shown at their expected net realizable values and accounts payable and accrued expenses at their face amounts.

3.  PROPERTY AND EQUIPMENT

    The components of property and equipment as of December 31, 1995, are as follows:

                                                AMOUNT          ESTIMATED LIFE
                                            -------------       --------------
         Office furniture and equipment     $  4,114,569         3 to 10 years
         Leasehold improvements                  265,191         3 to 7 years
                                            -------------
                                               4,379,760
         Accumulated depreciation and
         amortization                         (2,768,900)
                                            -------------
         Property and equipment, net        $  1,610,860
                                            -------------
                                            -------------

4.  BANK LINE OF CREDIT

    On May 31, 1995, the Company entered into a Loan Agreement (the "New Loan Agreement") which replaced the Company's previous bank line of credit. The New Loan Agreement, which expires on May 31, 1996, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the New Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The New Loan Agreement contains covenants which require the Company to meet certain tangible net worth and cash flow coverage ratios, and excludes a specific limitation on research and development expenditures. The Company was in compliance with all covenants as of December 31, 1995. The Company will seek to renew the line under similar terms and conditions.

5.  NOTE PAYABLE

    On October 12, 1995, the Company entered into a $200,000 Promissory Note which matures on October 12, 1998. The Promissory Note accrues interest at the rate of 8.55% per annum and the Company is required to make monthly payments of interest and principal. The proceeds were used to provide financing for a portion of the Company's property and equipment purchases during 1995. The Promissory Note is collateralized by equipment purchased prior to October 12, 1995. The unpaid principal balance of the note was $189,810 as of December 31, 1995 of which $61,893, $67,464, and $60,453 matures in 1996, 1997, and 1998, respectively.

                            BIOSPHERICS INCORPORATED

                                 -------------

6.  INCOME TAXES

    The components of the provision (benefit) for income taxes from continuing operations are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                                 1995                1994
                                            ---------------     -------------
         Current
              Federal                       $    114,065        $    (12,291)
              State                               26,611              (2,703)
                                            ---------------     -------------
         Total current provision                 140,676             (14,994)
                                            ---------------     -------------

         Deferred
              Federal                            (21,207)            (77,703)
              State                               (4,366)            (20,239)
                                            ---------------     -------------

         Total deferred benefit                  (25,573)            (97,942)
                                            ---------------     -------------
         Total expense [benefit] for
           income taxes from continuing
           operations                       $    115,103        $   (112,936)
                                            ---------------     -------------
                                            ---------------     -------------

    The tax effect of significant temporary differences representing deferred tax assets and liabilities as of December 31, 1995, are as follows:

                                                 CURRENT          NON-CURRENT
                                             ---------------     -------------
              Depreciation and amortization    $  36,216         $    183,384
              Deferred compensation                    -              (45,356)
              Accrued vacation                   (40,384)                   -
              Other                              (32,553)              10,000
                                             ---------------     ------------

              Deferred tax liability (asset)   $ (36,721)        $    148,028
                                             ---------------     -------------
                                             ---------------     -------------

    Differences between the effective income tax rates and the federal statutory rates for 1995 and 1994 are as follows:

                                                           1995        1994
                                                       -----------  ----------
    Federal income tax expense [benefit] at 34%        $  $184,262  $ (99,723)
    State income tax expense [benefit], net of federal      12,898     (6,981)
    Expenses not deductible for tax purposes                 9,096     27,825
    Adjustments relating to resolving the IRS audit        (73,081)         -
    Pther, primarily changes in prior year estimates       (18,072)   (34,055)
                                                       -----------  ----------
    Income tax expense [benfit]
      from continuing operations                       $   115,103  $ (112,936)
                                                       -----------  -----------
                                                       -----------  -----------

    As a result of routine audits of the Company's Federal income tax returns by the Internal Revenue Service ("IRS"), the IRS had disputed the timing of certain rent expense deductions taken during the 1986 through 1992 tax years. The aggregate amounts of the IRS' claims and penalties were $348,666 and $79,808, respectively. The deficiencies in question constituted temporary differences regarding the period in which certain rent expenses should have been deducted. The Company had filed a petition in the United States Tax Court disputing all of the claims and penalties. Additionally, the Company had identified certain errors in the IRS audit findings. As a result, on August 28, 1995, the Company entered into a settlement agreement under which the IRS claims were substantially reduced and all penalties assessed were waived. During the third quarter of 1995, the Company reduced its current income tax liability

                            BIOSPHERICS INCORPORATED

                                 -------------

relating to excess income tax accruals, maintained until a settlement with the IRS was reached, which was offset overall by accrued interest expense relating to the settlement. The overall impact on the financial statements was immaterial.

7.  COMMITMENTS AND CONTINGENT LIABILITIES

CONTRACT REVENUES

    The financial statements include revenues under U.S. Government contracts that are subject to final Government audit adjustments. DCAA has completed its audits for all years through 1993. The Company believes that no material adjustments to the financial statements will arise from the unaudited years.

LEASE COMMITMENTS

    The Company incurred expenses of $1,471,485 in 1995 and $1,160,703 in 1994 under operating leases. It is obligated for future minimum rental payments under leases for office space and telecommunications equipment as follows:

                             YEARS ENDED DECEMBER 31,      AMOUNT
                             ---------------------------------------
                             1996                     $    1,464,688
                             1997                          1,462,934
                             1998                            660,898
                             1999                            222,978
                             2000                            186,307
                             Thereafter                      217,604
                             ---------------------------------------

                             Total                    $    4,215,409
                             ---------------------------------------
                             ---------------------------------------

    The Company recorded rental income of $426,166 in 1995 and $401,982 in 1994, under sublease agreements, which is offset against rent expense in the accompanying financial statements. Future minimum receipts under sublease agreements are as follows:

                             YEARS ENDED DECEMBER 31,      AMOUNT
                             ---------------------------------------
                             1996                     $      483,860
                             1997                            410,043
                             1998                             45,320
                             ---------------------------------------

                             TOTAL                    $      939,223
                             ---------------------------------------
                             ---------------------------------------

RELATED PARTY TRANSACTIONS

    STOCK REDEMPTION AGREEMENTS

    In August 1978, the Company, with stockholders' approval, entered into agreements, which were restated on January 15, 1996, with two officer-stockholders who beneficially own 45.5% of the outstanding common stock. Under the agreement, upon their deaths, the Company may be required to redeem from their estates the number of shares of the Company's stock necessary to pay estate taxes and administrative expenses of the estate, if any, up to $5,000,000. Shares would be redeemed at the then-current market price. The Company is the beneficiary to an insurance policy on the lives of the two officer-stockholders, which the Company maintains to provide benefits of $5,000,000 for this agreement.

                            BIOSPHERICS INCORPORATED

                                 -------------

    DEFERRED COMPENSATION AND CONSULTING AGREEMENTS

    The Company has entered into agreements with two officer-stockholders, who beneficially own 45.5% of the outstanding common stock, whereby the officer-stockholders agreed to serve as full-time employees of the Company until their respective retirements. Under the agreements, upon retirement, the officer-stockholders will receive deferred compensation equal to 70% of their average annual total compensation less the assumed returns from investment of their funded pension plans and their social security payments. The deferred compensation plan is unfunded. During 1995 and 1994, the deferred compensation liability was reduced by $38,000 and $55,513, respectively, as determined by actuarial calculation. Upon completion of their employment, the officer-stockholders also agreed to serve as consultants to the Company on a minimum part-time, plus as-needed basis, at a specified daily rate.

OTHER

    On August 16, 1995, the Company entered into a Letter of Intent with MD Foods Ingredients amba ("MD Foods") to negotiate within 1 year an agreement to establish and operate a joint venture which will produce and distribute commercial quantities of the Company's patented, non-fattening sugar, Sugaree worldwide. No assurance can be given that the Company will be able to negotiate such an agreement under terms satisfactory to the Company. The Letter of Intent provides for the construction and operation of a pilot plant to obtain product development quantities of the sugar and obtain data on which to design a full-scale plant. The pilot plant is now operating and producing small quantities of Sugaree. Under the agreement, MD Foods will incur costs up to $550,000 for the construction and operation of the pilot plant, costs associated with establishing the joint venture, and other costs. MD Foods will be reimbursed for 100% of such costs by the joint venture, if organized, or 50% by the Company if the parties do not reach an agreement. If no agreement is reached, the product of the effort and all the technology resides with the Company. No amounts have been accrued by the Company to reimburse MD Foods for these costs. The Company will be reimbursed up to $170,000 by the joint venture for certain costs to produce limited quantities of Sugaree, costs associated with establishing the joint venture, and certain other costs. MD Foods will reimburse the Company for up to 50% of these costs if an agreement is not reached. The Company has recognized a receivable of $32,000 for the recovery of such costs. The Company and MD Foods are in the process of negotiating an agreement. While the Letter of Intent contemplates a joint venture, the parties are also discussing the possibility of the grant of a non-exclusive license by the Company to MD Foods.

    In November 1995, the Company received a notice of potential liability (the "Notice") from the U.S. Environmental Protection Agency ("EPA") regarding a small quantity of hazardous materials shipped in 1988 and 1989 to a sight owned and operated by a company which was in the business of disposing of such materials. The EPA is conducting an investigation of the source, extent, and the nature of release or threatened release of hazardous substances at this sight. The Notice stated that the EPA has spent over $2.1 million in its investigation and restoration activities and that the Company has a potential liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for such costs. Based upon information in the Notice, the amount of hazardous material shipped to the sight by the Company is less than .2% of all such materials found at the sight. If the EPA allocates its costs based upon the amount of materials shipped by each company to the sight in proportion to the total materials shipped to the sight, the Company's share of the costs should be immaterial. The Company is reviewing its alternatives in response to the Notice and believes that it has defenses against such claims, but that, should the EPA persist and prevail, the impact on the financial statements will be immaterial. However, no assurance can be given about the final outcome.


8.  STOCK OPTION PLAN

    The Company has an Employees' Nonqualified Stock Option Plan (the "Plan"), whereby options may be granted to officers and other key employees to purchase up to 2,200,000 shares of common stock in amounts determined by the Board of Directors at a price not less than 50% of the publicly quoted closing price of the stock on the date the options are granted, and for a term not to exceed five years from the date of grant. The Board of Directors determines the vesting period of options granted. To date, all options granted, except for those part of an anti-hostile takeover plan

                            BIOSPHERICS INCORPORATED

                                 -------------

explained below, have been at the then-publicly quoted price of the stock. Activity for the two years ending December 31, 1995, is shown below:

                                                                     OPTION PRICE
                                               SHARES                 PER SHARE
                                          ----------------        ------------------
    Outstanding as of January 1, 1994            148,600             $2.25 - $8.25
    Granted                                    1,152,500               5.75 - 7.00
    Exercised                                    (15,500)             2.25 - 4.875
    Expired                                      (83,400)              2.25 - 8.25
                                          ----------------
    Outstanding as of December 31, 1994        1,202,200              2.875 - 8.25
    Granted                                      287,500             6.625 - 10.50
    Exercised                                    (13,177)             5.75  - 8.00
    Expired                                      (12,800)             4.00  - 8.25
                                          ----------------

    Outstanding as of December 31, 1995        1,463,723              5.75 - 10.50
                                          ----------------
                                          ----------------

    Exerciseable as of December 31, 1995         240,973
                                          ----------------
                                          ----------------


Options available for grant as of
   December 31, 1995                             736,277
                                           ---------------
                                           ---------------

    On November 18, 1994, two officer-shareholders were each granted options to purchase 500,000 of common stock of the Company at $2.875 per share subject to two conditions. The options will be exercised in the event that both (i) a third party acquires 5% or more of the issued and outstanding common stock of the Company and (ii) the exercise is approved by the Board of Directors of the Company. This plan was put in place not for compensatory purposes but as a means of protecting shareholder value against unsolicited offers deemed inadequate by the Board of Directors and to help ensure fair and equal treatment of all shareholders.

9.  EMPLOYEE BENEFIT PLANS

    Effective January 1, 1990, the Company established the Biospherics Incorporated 401(k) Retirement Plan. The plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed 1 year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

    Under provisions of the plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant's contribution or 2 1/2% of the participant's eligible compensation, whichever is less. The Company may, at its own discretion, make additional matching contributions to participants. Company contributions, net of forfeitures, amounted to $58,662 in 1995 and $66,634 in 1994.

                            BIOSPHERICS INCORPORATED

                                 -------------

10. INFORMATION BY BUSINESS SEGMENT

    Financial information by business segment for the two years ended December 31, 1995 is summarized below.

                                                               YEARS ENDED DECEMBER 31,
                                                               (Dollars in thousands)
                                                             1995                1994
                                                          ----------          ----------
    REVENUES            Information Services Division     $   13,715          $   13,476
                        R&D Unit                                  25                  35
                                                          ----------          ----------
                        Total revenues                    $   13,740          $   13,511
                                                          ----------          ----------
                                                          ----------          ----------

    OPERATING PROFIT    Information Services Division     $    1,006          $      440
     AND INCOME BEFORE  R&D Unit                                (583)               (624)
     INCOME TAXES                                           ---------           ---------
                        Total operating profit                   423                (184)
                           Other income                          330                  13
                           Interest expense                      212                 122
                                                           ---------           ---------
                        Income (loss) from continuing
                          operations before income taxes  $      541         $      (293)
                                                           ---------          ----------
                                                           ---------          ----------

   IDENTIFIABLE ASSETS Information Services Division          3,168         $     3,164
                        R&D Unit                                 174                 131
                        General corporate assets               1,181                 948
                        Discontinued operations                  711               1,479
                        Total assets                       ---------          ----------
                                                          $    5,234         $     6,172
                                                           ---------          ----------
                                                           ---------          ----------

    CAPITAL             Information Services Division     $      382         $       401
     EXPENDITURES       R&D Unit                                  17                   8
                        General corporate assets                  67                 172
                        Discontinued operations                    3                  88
                        Total assets                       ---------          ----------
                                                          $      469         $       699
                                                           ---------          ----------
                                                           ---------          ----------

    DEPRECIATION        Information Services Division     $      292         $       258
     AND AMORTIZATION   R&D Unit                                  27                  21
                        General corporate assets                  56                  85
                        Discontinued operations                   46                   -
                                                          ----------         -----------
                        Total depreciation and
                          amortization                    $      421          $      364
                                                          ----------          ----------
                                                          ----------          ----------

         The Information Services Division ("ISD") provides computerized medical data collection and clinical trial management, report and publication writing and editing, development of programmatic concepts in public health information and education, database management, and computer-assisted health resource information. During 1995, commercial and government business accounted for approximately 54% and 46%, respectively, of ISD's business compared with 46% and 54%, respectively, in 1994. During 1995, the Company recognized revenue from two of its commercial customers of $3,185,911 and $1,407,626 representing 23% and 10%, respectively, of total revenues from continuing operations. The Company recognized revenue from one of these customers in 1994 of $3,938,382 or 29% of total revenues from continuing operations in 1994.

    The R&D Unit has invented and patented for the Company the use of D-tagatose and L-sugars as low-calorie sweeteners and has invented and patented safe-for-humans pesticides. The Company also has filed for patents on other inventions.

    Operating profit consists of revenue less operating expenses. In computing operating profit, general corporate and selling expenses, research and development, interest expense, and income taxes were not deducted. As a result of the sale of ELSD, G&A expenses of $354,869 and $17,013 in 1995 that would have been absorbed by ELSD, has been allocated to ISD and R&D, respectively; and G&A expenses of $325,384 and $16,491 in 1994 previously absorbed by ELSD, has been allocated to ISD and R&D, respectively.

                            BIOSPHERICS INCORPORATED

                                 -------------

    Identifiable assets by business segment are those assets used in the Company's operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs. Corporate assets are principally cash and certain other assets not related to a particular segment's operations.

11. SUBSEQUENT EVENT

    On February 22, 1996, the Company settled a claim against the U.S Department of Agriculture relating to the startup and early operation of the Forest Service Contract. The claim, which was originally filed in late 1994, was amended in 1995 to include certain additional costs. This settlement was recorded as other income in the Statement of Operations included herein and increased pre-tax income from continuing operations by $335,000 in 1995. The full amount due to the Company as a result of the claim is expected to be received in March 1996.

                            BIOSPHERICS INCORPORATED

                                 -------------

                       Report of Independent Accountants


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
BIOSPHERICS INCORPORATED

    We have audited the financial statements of Biospherics Incorporated as of and for the year ended December 31, 1995 listed in Item 7 of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biospherics Incorporated as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Rockville, Maryland
February 28, 1996                      COOPERS & LYBRAND L.L.P.

                            BIOSPHERICS INCORPORATED

                                 -------------

                        Report of Independent Accountants


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS,
BIOSPHERICS INCORPORATED

    We have audited the financial statements of Biospherics Incorporated for the year ended December 31, 1994, listed in Item 7 of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Biospherics Incorporated for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


March 2, 1995                          Rubino & McGeehin, Chartered
Bethesda, Maryland                     Certified Public Accountants

                            BIOSPHERICS INCORPORATED

                                 -------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Item 9 is hereby incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

    Item 10 is hereby incorporated by reference to the Company's Proxy
Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 11 is hereby incorporated by reference to the Company's Proxy
Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1996.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 12 is hereby incorporated by reference to the Company's Proxy
Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1996.

                            BIOSPHERICS INCORPORATED

                                 -------------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    1.   EXHIBITS

           3. Articles of Incorporation and Bylaws of the Company (incorporated by reference to the Company's Annual Proxy Statement of May 15, 1992, as filed with the Commission)
         10.1 Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
         10.2 Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
         10.3 Consulting Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
         10.4 Consulting Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
         10.5 Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the Company
         10.6 Restated Stock Redemption Agreement dated as of January 15, 1996, by and between Gilvert V. Levin, M. Karen Levin, and the Company
         10.7 Asset Purchase Agreement dated February 27, 1996 by and between the Company and ManTech Environmental Corporation
          11. Schedule showing computations of average number of common shares outstanding, as used in the calculations of per share earnings for each of the two years ended December 31, 1995.
         23.1      Consent of Coopers & Lybrand L.L.P.
         23.2      Consent of Rubino & McGeehin Chartered
          27. Financial Data Schedule (included only with electronic filing)

    2.   REPORTS ON FORM 8-K

         No reports on Form 8-K were required to be filed during the fourth quarter of the year ended December 31, 1995.

                            BIOSPHERICS INCORPORATED

                                 -------------

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIOSPHERICS INCORPORATED


Date:  February 29 ,1996                    By:  /s/  Richard C. Levin
       -----------------                         ------------------------------
                                                 Richard C. Levin
                                                 Vice President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             Chairman of the
/s/  Gilbert V. Levin        Board, President, and         February 29, 1996
---------------------        Treasurer
Gilbert V. Levin


                             Director, Vice President
/s/  M. Karen Levin          for Communications,           February 29, 1996
-------------------          Secretary
M. Karen Levin


                             Vice President for Finance,
/s/  Arthur S. Locke, III    Principal Financial and       February 29, 1996
-------------------------    Accounting Officer
Arthur S. Locke, III


                             Vice President for
/s/  Lee R. Zehner           Science Services, Director,   February 29, 1996
------------------           Environmental and Laboratory
Lee R. Zehner                Services Division


/s/  Lionel V. Baldwin       Director                      February 16, 1996
----------------------
Lionel V. Baldwin


/s/  David A. Blake          Director                      February 29, 1996
-------------------
David A. Blake


/s/  George S. Jenkins       Director                      February 29, 1996
----------------------
George S. Jenkins


/s/  Anne S. MacLeod         Director                      February 16, 1996
--------------------
Anne S. MacLeod


/s/  A. Bruce Cleveland      Director                      February 29, 1996
-----------------------
A. Bruce Cleveland