Form 10QSB
period 1996-03-31
BIOSPHERICS INC
filed 1996-05-22
CIK 12239

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from               to
                                                    -------------    ----------
                     Commission file number   0-5576
                                             ----------------------------------






                 BIOSPHERICS-Registered Trademark- INCORPORATED
- --------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)








            Delaware                                     52-0849320
- --------------------------------------    --------------------------------------
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
Yes  X   No
    ---     ---

   The number of outstanding shares of the registrant's Common Stock on May 08, 1996, was 3,931,356.

   Transitional Small Business Disclosure Format (Check One):  Yes       No  X
                                                                    --      --



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            BIOSPHERICS INCORPORATED


                                   ____________



                                   FORM 10-QSB


                                      INDEX

                                                                        Page No.
                                                                        --------

Face Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1



Index    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Statements of Operations for the three months
         ended March 31, 1996 and 1995 (unaudited) . . . . . . . . . . .     3



         Balance Sheet at March 31, 1996 (unaudited) . . . . . . . . . .     4

         Statements of Cash Flows for the three months
         ended March 31, 1996 and 1995 (unaudited) . . . . . . . . . . .     5


         Notes to the Financial Statements (unaudited) . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis or Plan of Operation . . .     7

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     9

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10


                                     BIOSPHERICS INCORPORATED
                                         ---------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    Statements of Operations
                                           (unaudited)

                                                                       Three Months Ended March 31,
                                                                     ------------------------------
                                                                          1996              1995
                                                                     -----------          ----------
REVENUES
   Contract revenues                                                 $ 2,937,621          $3,504,438
   Other                                                                   3,808               3,250
                                                                     -----------          ----------

   Total revenues                                                      2,941,429           3,507,688
                                                                     -----------          ----------
                                                                     -----------          ----------

OPERATING EXPENSES
   Direct contract costs and operating expenses                        2,141,514           2,525,598
   General and administrative                                            616,714             572,602
   Research and development expenses                                     112,467             117,562
   Depreciation and amortization expenses                                111,159              93,714
                                                                     -----------          ----------

   Total operating expenses                                            2,981,854           3,309,476
                                                                     -----------          ----------

(LOSS) INCOME FROM OPERATIONS                                            (40,425)            198,212
                                                                     -----------          ----------

Other income (expense)
   Interest expense                                                      (22,752)            (22,849)
   Other; net                                                               (619)              2,443
                                                                     -----------          ----------

(Loss) income from continuing operations                                 (63,796)            177,806
Income tax benefit (expense)                                              24,243             (68,157)
                                                                     -----------          ----------

Net (loss) income before discontinued operations                         (39,553)            109,649

Loss from discontinued operations, net of
   applicable income tax (benefit) of $19,294 and
   $17,608 in 1996 and 1995, respectively                                (31,478)            (28,728)
                                                                     -----------          ----------

Net (loss) income                                                    $   (71,031)         $   80,921
                                                                     -----------          ----------
                                                                     -----------          ----------

Net (loss) income per share data:
   (Loss) income per share from continuing operations                $     (0.01)         $     0.03
   (Loss) income per share from discontinuing operations                   (0.01)               0.01
                                                                     -----------          ----------
   Net (loss) income per share                                       $     (0.02)         $     0.02
                                                                     -----------          ----------
                                                                     -----------          ----------



                       See notes to financial statements.

                            BIOSPHERICS INCORPORATED
                                 ---------------

                                  Balance Sheet
                                 March 31, 1996
                                   (unaudited)




ASSETS
Current assets
  Cash                                                    $     92,563
  Trade accounts receivable, net                             1,954,896
  Costs and estimated earnings in excess
    of billings on contract                                    184,269
  Other accounts receivable                                    136,003
  Current deferred income taxes                                114,442
  Prepaid expenses and other assets                            697,158
  Net Assets of discontinued operations                         94,253
                                                          ------------
        Total current assets                                 3,273,584



  Property and equipment, net                                1,646,684
  Patents, net                                                 122,140
  Restricted cash-security deposit                              27,408
                                                          ------------
       Total assets                                       $  5,069,816
                                                          ------------
                                                          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank line of credit                                          310,000
  Accounts payable and accrued expenses                        941,327
  Accrued salaries and benefits                                473,258
  Accrued vacation                                             140,343
  Deferred revenue                                             191,461
  Note payable-current                                          63,296
                                                          ------------
       Total current liabilities                             2,119,685

  Deferred compensation                                        110,626
  Deferred income taxes                                        148,029
  Deferred rent                                                103,656
  Note payable-long term                                       111,502
                                                          ------------
       Total liabilities                                     2,593,498

Redeemable common stock                                        169,595

Stockholders' equity
  Common stock                                                 22,939
  Paid in capital in excess of par value                       780,224
  Treasury Stock                                              (147,437)
  Retained earnings                                          1,650,997
                                                          ------------
       Total stockholders' equity                            2,306,723
                                                          ------------
       Total liabilities and stockholders' equity         $  5,069,816
                                                          ------------
                                                          ------------


                       See notes to financial statements.



                             BIOSPHERICS INCORPORATED
                                 ---------------

                             Statements of Cash Flows
                                   (unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                1996           1995
                                                           -----------    -----------
Net income (loss)                                          $   (71,031)   $    80,921
Adjustments:
  Gain from sale of ELSD                                       (31,482)             -
  Depreciation & amortization                                  114,250        104,732
  Loss on disposal of property & equipment                         576              -
  Provision for uncollectible accounts                          41,024          9,000
  Current deferred taxes                                       (77,721)             -
  Changes in assets and liabilities:
    Trade accounts receivable                                 (361,985)       106,582
    Costs and estimated earnings in excess of
      billings on contracts                                   (135,239)        74,122
    Other A/R                                                  426,703        111,744
    Prepaids, other                                           (180,840)       (50,852)
    Payables and accrued expenses                               58,334        (70,458)
    Salaries and benefits                                       91,057        220,522
    Accrued vacation                                             6,570         17,774
    Current taxes payable                                      (66,010)        50,549
    Deferred rent                                              (11,085)       (11,085)
    Net assets of discontinued operations                      180,386              -

                                                           -----------    -----------
Net cash (used in) provided by operating activities            (16,493)       643,551
                                                           -----------    -----------
Investing activities
  Proceeds from sale of ELSD, net of expenses                  432,295              -
  Sale of property and equipment                                 1,000
  Purchases of property and equipment                         (145,120)      (105,185)
  Additions to patent costs                                    (27,937)        (6,926)
                                                           -----------    -----------

Net cash provided by (used in) investing activities            260,238       (112,111)
                                                           -----------    -----------

Financing activities
  Net repayments on line of credit                             (11,000)      (310,000)
  Net change in book overdraft                                (162,218)             -
  Long term loan                                               (15,013)             -
  Exercise of employee stock options                             7,188              -
                                                           -----------    -----------

Net cash used in financing activities                         (181,043)      (310,000)
                                                           -----------    -----------

Net change in cash                                              62,702        221,440
Cash, beginning of period                                       29,861          7,979
                                                           -----------    -----------

Cash, end of period                                        $    92,563    $   229,419
                                                           -----------    -----------
                                                           -----------    -----------


                       See notes to financial statements.

                             BIOSPHERICS INCORPORATED
                                 ---------------

                          Notes to Financial Statements
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, all material adjustments considered necessary for a fair presentation of the results of interim periods have been included. This report should be read in conjunction with the Company's Annual Report and Form 10-KSB for the year ended December 31, 1995.

2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. In accordance with FASB Standards, because of the net loss in the first quarter of 1996, outstanding common stock equivalents were not included in the calculation of earnings per share. In the first quarter of 1995, outstanding common stock equivalents consisted of stock options. Primary and fully diluted earnings per share were not materially different in the first quarter of 1995. There were 3,935,338 and 4,323,363 shares used in the net income (loss) per share computation for the periods ended March 31, 1996 and 1995, respectively, including 411,693 common stock equivalents in 1995.

3.   SALE OF THE ENVIRONMENTAL AND LABORATORY SERVICES DIVISION (ELSD)


     On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD because of continuing lack of profitability and diminishing opportunity for profitable new sales. On February 29, 1996, the Company sold substantially all ELSD net assets, totaling $432,000, to ManTech International Corporation, except for the Cleveland branch and certain receivables retained by the Company relating to completed contracts. The Company also received a goodwill payment of $113,000 as part of the sale.

                             BIOSPHERICS INCORPORATED
                                 ---------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company incurred net loss of $71,031 for the first quarter of 1996, compared with net income of $80,921 during the first quarter of 1995. Revenues decreased 16% to $2,941,000 in the first quarter of 1996, compared to $3,508,000 in the first quarter of 1995. As reflected in the chart below, the decrease in operating profit was primarily caused by loss in revenue from the Company's core business, Information Services Division, as a consequence of the Federal Government budget problems and the extreme snow conditions. Details of the loss are fully described below:


                                          THREE MONTHS ENDED MARCH 31,
INFORMATION SERVICES                            1996           1995
- -----------------------------------        ------------   ------------
Revenues                                   $  2,938,000   $  3,505,000
Operating expenses                            2,853,000      3,182,000
                                           ------------   ------------
     Operating profit                      $     85,000   $    323,000
                                           ------------   ------------
                                           ------------   ------------

BIOTECH PROGRAMS
- -----------------------------------
Revenues                                   $      4,000   $      3,000
Operating expenses                              129,000        128,000
                                           ------------   ------------
     Operating loss                        $   (125,000)  $   (125,000)
                                           ------------   ------------
                                           ------------   ------------

     Information Services revenues were $2,938,000, which reflects a decrease of 16% or $567,000, compared with revenues of $3,505,000 during the first quarter of 1995. Operating profit decreased by 74% or $238,000 from the first quarter of 1995. The decreases in revenues and profitability were primarily a result of government shutdown and inclement weather in January, and reallocation of general and administrative expenses from the sale of the Environmental and Laboratory Services Division (ELSD). The decrease was offset by additional revenues generated from McNeil and Parke-Davis of $94,000 and $64,000, respectively.

     BioTech operating expenses remained constant compared to the same period in 1995. The expenses incurred during the first quarter of 1996 were primarily related to efforts in the start up of the pilot plant to produce D-tagatose.
The pilot plant was designed in cooperation with MD Foods to produce samples of sugar for evaluation by food manufacturers and to obtain data that will allow design of the first commercial plant. Management believes that significant progress continues in improving the economies of its manufacturing process; however, process scale-up has been slower than anticipated with market entry production still months away. If the manufacturing process can be implemented, the commercialization of D-tagatose could have a substantial impact on future results of operations.

     The Company continues to petition for approval of its safe-for-humans pesticide, WingDingerTM, by the U.S. Environmental Protection Agency (EPA). The EPA found the pesticide to be nontoxic in late 1995; however, in a subsequent event, the EPA questioned aspects of efficacy. The Company has appealed this finding. EPA approval must be obtained before the product can be marketed. In another subsequent event, the EPA delisted the active ingredient of another Company pesticide from its list of toxic compounds. State acceptances of the EPA delisting are being sought, as are marketing partners.

     SG&A has been fully allocated to each segment's operating results discussed above. As reflected in the accompanying Statement of Operations, SG&A increased $44,000 from $573,000 in the first quarter of 1995 to $617,000 in the first quarter of 1996. This increased cost is primarily a result of the formation of a Management and Information Services group along with related fringe benefits, in addition to higher rent and other facility expenses allocated to SG&A from the sale of ELSD.

                             BIOSPHERICS INCORPORATED
                                 ---------------

LIQUIDITY AND CAPITAL RESOURCES

     On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD because of continuing lack of profitability and diminishing opportunity for profitable new sales. On February 29, 1996, the Company completed the agreement with ManTech International Corporation (ManTech) to sell substantially all assets of ELSD, except for the Cleveland branch and certain receivables retained by the Company relating to completed contracts.
The Company plans to sell its Cleveland branch to ManTech International Corporation or close the office by May 31, 1996.

     On April 25, 1996, the Company entered into a $150,000 Promissory Note that will mature in three years. The Promissory Note will provide financing for start-up equipment costs related to new contract wins. The Promissory Note is collateralized by new equipment purchased and will accrue interest at the rate of 8.75% per annum. The Company is required to make monthly payments of interest and principal.

     Cash flows from operating activities for the first quarter of 1996 reflect a net use of $16,000. This results primarily from increases in accounts receivable, offset by cash settlement received by the Company in connection with the disputed contract with the Forest Service. The Forest Service settlement by the U.S. Department of Agriculture was in acknowledgment of the Company's claims of Government responsibility in the loss the Company suffered in that contract in 1994. Net cash used in investing activities increased by $260,000, and is due to proceeds received from the sale of ELSD of $432,000, offset by purchases of property and equipment and additions to patent costs, all totaling $172,000.

                             BIOSPHERICS INCORPORATED
                                 ---------------

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

     On March 19, 1996, the Company filed a report on Form 8-K that disclosed certain information regarding the sale of the Environmental and Laboratory Services Division (ELSD). As more fully described in that Form 8-K, the sale to ManTech was completed on February 29, 1996, and all net transferred except for the Cleveland branch and certain receivables retained by the Company relating to completed contracts.

                             BIOSPHERICS INCORPORATED
                                 ---------------

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BIOSPHERICS INCORPORATED

Date:                         5/15/96        By:  /s/ Richard Levin
      ----------------------------------         -------------------------------
                                                   Richard C. Levin
                                                   Vice President