Form 10QSB
period 1996-08-13
BIOSPHERICS INC
filed 1996-08-14
CIK 12239

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended  June 30, 1996
                                                                   -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to _______________

                 Commission file number          0-5576
                                         ------------------------

                 BIOSPHERICS-Registered Trademark- INCORPORATED
- --------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)



             Delaware                                52-0849320
- -------------------------------             ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)



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
Yes  X   No
   ----    ----

     The number of outstanding shares of the registrant's Common Stock on July 30, 1996, was 7,906,962.


     Transitional Small Business Disclosure Format (Check One):  Yes    No  X
                                                                    ----  -----

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
Face Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1


Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Statements of Operations for the three and six
         months ended June 30, 1996 and 1995 (unaudited) . . . . . . . .    3

         Balance Sheet as of June 30, 1996 (unaudited) . . . . . . . . .    4

         Statements of Cash Flows for the six
         months ended June 30, 1996 and 1995 (unaudited) . . . . . . . .    5

         Notes to Financial Statements (unaudited) . . . . . . . . . . .    6


Item 2.  Management's Discussion and Analysis, or Plan of Operation. . .    7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    10

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            Statements of Operations
                                   (unaudited)


                                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                              -----------------------------  ----------------------------
                                                                    1996          1995            1996          1995
                                                              --------------  -------------  -------------  -------------
Revenues
     Contract revenues                                        $   3,788,907   $  4,136,485   $  6,726,528   $  7,640,923
     Other                                                              117              0          3,925          3,250
                                                              -------------   ------------   ------------   ------------
     Total revenues                                               3,789,024      4,136,485      6,730,453      7,644,173
                                                              -------------   ------------   ------------   ------------
                                                              -------------   ------------   ------------   ------------
Operating expenses
     Direct contract costs and operating expenses                 2,809,657      2,907,125      4,951,171      5,432,723
     General and administrative                                     617,238        629,671      1,233,952      1,202,273
     Research and development expenses                              135,261        179,508        247,728        297,070
     Depreciation and amortization expenses                         132,253        103,047        243,412        196,761
                                                              -------------   ------------   ------------   ------------
     Total operating expenses                                     3,694,409      3,819,351      6,676,263      7,128,827
                                                              -------------   ------------   ------------   ------------
Income/loss from operations                                          94,615        317,134         54,190        515,346
                                                              -------------   ------------   ------------   ------------
Other income (expense)
     Interest expense                                               (16,655)       (33,798)       (39,407)       (56,647)
     Other; net                                                     130,904        (16,369)       130,285        (13,926)
                                                              -------------   ------------   ------------   ------------
Net income/(loss) from continuing operations                        208,864        266,967        145,068        444,773
Income tax benefit (expense)                                        (79,368)      (105,538)       (55,125)      (173,695)
                                                              -------------   ------------   ------------   ------------
Net income/(loss) before discontinued operations                    129,496        161,429         89,943        271,078

Loss from discontinued operations, net of
     applicable income tax (benefit) of $ (51,295) and
     $ (27,204) in 1996 and 1995, respectively                      (52,214)        (8,839)       (83,692)       (37,567)
                                                              -------------   ------------   ------------   ------------
Net income/(loss)                                             $      77,282   $    152,590   $      6,251   $    233,511
                                                              -------------   ------------   ------------   ------------
                                                              -------------   ------------   ------------   ------------
Net income/(loss) per share data:
     (Loss) income per share from continuing operations       $        0.01   $       0.02   $       0.01   $       0.03
     (Loss) income per share from discontinuing operations             0.00           0.00          (0.01)          0.00
                                                              -------------   ------------   ------------   ------------
     Net (loss) income per share                              $        0.01   $       0.02   $       0.00   $       0.03
                                                              -------------   ------------   ------------   ------------
                                                              -------------   ------------   ------------   ------------



                       See notes to financial statements.

                                  Balance Sheet
                                  June 30, 1996
                                   (unaudited)
ASSETS

Current assets
     Cash                                                          $    102,894
     Trade accounts receivable, net                                   2,367,066
     Costs and estimated earnings in excess
           of billings on contract                                      162,558
     Other accounts receivable                                          465,182
     Current deferred income taxes                                       99,594
     Prepaid expenses and other assets                                  766,020
                                                                   ------------
                 Total current assets                                 3,963,314

     Property and equipment, net                                      1,686,070
     Patents, net                                                       125,727
     Restricted cash-security deposit                                    27,408
                                                                   ------------
                 Total assets                                       $ 5,802,519
                                                                   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank line of credit                                           $    400,000
     Accounts payable and accrued expenses                            1,144,324
     Accrued salaries and benefits                                      549,688
     Accrued vacation                                                   153,445
     Income taxes payable                                                19,552
     Deferred revenue                                                   161,992
     Note payable-current                                               103,830
                                                                   ------------
                 Total current liabilities                            2,532,831

Deferred compensation                                                   110,626
Deferred income taxes                                                   148,028
Deferred rent                                                           100,621
Note payable-long term                                                  171,247
                                                                   ------------
                 Total liabilities                                    3,063,353

Redeemable common stock                                                 169,595

Stockholders' equity
     Common stock, $.01 par value, 18,000,000 shares
           authorized; 7,906,962 outstanding                             63,077
     Paid in capital in excess of par value                           1,039,820
     Treasury stock                                                    (261,603)
     Retained earnings                                                1,728,277
                                                                   ------------
                 Total stockholders' equity                           2,739,166
                                                                   ------------
                 Total liabilities and stockholders' equity         $ 5,802,519
                                                                   ------------
                                                                   ------------


                       See notes to financial statements.

                                   Statements of Cash Flows
                                         (unaudited)

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                   1996               1995
                                                                                ---------          ----------
Operating Activities
     Net income (loss)                                                          $   6,251          $  233,512
     Loss (gain) from discontinued operations                                     (31,477)                  -
     Depreciation & amortization                                                  246,503             216,699
     Loss on disposal of property & equipment                                       1,119              32,415
     Changes in assets and liabilities:
       Provision for uncollectible accounts                                        50,024              22,301
       Trade accounts receivable                                                 (814,604)            388,371
       Costs and estimated earnings in excess of billings on contracts           (113,528)            114,772
       Other A/R                                                                   97,525              96,193
       Prepaids, other                                                           (227,087)            (23,090)
       Payables and accrued expenses                                             (166,899)           (147,375)
       Salaries and benefits                                                      167,487             255,413
       Accrued vacation                                                            19,672              23,018
       Current taxes payable                                                      (46,458)             33,128
       Deferred rent                                                              (14,119)            (22,219)
       Deferred revenue                                                           (29,469)                  -
       Deferred comp                                                                    -                   -
       Current deferred taxes                                                           -                   -
       Current deferred taxes                                                     (62,873)              3,990
     Net assets in discontinued operations not disposed                           278,696                   -
                                                                               ----------          ----------
Net cash provided by/(used in) operating activities                              (639,205)          1,227,128

Investing activities
     Proceeds from sale of ELSD, net of expenses                                  432,260                   -
     Sale of property and equipment                                                 1,090                   -
     Purchases of property and equipment                                         (318,608)           (249,883)
     Additions to patent costs                                                    (34,365)            (10,974)
                                                                               ----------          ----------
Net cash provided by (used in) investing activities                                80,377            (260,857)

Financing activities
     Net repayments on line of credit                                              79,000            (745,000)
     Net change in book overdraft                                                 266,007                   -
     Long term loan                                                                85,268                   -
     Issuance of common stock                                                     306,921
     Issuance of treasury shares                                                 (105,335)                  -
                                                                               ----------          ----------
Net cash provided by (used in) financing activities                               631,861            (745,000)

Net change in cash                                                                 73,033             221,271
Cash, beginning of period                                                          29,861               7,979
                                                                               ----------          ----------
Cash, end of period                                                            $  102,894          $  229,250
                                                                               ----------          ----------
                                                                               ----------          ----------



                           See notes to financial statements.

                          Notes to Financial Statements
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, all material adjustments considered necessary for a fair presentation of the results of interim periods have been included. This report should be read in conjunction with the Company's Annual Report and Report on Form 10-KSB for the year ended December 31, 1995. On May 15, 1996, the Company effected a 2-for-1 stock split. All references to shares and per share data have been restated to reflect this split.

2.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and, when appropriate, common stock equivalents outstanding during the period. Common stock equivalents consist of shares under option. Fully-diluted earnings per share is not materially different from primary earnings per share. The weighted average number of common shares and common stock equivalents outstanding during the three- and six- month periods ended June 30, 1996 and 1995 are as follows:

                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             ---------------------------    -------------------------
                                                 1996          1995            1996            1995
                                             -----------    -----------     -----------     ---------
Weighted average shares outstanding           7,869,213      7,825,020       7,850,632      7,825,020
Common stock equivalents                      1,833,228      1,075,056       1,743,706        959,140
                                              ---------      ---------       ---------      ---------
Weighted average shares and common
    stock equivalents outstanding             9,702,441      8,900,076       9,594,338      8,784,160
                                              ---------      ---------       ---------      ---------
                                              ---------      ---------       ---------      ---------

3.   DISCONTINUED OPERATIONS

     On February 29, 1996, the Company sold substantially all Environmental and Laboratory Services Division net assets, totaling $432,000, to ManTech International Corporation, except for the division's office in Cleveland and certain receivables retained by the Company relating to completed contracts. It was the intent of management as of year end 1995 to either sell or discontinue its Cleveland branch office if certain contracts were not expanded and/or maintained. The Cleveland branch was discontinued as of May 31, 1996. The net assets in discontinued operations of $52,000 represent current tax benefit associated with loss from ELSD Division. In addition, the Company has taken into account an allowance equal to 100% of receivables associated with discontinued operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS, OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company earned an operating profit of $95,000 for the second quarter of 1996, compared to $317,000 for the same period in 1995. Revenues decreased $347,000 or 8% to $3,789,000 in the second quarter of 1996, from $4,136,000 in the same period of 1995. The decrease in operating profit was primarily caused by loss in revenue from the Company's core business, the Information Services Division.


($ rounded to thousand)                    Three Months Ended June 30,
                                           ---------------------------
Information Services                          1996             1995
- ---------------------------------------    ----------       ----------
Revenues                                   $3,789,000       $4,136,000
Operating expenses                          3,558,000       $3,614,000
                                           ----------       ----------
    Operating profit                       $  231,000       $  522,000
                                           ----------       ----------
                                           ----------       ----------
BioTech Programs
- --------------------------------------
Revenues                                   $        -       $        -
Operating expenses                            136,000          205,000
                                           ----------       ----------
    Operating loss                         $ (136,000)      $ (205,000)
                                           ----------       ----------
                                           ----------       ----------

     Information services revenues were $3,789,000, which reflects a decrease of 8% or $347,000, compared with revenues of $4,136,000 during the second quarter of 1995. Information Services operating profit decreased by 56% or $291,000 from the second quarter of 1995. The decrease is a direct result of reallocation of general and administrative expenses from the sale of the Environmental and Laboratory Services Division (ELSD), and loss of profit directly related to overall lower level of revenue in the second quarter of 1996. The lower level of revenue in the commercial business, compared to last year, is primarily because of the expiration of a major contract in October 1995. This loss was offset by increased revenue generated from the government sector. The government segment expanded its level of revenue by 28% or $517,000, compared to the same period in 1995, of which $405,000 is directly related to a new contract won to provide tourism information services to the public. The remaining increases reflect expansion of existing government contracts, primarily from the Federal Information Center
(FIC) and U.S. Forest Service.

     BioTech operating expenses decreased by $69,000 or 34% compared to the same period in 1995. The expenses incurred during the second quarter of 1996 were primarily related to visits to Denmark and support in the start up of the pilot plant to produce D-tagatose. The pilot plant constructed under the cooperative agreement between Biospherics and MD Foods amba of Denmark to make the nonfattening sugar has been completed and is operating. It has produced target amounts of D-tagatose for use in formulating various food products by prospective customers. The design of a full-scale plant is now under way. Negotiations to license D-tagatose to MD Foods are on schedule.

     The Company continues to petition for approval of its safe-for-humans pesticide, WingDinger-TM-, by the U.S. Environmental Protection Agency (EPA). The EPA found the pesticide to be nontoxic in April 1996; however, the EPA questioned aspects of efficacy. The Company has appealed this finding. EPA approval must be obtained before the product can be marketed. In another subsequent event, the EPA delisted the active ingredient of another Company pesticide from its list of toxic compounds. State acceptances of the EPA delisting are being sought, as are marketing partners.

     As reflected in the accompanying Statement of Operations, General and Administrative expense decreased $13,000 from $630,000 in the second quarter of 1995 to $617,000 in the second quarter of 1996. The level of consistency in cost reflects little change in G&A operations. The higher rent and other facility expenses allocated to SG&A as a result of ELSD sale have been reimbursed by ManTech International Corporation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     The Company earned an operating profit of $54,000 for the first half of 1996, compared with earnings of $515,000 during the first half of 1995. Revenues decreased 12% to $6,731,000 in the first half of 1996, compared with $7,644,000 for the first half of 1995. The decrease in the results of operations is primarily a result of the Company's core business Information Services Division.

                                                   SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------
INFORMATION SERVICES                                  1996              1995
- -----------------------------------------------    ---------         ---------
Revenues                                           6,727,000         7,641,000
Operating expenses                                 6,411,000         6,796,000
                                                   ---------         ---------
    Operating profit (loss)                          316,000           845,000
                                                   ---------         ---------
                                                   ---------         ---------
RESEARCH AND DEVELOPMENT
- -----------------------------------------------
Revenues                                               4,000             3,000
Operating expenses                                   266,000           333,000
                                                   ---------         ---------
    Operating loss                                  (262,000)         (330,000)
                                                   ---------         ---------
                                                   ---------         ---------

     Information services revenues were $6,727,000, which reflect a decrease of 12% or $914,000, compared with revenues of $7,641,000 during the first half of 1995. The decrease in revenues is primarily a result of lower level of revenue generated by the commercial services, offset by increase in revenue by the government services division. The percentage of commercial and government information services business changed from 55% and 45%, respectively, during the 1995 period, to 42% and 58%, respectively during the six months ended June 30, 1996. The government services expanded its business by $463,000, of which $426,000 is directly related to a new contract won to provide tourism information services to the public. The remaining increase reflects expansion of existing government business, primarily from the Federal Information Center
(FIC) and U.S. Forest Service contracts.

     Research and development operating loss decreased by $68,000 or 21%, primarily because of lower expenses during the first half of 1996. The expenses incurred to date were primarily related to efforts in the start up of the pilot plant to produce D-tagatose. The pilot plant constructed under the cooperative agreement between Biospherics and MD Foods amba of Denmark to make the nonfattening sugar has been completed and is operating. It has produced target amounts of D-tagatose for use in formulating various food products by prospective customers. The design of a full-scale plant is now under way. Negotiations to license D-tagatose to MD Foods are on schedule.

     As reflected in the accompanying Consolidated Statements of Operations, General and Administrative expense increased by $32,000, from $1,202,000 in the first half of 1995 to $1,234,000 in the first half of 1996. This increased cost is primarily a result of the formation of a corporate communications group along with related fringe benefits.

DISCONTINUED OPERATIONS

     On February 29, 1996, the Company sold substantially all Environmental Laboratory Services Division (ELSD) net assets to ManTech International Corporation, except for the Cleveland branch and certain receivables retained by the Company relating to completed contracts. It was the intent of management as of year end 1995 to either sell or discontinue its Cleveland branch office if certain contracts were not expanded or maintained. The Cleveland branch was discontinued as of May 31, 1996. The $84,000 net loss from the division represents losses from operation of $47,000 and $37,000 during the phase out period for Beltsville's and Cleveland's branches, respectively. Substantially all losses have been incurred and recorded, including $26,000 bad debt associated with uncollectible receivables. There are no significant remaining liabilities or costs attributable to this discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

     On April 25, 1996, the Company entered into a $118,000 Promissory Note, that will mature in three years. The Promissory Note will provide financing for start-up equipment costs related to new contract wins. The Promissory Note is collateralized by new equipment purchased and will accrue interest at the rate of 8.75% per annum. The Company is required to make monthly payments of interest and principal.


     On May 31, 1996, the Company renewed a "Loan Agreement" that replaced the Company's previous bank line of credit. The renewed Loan Agreement, which expired on May 31, 1996, provides for borrowings of up to $2 million , subject to an advance rate as defined in the agreement. Amounts outstanding under the Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collaterilized by the Company's accounts receivable. The New Loan agreement contains covenants which require the Company to meet certain tangible net worth and cash flow coverage ratios, and excludes a specific limitation on research and development expenditures. The Company was in compliance with all covenants as of June 30, 1996.

     Cash flows from operating activities for year to date 1996 reflect a net use of $639,205. The result is primarily due to increases in accounts receivable and cost and estimated earnings in excess of billings on contract of $957,500, offset by $385,000 final cash settlement received by the Company in February 1996 in connection with the disputed contract with the Forest Service. The Forest Service settlement by the U.S. Department of Agriculture was in acknowledgment of the Company's claims of Government responsibility in the loss the Company suffered in that contract in 1994. Net cash provided in investing activities increased by $80,000, primarily because of proceeds received from sale of ELSD of $432,000, offset by purchases of property and equipment and additions to patent costs, all totaling $353,000.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 11, COMPUTATION OF EARNINGS PER SHARE

                                                               Three Months Ended              Six Months Ended
                                                                     June 30                        June 30
                                                             ------------------------      -----------------------
                                                               1996           1995           1996           1995
                                                             ---------      ---------      ---------      ---------
Net earnings                                                   $77,282       $152,591         $6,251       $233,511

Weighted average shares outstanding                          7,869,213      7,825,020      7,850,632      7,825,020

Dilutive common stock equivalents for
primary earnings per share                                   1,833,228      1,075,056      1,743,706        959,140

Weighted average shares and common stock
equivalent shares outstanding or primary earnings per
share                                                        9,702,441      8,900,076      9,594,338      8,784,160
                                                             ---------      ---------      ---------      ---------

Additional equivalent shares assuming full dilution             66,153        194,785        155,675        310,701

Weighted average shares and common equivalent
shares for fully diluted earnings per share                  9,768,594      9,094,861      9,750,013      9,094,861
                                                             ---------      ---------      ---------      ---------
Earnings per share

     Primary                                                     $0.01          $0.02          $0.00          $0.03
                                                             ---------      ---------      ---------      ---------
     Fully diluted                                               $0.01          $0.02          $0.00          $0.03
                                                             ---------      ---------      ---------      ---------


REPORTS OF FORM 8-K

     On June 7, 1996, the Company filed a report on Form 8-K that disclosed certain information regarding the 2-for-1 stock split that was effected May 15, 1996. As more fully described in that Form 8-K, this action was approved by the requisited percentage of Registrant's shareholders at its annual meeting on May 15, 1996.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BIOSPHERICS INCORPORATED

Date:                                         By:  /s/ Richard Levin
     --------------------------                    -----------------------------
                                                   Richard C. Levin
                                                   Vice President