Form 10QSB
period 1996-09-30
BIOSPHERICS INC
filed 1996-11-14
CIK 12239

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark one)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                             For the quarterly period ended September 30, 1996
                                                            ------------------
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the transition period from _____________ to _____________ Commission file number 0-5576
                                        --------------------------------------

                BIOSPHERICS-Registered Trademark- INCORPORATED
------------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

                 Delaware                                        52-0849320
---------------------------------------------               ------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

            12051 Indian Creek Court, Beltsville, Maryland 20705
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 301-419-3900
------------------------------------------------------------------------------
                         (Issuer's telephone number)

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

    The number of outstanding shares of the registrant's Common Stock on November 12, 1996, was 7,909,962.

    Transitional Small Business Disclosure Format (Check One): Yes       No  X
                                                                    ---     ---

                                 FORM 10-QSB

                                    INDEX

                                                                      Page No.
                                                                      --------

Face Sheet............................................................   1

Index.................................................................   2

PART I--FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Statements of Operations for the three and nine
           months ended September 30, 1996 and 1995 (unaudited).......   3

           Balance Sheet as of September 30, 1996 (unaudited).........   4

           Statements of Cash Flows for the nine months
           ended September 30, 1996 and 1995 (unaudited)..............   5

           Notes to Financial Statements (unaudited)..................   6

Item 2.    Management's Discussion and Analysis, or Plan of
           Operation..................................................   7

PART II--OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................   10

Signature.............................................................  10

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Statements of Operations
                                 (unaudited)

                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                 --------------------------------  -------------------------------
                                                       1996             1995             1996             1995
                                                 ---------------  ---------------  ---------------  --------------
REVENUES

     Contract revenues                              $3,300,095       $3,524,904      $10,030,548      $11,169,077
     Licensing fee                                     750,000               --          750,000               --
                                                    ----------       ----------      -----------      -----------
     Total revenues                                 $4,050,095                       $10,780,548
                                                    ----------       ----------      -----------      -----------
                                                    ----------       ----------      -----------      -----------
OPERATING EXPENSES
    Direct contract costs and operating expenses     2,456,301        2,617,127        7,407,472        8,049,850
    General and administrative                         577,535          555,254        1,811,487        1,757,526
    Research and development                           122,107          114,288          369,835          411,358
    Depreciation and amortization                      185,071          109,019          428,483          305,780
                                                    ----------       ----------      -----------      -----------

    Total operating expenses                         3,341,014        3,395,688       10,017,277       10,524,514
                                                    ----------       ----------      -----------      -----------
                                                    ----------       ----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                          709,081          129,216          763,271          644,563

Other income (expense)
    Other income                                        15,310            4,958          114,147           (8,968)
    Interest expense                                   (17,094)         (88,043)         (56,501)        (144,690)
                                                    ----------       ----------      -----------      -----------

Income before taxes                                    707,297           46,131          820,917          490,905
Income tax benefit (expense)                          (262,737)          53,160         (305,912)        (120,535)
                                                   -----------       ----------      -----------      -----------

Net income before discontinued operations              444,560           99,291          515,005          370,370

Income (loss) from discontinued operations, net of
applicable income tax (benefit) of $(29,609) and
$(4,745) in 1996 and 1995, respectively                     --           31,014         (64,194)           (6,553)
                                                   -----------       ----------     -----------       -----------

Net income                                          $  444,560       $  130,305     $   450,811       $   363,817
                                                   -----------       ----------     -----------       -----------
                                                   -----------       ----------     -----------       -----------

Net income per share                                $     0.05       $     0.01     $      0.05      $      0.04
                                                   -----------       ----------     -----------      -----------
                                                   -----------       ----------     -----------      -----------

                     See notes to financial statements.

                                Balance Sheet
                             September 30, 1996
                                (unaudited)

ASSETS

Current assets

    Cash                                                            $  370,364
    Trade accounts receivable, net                                   2,000,498
    Costs and estimated earnings in excess
       of billings on contract                                         132,796
    Other accounts receivable                                          204,137
    Current deferred income taxes                                       36,721
    Prepaid expenses and other assets                                  461,741
                                                                    ----------
                Total current assets                                 3,206,257

   Property and equipment, net                                       1,800,316
   Patents, net                                                        148,938
   Restricted cash--security deposit                                    27,408
   Other assets                                                        361,350
                                                                    ----------
                Total assets                                        $5,544,269
                                                                    ----------
                                                                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable and accrued expenses                           $  724,353
    Accrued salaries and benefits                                      468,707
    Accrued vacation                                                   138,548
    Income taxes payable                                               235,852
    Deferred revenue                                                   209,978
    Note payable--current                                              106,165
                                                                    ----------
                Total current liabilities                            1,883,603

    Deferred compensation                                              110,626
    Deferred income taxes                                              148,028
    Deferred rent                                                       63,412
    Note payable--long term                                            142,873
                                                                    ----------
                Total liabilities                                    2,348,542
                                                                    ----------
Redeemable common stock                                                169,595
                                                                    ----------
Stockholders' equity
    Common stock, $.01 par value, 18,000,000 shares
       authorized; 7,952,968 and 7,909,962 shares,
       issued and outstanding, respectively, of which
       1,642,253 shares are classified in redeemable
       common stock                                                     46,714
    Paid in capital in excess of par value                           1,068,183
    Treasury Stock, 43,006 shares at cost                             (261,603)
    Retained earnings                                                2,172,838
                                                                    ----------
                Stockholders' equity                                 3,026,132
                                                                    ----------

                Total Liabilities and stockholders' equity          $5,544,269
                                                                    ----------
                                                                    ----------

                     See notes to financial statements.

                          Statements of Cash Flows
                                 (unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            1996            1995
                                                                            ----            ----
Operating Activities
    Net income                                                             $ 450,811      $  363,817
    Loss (gain) from discontinued operations                                 (29,313)             --
    Depreciation and amortization                                            428,483         339,534
    Loss on disposal of property and equipment                                 1,695          32,415
    Changes in assets and liabilities:
      Provision for uncollectible accounts                                     3,871          22,617
      Trade accounts receivable                                             (401,884)        505,511
      Costs and estimated earnings in excess of billings on contracts        (83,766)         44,742
      Other accounts receivable                                              358,569          75,438
      Prepaids expenses and other assets                                    (148,835)          8,227
      Account payables and accrued expenses                                  (99,930)       (204,926)
      Accrued salaries and benefits                                           86,505          49,061
      Accrued vacation                                                         4,775           7,577
      Income taxes payable                                                   169,842         (30,876)
      Deferred rent                                                          (51,329)        (33,304)
      Deferred revenue                                                        18,517              --
    Net assets in discontinued operations not disposed                       278,698              --
                                                                            ---------      ---------
Net cash provided by operating activities                                    986,709       1,179,833

Investing activities
    Proceeds from sale of ELSD, net of expenses                               433,216             --
    Sale of property and equipment                                              1,131             --
    Purchases of property and equipment                                      (750,451)      (326,450)
    Additions to patent costs                                                 (60,989)       (11,599)
                                                                            ---------      ---------
Net cash provided by (used in) investing activities                          (377,093)      (338,049)

Financing activities
    Net repayments on line of credit                                         (541,927)      (807,000)
    Long term loan                                                             59,228             --
    Issuance of common stock                                                  318,921         15,243
    Purchase of treasury shares                                              (105,335)            --
                                                                            ---------      ---------
Net cash provided by (used in) financing activities                          (269,113)      (791,757)

Net change in cash                                                            340,503         50,027
Cash, beginning of period                                                      29,861          7,979
                                                                            ---------      ---------
Cash, end of period                                                         $ 370,364      $  58,006
                                                                            ---------      ---------
                                                                            ---------      ---------

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

2.  NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common shares and, when appropriate, common stock equivalents outstanding during the period. Common stock equivalents consist of shares under option. Fully-diluted earnings per share is not materially different from primary earnings per share. The weighted average number of common shares and common stock equivalents outstanding during the three- and nine-month periods ended September 30, 1996 and 1995 are as follows:


                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                     -------------------------------      -------------------------------
                                             1996        1995                    1996          1995
                                             ----        ----                    ----          ----
Weighted average shares outstanding        7,903,309    7,827,332              7,873,222     7,825,238
Common stock equivalents                   1,981,303    1,533,477              1,870,664     1,335,994
                                           ---------    ---------              ---------     ---------
Weighted average shares and common
  stock equivalents outstanding            9,884,612    9,360,809              9,743,886     9,161,232
                                           ---------    ---------              ---------     ---------
                                           ---------    ---------              ---------     ---------

3.  DISCONTINUED OPERATIONS

    On February 29, 1996, the Company sold substantially all Environmental and Laboratory Services Division (ELSD) net assets, totaling $432,000, to ManTech International Corporation, except for the division's office in Cleveland and certain receivables retained by the Company relating to completed contracts. The Cleveland branch was discontinued as of May 31, 1996. The Company has estimated $30,000 of current tax benefit associated with loss from the ELSD.

4.  D-tagatose LICENSING AGREEMENT

    On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener (see 8-K filed October 22, 1996). The Company received a non-refundable $750,000 initial partial payment on signing. This $750,000 is classified as a licensing fee operating revenue in the financial statements. The Company will also receive an additional payment of $1,750,000 on January 6, 1997, upon successful completion of MD Foods' due diligence. $750,000 completes the initial non-refundable payment. The remaining $1 million of the $1.75 million will be paid as a non-refundable advance against future royalties, recoverable at 50% of such annual royalties until paid. Full running royalties will be paid to the Company on sales, which the Company believes will begin overseas in 1998 when the first full-scale production plant for D-tagatose is called for in the licensing agreement. The Company expects sales will escalate rapidly to become a major source of revenue. Under the terms of the agreement, MD Foods Ingredients has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European Countries and costs of production and sales. In addition, MD Foods will support Biospherics' efforts on helping commercialize D-tagatose to the extent of approximately $250,000 per year for 1996/1997 and 1997/1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS, OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 1996

    The Company earned a net income of $445,000 for the third quarter of 1996, compared to $130,000 for the same period in 1995. The net income is a direct result of signing an exclusive licensing agreement with MD Foods Ingredients amba (MDFI) of Denmark for the use, manufacture, and sale of Biospherics' nonfattening sugar, D-tagatose. The Company received a non-refundable $750,000 as a partial initial payment for signing that agreement.

    The income from operations of $709,000 for the third quarter of 1996, compared to $129,000 for the same period in 1995, is a direct result of the non-refundable $750,000 licensing fee offset by the lower level of revenues generated by the Company's Information Services Division. The Company's revenues increased by $525,000 or 15% to $4,050,000 in the third quarter of 1996.

    ($ ROUNDED TO THOUSAND)

                        Three Months Ended September 30,
                        --------------------------------
Information Services        1996             1995
--------------------        ----             ----
Revenues                 $3,297,000       $3,509,000
Operating expenses        3,210,000        3,261,000
                         ----------       ----------
  Income from
    operations           $   87,000       $  248,000
                         ----------       ----------
                         ----------       ----------

BioTech Programs
----------------
Revenues                 $  753,000       $   16,000
Operating expenses          131,000          135,000
                         ----------       ----------
  Income (loss) from
    operations           $  622,000       $ (119,000)
                         ----------       ----------
                         ----------       ----------

    Information Services revenues were $3,297,000, which reflects a decrease of 6% or $212,000, compared with revenues of $3,509,000 during the third quarter of 1995. Information Services operating profit decreased by 65% or by $161,000 from the third quarter of 1995. The decrease in operating profit is directly related to the overall lower level of revenue in the third quarter of 1996, and the reallocation of general and administrative expenses from the sale of the Environmental and Laboratory Services Division (ELSD). The lower level of revenue in the commercial business, compared to last year, is primarily because of the expiration of a major commercial contract in October 1995. This loss was offset by increased revenue generated from the government sector. The government segment expanded its level of revenue by 21% or by $347,000, compared to the same period in 1995, of which $260,000 is directly related to a new contract to provide tourism information to the public. The remaining increase reflects expansion of existing government business, primarily for the Federal Information Center (FIC) and the U.S. Forest Service contracts.

    BioTech's revenues were $753,000, which reflects an increase of $737,000 compared with revenues of $16,000 during the third quarter of 1995.

    On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener (see 8K filed October 22, 1996). The Company received a non-refundable $750,000 initial partial payment on signing. This $750,000 is classified as a licensing fee operating revenue in the financial statements. The Company will also receive an additional payment of $1,750,000 on January 6, 1997, upon successful completion of MD Foods' due diligence. $750,000 completes the initial non-refundable payment. The remaining $1 million of the $1.75 million will be paid as a non-refundable advance against future royalties, recoverable at 50% of such annual royalties until paid. Full running royalties will be paid to the Company on sales which the Company believes will begin overseas in 1998 when the first full-scale production plant for D-tagatose is called for in the licensing agreement. The Company expects sales will escalate rapidly to become a major source of revenue. Under the terms of the agreement, MD Foods ingredients has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European Countries and costs of production and sales. In addition, MD Foods will support Biospherics' efforts on helping commercialize D-tagatose to the extent of approximately $250,000 per year for 1996/1997 and 1997/1998.

    As reflected in the accompanying Statement of Operations, General and Administrative expense increased by $22,000 from $555,000 in the third quarter of 1995 to $577,000 in the same quarter of 1996. The increase is primarily due to the higher rent and other facility expenses allocated to G&A as a result of the ELSD sale.

    Depreciation and amortization increased $76,000 or 70%. This increase is directly related to the increased purchases of property and equipment.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995

    The Company earned net income for the first nine months of 1996 of $451,000, compared to $364,000 in 1995, for an increase of $87,000 or
24%. This increase was primarily due to the $750,000 partial initial payment the Company received in signing the MD Foods exclusive licensing agreement, offset by the reduction in revenues and the increase in depreciation and amortization.

    The Company's income from operations increased $118,000 or 18% from $645,000 to $763,000. This increase was due to the non-refundable $750,000 licensing fee received from MD Foods offset by a reduction in Information Services revenues of 10% or $1,127,000 and a related increase in depreciation and amortization from $306,000 to $428,000.


Information Services            1996            1995
--------------------            ----            ----
Revenues                     $10,023,000     $11,150,000
Income from operations         9,620,000      10,056,000
                             -----------     -----------
  Operating profit           $   403,000     $ 1,094,000
                             -----------     -----------
                             -----------     -----------

Research and Development
------------------------
Revenues                     $   757,000     $    19,000
Operating expenses               397,000         468,000
                             -----------     -----------
  Income (loss) from
    operations               $   360,000     $  (449,000)
                             -----------     -----------
                             -----------     -----------

    Information Services revenues were $10,023,000, which reflect a decrease of 10% or $1,127,000, compared with revenues of $11,150,000 during the first nine months of 1995. The decrease in revenues is primarily a result of lower level of revenue generated by the commercial services, offset by increase in revenue by the government services division. The percentages of commercial and government information services business changed from 58% and 42%, respectively, during the 1995 period, to 45% and 55%, respectively during the nine months ended September 30, 1996. The government services expanded its business by $809,000, of which $687,000 is directly related to a new contract to provide tourism information services to the public. The remaining increase reflects expansion of existing government business, primarily from the Federal Information Center (FIC) and U.S. Forest Service contracts.

    BioTech's revenues were $757,000 which reflects an increase of $738,000 compared with revenues of $19,000 during the third quarter of 1995.

    On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener (see 8K filed October 22, 1996). The Company received a non-refundable $750,000 initial partial payment on signing. This $750,000 is classified as a licensing fee operating revenue in the financial statements. The Company will also receive an additional payment of $1,750,000 on January 6, 1997, upon successful completion of MD Foods' due diligence. $750,000 completes the initial non-refundable payment. The remaining $1 million of the $1.75 million will be paid as a non-refundable advance against future royalties, recoverable at 50% of such annual royalties until paid. Full running royalties will be paid to the Company on sales, which the Company believes will begin overseas in 1998 when the first full-scale production plant for D-tagatose is called for in the licensing agreement. The Company expects sales will escalate rapidly to become a major source of revenue. Under the terms of the agreement, MD Foods ingredients has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European Countries and costs of production and sales. In addition, MD Foods will support Biospherics' efforts on helping commercialize D-tagatose to the extent of approximately $250,000 per year for 1996/1997 and 1997/1998.


    Research and development operating loss decreased by $59,000 or 13%, primarily because of lower expenses generated during the nine months of 1996. The expenses incurred to date were primarily related to the start up of the pilot plant to produce D-tagatose and negotiations leading to the support of the signing of an exclusive licensing agreement with MD Foods amba of Denmark. The pilot plant constructed under the cooperative agreement between Biospherics and MD Foods Ingredients to make the nonfattening sugar has been completed and is operating. It has produced target amounts of D-tagatose for use in formulating various food products by prospective customers.

    As reflected in the accompanying Consolidated Statements of Operations, General and Administrative expense increased by $53,000, from $1,758,000 in the nine months ended September 30, 1995, to $1,811,000 for the same period in 1996. This increased cost is primarily a result of the formation of a new corporate management group, and its related benefits.

    Depreciation and amortization increased $122,000 or 40% from $306,000 to $428,000 in 1996. This increase is directly related to the purchases of property and equipment of $326,000 in 1995 and $796,000 in 1996.

DISCONTINUED OPERATIONS

    On February 29, 1996, the Company sold substantially all
Environmental and Laboratory Services Division (ELSD) net assets to ManTech International Corporation, except for the Cleveland branch and certain receivables retained by the Company relating to completed contracts. The Cleveland branch was discontinued as of May 31, 1996. The $48,000 net loss represents losses from operation of $31,000 and $37,000 during the phase out period for Beltsville's and Cleveland's branches, respectively. The losses were offset by $20,000 gain (net of tax) from the sale of the division. There are no significant remaining liabilities or costs attributable to this discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities for year to date 1996 reflect a net cash provided of $987,000. The result was primarily due to the non-refundable $750,000 initial payment received by the Company in September 1996 in connection with the signing of an exclusive licensing agreement with MD Foods Ingredients amba of Denmark.

    The $987,000 in cash provided from operations was offset by the cash utilized to purchase property and equipment and by the cash utilized to pay down the bank line of credit.

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                             Three Months Ended         Nine Months Ended
Exhibit 11, Computation of Earnings per Share                  September 30                September 30
                                                             ------------------         -----------------
                                                            1996          1995          1996          1995
                                                            ----          ----          ----          ----

Net earnings                                               $444,560      $130,305      $450,811      $363,817
                                                          ---------     ---------     ---------     ---------

Weighted average shares outstanding                       7,903,309     7,827,332     7,873,222     7,825,238

Dilutive common stock equivalents for
primary earnings per share                                1,981,303     1,533,477     1,870,664     1,335,994
                                                          ---------     ---------     ---------     ---------

Weighted average shares and common stock
equivalent shares outstanding or primary
earnings per share                                        9,884,612     9,360,809     9,743,886     9,161,232

Additional equivalent shares assuming full dilution              --       219,483        54,255       382,717
                                                          ---------     ---------     ---------     ---------

Weighted average shares and common equivalent
shares for fully diluted earnings per share               9,884,612     9,580,292     9,798,141     9,543,949
                                                          ---------     ---------     ---------     ---------

Earnings per share

  Primary                                                     $0.05         $0.01         $0.05         $0.04
                                                          ---------     ---------     ---------     ---------

  Fully diluted                                               $0.05         $0.01         $0.05         $0.04
                                                          ---------     ---------     ---------     ---------

Reports of Form 8-K

    On June 7, 1996, the Company filed a report on Form 8-K that disclosed certain information regarding the 2-for-1 stock split that was effected May 15, 1996. As more fully described in that Form 8-K, this action was approved by the requisite percentage of Registrant's shareholders at its annual meeting on May 15, 1996.

    On October 22, 1996, the Company filed a report on Form 8-K that disclosed the signing of an exclusive licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture, and sale of the Company's nonfattening sugar, D-tagatose, as a low calorie sweetener.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BIOSPHERICS INCORPORATED

Date: ______________________________________             By: /s/ Richard Levin
                                                             -----------------
                                                             Richard C. Levin
                                                             Vice President