Form 10KSB40
period 1996-12-31
BIOSPHERICS INC
filed 1997-03-31
CIK 12239

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-KSB

    (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [Fee Required]
                           For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

                           For the transition period from       to

                          Commission file number 0-5576

                 BIOSPHERICS-Registered Trademark- INCORPORATED
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

 Delaware                                   52-0849320
-------------------------------            --------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


12051 Indian Creek Court, Beltsville, Maryland     20705
----------------------------------------------     -------
         (Address of executive offices)          (Zip Code)

    Issuer's telephone number, including area code: 301-419-3900

    Securities registered under Section 12(b) of the Exchange Act:

 TITLE OF EACH CLASS   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         None
---------------------  -------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

          Common Stock ($.005 par value per share)
------------------------------------------------------------------
                       (Title of class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --  --
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year: $13,800,385.

    The total market value of the voting stock was $51,646,478, of which $31,163,015 was held by nonaffiliates of the registrant, based upon the closing price of the Common Stock on March 17, 1997, as quoted by NASDAQ.

    The number of outstanding shares of the registrant's Common Stock on March 17, 1997, was 7,945,612.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement of Biospherics Incorporated to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 1997, are incorporated herein by reference into Part III of this report.

    Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                                   --    --
                                 Page 1 of 33
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BIOSPHERICS INCORPORATED
                             ------------------------
PART I

    Certain oral and written statements of management of the company included in the Form 10-KSB may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. (See Item 6 of Part II hereof).

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Biospherics Incorporated (the "Company"), a Delaware corporation, was founded in 1967. The Company has developed into a scientific and technological firm providing information services to private industry and to Federal, State, and local government agencies, biological and chemical contract research services, and is developing its own proprietary products. The Company consists of an Information Services Division ("ISD") and a BioTech Programs Unit. In February 1996, the Company sold its Beltsville branch of the Environmental and Laboratory Services Division ("ELSD"). Management believes that the sale will permit better focus on the major businesses of the Company, ISD and BioTech.

    In 1969, the Company completed a public offering. Its common stock trades on the NASDAQ National Market System under the symbol "BINC."

INFORMATION SERVICES DIVISION

    On February 18, 1997, the Board of Directors approved a plan to convert ISD into a wholly-owned subsidiary. The plan will be proposed to Shareholders at the Company's May 15, 1997, Annual Meeting. The new company will continue all of the current ISD business and will feature an expansion of its healthcare business into demand management. The subsidiary will evaluate methods of increasing its capitalization, including a possible IPO in order to accelerate growth. Under the reorganization, ISD, which to date has funded all of the Company's nonfattening sugar (D-tagatose) development costs, will be free to concentrate on opportunities in its primary field, the healthcare market. With the recent worldwide licensing of D-tagatose to MD Foods Ingredients of Denmark, the Company has received funds that, together with anticipated continuing royalties, will allow it to continue to develop other proprietary products.

    ISD's information professionals provide computerized health, pharmaceutical and medical data collection and clinical trial management, report and publication writing and editing, development of programmatic concepts in public health information and education, database management, and computer-assisted health resource information. ISD collects and disseminates information by providing customized telesupport and database management systems that combine the human element of live operators with advanced communication technology. ISD answers millions of calls annually from professionals and the public nationwide and disseminates millions of publications. The core of its operation consists of three state-of-the-art call centers (Beltsville, Cumberland and Columbia, MD) that efficiently manage and track high volumes of calls. This technology is combined with computerized database management systems, which results in an efficient and effective system to collect and disseminate large amounts of information.

    ISD specializes in public health issues and provides information services on a wide range of diseases and disabilities, disease prevention, and education. Areas of expertise include Alzheimer's disease, AIDS, cancer, diabetes, heart disease, and stroke, in addition to the broad areas of smoking, aging, and environmental hazards such as mishandling of pesticides. Programs are staffed by health professionals and other information specialists who are given extensive training and strict quality control guidelines. ISD's clients had included over 20 of the Nation's top pharmaceutical companies, and government departments that deal with health or education. ISD holds contracts with such agencies as the Department of the Navy, the General Services Administration, the Department of Health and Human Services, and the Department

                             BIOSPHERICS INCORPORATED
                             ------------------------

of Agriculture. Contracts with non-governmental parties are typically obtained following private negotiations and are most often for a term of 1 year, although many such contracts have continued to renew for several years. Contracts with governmental parties are obtained after a competitive bidding process and are most often for terms ranging from 2 to 3 years, with additional option years. Many have been re-won numerous times. During 1996, the Company recognized revenue from two of its customers, Parke-Davis and the Federal Information Center (FIC), representing 20% and 18%, respectively, of the total Company revenues. During 1995, the Company recognized 23% of its total revenues from Parke-Davis and 16% from FIC.

    ISD accounted for nearly 95% of the Company's total revenues from continuing operations in 1996. During 1996, government business accounted for approximately 57% of ISD's business, compared with 46% in 1995. This resulted primarily from completion of a major commercial contract in October 1995. The Company hopes to increase its share of commercial business, and expects to respond to a high level of public interest in health information.

BIOTECH PROGRAMS UNIT

    The BioTech Programs Unit is the Company's research and development arm, dedicated to developing proprietary products and services with a view toward economic commercial applications. Over the last several years, it has invested more than $3 million in these developments, primarily in its nonfattening sugar. The Company has accumulated a number of patents on its products. Over past years, the Company has realized several million dollars in revenues from its products and processes.

    D-Tagatose as a Bulk Sweetener BioTech has patented the use of a naturally occurring sugar, D-tagatose, as a low-calorie and uniquely nonfattening sweetener. It is a true sugar that looks, feels, performs, and tastes like table sugar. Present in small amounts in many dairy products, it differs from all other nonfattening sweeteners in that it is the only one that has the full bulk of sugar with the same clean, sweet taste. Biospherics has been developing the substance since receiving a patent for its use as a food additive in 1988 and two patents for the economical production process (1990 and 1991).

    On September 27, 1996, the Company signed a license agreement with MD Foods Ingredients amba of Denmark for the exclusive worldwide rights to manufacture, market, and distribute D-tagatose as a food ingredient in return for a non-refundable up-front payment and a royalty schedule based upon net sales of the sugar. Under the agreement, MD Foods may sub-license the D-tagatose technology for use in foods and beverages. In return for the exclusive license, MD Foods will take responsibility for all future marketing and development expenses, including the cost of constructing and operating its own production plants. MD Foods manufactures a wide variety of foods and food ingredients made from milk. The Danish dairy company ranks as the eighth largest dairy products company in the world. It has the largest whey protein processing plant, the by-product of which is raw material for making D-tagatose. MD Foods is widely regarded as a manufacturer of high quality products and has the capability for worldwide distribution.

    The up-front payment has been made by MD Foods, part in September 1996 and part in January 1997. The payment totaled $2.5 million, $1 million of which is a non-refundable advance against future royalties. Biospherics will receive running royalties once commercial sales of D-tagatose begin, sometime in 1998 (Biospherics' estimate). The Company estimates further that if sales reach projected levels, the license could be worth in excess of $500 million in pre-tax profits to the Company over the next ten year period. To strengthen their cooperative efforts, the two companies established an advisory committee to plan and review progress in bringing D-tagatose to its various world market sectors. The committee consists of three MD Foods representatives and one Biospherics representative. The committee proposes strategies and actions for MD Foods management's consideration. MD Foods also funds Biospherics for technological support.

                             BIOSPHERICS INCORPORATED
                             ------------------------

    When the first commercial plant, now under design, becomes operational, MD Foods plans for sales to begin in Australia and the Pacific Rim, countries in which D-tagatose already has regulatory acceptance. Subsequently, it expects to compete for a share of the U.S. market for sweeteners, estimated to be worth $1 billion a year. A panel of experts has advised that D-tagatose may qualify for early entry into the U.S. market as a food ingredient that is Generally Recognized as Safe (GRAS).

    The Company believes that D-tagatose will fill a market not currently accessible to other sweetener products. That market initially includes chocolate confections, chewing gum, ice cream, and table top sugar. Later on, market applications will broaden to include baked goods, heat-processed foods, frozen desserts, other dairy products, cereals, and other products in which the full bulk of sugar is required. Biospherics believes that chocolate candies and chewing gum are excellent introductory uses for its nonfattening sugar because each constitutes a large market and each uses sugar as a major ingredient. Manufacturers have long sought a low-calorie substitute for table sugar in chocolate candy, which, partly because of its high sugar content, suffers from a high-calorie profile. While gum manufacturers have used alternative sweeteners to reduce caloric content, none has succeeded in emulating the flavor of table sugar. Also, unlike table sugar, D-tagatose has been shown to cause virtually no tooth decay.

    D-Tagatose as an Anti-hyperglycemic Agent The Company has received additional key patents for the use of D-tagatose as an anti-hyperglycemic agent
(1994) and also as a treatment for diabetes (1995). D-Tagatose has been studied clinically as an anti-hyperglycemic agent by Dr. Thomas Donner, Assistant Professor, and Dr. John Wilber, Professor and Head of Endocrinology, at the University of Maryland School of Medicine. Phase One of this study was completed last year and results were reported for the first time at the national meeting of the American Diabetes Association in June 1996.

    The study demonstrated that: 1) acute administration of D-tagatose alone leads to no changes in serum insulin or plasma glucose in normal subjects or non-insulin-dependent-diabetic subjects (NIDDM or type II diabetics); 2) oral D-tagatose blunts the rise in plasma glucose and serum insulin seen after oral glucose in normals and NIDDM; 3) daily administration of D-tagatose for four weeks in NIDDM leads to a significant decline in glycohemoglobin, the most sensitive indicator of diabetes' disease consequences; and 4) no adverse metabolic effects were seen in normal subjects or NIDDM with chronic D-tagatose use. The investigators are presently preparing a manuscript for publication.

    Drs. Donner and Wilber are currently conducting the Second Phase of the clinical study to: 1) investigate whether D-tagatose can exert beneficial effects upon carbohydrate tolerance in type II diabetic subjects over a 12-month period with lower doses, and 2) determine the mechanism of action by which D-tagatose has beneficial effects in diabetic patients.

    The Company is discussing the possibility of licensing the use of D-tagatose as an anti-hyperglycemic agent with a number of pharmaceutical and nutritional products companies, while development efforts proceed.

    Safe-for-Humans Pesticides The increasing national and worldwide concern over pesticide hazards in foods and the general environment ensures a major market for an economical and effective product that poses no human threat. In November 1992, the Company received a U.S. patent for its safe-for-humans pesticide, including one of the products currently under development, which is called WingDinger-TM-. WingDinger-TM- has been tested under field conditions and in simulated field conditions in cooperation with the U.S. Department of Agriculture. Under conditions in which the insects' access to accidental water and food was controlled, housefly populations were controlled in a matter of several days. The U.S. Environmental Protection Agency (EPA) has reviewed the Company's application for approval of this novel pesticide and has found the safety data acceptable but requested a faster kill rate. The EPA feels that the kill rate for this obviously safe compound should be faster because the target insect, the common housefly, is a disease vector. Development efforts continue to design a product that will allow faster kill rates of common flies while examining non-disease vector pests for efficacy.

                             BIOSPHERICS INCORPORATED
                             ------------------------

    As a result of the research work with WingDinger-TM-, another group of compounds, derived from carbohydrates, has been identified as being both effective and economical pesticides. A U.S. patent for the use of this group of compounds as safe-for-humans pesticides is pending. The name chosen for the lead compound is FlyCracker-TM-. Under certain conditions, FlyCracker-TM-has been found to be effective in the control of common flies in agricultural environments. As with WingDinger-TM-, this compound is safe for humans. In fact, the EPA has recently deregulated its use under FIFRA, the law that regulates the use of pesticides in the U.S. More development work is required in order to make this component a commercial insecticide.

    Nutraceuticals Over the past decade, Biospherics has developed a considerable technology for the production and utilization of simple carbohydrates. BioTech is investigating ways in which the Company's technology can be applied to this new, rapidly growing market. These simple carbohydrates should have a number of applications in general because of their observed health benefits, apparently low levels of toxicity, reduced costs of production, and slower rates of metabolism versus the more common sugars like glucose and fructose.

    L-Sugars Earlier in its low-calorie sweetener research, the Company had obtained patents in the U.S. and abroad for the use of a broad group of L-hexose sugars for sweetening and bulking foods, beverages, and drugs. L-Sugars, by virtue of their molecular structures, contribute little or no caloric value to foods. Research also demonstrates that common bacteria cannot effectively utilize L-sugars, indicating reduced tooth decay. Additionally, foods substituted with L-sugars resist bacterial spoilage better and have longer shelf lives. To date, no economic means for production exists. The Company, however, plans to develop such for some of the L-sugars. For now, Biospherics' research efforts and investment are largely devoted to development of D-tagatose because of the near term favorable prospects for this product.

ENVIRONMENTAL AND LABORATORY SERVICES DIVISION

    On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD because of a general decline in the environmental business and continuing lack of profitability. On February 29, 1996, the Company entered into an agreement to sell substantially all assets of ELSD except for certain receivables retained by the Company relating to completed contracts. The purchase price equaled the book value of substantially all ELSD Beltsville branch assets, less certain liabilities, plus $113,000 of goodwill. The aggregate net proceeds received for the sale and liquidation of remaining assets was $433,000. Management believes that the sale will permit better focus on the major businesses of the Company, ISD and BioTech.

INDUSTRY SEGMENTS

    See Note 10 to Registrant's financial statements for information concerning the industry segments of Registrant, which information is incorporated herein by reference.

COMPETITION

    The Company is in competition with other information firms across the Nation. Many of its competitors are substantially larger than the Company in assets, gross sales, working capital, operations facilities, and number of personnel. While acknowledging strong competition from other information firms, Biospherics has developed a specialized niche by concentrating on high quality, personalized service combined with state-of-the-art computerization for efficiency and cost-effectiveness. ISD has established a reputation for rapidly starting up projects to meet its clients' critical needs, while not compromising high quality and reasonable pricing. The Company continues to develop computer software products to maintain its competitive advantage in the future.

    Over the past several years, various sugar alcohols have been used in food products as bulk sweeteners. However, all are caloric, and none has the taste of table sugar. Three high-intensity, low-

                             BIOSPHERICS INCORPORATED
                             ------------------------

calorie sweeteners are on the market in the United States. Aspartame was approved by FDA in 1981; saccharin was on the market before FDA approval was required, and despite FDA's warning that it is a health hazard, Congress has prevented FDA from banning it. Recently, Acesulfame-K was approved by FDA for some limited food uses, but its ability to achieve significant market penetration is not yet known.

    Other low-calorie sweeteners are awaiting FDA approval. These sweeteners, however, are either "high-intensity" and lack the important bulking properties of Sugaree (a proposed brand name for D-tagatose) and Lev-O-Cal or, having bulk, are caloric. The Company believes that no other products approach the table sugar taste or functional properties of Sugaree.

SALES BACKLOG

    Sales backlog for continuing operations at December 31, 1996, and December 31, 1995, were as follows ($000s):

                                                                 DECEMBER 31, 1996                  DECEMBER 31, 1995
                                                         ---------------------------------  ---------------------------------
                                                          CURRENT    LONG-TERM     TOTAL     CURRENT    LONG-TERM     TOTAL
                                                         ---------  -----------  ---------  ---------  -----------  ---------
Information Services...................................  $  12,429   $  16,504   $  28,933  $  10,693   $  21,248   $  31,941
BioTech Programs Unit..................................      1,105       1,232       2,337     --          --          --
                                                         ---------  -----------  ---------  ---------  -----------  ---------
                                                         $  13,534   $  17,736   $  31,270  $  10,693   $  21,248   $  31,941
                                                         ---------  -----------  ---------  ---------  -----------  ---------
                                                         ---------  -----------  ---------  ---------  -----------  ---------

PATENTS AND TRADEMARKS

    The Company has established a strong worldwide patent position for D-tagatose and an economical process for manufacture. The Company's 1988 U.S. patent for the use of D-tagatose as a low-calorie sweetener/bulking agent has subsequently been obtained or filed in many countries. In October 1994, the Company received a patent for the discovery that D-tagatose is effective in reducing hyperglycemia, one of the principal causes of physical and mental aging. In September 1995, it received a patent for the use of D-tagatose in treating diabetes. The Company developed a proprietary method for manufacture of D-tagatose that is protected by two U.S. patents issued in 1991 and 1992.

    In 1981, the Company obtained a patent for the use of certain L-sugars as low-calorie sweeteners/ bulking agents in foods, beverages, and drugs and later obtained patents on methods for the production of L-sugars although none was economical. During 1991, the Company reestablished the claims of its L-sugar patent by obtaining a reissue of the patent in the United States.

    In November 1992, a U.S. patent was awarded to the Company for its safe-for-humans pesticide. The Company has applied for foreign patents for the pesticide.

    With respect to all of its inventions, the Company has received a total of approximately 100 patents, including foreign issues. It has two patents pending and many additional invention disclosures. In addition to its strong patent position, the Company also relies on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

GOVERNMENTAL REGULATION

    The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements. Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws. The Company has not incurred significant expense in complying with such laws and does not anticipate material expense, except for the FDA approval for commercialization of D-tagatose (which is to be borne by MD Foods) and L-sugars. Commercialization of D-tagatose and L-sugars in the United States for use as food additives will require FDA approval. As of this date, Biospherics believes the results of its test program warrant continuing the development efforts to provide a broad family of low-calorie sweeteners.

                             BIOSPHERICS INCORPORATED
                             ------------------------

EMPLOYEES

    In 1996, the Company employed an average of 338 persons on a full- or part-time basis. The Company's employees are not currently unionized, and management believes that its relations with the Company's employees are harmonious.

RESEARCH AND DEVELOPMENT

    BioTech expenditures were $611,000 and $539,000 in 1996 and 1995, respectively. These expenditures were incurred primarily in the ongoing efforts to commercialize D-tagatose with a minor portion to develop safe-for-humans pesticides.

ITEM 2. DESCRIPTION OF PROPERTIES

    The Company leases a 95,000 square foot facility in Beltsville, Maryland, under the terms of a lease that expires on April 30, 1998. The Company currently occupies 43,000 square feet of this facility and has subleased the remaining space for the duration of the Company's lease. Current annual rent is approximately $1,139,000 and is subject to scheduled base rent increases during the lease term. The annual rent is offset by $518,000 from the sublet space.

    The Company currently leases space for its telesupport services in a 14,200 square foot facility in Cumberland, Maryland. The lease is scheduled to expire on December 31, 1998. In September 1996, the Company entered into a lease addendum to increase the total square footage from 12,900 square feet to 14,200 square feet. The annual rent increased from $58,000 to $63,700.

ITEM 3. LEGAL PROCEEDINGS

    In December 1996, the Company instituted suit against Tetra Technologies, Inc. ("Tetra") in the Court of Common Pleas in Allegheny County, Pennsylvania. The suit alleged a breach by Tetra of its obligations to complete minimum royalty payments to the Company as required by a 1991 agreement pursuant to which the Company transferred certain technology rights to Tetra ("the 1991 Agreement"). The complaint demanded damages in the amount of one hundred thousand dollars ($100,000). Tetra has caused the action to be removed to the United States District Court for the Western District of Pennsylvania and has filed a counterclaim alleging various breaches of the 1991 agreement by the Company and demanding damages of approximately nine hundred thousand dollars ($900,000). The Company disputes the allegations contained in the counterclaim and intends to vigorously defend the counterclaim and prosecute its claims against Tetra.

    A claim raised by the IRS, reported in 1995 10-KSB, was settled in 1996. The settlement had an overall positive impact on cash flow of $12,220.

    In November, 1995, the Company received a notice of potential liability from the U.S. Environmental Protection Agency. See Item 6, Liquidity and Capital Resources. The Company does not believe it is exposed to any significant liability.

    The Company is also involved in litigation arising from the normal course of business. In the opinion of management, based on advice of legal counsel, this litigation will not have any material adverse effect on the financial statements of Biospherics.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                             BIOSPHERICS INCORPORATED
                             ------------------------

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

    Biospherics' common stock is traded on the NASDAQ National Market System. No cash dividends were paid in 1996 or 1995. The Company's loan agreement with its bank does not expressly restrict the payment of dividends; however, no such payments are anticipated in the near future.

    As of March 17, 1997, the number of stockholders of record of Biospherics' common stock was approximately 4,387, based on the number of proxy requests of the Company's transfer agent. The per share market value at the close of each quarter for 1996 and 1995 is listed below. The per share market values for 1995 have been restated to reflect the two-for-one stock split of May 1996.

                       HIGH        LOW
                     ---------  ---------
1st Quarter 1996...      6          4 1/4
2nd Quarter 1996...     10          5
3rd Quarter 1996...      9          5 5/8
4th Quarter 1996...      9          6 1/8

1st Quarter 1995...      2 7/8      2 1/8
2nd Quarter 1995...      4          2 1/4
3rd Quarter 1995...     13 1/2      3 1/4
4th Quarter 1995...      6 7/8      3 15/16

    Throughout 1996, the Company issued an aggregate of shares of its common stock as a result of exercised of stock options issued under the Company's non-qualified stock option plan. In 1996, the Company filed a Form S-8 Registration Statement to register the shares issued pursuant to this plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Results of Operations 1996 Compared with 1995

    The Company earned a net income of $69,000 for the year ended December 31, 1996, compared to $394,000 for 1995. The primary reasons for this decrease are the effect of plant, property and equipment retired in 1996, along with the Company's decision to write off expenses incurred during negotiations with MD Foods.

    BioTech operating income increased $758,000, resulting from the licensing agreement with MD Foods Ingredients amba of Denmark. On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener. The Company received a non-refundable $750,000 initial partial payment on signing. Net of costs incurred to secure the agreement, the impact of MD Foods on Research and Development operating income was $700,000 for the year 1996. The remaining $58,000 increase in operating income was primarily because of consulting revenue associated with efforts on commercialization of D-tagatose, plus lower level of direct labor and other direct costs associated with other research and development.

                             BIOSPHERICS INCORPORATED
                             ------------------------

    The Company also received an additional payment under the agreement of $1,750,000 on January 6, 1997. The $1,750,000 consists of a second $750,000 initial non-refundable payment and $1,000,000 non-refundable advance against future royalties, recoverable at 50% of such annual royalties. Full running royalties will be paid to the Company on net sales, which the Company believes will begin in 1998. The Company expects sales will escalate rapidly to become a major source of revenue. Under the terms of the agreement, MD Foods Ingredients has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European countries, and costs of production and sales. In addition, MD Foods will support Biospherics' efforts in helping to commercialize D-tagatose to the extent of approximately $250,000 per year for 1996/1997 and 1997/1998.

    ISD operating income decreased by $802,000, or 80%, compared to twelve months ending 1995. The primary reasons for such decrease were the lower level of revenue generated, general and administrative costs reallocated, and $238,000 loss associated with the plant and equipment retired in 1996, as discussed below.

    ISD revenues were $12,980,000, which reflects a decrease of 5.3% or $735,000, compared with revenues of $13,715,000 in 1995. This decrease was primarily because of the expiration of a major commercial contract in October 1995. The loss from the commercial business was offset by increase of revenue generated from the government sector. The government segment expanded its level of revenue by 17% or by $1,020,000 in 1996, compared to 1995. Of the increase, $930,000 is related to a new contract. The remaining increase reflects expansion of existing government business.

    General and administrative expenses ("G&A") have been fully allocated to each segment's operating results. G&A expenses not eliminated after the sale of ELSD have been allocated to ISD and BioTech. As reflected in the accompanying Statements of Operations, G&A increased $116,000 from $2,350,000 in 1995 to $2,466,000 in 1996. This increased cost is primarily a result of the transfer of certain salary, fringe benefit, and other costs to G&A in connection with the sale of ELSD. As a result, G&A expenses of $76,000 and $3,000 in 1996 that would have been absorbed by ELSD, have been allocated to ISD and BioTech, respectively; and G&A expenses of $355,000 and $17,000 in 1995 previously absorbed by ELSD, have been allocated to ISD and BioTech, respectively.

    Other income and expenses decreased $417,000 from income of $330,000 in 1995 to expense of $87,000 in 1996. The decrease resulted from two major causes, one of which was the $335,000 settlement recorded in 1995 from the U.S. Department of Agriculture, Forest Service (the "Forest Service Contract"). On February 22, 1996, the Company settled the claim against the U.S. Department of Agriculture relating to the startup and early operation of the Forest Service Contract. Other factors for the decrease were the $238,000 loss associated with the plant and equipment retired in 1996, offset by the $100,000 royalty income relating to certain technology rights transferred to Tetra Technologies, Inc.

    Interest expense decreased $135,000 from $212,000 in 1995 to $77,000 in 1996. This decrease was primarily because of lower interest expense associated with the line of credit in 1996, compared to higher interest expense associated with the line of credit and the IRS settlement in 1995.

    The Company's backlog as of December 31, 1996, has remained steady at $31,270,000 compared to $31,941,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD because of a continuing lack of profitability and diminishing opportunity for profitable new sales. On February 27, 1996, the Company entered into an agreement to sell substantially all assets of ELSD except for certain receivables retained by the Company relating to completed contracts. The sale closed on February 29, 1996. The purchase price equaled the book value of substantially all ELSD assets, less certain liabilities, plus $113,000 goodwill. The aggregate cash received for the sale and liquidation of

                             BIOSPHERICS INCORPORATED
                             ------------------------

remaining assets was approximately $433,000. Management believes that the sale will permit better focus on the major businesses of the Company, ISD and BioTech.

    On April 25, 1996, the Company entered into a $119,000 Promissory Note that will mature in three years. The Promissory Note will provide financing for start-up equipment costs related to new ISD contract wins. The Promissory Note is collateralized by new equipment purchased and will accrue interest at the rate of 8.81% per annum. The Company is required to make monthly payments of interest and principal.

    On May 31, 1996, the Company entered into a Loan Agreement (the "New Loan Agreement"), which replaced the Company's previous bank line of credit. The New Loan Agreement, which expires on May 31, 1997, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the New Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The New Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios, and excludes a specific limitation on research and development expenditures.

    In November 1995, the Company received a notice of potential liability (the "Notice") from the U.S. EPA regarding a small quantity of hazardous materials shipped in 1988 and 1989 to a site owned and operated by a fully licensed company that was in the business of disposing of such materials. That company has since gone out of business. The EPA is conducting an investigation of the source, extent, and the nature of release or threatened release of hazardous substances at this site. The EPA has spent over $4.5 million in its investigation and restoration activities and that the Company has a potential proportionate liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for such costs. Based upon information in the Notice, the amount of hazardous material shipped to the site by the Company is less than .2% of all such materials found at the site. If the EPA allocates its costs based upon the amount of materials shipped by each company to the site in proportion to the total materials shipped to the site, the Company's share of the costs should be immaterial.

    Cash flow improved significantly as reflected in the accompanying Statements of Cash Flows. Net cash at end of the period was $796,000, a $766,000 improvement over 1995. The improvement was primarily due to the $750,000 received from MD Foods for the signing of the licensing agreement. Other major factors impacting cash flow were the $433,000 net proceeds received from the sale of ELSD, the $220,000 received from issuance of common stock, and $821,000 used for purchases of plant, property and equipment.

    The Company plans to invest in ISD through additional staffing and new equipment purchases in accordance with the decision to expand into the health care demand management market. Also, the Company intends to fund other BioTech development, including the use of D-tagatose as an adjunct for the treatment of diabetes, for which the Company still owns rights.

    No dividends were paid in 1996 and none is anticipated in 1997. While management believes that continuing operations of the business will generate positive cash flow, management is considering additional financing alternatives to support growth of its core businesses until significant royalties from D-tagatose materialize.

    Certain statements made above, which are summarized below, are forward looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

    The Company estimates further that if sales reach projected levels, the license could be worth in excess of $500 million dollars in pre-tax profits to the Company over the next decade. The Company expects sales will escalate rapidly to become a major source of revenue. Performance by MD Foods under the relevant license agreement; success of MD Foods in its anticipated worldwide marketing and distribution efforts; satisfaction by MD Foods of all regulatory requirements, including but not limited to U.S. FDA approvals, necessary to engage in full scale marketing and distribution.

                            BIOSPHERICS INCORPORATED

                                 --------------


ITEM 7. FINANCIAL STATEMENTS

    Financial statements and supplementary data required by this Item 7 follow.

INDEX TO FINANCIAL STATEMENTS

Statements of Operations for each of the two years ended December 31, 1996............          12

Balance Sheet as of December 31, 1996.................................................          13

Statements of Changes in Stockholders' Equity for each of the two years ended
  December 31, 1996...................................................................          14

Statements of Cash Flows for each of the two years ended December 31, 1996............          15

Notes to Financial Statements.........................................................          17

Report of Independent Accountants.....................................................          27

                            BIOSPHERICS INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------

Revenues
    Contract revenues..............................................................  $  13,050,385  $  13,739,514
    Licensing fee revenue..........................................................        750,000             --
                                                                                     -------------  -------------
    Total revenues.................................................................     13,800,385     13,739,514
                                                                                     -------------  -------------
Operating expenses
    Direct contract costs and operating expenses...................................      9,605,805     10,005,559
    General and administrative expenses............................................      2,465,762      2,349,684
    Research and development expenses..............................................        611,139        538,714
    Depreciation and amortization expenses.........................................        738,646        421,263
                                                                                     -------------  -------------
    Total operating expenses.......................................................     13,421,352     13,315,220
                                                                                     -------------  -------------
Income from operations.............................................................        379,033        424,294
Other income (expense)
    Other income (expense).........................................................        (87,256)       329,631
    Interest expense...............................................................        (77,159)      (211,979)
                                                                                     -------------  -------------
Income from continuing operations before income taxes..............................        214,618        541,946
Income tax expense.................................................................        (88,052)      (115,103)
                                                                                     -------------  -------------
Income from continuing operations..................................................        126,566        426,843

Discontinued operations
    Loss from discontinued operations, net of applicable income tax benefit of
      $36,227 and $19,949 in 1996 and 1995, respectively...........................        (57,576)       (32,549)
                                                                                     -------------  -------------
Net income.........................................................................  $      68,990  $     394,294
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net income (loss) per share data:
    Income per share from continuing operations....................................  $        0.01  $        0.05
    Loss per share from discontinued operations....................................       --                (0.01)
                                                                                     -------------  -------------
    Net income per share...........................................................  $        0.01  $        0.04
                                                                                     -------------  -------------
                                                                                     -------------  -------------
    Weighted average common shares and common share equivalents outstanding........      9,760,823      9,463,949
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                      See notes to financial statements.

                            BIOSPHERICS INCORPORATED

                                 BALANCE SHEET

                               DECEMBER 31, 1996

ASSETS
Current assets
    Cash and cash equivalents...................................................  $ 796,113
    Trade accounts receivable, net..............................................  2,016,124
    Costs and estimated earnings in excess of billings on contracts.............    118,923
    Other accounts receivable...................................................    194,290
    Current deferred income taxes...............................................     83,247
    Prepaid expenses and other assets...........................................    566,093
                                                                                  ---------
      Total current assets......................................................  3,774,790

    Property and equipment, net.................................................  1,649,865
    Patents, net................................................................    148,847
    Restricted cash-security deposit............................................     27,408
                                                                                  ---------
      Total assets.............................................................. $5,600,910
                                                                                  ---------
                                                                                  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank line of credit.........................................................  $ 235,000
    Accounts payable and accrued expenses.......................................  1,079,023
    Accrued salaries and benefits...............................................    416,759
    Accrued vacation............................................................    128,902
    Income taxes payable........................................................    102,778
    Deferred rent...............................................................    128,755
    Deferred revenue............................................................    142,889
    Note payable-current........................................................    103,830
                                                                                  ---------
      Total current liabilities.................................................  2,337,936

    Deferred compensation.......................................................     47,844
    Deferred income taxes.......................................................        939
    Deferred rent...............................................................     73,251
    Note payable-long term......................................................    110,716
                                                                                  ---------
      Total liabilities.........................................................  2,570,686
                                                                                  ---------
Commitments and contingencies

Redeemable common stock.........................................................    167,320
                                                                                  ---------
Stockholders' equity
    Common stock, $.005 par value, 18,000,000 shares authorized; 7,957,468 and
      7,914,462 shares, issued and outstanding, respectively, of which 3,219,506
      shares are classified in redeemable common stock..........................     23,690
    Paid-in capital in excess of par value......................................  1,309,799
    Treasury stock, 43,006 shares at cost.......................................   (261,603)
    Retained earnings...........................................................  1,791,018
                                                                                  ---------
      Total stockholders' equity................................................  2,862,904
                                                                                  ---------
      Total liabilities and stockholders' equity................................ $5,600,910
                                                                                  ---------
                                                                                  ---------

                       See notes to financial statements.

                            BIOSPHERICS INCORPORATED

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             PAID-IN
                                                            CAPITAL IN
                                                 COMMON     EXCESS OF     TREASURY      RETAINED    STOCKHOLDERS'
                                                  STOCK        PAR          STOCK       EARNINGS       EQUITY
                                                ---------  ------------  -----------  ------------  ------------

Balance, December 31, 1994....................  $  21,345   $  659,329   $        --  $  1,327,734   $2,008,408

    Exercise of employee stock options........        151      105,141            --            --      105,292

    Acquisition of treasury stock in
      connection with option exercises........         --           --      (160,258)           --     (160,258)

    Issuance of treasury stock in payment of
      expense.................................         --           --         3,990            --        3,990

    Net reclassification for redeemable common
      stock...................................      1,430        8,580            --            --       10,010

    Net income................................         --           --            --       394,294      394,294
                                                ---------  ------------  -----------  ------------  ------------

Balance, December 31, 1995....................     22,926      773,050      (156,268)    1,722,028    2,361,736

    Exercise of employee stock options........        439      333,670            --            --      334,109

    Acquisition of treasury stock in
      connection with option exercises........         --           --      (114,166)           --     (114,166)

    Issuance of treasury stock in payment of
      expense.................................         --           --         8,831            --        8,831

    Net reclassification for redeemable common
      stock...................................        325        1,950            --            --        2,275

    Tax benefit of stock options..............         --      201,129            --            --      201,129

    Net income................................         --           --            --        68,990       68,990
                                                ---------  ------------  -----------  ------------  ------------

Balance, December 31, 1996....................  $  23,690   $1,309,799   $  (261,603) $  1,791,018   $2,862,904
                                                ---------  ------------  -----------  ------------  ------------
                                                ---------  ------------  -----------  ------------  ------------

                       See notes to financial statements.

                            BIOSPHERICS INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                           1996          1995
                                                                                        -----------  -------------
Operating activities
Net income............................................................................  $    68,990  $     394,294
                                                                                        -----------  -------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Gain from sale of discontinued operations.........................................      (29,313)            --
    Depreciation and amortization.....................................................      738,646        467,054
    Loss on sales and retirements of property and equipment...........................      237,639         32,414
    Treasury stock issued in payment of expense.......................................        8,831          3,990
    Deferred income taxes.............................................................     (193,615)       (25,573)
    Provision for uncollectible accounts..............................................       13,930        (11,216)
    Changes in assets and liabilities:
      Trade accounts receivable.......................................................     (427,568)     1,036,801
      Costs and estimated earnings in excess of billings on contracts.................      (69,893)       213,194
      Other receivables...............................................................      368,416       (360,314)
      Prepaid expenses and other assets...............................................     (208,654)       (75,558)
      Accounts payable and accrued expenses...........................................     (154,332)      (303,025)
      Accrued salaries and benefits...................................................       46,392        (53,506)
      Accrued vacation................................................................       (4,871)        (9,504)
      Income taxes payable............................................................       36,768         14,289
      Deferred rent...................................................................       75,431        (44,388)
      Deferred revenue................................................................      (48,572)       191,461
      Deferred compensation adjustment................................................      (62,782)       (38,000)
      Liquidation of discontinued operations assets....................................     278,698             --
                                                                                        -----------  -------------
      Total adjustments...............................................................      605,151      1,038,119
                                                                                        -----------  -------------
    Net cash provided by operating activities.........................................      674,141      1,432,413

Investing activities
  Proceeds from sale of ELSD, net of expenses.........................................      433,216             --
  Sale of property and equipment......................................................        1,131             --
  Purchases of property and equipment.................................................     (820,692)      (468,657)
  Additions to patent costs...........................................................      (65,204)       (18,162)
                                                                                        -----------  -------------
  Net cash used in investing activities...............................................     (451,549)      (486,819)
                                                                                        -----------  -------------
Financing activities
  Net repayments under line of credit.................................................      (86,000)    (1,214,000)
  Net change in book overdraft........................................................      183,852         95,766
  Proceeds from note payable..........................................................      118,878        200,000
  Long term loan......................................................................      (94,142)       (10,190)
  Issuance of common stock............................................................      219,943          4,712
  Tax benefit of stock options exercised..............................................      201,129             --
                                                                                        -----------  -------------
  Net cash provided by (used in) financing activities.................................      543,660       (923,712)
                                                                                        -----------  -------------
Net increase in cash and cash equivalents.............................................      766,252         21,882
Cash and cash equivalents, beginning of period........................................       29,861          7,979
                                                                                        -----------  -------------
Cash and cash equivalents, end of period..............................................  $   796,113  $      29,861
                                                                                        -----------  -------------
                                                                                        -----------  -------------
Supplemental cash flow information:
  Income taxes (refunded) paid........................................................  $   (12,220) $      73,135
  Interest paid.......................................................................      195,158        110,473
  Non-cash redemption of common stock in connection with stock option exercises.......      114,166        160,258

                       See notes to financial statements.

                            BIOSPHERICS INCORPORATED
                         Notes to Financial Statements
                                  -----------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies are summarized below.

REVENUE RECOGNITION

    Revenue is recognized using the following methods depending upon the terms of the contracts: time & materials, fixed price, and cost-plus-fixed-fee. Revenue recognized under time & material contracts is based upon direct labor hours and other direct costs incurred. Revenue for fixed-price contracts is recognized using the percentage-of-completion and unit-of-delivery methods. Revenue for cost-plus-fixed-fee contracts is recognized based on the allowable total costs incurred plus a pro rata share of the fee. Losses, if any, on contracts are recorded during the period when first determined. Included in prepaid expenses and other assets is $161,000 at December 31, 1996, attributable to certain start-up costs, which have been deferred and which will be amortized and recovered over the related period of service provided to the client.

CASH EQUIVALENTS

     The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 1996, the Company had approximately $741,000 in a certificate of deposit, which exceeds FDIC insured limits by $641,000.

RECEIVABLES

     Trade accounts receivable are reflected in the accompanying Balance Sheet net of an allowance for doubtful accounts of $55,000. Three major contracts constitute 55% of the trade accounts receivable, the components of which are 26%, 18% and 12%. No other single contract was greater than 10% of total trade accounts receivable.

     Costs and estimated earnings in excess of billings on contracts represent revenues recognized that are not billable as of December 31, 1996, under the terms of the contracts. There are no significant contract retainages as of December 31, 1996.

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

DEPRECIATION AND AMORTIZATION

     Depreciation is provided on the straight-line basis over the estimated useful lives of the various assets. Leasehold improvements are amortized over the shorter of the periods of the leases or the useful lives of the improvements. Expenditures for maintenance, repairs, and minor renewals are charged to expense as incurred; expenditures for improvements, replacements, and major renewals are added to the property and equipment accounts. Assets retired or otherwise disposed of are removed from the asset accounts, along with the related amounts of accumulated depreciation. Gains or losses from disposals, if any, are included in earnings. In 1996, a $238,000 loss was recorded in connection with the disposal of obsolete property and equipment. The disposal of equipment is consistent with ongoing efforts to improve the Company's competitiveness in the marketplace through development of computer hardware and software technologies.

                            BIOSPHERICS INCORPORATED
                         Notes to Financial Statements
                                  -----------

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

STOCK SPLIT

     The Company effected a two-for-one stock split on May 15, 1996. All references to shares and per share data have been retroactively adjusted to reflect the split.

NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares outstanding during each period and the common stock equivalents. The effect of fully dilutive earnings per share is equivalent to the primary earnings per share and therefore is not presented in the statements of operations.

ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which establishes fair value-based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing equity securities. As such, Statement 123 covers stock-based compensation plans including all arrangements under which employees receive shares of stock. Statement 123 encourages, but does not require, employers to adopt its prescribed fair value-based method of accounting to recognize compensation expense for employee stock compensation plans. Employers must comply with the disclosure requirements set forth in the statement. The Company has adopted only the disclosure standards of Statement 123 in 1996. The Company accounts for its employee stock compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

FAIR VALUE INFORMATION

     The carrying amounts of financial instruments, principally cash, accounts receivable, accounts payable, long-term notes payable, and short-term notes payable reported in the balance sheet approximate their fair value.

                            BIOSPHERICS INCORPORATED
                         Notes to Financial Statements
                                  -----------

2.   DISCONTINUED OPERATIONS

     On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of ELSD because of a continuing lack of profitability and diminishing opportunity for profitable new sales. On February 27, 1996, the Company entered into an agreement to sell substantially all assets of ELSD, except for certain receivables retained by the Company relating to completed contracts. The sale closed on February 29, 1996. The purchase price equaled the book value of substantially all ELSD Beltsville branch assets, less certain liabilities, plus $113,000 of goodwill. The aggregate net proceeds received for the sale and liquidation of remaining assets were $433,000. Management believes that the sale will permit better focus on the major businesses of the Company, ISD and BioTech.

     Net proceeds from sale of discontinued operations, net of expenses as of February 29, 1996:

Trade accounts receivable, net....................................  $ 308,943

Costs and estimated earnings in excess of
  billings on contracts...........................................     45,159

Prepaid expenses and other assets.................................     35,457

Property and equipment, net.......................................     67,424
                                                                    ---------

Total assets......................................................    456,983

Accounts payable and accrued expenses.............................    (24,556)
                                                                    ---------

Net assets of discontinued operations.............................    432,427

Goodwill..........................................................    113,000

Expenses relating to sale of discontinued operations..............    (80,762)

Deferred payment..................................................    (31,449)
                                                                    ---------

Net proceeds from sale of disontinued operations..................  $ 433,216
                                                                    ---------
                                                                    ---------

     Assets are shown at their net realizable values and accounts payable and accrued expenses at their face amounts.

3.   PROPERTY AND EQUIPMENT

     The components of property and equipment as of December 31, 1996 at cost, are as follows:

                                                            AMOUNT         ESTIMATED LIFE
                                                         ------------      ---------------

Office furniture and equipment.......................     $  2,465,207      3 to 10 years
Leasehold improvements...............................          296,436       3 to 7 years
                                                          ------------
                                                             2,761,643
Accumulated depreciation and amortization............       (1,111,778)
                                                          ------------

Property and equipment, net..........................     $  1,649,865
                                                          ------------
                                                          ------------

                            BIOSPHERICS INCORPORATED
                         Notes to Financial Statements
                                  -----------

4.   BANK LINE OF CREDIT

     On May 31, 1996, the Company entered into a Loan Agreement (the "New Loan Agreement") that replaced the Company's previous bank line of credit. The New Loan Agreement, which expires on May 31, 1997, provides for borrowings of up to $2 million, subject to an advance rate as defined in the agreement. Amounts outstanding under the New Loan Agreement accrue interest at the bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The New Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios, and includes a specific limitation on research and development expenditures. The Company was in violation of the cash flow to debt covenant as of December 31, 1996. The violation has been waived by the bank.

      Included in accounts payable are the amounts of $404,396 and $220,926 related to book overdrafts at December 31, 1996 and 1995, respectively.

5.   NOTE PAYABLE

     On April 25, 1996, the Company entered into a $119, 000 Promissory Note that will mature in three years. The Promissory Note will provide financing for start-up equipment costs related to new contract wins. The Promissory Note is collateralized by new equipment purchased and will accrue interest at the rate of 8.81% per annum. The Company is required to make monthly principal payments of $3,302 plus interest. The unpaid balance at December 31, 1996 was $92,065, of which $41,802, $39,626 and $10,637 matures in 1997, 1998 and 1999, respectively.

     On October 12, 1995, the Company entered into a $200,000 Promissory Note that matures on October 12, 1998. The Promissory Note accrues interest at the rate of 8.55% per annum and the Company is required to make monthly payments of interest and principal. The proceeds were used to provide financing for a portion of the Company's property and equipment purchases during 1995. The Promissory Note is collateralized by equipment purchased prior to October 12, 1995. The unpaid principal balance of the note was $122,481 as of December 31, 1996, of which $62,028 matures in 1997 and $60,453 matures in 1998.

6.   INCOME TAXES

     The components of the provision (benefit) for income taxes from operations are as follows:

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                   1996        1995
                                                ----------  -----------
Current
  Federal.....................................  $  209,370  $  114,065
  State.......................................      46,349      26,611
                                                ----------  ----------

Total current provision.......................     255,719     140,676
                                                ----------  ----------

Deferred
  Federal.....................................    (137,278)    (21,207)
  State.......................................     (30,389)     (4,366)
                                                ----------  ----------

Total deferred benefit........................    (167,667)    (25,573)
                                                ----------  ----------

Total income tax expense............... ......  $   88,052  $  115,103
                                                ----------  ----------
                                                ----------  ----------

                            BIOSPHERICS INCORPORATED
                         Notes to Financial Statements
                                  -----------

     The tax effect of significant temporary differences representing deferred tax assets and liabilities as of December 31, 1996, is as follows:

                                                CURRENT    NON-CURRENT
                                              ----------  ------------

Depreciation and amortization..............  $   10,000   $   40,583

Deferred compensation......................      --          (18,477)

Deferred rent..............................     (78,015)      --

Accrued vacation...........................     (29,869)      --

Allowance for doubtful accounts............      --          (21,167)

Other......................................      14,637       --
                                            -----------    ----------

Deferred tax (asset) liability.............  $  (83,247)  $      939
                                            -----------    ----------
                                            -----------    ----------

     Differences between the effective income tax rates and the federal statutory rates for 1996 and 1995 are as follows:

                                                                           1996        1995
                                                                         ---------  ----------

Federal income tax expense at 34%......................................  $  72,971  $  184,262

State income tax expense, net of federal...............................     10,533      12,898

Expenses not deductible for tax purposes...............................      4,548       9,096

Adjustments relating to resolving the IRS audit........................     --         (73,081)

Other, primarily changes in prior year estimates.......................     --         (18,072)
                                                                         ---------  ----------

Income tax expense.....................................................  $  88,052  $  115,103
                                                                         ---------  ----------
                                                                         ---------  ----------

     As a result of routine audits of the Company's Federal income tax returns by the Internal Revenue Service ("IRS"), the IRS had disputed the timing of certain rent expense deductions taken during the 1986 through 1992 tax years. On August 28, 1995, the Company entered into a settlement agreement under which the IRS claims were substantially reduced and all penalties assessed were waived. The settlement agreement was resolved in 1996, resulting in a net refund of $12,220.

7.   COMMITMENTS AND CONTINGENT LIABILITIES

CONTRACT REVENUES

     The financial statements include revenues under U.S. Government contracts that are subject to final Government audit adjustments. The Defense Contracts Audit Agency (DCAA) has completed its audits for all years through 1993. The Company believes that no material adjustments to the financial statements will arise from the unaudited years.

                            BIOSPHERICS INCORPORATED
                         Notes to Financial Statements
                                  -----------

LEASE COMMITMENTS

     The Company leases a 95,000 square foot of facility in Beltsville, Maryland, under the terms of a lease that expires on April 30, 1998. The Company currently occupies 43,000 square feet of this facility and has subleased the remaining space. Total incurred expenses were $1,469,197 in 1996 and $1,471,485 in 1995 under operating leases. It is obligated for future minimum rental payments under leases for office space and telecommunications equipment as follows:

          Years Ended December 31,
          ------------------------------
          1997                           $  1,462,934
          1998                                660,898
          1999                                222,978
          2000                                186,307
          2001                                174,083
          Thereafter                           43,521
                                         ------------
                                         $  2,750,721
                                         ------------
                                         ------------

     The Company recorded rental income of $518,337 in 1996 and $426,166 in 1995, under sublease agreements, which is offset against rent expense in the accompanying financial statements. Future minimum receipts under sublease agreements are as follows:

          Years Ended December 31,
          ---------------------------
          1997                            $  514,971
          1998                                80,296
                                          ----------
                                          $  595,267
                                          ----------
                                          ----------


RELATED PARTY TRANSACTIONS

     Stock Redemption Agreements
     ---------------------------

     In August 1978, the Company, with stockholders' approval, entered into agreements, which were restated on January 15, 1996, with two officer-stockholders who beneficially own 39.7% of the outstanding common stock. Under the agreement, upon their deaths, the Company may be required to redeem from their estates the number of shares of the Company's stock necessary to pay estate taxes and administrative expenses of the estate, if any, up to $5,000,000. Shares would be redeemed at the then-current market price. The Company is the beneficiary to an insurance policy on the lives of the two officer-stockholders, which the Company maintains to provide benefits of $5,000,000 for this agreement.

     Deferred Compensation and Consulting Agreements
     -----------------------------------------------

     The Company has entered into agreements with two officer-stockholders, who beneficially own 39.7% of the outstanding common stock, whereby the officer-stockholders agreed to serve as full-time employees of the Company until their respective retirements. Under the agreements, upon retirement, the officer-stockholders will receive deferred compensation equal to 70% of their average annual total compensation less the assumed returns from investment of

                            BIOSPHERICS INCORPORATED
                         Notes to Financial Statements
                                  -----------

their funded pension plans and their social security payments. The deferred compensation plan is unfunded. During 1996 and 1995, the deferred compensation liability was reduced by $62,782 and $38,000, respectively, as determined by actuarial calculation. Upon completion of their employment, the officer-stockholders also agreed to serve as consultants to the Company on a minimum part-time, plus as-needed basis, at a specified daily rate.

OTHER

     On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener. The Company received a non-refundable $750,000 initial partial payment on signing. This $750,000 is classified as a licensing fee operating revenue in the financial statements. The Company received an additional payment of $1,750,000 on January 6, 1997, subsequent to the successful completion of MD Foods' due diligence. The $750,000 of $1,750,000 received on January 6, 1997, completes the initial non-refundable payment, and will be recognized as revenue in the first quarter of 1997. The remaining $1 million of the $1.75 million was paid as a non-refundable advance against future royalties, recoverable and to be recognized as revenue, at the rate of 50% of such annual royalties. Full running royalties will be paid to the Company on sales, which the Company believes will begin overseas in 1998 when the first full-scale production plant for D-tagatose is called for in the licensing agreement. The Company expects sales will escalate rapidly to become a major source of revenue. Under the terms of the agreement, MD Foods Ingredients has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European Countries and costs of production and sales. In addition, MD Foods will support Biospherics' efforts toward commercializing D-tagatose to the extent of approximately $250,000 per year for 1996/1997 and 1997/1998.

     In November 1995, the Company received a notice of potential liability (the "Notice") from the U.S. EPA regarding a small quantity of hazardous materials shipped in 1988 and 1989 to a site owned and operated by a fully licensed company that was in the business of disposing of such materials. That company has since gone out of business. The EPA is conducting an investigation of the source, extent, and the nature of release or threatened release of hazardous substances at this site. The EPA has spent over $4.5 million in its investigation and restoration activities and the Company has a potential proportionate liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for such costs. Based upon information in the Notice, the amount of hazardous material shipped to the site by the Company is less than .2% of all such materials found at the site. If the EPA allocates its costs based upon the amount of materials shipped by each company to the site in proportion to the total materials shipped to the site, the Company's share of the costs should be immaterial.

     In December 1996, the Company instituted suit against Tetra Technologies, Inc. ("Tetra") in the Court of Common Pleas in Allegheny County, Pennsylvania. The suit alleged a breach by Tetra of its obligations to make minimum royalty payments to the Company as required by a 1991 agreement to which the Company transferred certain technology rights to Tetra ("the 1991 Agreement"). The complaint demanded damages in the amount of approximately one hundred thousand dollars ($100,000). Tetra has filed a counterclaim alleging various breaches of the 1991 agreement by the Company and demanding damages of approximately nine hundred thousand dollars ($900,000). The Company disputes the allegations contained in the counterclaim and intends to vigorously defend the counterclaim and prosecute its claim against Tetra.

     The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company.

                           Biospherics Incorporated
                        Notes to Financial Statements
                        -----------------------------


8. STOCK OPTION PLAN

    The Company has an Employees' Nonqualified Stock Option Plan (the "Plan"), whereby options may be granted to officers and other key employees to purchase up to 4,400,000 shares of common stock in amounts determined by the Board of Directors at a price not less than 50% of the fair market value of the stock on the date the options are granted, and for a term not to exceed five years and one month from the date of grant. The Board of Directors determines the vesting period of options granted. To date, all options granted, except for those part of an anti-hostile takeover plan explained below, have been at the then-publicly quoted price of the stock. Activity for the two years ending December 31, 1996, is shown below:

                                                                 1996                            1995
                                                               Weighted                        Weighted
                                                               Average                         Average
                                                 1996          Exercise          1995          Exercise
                                                Shares          Price           Shares          Price
                                            --------------     --------     --------------     --------
Outstanding at beginning of year.........        2,927,446        2.269          2,404,400        1.764
    Granted..............................          165,000        6.909            575,000        4.486
    Exercised...........................          (87,574)        3.816            (26,354)       3.636
    Expired..............................         (108,000)       3.882            (25,600)       3.255
                                            --------------                  --------------
Outstanding at end of year...............        2,896,872        2.426          2,927,446        2.269
Exercisable at end of year...............          637,372                         481,946
Available for grant at end of year.......        1,503,128

Price range of options
    Outstanding..........................   $1.43 to $7.25                  $1.43 to $5.25
    Exercised............................   $2.88 to $5.25                  $2.88 to $4.00
    Expired..............................   $2.88 to $5.25                  $2.00 to $4.13
Weighted average fair value of
options granted during the year..........            $3.93                           $2.81

    The following table summarizes information about fixed price stock options outstanding at December 31, 1996:

                              WEIGHTED
                               AVERAGE     WEIGHTED                   WEIGHTED
    RANGE OF     OPTIONS      REMAINING     AVERAGE      OPTIONS       AVERAGE
    EXERCISE   OUTSTANDING   CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
     PRICES    AT 12/31/96      LIFE         PRICE     AT 12/31/96      PRICE
-------------  -----------  -------------  ---------  -------------   ---------
$  3.37-4.00      99,972        1 year       $3.91        99,972        $3.91
   3.25-3.50      26,400       2 years        3.44        21,400         3.43
     2.875       135,500       3 years        2.88       106,000         2.88
   3.31-5.25     480,000       4 years        4.57       342,000         4.81
  7.125-7.25     104,000       5 years        7.19        68,000         7.23
   5.25-7.00      51,000       6 years        6.66            --           --
      1.43     2,000,000          (1)         1.43            --           --
-------------  ----------                               ---------
$  1.43-7.25   2,896,872                                 637,372
-------------  ----------                               ---------
-------------  ----------                               ---------

------------------------

(1) On November 18, 1994, two officer-shareholders were each granted options to purchase 1,000,000 shares of common stock of the Company at $1.4375 per share subject to two conditions. The options will be exercised in the event that both (i) a third party acquires 5% or more of the issued and outstanding common stock of the Company and (ii) the exercise is approved by the Board of Directors of the Company. This plan was put in place not for compensatory purposes but as a means of protecting shareholder value against unsolicited offers deemed inadequate by the Board of Directors and to help ensure fair and equal treatment of all shareholders.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, Because the exercise price of options granted have been at market price, no compensation cost has been recognized. Had compensation costs been determined based on the fair value at the grant dates for awards in 1996 and 1995 under the Plan consistent with the recognition method of FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

                                                              1996        1995
Net earnings applicable to common stock       As reported     $  68,990   $ 394,294)
                                              Pro forma        (217,825)   (204,066
Net earnings (loss) per share                 As reported     $    0.01       $0.04
                                              Pro forma           (0.02)      (0.02)

                           Biospherics Incorporated
                        Notes to Financial Statements
                        -----------------------------

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                    1996       1995
                                                                                  ---------  ---------
Expected life (years)...........................................................          5          5
Interest rate...................................................................       6.26%      5.83%
Volatility......................................................................         75%        75%
Dividend yield..................................................................        0.0%       0.0%

9. EMPLOYEE BENEFIT PLANS

    Effective January 1, 1990, the Company established the Biospherics Incorporated 401(k) Retirement Plan. The plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed 1 year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

    Under provisions of the plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant's contribution or 2 1/2% of the participant's eligible compensation, whichever is less. The Company may, at its own discretion, make additional matching contributions to participants. Company contributions, net of forfeitures, amounted to $51,843 in 1996 and $58,662 in 1995.

                           Biospherics Incorporated
                        Notes to Financial Statements
                        -----------------------------


10. INFORMATION BY BUSINESS SEGMENT

    Financial information by business segment for the two years ended December 31, 1996 is summarized below.

                                                                               YEARS ENDED DECEMBER 31,
                                                                                (DOLLARS IN THOUSANDS)
                                                                               ------------------------
                                                                                  1996       1995
                                                                               ---------  ---------
Revenues                        Information Services Division                  $  12,980  $  13,715
                                BioTech Programs Unit                                820         25
                                                                               ---------  ---------
                                Total revenues                                 $  13,800  $  13,740
                                                                               ---------  ---------
                                                                               ---------  ---------
Operating Profit and            Information Services Division                  $     204  $   1,006
 Income Before                  BioTech Programs Unit                                175       (583)
 Income Taxes                                                                  ---------  ---------
                                Total operating profit                               379        423
                                  Other income (expense)                             (87)       330
                                  Interest expense                                   (77)      (212)
                                                                               ---------  ---------
                                Income (loss) from continuing operations
                                  before income taxes                          $     215  $     541
                                                                               ---------  ---------
                                                                               ---------  ---------
Identifiable assets             Information Services Division                  $   3,291  $   3,168
                                BioTech Programs Unit                              1,152        174
                                General corporate assets                           1,158      1,181
                                Discontinued operations                               --        711
                                                                               ---------  ---------
                                Total assets                                   $   5,601  $   5,234
                                                                               ---------  ---------
                                                                               ---------  ---------
Capital Expenditures            Information Services Division                  $     521  $     382
                                BioTech Programs Unit                                 15         17
                                General corporate assets                             285         67
                                Discontinued operations                               --          3
                                                                               ---------  ---------
                                Total assets                                   $     821  $     469
                                                                               ---------  ---------
                                                                               ---------  ---------

Depreciation and Amortization   Information Services Division                  $     554  $     292
                                BioTech Programs Unit                                 31         27
                                General corporate assets                             153         56
                                Discontinued operations                               --         46
                                                                               ---------  ---------
                                Total depreciation and amortization            $     738  $     421
                                                                               ---------  ---------
                                                                               ---------  ---------

    The Information Services Division ("ISD") provides computerized medical data collection and clinical trial management, report and publication writing and editing, development of programmatic concepts in public health information and education, database management, and computer-assisted health resource information. During 1996, government and commercial business accounted for approximately 57% and 43%, respectively, of ISD's business compared with 46% and 54%, respectively, in 1995. During 1996, the Company recognized revenue from two of its customers, Parke-Davis and Federal Information Center (FIC), representing 20% and 18%, respectively, of the total Company revenues. During 1995, the Company recognized 23% and 16% of its total revenues from Parke-Davis and FIC, respectively.

    The BioTech Programs Unit has invented and patented for the Company the use of D-tagatose and L-sugars as low-calorie sweeteners and has invented and patented safe-for-humans pesticides. The Company also has filed for patents on other inventions. The Company has recently signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener (see Note 7).

    Operating profit consists of revenue less operating expenses. In computing operating profit, interest expense, and income taxes were not deducted. As a result of the sale of ELSD, G&A expenses of $76,000 and $3,000 in 1996 that would have

                           Biospherics Incorporated
                        Notes to Financial Statements
                        -----------------------------


10. INFORMATION BY BUSINESS SEGMENT (CONTINUED) been absorbed by ELSD, have been allocated to ISD and BioTech, respectively; and G&A expenses of $355,000 and $17,000 in 1995 previously absorbed by ELSD, have been allocated to ISD and BioTech, respectively.

    Identifiable assets by business segment are those assets used in the Company's operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs. Corporate assets are principally cash and certain other assets not related to a particular segment's operations.

11. SUBSEQUENT EVENT

    On February 18, 1997, the Board of Directors approved a plan to convert the Company's Information Services Division (ISD) into a wholly-owned subsidiary. The plan will be proposed to shareholders at the Company's May 15, 1997, Annual Meeting. The new company will continue all of the current ISD business and will feature an expansion of its healthcare business into demand management. The subsidiary will evaluate methods of increasing its capitalization, including a possible IPO in order to accelerate growth. Under the reorganization, ISD, which to date has funded all of the Company's nonfattening sugar (D-tagatose) development costs, will be free to concentrate on opportunities in its primary field, the healthcare market. With the recent worldwide licensing of D-tagatose to MD Foods Ingredients of Denmark, the Company has received funds that, together with anticipated continuing royalties, will allow it to continue to develop other proprietary products.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Biospherics Incorporated

    We have audited the financial statements of Biospherics Incorporated listed in Item 7 of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biospherics Incorporated as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                               COOPERS & LYBRAND L.L.P.



Baltimore, Maryland
March 7, 1997

                           Biospherics Incorporated
                        -----------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL
  DISCLOSURE

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Item 9 is hereby incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 10. EXECUTIVE COMPENSATION

     Item 10 is hereby incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 11 is hereby incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 12 is hereby incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    1. EXHIBITS

      3.0  Articles of Incorporation and Bylaws of the Company (incorporated by reference to the
           Company's Annual Proxy Statement of May 15, 1992, as filed with the Commission)
     10.1  Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
     10.2  Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed
           March 31, 1993)
     10.3  Consulting Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
     10.4  Consulting Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)

                           Biospherics Incorporated
                        -----------------------------


     10.5  Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed
           March 31, 1996)
     10.6  Restated Stock Redemption Agreement dated as of January 15, 1996, by and between
           Gilbert V. Levin, M. Karen Levin, and the Company (incorporated by reference to Form 10-KSB filed March 3, 1996)
     10.7  Asset Purchase Agreement dated February 27, 1996, by and between the Company and
           ManTech Environmental Corporation (incorporated by reference to
           Form 10-KSB filed March 31, 1996)
     10.8  Agreement and license between the Company and MD Foods Ingredients Ambra
     11.0  Schedule showing computations of average number of common shares outstanding, as used in the calculations of per share earnings for each of the two years ended December 31,
           1996.
     23.1  Consent of Coopers & Lybrand L.L.P.
     27.0  Financial Data Schedule (included only with electronic filing)

    2. Reports on Form 8-K

    No reports on Form 8-K were required to be filed for the fourth quarter of the year ended December 31, 1996.

                           Biospherics Incorporated
                        -----------------------------


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Biospherics Incorporated

Date: March 24, 1997             By: /s/ Richard C. Levin
                                     -------------------------------------
                                     Richard C. Levin
                                     Vice President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                 TITLE
------------------------------  -------------------

/s/ Gilbert V. Levin           Chairman of the                 March 24, 1997
----------------------------   Board, President
Gilbert V. Levin               and Treasurer


/s/ M. Karen Levin             Director, Vice President        March 24, 1997
----------------------------   for Communications,
M. Karen Levin                 Secretary


/s/ Lee R. Zehner
----------------------------  Vice President for Science       March 24, 1997
                              Services
Lee R. Zehner

/s/ Lionel V. Baldwin         Director                         March 24, 1997
----------------------------
Lionel V. Baldwin

/s/ David A. Blake            Director                         March 24, 1997
----------------------------
David A. Blake

/s/ A. Bruce Cleveland        Director                         March 24, 1997
----------------------------
A. Bruce Cleveland

/s/ George S. Jenkins         Director                         March 24, 1997
----------------------------
George S. Jenkins

/s/ Anne S. MacLeod           Director                         March 24, 1997
----------------------------
Anne S. MacLeod

/s/ Rita R. Colwell           Director                         March 24, 1997
----------------------------
Rita R. Colwell