Form 10QSB
period 1997-03-31
BIOSPHERICS INC
filed 1997-05-14
CIK 12239

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from _____________ to _____________

                  Commission file number 0-5576

                           BIOSPHERICS(R) INCORPORATED
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Delaware                              52-0849320
     -------------------------------        -------------------------------
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

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      The number of outstanding shares of the registrant's Common Stock on April 23, 1997, was 7,995,218.

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

--------------------------------------------------------------------------------

                            Biospherics Incorporated

                                   ----------

                                   Form 10-QSB

                                      Index

                                                                        Page No.
                                                                        --------

Face Sheet...............................................................   1

Index....................................................................   2

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Statements of Operations for the three months
           ended March 31, 1997 and 1996 (unaudited).....................   3

           Balance Sheet at March 31, 1997 (unaudited)...................   4

           Statements of Cash Flows for the three months
           ended March 31, 1997 and 1996 (unaudited).....................   5

           Notes to the Financial Statements (unaudited).................   6

Item 2.    Management's Discussion and Analysis or Plan of Operation.....   7

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................   9

Signature  ..............................................................  10

                            Biospherics Incorporated

                                   ----------

Part I - Financial Information

Item 1. Financial Statements

                            Statements of Operations
                                   (unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  1997          1996
                                                              -----------   -----------
Revenues
       Contract revenues                                      $ 3,515,645   $ 2,937,621
       Licensing fee revenue                                      750,000          --
       Other                                                        4,129         3,808
                                                              -----------   -----------

       Total revenues                                           4,269,774     2,941,429
                                                              ===========   ===========

Operating expenses
       Direct contract costs and operating                      2,679,093     2,141,514
       General and administrative                                 677,240       616,714
       Research and development                                    93,892       112,467
       Depreciation and amortization                              184,312       111,159
                                                              -----------   -----------

       Total operating expenses                                 3,634,537     2,981,854
                                                              -----------   -----------

Income (loss) from operations                                     635,237       (40,425)
                                                              -----------   -----------

Other income (expense)
       Interest, net                                                2,218       (22,752)
       Other, net                                                     200          (619)
                                                              -----------   -----------

Income (loss) from continuing operations                          637,655       (63,796)
Income tax (expense) benefit                                     (223,179)       24,243
                                                              -----------   -----------

Net income (loss) before discontinued operations                  414,476       (39,553)

Loss from discontinued operations, net of
       applicable income tax benefit of $19,294 in 1996              --         (31,478)
                                                              -----------   -----------

Net income (loss)                                             $   414,476   $   (71,031)
                                                              ===========   ===========

Net income (loss) per share data:
       Income (loss) per share from continuing operations     $      0.04   $     (0.01)
       Income (loss) per share from discontinuing operations         0.00          0.00
                                                              -----------   -----------
       Net income (loss) per share                            $      0.04   $     (0.01)
                                                              ===========   ===========

                       See notes to financial statements.

                            Biospherics Incorporated

                                   ----------

                                  Balance Sheet
                                 March 31, 1997
                                   (unaudited)

ASSETS

Current assets
      Cash and cash equivalents                                     $ 2,710,634
      Trade accounts receivable, net                                  2,606,876
      Costs and estimated earnings in excess
              of billings on contracts                                  210,401
      Other accounts receivable                                         165,696
      Current deferred income taxes                                      83,247
      Prepaid expenses and other assets                                 392,987
                                                                    -----------
                    Total current assets                              6,169,841

      Property and equipment, net                                     1,564,046
      Patents, net                                                      146,999
      Restricted cash-security deposit                                   27,408
                                                                    -----------
                 Total assets                                       $ 7,908,294
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Bank line of credit                                           $   510,000
      Accounts payable and accrued expenses                           1,227,623
      Accrued salaries and benefits                                     478,536
      Accrued vacation                                                  154,533
      Income taxes payable                                              283,457
      Deferred rent                                                     105,943
      Deferred revenue                                                1,290,990
      Note payable, current                                             108,729
                                                                    -----------
                    Total current liabilities                         4,159,811

Deferred compensation                                                    47,844
Deferred income taxes                                                       939
Deferred rent                                                            63,217
Note payable, long term                                                  79,495
                                                                    -----------
                     Total liabilities                                4,351,306

Redeemable common stock                                                 167,320

Stockholders' equity
      Common stock, $.005 par value, 18,000,000 shares authorized,       23,846
           7,988,618 shares outstanding
      Paid-in capital in excess of par value                          1,421,931
      Treasury stock, 43,006 shares at cost                            (261,603)
      Retained earnings                                               2,205,494
                                                                    -----------
                 Total stockholders' equity                           3,389,668
                                                                    -----------
                 Total liabilities and stockholders' equity         $ 7,908,294
                                                                    ===========

                       See notes to financial statements.

                            Biospherics Incorporated

                                   ----------

                            Statements of Cash Flows
                                   (unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                              1997        1996
                                                                          -----------   ---------
Operating activities
Net income (loss)                                                         $   414,476   $ (71,031)
Adjustment to reconcile net income to net cash
  provided by operating activities:
     Gain from sale of discontinued operations                                   --       (31,482)
     Write down of other assets                                               120,716        --
     Depreciation and amortization                                            184,312     114,250
     Loss on sales and retirements of property and equipment                     --           576
     Provision for uncollectible accounts                                       5,067      41,024
     Deferred income taxes                                                       --       (77,721)
     Changes in assets and liabilities:                                          --
         Trade accounts receivable                                           (595,818)   (361,985)
         Costs and estimated earnings in excess of billings on contracts      (91,478)   (135,239)
         Other receivables                                                     28,594     426,703
         Prepaid expenses and other assets                                     12,152    (180,840)
         Accounts payable and accrued expenses                                 81,868      58,334
         Accrued salaries and benefits                                         61,777      91,057
         Accrued vacation                                                      25,631       6,570
         Income taxes payable                                                 180,679     (66,010)
         Deferred rent                                                        (32,847)    (11,085)
         Deferred revenue                                                   1,148,102        --
     Liquidation of discontinued operations assets                               --       180,386

                                                                          -----------   ---------
Net cash provided by (used in) operating activities                         1,543,231     (16,493)
                                                                          -----------   ---------

Investing activities
     Proceeds from sale of ELSD, net of expenses                                 --       432,295
     Sale of property and equipment                                              --         1,000
     Purchases of property and equipment                                      (54,961)   (145,120)
     Additions to patent costs                                                 (1,446)    (27,937)
                                                                          -----------   ---------

Net cash (used in) provided by investing activities                           (56,407)    260,238
                                                                          -----------   ---------

Financing activities
     Net borrowings (repayments) under line of credit                         275,000     (11,000)
     Net change in book overdraft                                              66,730    (162,218)
     Payments on long term loan                                               (26,321)    (15,013)
     Exercise of employee stock options                                       112,288       7,188
                                                                          -----------   ---------

Net cash provided by (used in) financing activities                           427,697    (181,043)
                                                                          -----------   ---------

Net increase in cash and cash equivalents                                   1,914,521      62,702
Cash and cash equivalents, beginning of period                                796,113      29,861
                                                                          -----------   ---------
Cash and cash equivalents, end of period                                   $2,710,631   $  92,563
                                                                           ==========   =========


                       See notes to financial statements.

                            Biospherics Incorporated

                                   ----------

                          Notes to Financial Statements
                                   (unaudited)

1.     Basis of Presentation

       The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, all material adjustments considered necessary for a fair presentation of the results of interim periods have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.     Net Income (Loss) Per Share

       Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. In the first quarter of 1997, outstanding common stock equivalents consisted of stock options. The effect of fully dilutive earnings per share is equivalent to the primary earnings per share and therefore is not presented in the statements of operations. Because of the net loss in the first quarter of 1996, outstanding common stock equivalents were not included in the calculation of earnings per share.

3.     Establish Information Services Division ("ISD") as a Wholly Owned
       Subsidiary

       On February 18, 1997, the Board of Directors approved a plan to convert the Information Services Division (ISD) into a wholly-owned subsidiary. The plan will be proposed to Shareholders at the Company's May 15, 1997, Annual Meeting. The new company will continue all of the current ISD business and will feature an expansion of its healthcare business into demand management. The subsidiary will evaluate methods of increasing its capitalization, including a possible IPO, in order to accelerate growth. Under the reorganization, ISD, which to date has funded all of the Company's nonfattening sugar (D-tagatose) development costs, will be free to concentrate on opportunities in its primary field, the healthcare market. With the recent worldwide licensing of D-tagatose to MD Foods Ingredients of Denmark, the Company has received funds that, together with anticipated continuing royalties, will allow it to continue to develop other proprietary products.

4.     New accounting pronouncement

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128), which is effective for years ending after December 15, 1997. FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15. FAS 128 revises the disclosure requirements and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. If the new pronouncement were applied, the basic earnings per share would have been $.005 and the diluted earnings per share would have been $.004 for the three months ended March 31, 1997.

                            Biospherics Incorporated

                                   ----------

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

       Certain oral and written statements of management of the Company included in the Form 10-QSB may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

       The Company realized net income of $414,000 for the first quarter of 1997, compared with net loss of $71,000 during the first quarter of 1996. Revenues increased 45% to $4,270,000 in the first quarter of 1997 compared to $2,941,000 the first quarter of 1996. The increase in revenue was primarily related to a $750,000 payment received from MD Foods Ingredients amba of Denmark
(MDF) upon successful completion of their due diligence and an increase in operating revenue from current contracts of $578,000. As reflected in the chart below, the increase in operating profit was a direct result of the payment from MDF, offset by one-time costs associated with establishing the Information Services Division as a wholly-owned subsidiary. Details are fully described below:

                                                  Three Months Ended March 31,
Information Services                                 1997               1996
------------------------------------------       -----------        -----------
Revenues                                         $ 3,480,000        $ 2,938,000
Operating expenses                                 3,535,000          2,853,000
                                                 -----------        -----------
     Operating (loss) profit                     $   (55,000)       $    85,000
                                                 -----------        -----------

BioTech Programs
------------------------------------------
Revenues                                         $   790,000        $     4,000
Operating expenses                                   100,000            129,000
                                                 -----------        -----------
     Operating profit (loss)                     $   690,000        $  (125,000)
                                                 -----------        -----------

       Information services revenues were $3,480,000, which reflects an increase of 18% or $542,000, compared with revenues of $2,938,000 during the first quarter of 1996. The increase in revenues is directly related to current contracts. Operating profit decreased by $140,000 from the first quarter of 1996. The decrease in profitability was primarily a result of $85,000 in one-time costs associated with establishing the Information Services Division as a wholly-owned subsidiary, and of $120,000 in software development costs associated with a major commercial contract.

       BioTech operating profit increased by $815,000, resulting from the licensing agreement with MD Foods Ingredients amba of Denmark. On January 6, 1997, the Company received an additional payment under the agreement of $1,750,000, of which $750,000 represented the remaining portion of the initial non-refundable payment and $1,000,000 was a non -refundable advance against future royalties, recoverable at 50% of such annual royalties. In addition, MD Foods supports Biospherics' efforts in helping to commercialize D-tagatose to the extent of approximately $250,000 per year for 1996/1997 and 1997/1998. The decrease in operating expenses was primarily related to efforts completed in 1996 for the start up of a pilot plant to produce D-tagatose. The pilot plant was designed in cooperation with MD Foods to produce samples of the nonfattening sugar for evaluation by food manufacturers and to obtain data for the design of the first commercial plant.

       The Company continues to petition for approval of its safe-for-humans pesticide, WingDingerTM, by the U.S. Environmental Protection Agency (EPA). The EPA has reviewed the Company's application for approval of this novel pesticide and has found the safety data acceptable but requested a faster kill rate. The EPA feels that the kill rate for this obviously safe compound should be faster because the target insect, the common housefly, is a disease vector. Development efforts continued to design a product that will allow faster kill rates of common flies while examining non-disease vector pests for efficacy.

                            Biospherics Incorporated

                                   ----------

       General and administrative costs increased by $61,000 compared to the first quarter 1996. The increase in cost is primarily a result of higher rent and other facility expenses allocated to G&A from the sale of the Environmental and Laboratory Services Division ("ELSD").

Liquidity and Capital Resources

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

       On March 17, 1997, the Company signed a commitment letter to borrow up to $1 million for financing start-up equipment costs related to potential new contracts. The new Promissory Note will be collateralized by new equipment purchases and will accrue interest at a rate of 2 3/4% over corresponding treasury index. The Company will be required to make monthly payments of interest and principal according to the terms of the new Promissory Note.

       Cash flow from operating activities for the first quarter of 1997 reflects a net cash inflow of $1,543,000. The increase primarily resulted from a $1,750,000 payment received for signing the licensing agreement with MD Foods Ingredients amba of Denmark, offset by a decrease in cash associated with an increased accounts receivable balance of $596,000 from three major contracts.

                            Biospherics Incorporated

                                   ----------

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       No reports on Form 8-K were required to be filed for the first quarter of the year ending December 31, 1997.

                                                                     Three Months Ended
Exhibit 11. Computation of Earnings per Share                             March 31,
                                                                  -----------------------
                                                                     1997         1996
                                                                  ----------  -----------
Net earnings                                                      $  414,476  $   (71,031)
                                                                  ----------  -----------

Weighted average shares outstanding                                7,930,956    7,843,374

Dilutive common stock equivalents for primary earnings per share   1,987,204         --
                                                                  ----------  -----------

Weighted average shares and common stock equivalent shares
outstanding or primary earnings per share                          9,918,160    7,843,374

Additional equivalent shares assuming full dilution                     --           --
                                                                  ----------  -----------

Weighted average shares and common equivalent shares for fully
diluted earnings per share                                         9,918,160    7,843,374
                                                                  ----------  -----------

Earnings per share

     Primary                                                      $     0.04  $     (0.01)
                                                                  ----------  -----------

     Fully diluted                                                $     0.04  $     (0.01)
                                                                  ----------  -----------

                            Biospherics Incorporated

                                   ----------

Signatures

       In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Biospherics Incorporated


Date: May 15, 1997                             By: /s/ Richard C. Levin
                                                   -----------------------------
                                                       Richard C. Levin
                                                       Chief Operating Officer