Form 10QSB
period 1997-06-30
BIOSPHERICS INC
filed 1997-08-12
CIK 12239

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark one)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 1997
                                                        -----------------------
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from          to
                                                       ----------   -----------
                         Commission file number 0-5576
                                                -------------------------------

                 BIOSPHERICS -Registered Trademark- INCORPORATED

-------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

       Delaware                                                 52-0849320
-------------------------------                           ---------------------
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
                          (Issuer's telephone number)




    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

    The number of outstanding shares of the registrant's Common Stock on July 30, 1997, was 8,072,590.

    Transitional Small Business Disclosure Format (Check One): Yes   No X
                                                                  ---  ---

-------------------------------------------------------------------------------

                            BIOSPHERICS INCORPORATED

                                  ---------

                                 Form 10-QSB

                                    INDEX


                                                                              PAGE NO.
                                                                            -------------

Face Sheet................................................................       1

Index.....................................................................       2

Part I--Financial Information

Item 1. Financial Statements:

        Statements of Operations for the three and six
        months ended June 30, 1997 and 1996 (unaudited)...................       3

        Balance Sheet as of June 30, 1997 (unaudited).....................       4

        Statements of Cash Flows for the six months
        ended June 30, 1997 and 1996 (unaudited)..........................       5

        Notes to Financial Statements (unaudited).........................       6

Item 2. Management's Discussion and Analysis or Plan of Operation.........       7

Part II--Other Information

Item 4. Submission of Matters to a Vote of Security Holders...............       9

Item 6. Exhibits and Reports on Form 8-K..................................       10

Signature.................................................................       11


                             BIOSPHERICS INCORPORATED

                                 ---------------

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                      Statements of Operations
                                                            (unaudited)

                                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Revenues
   Contract revenues.....................................  $  3,632,423  $  3,788,907  $  7,148,068  $  6,726,528
   Licensing fee revenue.................................       --            --            750,000       --
   Other.................................................       --                117         4,129         3,925
                                                           ------------  ------------  ------------  ------------
   Total revenues........................................     3,632,423     3,789,024     7,902,197     6,730,453
                                                           ------------  ------------  ------------  ------------

Operating expenses
   Direct contract costs and operating costs.............     2,687,648     2,809,657     5,366,741     4,951,171
   General and administrative............................       634,862       617,238     1,312,102     1,233,952
   Research and development..............................       129,404       135,261       223,296       247,728
   Depreciation and amortization.........................       116,777       132,253       301,089       243,412
                                                           ------------  ------------  ------------  ------------

   Total operating expenses..............................     3,568,691     3,694,409     7,203,228     6,676,263
                                                           ------------  ------------  ------------  ------------
Income from operations...................................        63,732        94,615       698,969        54,190
                                                           ------------  ------------  ------------  ------------
Other income (expense)
   Interest, net.........................................        23,271       (16,655)       25,489       (39,407)
   Other, net............................................       --            130,904           200       130,285
                                                           ------------  ------------  ------------  ------------
Net income from continuing operations....................        87,003       208,864       724,658       145,068
Income tax expense.......................................       (30,451)      (79,368)     (253,630)      (55,125)
                                                           ------------  ------------  ------------  ------------
Net income before discontinued operations................        56,552       129,496       471,028        89,943
Loss from discontinued operations, net of applicable
  income tax benefit of $51,295 in 1996..................       --            (52,214)      --            (83,692)
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $     56,552  $     77,282  $    471,028  $      6,251
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income per share data:
   Income per share from continued operations............  $       0.01  $       0.01  $       0.05  $       0.01
   Loss per share from discontinuing operations..........          0.00          0.00          0.00         (0.01)
                                                           ------------  ------------  ------------  ------------
   Net income per share..................................  $       0.01  $       0.01  $       0.05  $       0.00
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                        See notes to financial statements.

                             BIOSPHERICS INCORPORATED

                                ------------------

                                  Balance Sheet
                                  June 30, 1997
                                   (unaudited)


ASSETS
Current assets
   Cash and cash equivalents.................................    $2,814,659
   Trade accounts receivable, net............................     2,060,437
   Costs and estimated earnings in excess of
     billings on contracts...................................       375,136
   Other accounts receivable.................................       171,826
   Current deferred income taxes.............................        83,247
   Prepaid expenses and other assets.........................       374,322
                                                                 ----------
               Total current assets..........................     5,879,627

   Property and equipment, net of accumulated
     depreciation of $1,372,628..............................     1,673,747
   Patents, net of accumulated amortization of $64,656.......       144,784
   Restricted cash, security deposit.........................        27,408
                                                                 ----------
               Total assets..................................    $7,725,566
                                                                 ----------
                                                                 ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank line of credit.......................................    $  290,000
   Accounts payable and accrued expenses.....................     1,081,621
   Accrued salaries and benefits.............................       440,379
   Accrued vacation..........................................       148,903
   Income taxes payable......................................       313,908
   Deferred rent, current....................................       119,283
   Deferred revenue..........................................     1,290,990
   Notes payable, current....................................       110,543
                                                                 ----------
               Total current liabilities.....................     3,795,627

Deferred compensation........................................        49,878
Deferred income taxes........................................           939
Deferred rent, long term.....................................        48,282
Notes payable, long term.....................................        50,974
                                                                 ----------
               Total liabilities.............................     3,945,700

Redeemable common stock......................................       167,320

Stockholders' equity
   Common stock, $.005 par value, 18,000,000 shares authorized;
     8,072,590 shares outstanding............................        24,265
   Paid-in capital in excess of par value....................     1,747,087
   Treasury stock, 69,006 shares at cost.....................      (420,852)
   Retained earnings.........................................     2,262,046
                                                                 ----------
               Total stockholders' equity....................     3,612,546
                                                                 ----------
               Total liabilities and stockholders' equity....    $7,725,566
                                                                 ----------
                                                                 ----------


    See notes to financial statements.

                           BIOSPHERICS INCORPORATED

                              ------------------

                           Statements of Cash Flows
                                 (unaudited)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------
                                                                                              1997           1996
                                                                                           ------------  -----------

Operating activities
Net income...............................................................................  $  471,028  $    6,251
Adjustments to reconcile net income to net cash provided by operating activities:
  Loss (gain) from sale of discontinued operations.......................................      --         (31,477)
  Write down of other assets.............................................................     126,224        --
  Depreciation and amortization..........................................................     301,089     246,503
  Loss on sales and retirements of property and equipment................................      --           1,119
  Provision for uncollectible accounts...................................................      18,000      50,024
  Changes in assets and liabilities:
    Trade accounts receivable............................................................     (62,313)   (814,604)
    Costs and estimated earnings in excess of billings on contracts......................    (256,213)   (113,528)
    Other accounts receivables...........................................................      22,464      97,525
    Prepaid expenses and other assets....................................................     (57,268)   (227,087)
    Accounts payables and accrued expenses...............................................      27,228    (166,899)
    Accrued salaries and benefits........................................................      23,620     167,487
    Accrued vacation.....................................................................      20,001      19,672
    Income taxes payable.................................................................     211,130     (46,458)
    Deferred rent........................................................................     (34,441)    (14,119)
    Deferred revenue.....................................................................   1,148,101     (29,437)
    Deferred comp........................................................................       2,034      --
    Deferred taxes.......................................................................      --         (62,873)
  Liquidation of discontinued operations assets..........................................      --         278,696
                                                                                           ----------  ----------
Net cash provided by (used in) operating activities......................................   1,960,684    (639,205)
                                                                                           ----------  ----------
Investing activities
  Proceeds from sale of ELSD, net of expenses............................................      --         432,260
  Sale of property and equipment.........................................................      --           1,090
  Purchases of property and equipment....................................................    (196,648)   (318,608)
  Additions to patent costs..............................................................      (1,445)    (34,365)
                                                                                           ----------  ----------
Net cash (used in) provided by investing activities......................................    (198,093)     80,377
                                                                                           ----------  ----------
Financing activities
  Net change on line of credit...........................................................      55,000      79,000
  Net change in book overdraft...........................................................     (24,630)    266,007
  Long term loan.........................................................................      --          85,268
  Payment on long term loan..............................................................     (53,029)     --
  Issuance of common stock...............................................................     437,863     306,921
  Issuance of treasury shares............................................................    (159,249)   (105,335)
                                                                                           ----------  ----------
Net cash provided by financing activities................................................     255,955     631,861

Net change in cash.......................................................................   2,018,546      73,033
Cash, beginning of period................................................................     796,113      29,861
                                                                                           ----------  ----------
Cash, end of period......................................................................   2,814,659     102,894
                                                                                           ----------  ----------
                                                                                           ----------  ----------


          See notes to financial statements.

                            BIOSPHERICS INCORPORATED

                               ------------------

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

2. NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. In the first half of 1997 and 1996, outstanding common stock equivalents consisted of stock options. The effect of fully dilutive earnings per share is equivalent to the primary earnings per share and therefore is not presented in the statements of operations.

3. ESTABLISH INFORMATION SERVICES DIVISION ("ISD") AS A WHOLLY OWNED SUBSIDIARY

    On May 15, 1997, at the Annual Meeting, the Shareholders of the Company approved a plan to convert the Information Services Division (ISD) into a wholly-owned subsidiary. The new company will continue all of the current ISD business and will feature an expansion of its healthcare business into demand management. The subsidiary will evaluate methods of increasing its capitalization, including a possible IPO, in order to accelerate growth. Under the reorganization, ISD, which to date has funded all of the Company's nonfattening sugar (D-tagatose) development costs, will be free to concentrate on opportunities in its primary field, the healthcare market. With the recent worldwide licensing of D-tagatose to MD Foods Ingredients of Denmark, the Company has received funds that, together with anticipated continuing royalties, will allow it to continue to develop other proprietary products.

4. NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which is effective for years ending after December 15, 1997. FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15. FAS 128 revises the disclosure requirements and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. If the new pronouncement were applied, the basic earnings per share would have been $.06 and the diluted earnings per share would have been $.05 for the six months ended June 30, 1997.

                          BIOSPHERICS INCORPORATED

                             ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    Certain oral and written statements of management of the Company included in the Form 10-QSB may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

    The Company earned an operating profit of $64,000 for the second quarter of 1997, compared to $95,000 for the same period in 1996. Revenues decreased $157,000 or 4% to $3,632,000 in the second quarter of 1997, from $3,789,000 in the same period of 1996.

                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Information Services
Revenues..............................................................................  $  3,580,000  $  3,789,000
Operating expenses....................................................................     3,430,000     3,558,000
                                                                                        ------------  ------------
  Operating profit....................................................................  $    150,000  $    231,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
BioTech Programs
Revenues..............................................................................  $     52,000  $    --
Operating expenses....................................................................       138,000       136,000
                                                                                        ------------  ------------
  Operating loss.....................................................................   $    (86,000) $   (136,000)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Information Services revenues decreased by $209,000 in the second quarter of 1997 from those of the second quarter of 1996. In comparison, the Information Services operating profit for the second quarter of 1997 decreased by $81,000 from that of the second quarter of 1996. The decrease in operating profit is primarily a result of the expiration of two contracts. In addition, start-up costs were incurred in the development of several new programs, including the nurse triage program, which will provide both clinical and administrative services. ISD has won several contracts, which will start small, but are expected to grow and have a positive impact on the bottom line. ISD is currently in the procurement process on the renewal of several of its government programs as well as a number of new ones.

    BioTech recognized $52,000 in revenue from the performance of several tasks in connection with the D-tagatose agreement with MD Foods Ingredients amba of Denmark. As a result of this revenue, BioTech realized a decrease of $50,000 in operating losses in the second quarter of 1997 from those of the second quarter of 1996.

    The Company continues to petition for approval of its safe-for-humans pesticide, WingDinger-TM-, by the U.S. Environmental Protection Agency (EPA). The EPA found the pesticide to be nontoxic in April 1996; however, the EPA questioned aspects of efficacy. The Company has appealed this finding. EPA approval must be obtained before the product can be marketed. In another subsequent event, the EPA delisted the active ingredient of another one of the Company's pesticides from its list of toxic compounds. State acceptances of the EPA delisting are being sought, as are marketing partners.

    As reflected in the accompanying Statement of Operations, General and Administrative expense increased $18,000, an increase of 3%, in the second quarter of 1997 in comparison to the second quarter of 1996. The increase in cost is primarily a result of higher rent and other facility expenses allocated to G&A from the sale of the Environmental and Laboratory Services Division ("ELSD").

                            BIOSPHERICS INCORPORATED

                              -------------------

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    The Company earned an operating profit of $699,000 for the first half of 1997, compared with earnings of $54,000 during the first half of 1996. Revenues increased by 17% to $7,902,000 in the first half of 1997, compared with $6,730,000 for the first half of 1996.

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Information Services
Revenues..............................................................................  $  7,060,000  $  6,727,000
Operating expenses....................................................................     6,965,000     6,411,000
                                                                                        ------------  ------------
  Operating profit....................................................................  $     95,000  $    316,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
BioTech Programs
Revenues..............................................................................  $    842,000  $      4,000
Operating expenses....................................................................       238,000       266,000
                                                                                        ------------  ------------
  Operating profit (loss).............................................................  $    604,000  $   (262,000)
                                                                                        ------------  ------------
                                                                                        ------------  ------------


    Information Services revenues for the first half of 1997 increased by $333,000 or 5% compared with the first half of 1996. The increase in revenues is primarily a result of increased activity from government contracts. Operating profits decreased by $221,000, primarily as a result of $85,000 in one-time costs associated with establishing the Information Services Division as a wholly-owned subsidiary, and $120,000 in software development costs associated with a major commercial contract.

    BioTech operating profits increased by $866,000, resulting from the licensing agreement with MD Foods Ingredients amba of Denmark. On January 6, 1997, the Company received an additional payment under the agreement of $1,750,000, of which $750,000 represented the remaining portion of the initial non-refundable payment and $1,000,000 was a non-refundable advance against future royalties, recoverable at 50% of such annual royalties. In addition, MD Foods supports Biospherics' efforts in helping to commercialize D-tagatose to the extent of approximately $250,000 per year for 1996/1997 and 1997/1998.

    As reflected in the accompanying Statements of Operations, General and Administrative expense increased by $78,000, an increase of 6%, in the first half of 1997 in comparison to the first half of 1996. The increase in cost is primarily a result of professional fees incurred in relation to the plan to convert ISD into a wholly-owned subsidiary and as a result of rent and other facility expenses allocated to G&A due to the sale of the Environmental and Laboratory Services Division ("ELSD").

                            BIOSPHERICS INCORPORATED

                              -------------------

LIQUIDITY AND CAPITAL RESOURCES

    On March 17, 1997, the Company signed a commitment letter to borrow up to $1 million for financing equipment costs related to potential new contracts. The new Promissory Note will be collateralized by new equipment purchases and will accrue interest at a rate of 2 3/4% over corresponding treasury index. The Company will be required to make monthly payments of interest and principal according to the terms of the new Promissory Note.

    Cash flow from operating activities for the first half of 1997 reflects a net cash inflow of $2,019,000. The increase primarily resulted from a $1,750,000 payment received for signing the licensing agreement with MD Foods Ingredients amba of Denmark.

FORMATION OF SUBSIDERY

    On May 15, 1997, at the Annual Meeting, the Shareholders of the Company approved a plan to convert the Information Services Division (ISD) into a wholly-owned subsidiary. The new company will continue all of the current ISD business and will feature an expansion of its healthcare business into demand management. The subsidiary will evaluate methods of increasing its capitalization, including a possible IPO in order to accelerate growth. Under the reorganization, ISD, which to date has funded all of the Company's nonfattening sugar (D-tagatose) development costs, will be free to concentrate on opportunities in its primary field, the healthcare market. With the recent worldwide licensing of D-tagatose to MD Foods Ingredients of Denmark, the Company has received funds that, together with anticipated continuing royalties, will allow it to continue to develop other proprietary products.

PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on May 15, 1997, where the following actions were taken:

(1) On May 15, 1997, Gilbert V. Levin,
Lionel V. Baldwin, David A. Blake, A. Bruce Cleveland, Rita R. Colwell, George
S. Jenkins, M. Karen Levin, and Anne S. MacLeod were elected as directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

NAME                                                        VOTES FOR   VOTES WITHHELD      VOTES ABSTAINED        UNVOTED
----------------------------------------------------------  ----------  ---------------  ---------------------  -------------
Gilbert V. Levin..........................................   6,925,936        35,813                   0                  0
Lionel V. Baldwin.........................................   6,916,754        44,995                   0                  0
David A. Blake............................................   6,925,936        35,813                   0                  0
A. Bruce Cleveland........................................   6,926,436        35,313                   0                  0
Rita R. Colwell...........................................   6,926,536        35,213                   0                  0
George S. Jenkins.........................................   6,924,836        36,913                   0                  0
M. Karen Levin............................................   6,924,936        36,813                   0                  0
Anne S. MacLeod...........................................   6,926,536        35,213                   0                  0

(2) A proposal to establish a wholly owned subsidiary consisting of the assets, liabilities, and personnel of the Information Services Division was approved with 5,179,831 shares voted in favor, 127,144 shares voted against, 43,792 shares abstaining, and 1,611,782 shares unvoted.

(3) The selection of Coopers & Lybrand L.L.P as auditors of the Company for the year 1997 was ratified, with 6,906,161 shares voted in favor, 31,232 shares voted against, 24,356 shares abstaining, and no shares unvoted.

                           BIOSPHERICS INCORPORATED

                              -------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were required to be filed for the second quarter of the year ending December 31, 1997.


EXHIBIT 11. COMPUTATION OF EARNINGS PER SHARE


                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                ----------------------  ----------------------
                                                                   1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------
Net earnings..................................................  $   56,552  $   77,282  $  471,028  $    6,251

Weighted average shares outstanding...........................   7,973,352   7,869,213   7,973,598   7,850,632

Dilutive common stock equivalents for primary earnings per
  share.......................................................   1,867,308   1,833,228   1,867,308   1,743,706

Weighted average shares and common stock equivalent shares
  outstanding or primary earnings per share...................   9,840,660   9,702,441   9,840,906   9,594,338
                                                                ----------  ----------  ----------  ----------
Additional equivalent shares assuming full dilution...........      --          66,153      --         155,675

Weighted average shares and common equivalent shares for fully
  diluted earnings per share..................................   9,840,660   9,768,594   9,840,906   9,750,013
                                                                ----------  ----------  ----------  ----------
Earnings per share

  Primary.....................................................  $     0.01  $     0.01  $     0.05  $     0.00
                                                                ----------  ----------  ----------  ----------
  Fully diluted...............................................  $     0.01  $     0.01  $     0.05  $     0.00
                                                                ----------  ----------  ----------  ----------

                             BIOSPHERICS INCORPORATED

                               -------------------

SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BIOSPHERICS INCORPORATED

Date: August 15, 1997            By: /s/ Richard Levin
      ----------------------         ---------------------------------------
                                     Richard C. Levin
                                     Vice President