Form 10QSB
period 1997-09-30
BIOSPHERICS INC
filed 1997-11-13
CIK 12239

-------------------------------------------------------------------------------
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                             For the quarterly period ended September 30, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    Commission file number 0-5576

                 BIOSPHERICS-Registered Trademark- INCORPORATED
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                            Delaware                                               52-0849320)
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

            12051 Indian Creek Court, Beltsville, Maryland 20705
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                301-419-3900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the registrant's class of Common Stock, as of the latest practicable date.


              CLASS                          OUTSTANDING AS OF OCTOBER 31, 1997
------------------------------------         ----------------------------------
Common Stock, $0.005 par value                        8,071,690 shares

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
-------------------------------------------------------------------------------

                         BIOSPHERICS INCORPORATED
                                -----------
                                Form 10-QSB
                  For the Quarter Ended September 30, 1997

                                   INDEX

                                                                                                           PAGE NO.
                                                                                                        -------------
Part I. Financial Information

Item 1.    Financial Statements (Unaudited)

           Statements of Operations for the three-month and nine-month periods ended September 30,
           1997 and 1996..............................................................................         3

           Balance Sheets as of September 30, 1997 and December 31, 1996..............................         4

           Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.............         5

           Notes to Financial Statements..............................................................         6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......         7

Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................................................         9

Signatures............................................................................................        10


                           BIOSPHERICS INCORPORATED

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          Statements of Operations
                               (Unaudited)

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                         --------------------------  ----------------------------
                                                             1997          1996          1997           1996
                                                         ------------  ------------  -------------  -------------
Revenue
  Contract revenue.....................................  $  3,246,752  $  3,300,095  $  10,398,949  $  10,030,548
  Licensing fee revenue................................       --            750,000        750,000        750,000
                                                         ------------  ------------  -------------  -------------
  Total revenue........................................     3,246,752     4,050,095     11,148,949     10,780,548
                                                         ------------  ------------  -------------  -------------
Operating expense
  Direct contract and operating costs..................     2,585,833     2,456,301      7,952,574      7,407,472
  General and administrative expense...................       674,675       577,535      1,986,777      1,811,487
  Research and development expense.....................       113,121       122,107        336,417        369,835
  Depreciation and amortization expense................       127,893       185,071        428,982        428,483
                                                         ------------  ------------  -------------  -------------
  Total operating expense..............................     3,501,522     3,341,014     10,704,750     10,017,277
                                                         ------------  ------------  -------------  -------------
Income (loss) from operations..........................      (254,770)      709,081        444,199        763,271
                                                         ------------  ------------  -------------  -------------
Other income (expense)
  Interest, net........................................        32,721       (17,094)        58,210        (56,501)
  Other income.........................................       --             15,310            200        114,147
                                                         ------------  ------------  -------------  -------------
                                                               32,721        (1,784)        58,410         57,646
                                                         ------------  ------------  -------------  -------------
Net (loss) income from continuing operations...........      (222,049)      707,297        502,609        820,917
Income tax (benefit) expense...........................       (77,101)      262,737        176,529        305,912
                                                         ------------  ------------  -------------  -------------
Net (loss) income before discontinued operations.......      (144,948)      444,560        326,080        515,005

Loss from discontinued operations, net of applicable
  income tax benefit of $51,295........................       --            --            --              (64,194)
                                                         ------------  ------------  -------------  -------------
Net (loss) income......................................  $   (144,948) $    444,560  $     326,080  $     450,811
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Per common share data:
  (Loss) income from continued operations..............  $      (0.02) $       0.05  $        0.03  $        0.06
  Loss from discontinued operations....................       --            --            --                (0.01)
                                                         ------------  ------------  -------------  -------------
  Net (loss) income....................................  $      (0.02) $       0.05  $        0.03  $        0.05
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Weighted average shares and common stock equivalent
    shares outstanding.................................     8,008,019     9,884,612      9,791,066      9,743,886
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

                See accompanying notes to financial statements.

                          BIOSPHERICS INCORPORATED
                                --------------
                                BALANCE SHEETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                       (UNAUDITED)    (AUDITED)
                                                                                      -------------  ------------
ASSETS
Current assets
    Cash and cash equivalents.......................................................   $ 2,666,370    $  796,113
    Trade accounts receivable, net of allowance
      for doubtful accounts of $30,481 and $54,808..................................     1,912,439     2,016,124
    Costs and estimated earnings in excess
      of billings on contracts......................................................       232,829       118,923
    Other receivables...............................................................       176,712       194,290
    Deferred income taxes...........................................................        83,247        83,247
    Prepaid expenses and other assets...............................................       450,750       566,093
                                                                                      -------------  ------------
        Total current assets........................................................     5,522,347     3,774,790

Property and equipment, net of accumulated
  depreciation of $1,497,206 and $1,111,778.........................................     1,991,039     1,649,865
Patents, net of accumulated amortization of $67,971 and $59,148.....................       141,469       148,847
Restricted cash, security deposit...................................................        27,408        27,408
                                                                                      -------------  ------------
        Total assets................................................................   $ 7,682,263    $5,600,910
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank line of credit.............................................................   $   270,000    $  235,000
    Notes payable to bank...........................................................       151,249       103,830
    Accounts payable and accrued expenses...........................................     1,096,018     1,079,023
    Accrued salaries and benefits...................................................       580,158       545,661
    Income taxes payable............................................................       221,800       102,778
    Deferred rent...................................................................       205,973       128,755
    Deferred revenue................................................................       290,990       142,889
                                                                                      -------------  ------------
        Total current liabilities...................................................     2,816,188     2,337,936

Notes payable to bank...............................................................        95,949       110,716
Deferred compensation...............................................................        50,895        47,844
Deferred income taxes...............................................................       --                939
Deferred rent.......................................................................       --             73,251
Deferred revenue....................................................................     1,000,000        --
                                                                                      -------------  ------------
        Total liabilities...........................................................     3,963,032     2,570,686

Redeemable common stock.............................................................       167,320       167,320

Stockholders' equity
    Common stock, $.005 par value, 18,000,000 shares
      authorized; 8,096,090 and 7,957,468 shares issued and outstanding, of which
      1,577,253 shares are classified as redeemable common stock....................        24,383        23,690
    Paid-in capital in excess of par value..........................................     1,831,283     1,309,799
    Treasury stock, 69,006 and 43,006 shares, at cost...............................      (420,853)     (261,603)
    Retained earnings...............................................................     2,117,098     1,791,018
                                                                                      -------------  ------------
        Total stockholders' equity..................................................     3,551,911     2,862,904
                                                                                      -------------  ------------
        Total liabilities and stockholders' equity..................................   $ 7,682,263    $5,600,910
                                                                                      -------------  ------------
                                                                                      -------------  ------------

See accompanying notes to financial statements.

                           BIOSPHERICS INCORPORATED
                                --------------
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                              1997         1996
                                                                                          ------------  ----------
Cash flows from operating activities:
Net income..............................................................................  $    326,080  $  450,811
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.......................................................       428,982     428,483
    Gain from sale of discontinued operations...........................................            --     (29,313)
    Loss on sale or write down of assets................................................       126,224       1,695
    Provision for uncollectible accounts receivable.....................................        27,000       3,871
    Changes in assets and liabilities:
      Trade accounts receivable.........................................................        76,685    (401,884)
      Costs and estimated earnings in excess of billings on contracts...................      (113,906)    (83,766)
      Other receivables.................................................................        17,578     358,569
      Prepaid expenses and other assets.................................................       (45,612)   (148,835)
      Accounts payables and accrued expenses............................................       243,878     (99,930)
      Accrued salaries and benefits.....................................................        34,497      91,280
      Income taxes payable..............................................................       119,022     169,842
      Deferred rent.....................................................................         3,967     (51,329)
      Deferred revenue..................................................................     1,148,101      18,517
      Deferred compensation.............................................................         3,051          --
      Deferred income taxes.............................................................          (939)         --
    Liquidation of discontinued operations' assets......................................            --     278,698
                                                                                          ------------  ----------
Net cash provided by operating activities...............................................     2,394,608     986,709
                                                                                          ------------  ----------
Cash flows from investing activities:
    Proceeds from sale of ELSD, net of expenses.........................................            --     433,216
    Proceeds from sale of property and equipment........................................            --       1,131
    Purchases of property and equipment.................................................      (726,602)   (750,451)
    Additions to patent costs...........................................................        (1,445)    (60,989)
                                                                                          ------------  ----------
Net cash used for investing activities..................................................      (728,047)   (377,093)
                                                                                          ------------  ----------
Cash flow from financing activities:
    Net change on bank line of credit...................................................        35,000    (541,927)
    Net change in book overdraft........................................................      (226,883)         --
    Proceeds from notes payable to bank.................................................       112,724      59,228
    Payment on long-term debt...........................................................       (80,072)         --
    Proceeds from issuance of common stock..............................................       522,177     318,921
    Purchase of treasury stock..........................................................      (159,250)   (105,335)
                                                                                          ------------  ----------
Net Cash provided by (used for) financing activities....................................       203,696    (269,113)

Net increase in cash and cash equivalents...............................................     1,870,257     340,503
Cash and cash equivalents, beginning of period..........................................       796,113      29,861
                                                                                          ------------  ----------
Cash and cash equivalents, end of period................................................  $  2,666,370  $  370,364
                                                                                          ------------  ----------
                                                                                          ------------  ----------

              See accompanying notes to finanical statements.

                         BIOSPHERICS INCORPORATED
                              ---------------
                      NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION

    The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position, the results of its operations and its cash flows as of and for the three-month and nine-month periods ended September 30, 1997. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. Net Income (Loss) Per Share

    Net income (loss) per share is computed using the weighted average number of common shares outstanding during the respective periods. In the three-month and nine-month periods ended September 30, 1997 and 1996, outstanding common stock equivalents consisted of stock options. Primary earning per share for the three months ended September 30, 1997, does not include common stock equivalents because the effect of such inclusion would be to increase earnings per share. The effect of fully dilutive earnings per share is equivalent to the primary earnings per share and therefore is not presented in the statements of operations.

3. DEFERRED REVENUE

    Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark. The advance will be recoverable at 50% of such annual royalties. As commercialization of D-tagatose is not anticipated prior to the summer of 1999, the deferred revenue has accordingly been classified as non-current.

4. ESTABLISHMENT OF INFORMATION SERVICES DIVISION (ISD) AS A WHOLLY OWNED SUBSIDIARY

    On May 15, 1997, at the Company's Annual Meeting, the Shareholders of the Company approved a plan to convert the Information Services Division (ISD) into a subsidiary. The new subsidiary will focus on the expansion of its healthcare business into nurse triage/demand management. The subsidiary will evaluate methods of increasing its capitalization, including a possible IPO, in order to accelerate growth. Under the reorganization, ISD, which to date has funded all of the Company's nonfattening sugar (D-tagatose) development activities, will be free to concentrate on opportunities in its primary field, the healthcare market. With the recent worldwide licensing of D-tagatose to MD Foods, the Company has received funds that, together with anticipated future royalties, should allow it to continue to develop other proprietary products. The Company is in the process of organizing the subsidiary. These organization efforts include raising sufficient funds to expand ISD's existing healthcare business into nurse triage/ demand management.

5. NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which is effective for years ending after December 15, 1997. FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15. FAS 128 revises the disclosure requirements and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. If the new pronouncement were applied, the basic earnings per share would have been $0.04 and the diluted earnings per share would have been $0.03 for the nine months ended September 30, 1997.

                         BIOSPHERICS INCORPORATED
                                ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Quarter and Nine Months Ended September 30, 1997 and 1996

    Certain statements in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as, "believes," "expects," is or are "expected," "anticipates," "anticipated," "should" and words of similar impact. These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risk and uncertainties, the Company's actual results could differ materially.

    The Company reported a net loss of $144,948 ($0.02 per share) on sales of $3.2 million for the third quarter of 1997 compared with net income of $444,560 ($0.05 per share) on sales of $4.1 million in the same period of 1996. Results for 1996 included a $750,000 payment from MD Foods Ingredients amba of Denmark (MD Foods) under the terms of the September 1996 Licensing Agreement. Net income totaled $326,080 ($0.03 per share) on sales of $11.1 million for the nine months ended September 30, 1997, compared with net income of $450,811 ($0.05 per share) on sales of $10.8 million during the nine months ended September 30, 1996. Results for the nine-month period ended September 30, 1996, included an after-tax loss of $64,194 ($0.01 per share) from the sale of assets of the Company's Environmental and Laboratory Services Division (ELSD) in the first quarter of last year.

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                         --------------------------  ----------------------------
Information Services                                         1997          1996          1997           1996
------------------------------------------------------   ------------  ------------  -------------  -------------
Revenue................................................  $  3,201,000  $  3,297,000  $  10,262,000  $  10,023,000
Operating expense......................................     3,386,000     3,210,000     10,352,000      9,620,000
                                                         ------------  ------------  -------------  -------------
  (Loss) income from operations........................  $   (185,000) $     87,000  $     (90,000) $     403,000
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
BioTech Programs
-------------------------------------------------------
Revenue................................................  $     45,000  $    753,000  $     887,000  $     757,000
Operating expense......................................       115,000       131,000        353,000        397,000
                                                         ------------  ------------  -------------  -------------
  (Loss) income from operations........................  $    (70,000) $    622,000  $     534,000  $     360,000
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

    The increase in Information Services revenue for the nine months ended September 30, 1997, over the corresponding prior year period was primarily the result of increased activity from government contracts during the first quarter of 1997. The third quarter decrease in revenue was primarily the result of the expiration of two commercial contracts. The decrease in income from operations was a result of an increase in programming, consulting and equipment costs related to the upgrade of technology, nurse triage/demand management program development, and activities associated with establishing the Information Services Division as a subsidiary.

    Revenue from BioTech Programs for the nine months ended September 30, 1997 and 1996 consisted primarily of two $750,000 payments received in the third quarter of 1996 and the first quarter of 1997. The two payments resulted from the licensing agreement with MD Foods. In addition, the Company is providing technical support to MD Foods to effect the commercialization of D-tagatose. The Company will receive approximately $200,000 per year for technical support services, of which approximately $45,000 was recognized in the third quarter of 1997. The Company also received an additional payment aggregating $1,000,000 in the first quarter of 1997 under the MD Foods agreement representing a non-refundable advance against future royalties. This payment is classified as deferred revenue in the balance sheet.

    Other income, net of other expenses, increased $34,505 in the current quarter and remained constant for the nine months ended September 30, 1997, when compared with the same prior year periods. The increase between the third quarters of 1997 and 1996 was the result of interest income generated from $2.5 million of license payments received from MD Foods in late 1996 and early 1997.

                         BIOSPHERICS INCORPORATED
                                -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS   OF OPERATIONS (CONTINUED)

    Due to the seasonal nature of certain reservation and tourism contracts, the Company expects to report lower sales and a loss for the fourth quarter of 1997, but will likely report sales and profitability for the year as a whole, consistent with the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

    In May 1997, the Company renewed its Loan Agreement with NationsBank N.A. (the "Bank"). The Agreement, which expires on May 31, 1998, provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement. Outstanding borrowing under the Agreement aggregated $270,000 at September 30, 1997, and is collateralized by the Company's accounts receivable. The interest rate is the Bank's prime rate plus .75% per annum.

    In the first quarter of 1997, the Company signed a commitment letter with the Bank to assist in financing equipment purchases related to potential new contracts. This arrangement will consist of a series of loans for the acquisition of computer systems and related telecommunication equipment not to exceed a maximum aggregate of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points. Outstanding borrowing under the Agreement aggregated $112,724 at September 30, 1997, and is collateralized by the equipment purchased.

    Cash flow from operating activities for the nine-month period ended September 30, 1997, reflects a net cash inflow of $1.9 million. This increase resulted primarily from a $1,750,000 payment under the licensing agreement with MD Foods. Investment in new equipment aggregated $726,602, which was financed in part through the equipment line of credit with the Bank discussed above, and the issuance of common stock (primarily through the exercise of employees' stock options).

    The Company will have increasing capital needs over the next three years, which will need to be funded externally. In order to effectively compete for new contracts and maintain and expand existing programs, the Company must continuously upgrade its information and telecommunication systems. The equipment will not only expand capacity and capabilities to better service the customer, but it will also increase efficiency in the Company's call center operations. The Company will continue to seek additional intermediate and long-term financing alternatives to underwrite the capital expenditures needed to keep pace with its long-range business plan.

BALANCE SHEET REVIEW

    Working capital as of September 30, 1997 was $2.7 million, which represents a $1.3 million (93%) increase from working capital of $1.4 million at December 31, 1996. This increase was the result of a $1,750,000 payment received in connection with the MD Foods licensing agreement for the Company's proprietary nonfattening sugar, D-tagatose.

FORMATION OF SUBSIDIARY

    On May 15, 1997, at the Company's Annual Meeting, the Shareholders approved a plan to convert the Information Services Division (ISD) into a subsidiary. The new subsidiary will focus on the expansion of its healthcare business into nurse triage/demand management. The subsidiary will evaluate methods of increasing its capitalization, including a possible IPO in order to accelerate growth. Under the reorganization, ISD, which to date has funded all of the Company's nonfattening sugar (D-tagatose) development costs, will be free to concentrate on opportunities in its primary field, the healthcare market. With the recent worldwide licensing of D-tagatose to MD Foods Ingredients amba of Denmark, the Company has received funds that, together with anticipated continuing royalties, should allow it to continue to develop other proprietary products. The Company is in the process of organizing the subsidiary. These organization efforts include raising sufficient funds to expand ISD's existing healthcare business into nurse triage/ demand management. It is currently anticipated that the subsidiary will be organized by the end of the first quarter of 1998.

                            BIOSPHERICS INCORPORATED
                                   ----------
PART II.  Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Reports on Form 8-K

       There are no reports on Form 8-K filed by the Registrant during the three months ended September 30, 1997.

    b. Exhibit 11. Computation of Earnings per Share

                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                                -----------------------  ----------------------
                                                                   1997         1996        1997        1996
                                                                -----------  ----------  ----------  ----------
Net (loss) income.............................................  $  (144,948) $  444,560  $  326,080  $  450,811
                                                                -----------  ----------  ----------  ----------
Weighted average shares outstanding...........................    8,008,019   7,903,309   7,980,542   7,873,222

Dilutive common stock equivalents for primary earnings per
  share.......................................................      --        1,981,303   1,810,524   1,870,664
                                                                -----------  ----------  ----------  ----------
Weighted average shares and common stock equivalent shares
  outstanding for primary earnings per share..................    8,008,019   9,884,612   9,791,066   9,743,886

Additional equivalent shares assuming full dilution...........      --           --          94,964      54,255
                                                                -----------  ----------  ----------  ----------
Weighted average shares and common equivalent shares for fully
  diluted earnings per share..................................    8,008,019   9,884,612   9,886,030   9,798,141
                                                                -----------  ----------  ----------  ----------
Earnings per share:
  Primary.....................................................  $     (0.02) $     0.05  $     0.03  $     0.05
                                                                -----------  ----------  ----------  ----------
Fully diluted.................................................  $     (0.02) $     0.05  $     0.03  $     0.05
                                                                -----------  ----------  ----------  ----------

                         Biospherics Incorporated
                                 ---------
                                 Signatures

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Biospherics Incorporated
                                                    (Registrant)

Date: November 14, 1997                      By: /s/ Richard Levin
      --------------------------                 ---------------------------
                                                     Richard C. Levin
                                                     Vice President