Form 10-K
period 1997-12-31
BIOSPHERICS INC
filed 1998-03-23
CIK 12239

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 1997
                                   -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from                    to
                                        ------------------     ----------------
         Commission file number 0-5576

                           BIOSPHERICS(R) INCORPORATED
                           ---------------------------
             (Exact name of registrant as specified in its Charter)

           Delaware                               52-0849320
           --------                               ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

              12051 Indian Creek Court, Beltsville, Maryland 20705
              ----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 301-419-3900

Securities registered under Section 12(b) of the Act:


   Title of each class            Name of each exchange on which registered
   -------------------            -----------------------------------------

          None


Securities registered under Section 12(g) of the Act:

                    Common Stock ($.005 par value per share)
                    ----------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for its most recent fiscal year: $13,639,319.

     As of February 27, 1998, the aggregate market value of the voting stock was $42,295,061, of which $27,162,126 was held by non-affiliates of the Registrant, based on the closing price of the such stock, as quoted by NASDAQ on such date.

     There were 8,788,584 shares of the Registrant's Common Stock outstanding as of February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Biospherics Incorporated definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year to which this report relates, are incorporated herein by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                            Biospherics Incorporated
                            ------------------------

                                     PART I

     Certain statements contained in Form 10-KSB, including without limitation, statements containing the words "believes," "estimates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect any events or developments.


Item 1.  DESCRIPTION OF BUSINESS

General

     Biospherics Incorporated (the "Company" or "Registrant"), a Delaware corporation, was founded in 1967. The Company consists of an Information Services Division ("ISD") and a BioTech Programs Unit ("BioTech"). As part of BioTech, the Company is also developing its own proprietary products. In February 1996, the Company sold its Environmental and Laboratory Services Division ("ELSD") to permit a better focus on the major businesses of the Company, ISD and BioTech.

     The principal executive offices of the Company are located at 12051 Indian Creek Court, Beltsville, Maryland 20705, and its telephone number is (301) 419-3900. The Company's website address is http://www.biospherics.com. The Company's Common Stock trades on the NASDAQ National Market System under the symbol BINC.

Information Services Division

     ISD's information professionals operate call centers providing information to the public on health and other socially beneficial subjects. They provide computerized health, pharmaceutical and medical data collection and clinical trial management, report and publication writing and editing, development of programmatic concepts in public health information and education, database management, computer-assisted health resource information, and computerized reservation and tourism services to Federal, State and local government agencies. ISD collects and disseminates information by providing customized telesupport and database management systems that combine the live operators with advanced communication technology. ISD answers millions of calls annually from professionals and the public nationwide. It operates three Maryland-based call centers (Beltsville, Cumberland and Columbia, MD) that efficiently manage and track high volumes of calls. The technology is combined with computerized database management systems to provide computer telephony integration (CTI), which results in an efficient and effective system to collect and disseminate large amounts of information at reduced cost.

     ISD specializes in health issues and provides information services on a wide range of diseases and disabilities, disease prevention, and education. Areas of expertise include Alzheimer's disease, AIDS, cancer, diabetes, heart disease, and stroke, in addition to the broad areas of smoking, aging, and environmental hazards such as mishandling of pesticides. Programs are staffed by health professionals and other information specialists who are given extensive training and strict quality control guidelines. ISD's clients have included many of the major U.S. pharmaceutical companies, as well as government departments that deal with health or education, such as several of the National Institutes of Health, other agencies in the Department of Health and Human Services, the Department of the Navy, and the General Services Administration. Contracts with non-governmental parties are typically obtained following private negotiations and are most often for a term of one year, although many such contracts have continued to renew for several years. Contracts with governmental parties are obtained after competitive bidding processes and are most often for terms ranging from two to three years, with additional option years. Many have been re-won numerous times.

                           BIOSPHERICS INCORPORATED

     ISD accounted for over 90% of the Company's total revenues in 1996 and 1997. Most of ISD's revenue has traditionally been generated by a few, large government and commercial contracts. See Note 1, "Receivables" of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-KSB. During 1996, government business accounted for approximately 57% of ISD's business, increasing to 68% in 1997. In December 1997, the Company was advised by Pharmacia & Upjohn, one of the Company's significant commercial customers, that its contract would not be renewed after completion on March 31, 1998. Also in December 1997, the Company was awarded a contract for the National Park Service's National Park Reservation Service which is a two-year firm-fixed-price contract aggregating $5 million with provision for three option years. In conjunction with the performance of this contract, the Company anticipates capital expenditures for computer software and hardware totaling $1 million during 1998. With the full implementation of this new reservation system, it is anticipated that call times will be reduced, alternative sales channels (remote field site and internet access) will be available whereby fewer live operators will be required and reporting capabilities will be enhanced, all of which should lead to improved margins.

     As mentioned above, the principal portion of the Company's revenues has been generated traditionally by the ISD unit. Several of the Company's contracts that provide these revenues (principally contracts with the U.S. Government), are subject to protest proceedings. These contracts are awarded pursuant to a competitive bidding process. In two cases, the Company is the apparent successful bidder for such a contract but one or more unsuccessful parties have filed protests challenging the final award of these contracts to the Company. The Company did not win its re-compete for its contract with the U.S. Department of Agriculture - Forest Service and will complete that contract on September 30, 1998.

     The Company has announced plans to expand its traditional information systems business to include providing demand management information services to HMOs, other group health organizations, insurers and employees in company health plans (the "Healthcare Opportunity"). The Company intends to pursue the Healthcare Opportunity by forming a new subsidiary and transferring portions of its traditional ISD business and assets to such subsidiary to provide it an initial base of business. The Company has preliminarily agreed to issue an equity interest in such subsidiary to a physician group in exchange for certain proprietary assets which will significantly aid in its pursuit of the Healthcare Opportunity. The completion of the formation of the subsidiary, the final negotiation with the physician group, the completion of permanent financing for the subsidiary and the start-up and commencement of operations of the Healthcare Opportunity all will require substantial effort, the recruitment of management with experience in the demand management information services industry, and the expenditure of substantial funds. There can be no assurance that such efforts will come to fruition or that, if completed, they will result in a successful operation.

BioTech Programs Unit

     BioTech is the Company's research and development arm, dedicated to developing proprietary products and services with a view toward economic commercial applications. Over the last several years, the Company has invested more than $3 million in these developments, primarily in its nonfattening sugar, D-tagatose. The Company has accumulated a number of patents on its products.

     D-Tagatose as a Bulk Sweetener. BioTech has patented the use of a naturally occurring sugar, D-tagatose, as a full bulk, low-calorie sweetener. It is a true sugar that looks, feels, performs, and tastes like table sugar. D-Tagatose is present in small amounts in many dairy products. Biospherics has been developing the substance since receiving a patent for its use as a food additive in 1988 and two patents for its production process (1991 and 1992).

     In September 1996, the Company signed a license agreement with MD Foods Ingredients amba of Denmark (MD Foods) for the exclusive worldwide rights to manufacture, market, and distribute D-tagatose as a food ingredient in return for a non-refundable up-front payment and a royalty schedule based upon net sales of the sugar. In return for the exclusive license, MD Foods will take responsibility for all future marketing and development expenses, including the cost of constructing and operating production plants. MD Foods manufactures a wide variety of dairy products, foods and food ingredients. The Danish dairy company ranks as the eighth largest dairy products company in the world. It has the largest whey protein processing plant, the by-product of which is raw material for making D-tagatose. MD Foods is widely regarded as a manufacturer of high quality products and has the capability for worldwide distribution.

                           BIOSPHERICS INCORPORATED


     The up-front payment has been made by MD Foods, part in September 1996 and part in January 1997. Total payments received were $2.5 million, $1 million of which is a non-refundable advance against future royalties. Biospherics will receive running royalties once commercial sales of D-tagatose begin. To strengthen their cooperative efforts, the two companies established an advisory committee to plan and review progress in bringing D-tagatose to its various world market sectors. The committee consists of three MD Foods representatives and one Biospherics representative. The committee proposes strategies and actions for MD Foods management's consideration. MD Foods also funds Biospherics for technological support at the rate of approximately $200,000 for each of the two years following the signing of the license agreement.

     MD Foods expects to compete for a share of the U.S. market for sweeteners. A panel of experts has advised that D-tagatose may qualify for early entry into the U.S. market as a food ingredient that is Generally Recognized as Safe
(GRAS). MD Foods has begun design of a commercial plant to manufacture D-tagatose. MD Foods has advised that the plant construction will commence upon successful GRAS affirmation in the U.S., currently anticipated in 1998. In this case, the target date for plant start-up is now projected for the year 2000.

     The Company believes that D-tagatose will fill a market not currently accessible to other sweetener products. That market initially includes chocolate confections, chewing gum, ice cream, soft drinks, and candies such as toffees and caramels. Later on, market applications may broaden to include baked goods, heat-processed foods, frozen desserts, other dairy products, cereals, and other products in which the full bulk of sugar is required. Biospherics believes that chocolate candies and chewing gum are excellent introductory uses for its nonfattening sugar because each constitutes a large market and each uses sugar as a major ingredient. Manufacturers have long sought a low-calorie substitute for table sugar in chocolate candy; however, partly because of its high sugar content, none has succeeded in emulating the flavor of table sugar. Also, unlike table sugar, D-tagatose has been shown to cause virtually no tooth decay.

     D-Tagatose as an Anti-hyperglycemic Agent. The Company has received additional key patents for the use of D-tagatose as an anti-hyperglycemic agent to prevent the formation of advanced glycosylation end-products, which is one of the changes associated with aging (1994) and also as a treatment for diabetes
(1995). Studies are ongoing with respect to these potential uses of D-tagatose at the University of Maryland School of Medicine. The Company is discussing the possibility of licensing the use of D-tagatose as an anti-hyperglycemic agent with a number of pharmaceutical and nutritional products companies.

     Safe-for-Humans Pesticides. The increasing concern over pesticide hazards in foods and the general environment indicates a market for an economic and effective product that poses no human threat. The Company has received two U.S. patents for its safe-for-humans pesticides and insecticides. More development work is required in order to develop commercial applications for these products.

     For now, Biospherics' research efforts and investment are largely devoted to continuing to assist MD Foods in the development of D-tagatose because of the near-term favorable prospects for this product, to continuing studies of the effectiveness of D-tagatose against diabetes, and to further development of the pesticides. While other BioTech proprietary products show promise, the continued development thereof is dependent upon many factors, including but not limited to the Company's having sufficient funds and resources to devote to such efforts.

Environmental and Laboratory Services Division

     On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of the Environmental and Laboratory Services Division ("ELSD") because of a general decline in the environmental business and continuing lack of profitability. On February 29, 1996, the Company entered into an agreement to sell substantially all assets of ELSD except for certain receivables retained by the Company relating to completed contracts. The purchase price equaled the book value of substantially all ELSD Beltsville branch assets, less certain liabilities, plus $113,000 of goodwill. The aggregate net proceeds received for the sale and liquidation of remaining assets was $433,000.

                           BIOSPHERICS INCORPORATED


Industry Segments

     See Note 10 "Information by Business Segment" of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-KSB for industry segment information of the Company, which information is incorporated herein by reference.

Competition

     The information systems industry is subject to rapid and significant technological change. The Company is in competition with other information services companies across the Nation. Many of these competitors have substantially greater financial and technical resources than the Company. While acknowledging strong competition from other information services firms, Biospherics has developed a specialized niche by concentrating on high quality, personalized service combined with computerization for efficiency and cost-effectiveness. ISD has established a reputation for rapidly starting up projects to meet its clients' critical needs, while not compromising high quality and reasonable pricing. During 1997, the Company has invested over $1 million in state-of-the-art computer telephony integration (CTI) systems and continues to develop computer software products to improve its competitive position.

     Competitors of BioTech are numerous and include, among others, major pharmaceutical, chemical, consumer, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or that would render the Company's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company.

     Over the past several years, various sugar alcohols have been used in food products as bulk sweeteners. However, all are caloric, and none has the taste of table sugar. Bulk sweeteners are used in products where the bulk of sugar is essential, such as baked goods, chocolates, and ice cream. High intensity sweeteners, such as aspartame and saccharin, to not provide the bulk needed for these products. Recently, another high-intensity sweetener, Erythritol, has become poised to enter the U.S. market as a self-affirmed Generally Recognized as Safe (GRAS) product. It is deemed low-calorie, but has a cooling taste unlike table sugar or D-tagatose. The Company believes that the calorie content of D-tagatose is lower than that of Erythritol.

Sales Backlog

     Sales backlog at December 31, 1997, and 1996, were as follows ($000s):

                                  December 31, 1997                December 31, 1996
                            ------------------------------   -----------------------------
                            Current    Long-Term    Total    Current   Long-Term    Total
                            --------   ---------   -------   -------   ---------   -------
Information Services         $11,070    $10,539    $21,609   $12,429    $16,504    $28,933
BioTech Programs Unit            200      1,000      1,200     1,105      1,232      2,337
                            --------   ---------   -------   -------   ---------   -------
                             $11,270    $11,539    $22,809   $13,534    $17,736    $31,270
                            --------   ---------   -------   -------   ---------   -------

     Many of the Company's government contracts are awarded pursuant to a competitive bidding process. In some cases, the Company is the apparent successful bidder for such a contract but one or more unsuccessful parties have filed protests challenging the final award of these contracts to the Company. For purposes of calculating sales backlog as of December 31, 1997, contracts under protest have been excluded from these totals. If the contracts under protest where the Company was the apparent successful bidder were included, the sales backlog at December 31, 1997, would increase from $22.8 million to $37 million. The current portion of sales backlog would increase from $11.3 million to $13.9 million.

                           BIOSPHERICS INCORPORATED


Patents and Trademarks

     The Company has established a strong worldwide patent position for D-tagatose and an economical process for its manufacture. The Company's 1988 U.S. patent for the use of D-tagatose as a low-calorie sweetener/bulking agent has subsequently been obtained or filed in many countries. The Company developed a proprietary method for manufacture of D-tagatose that is protected by two U.S. patents, issued in 1991 and 1992. In October 1994, the Company received a patent for the discovery that D-tagatose is effective in reducing hyperglycemia, one of the principal causes of physical and mental aging. In September 1995, it received a patent for the use of D-tagatose in treating diabetes.

     In November 1992, a U.S. patent was awarded to the Company for its safe-for-humans pesticide. In December 1997, the Company received a U.S. patent on another safe-for-humans pesticide. The pesticides were invented by the Company in response to the EPA's initiative urging the development of alternatives to the "hard chemicals" commonly used in agriculture and animal husbandry. These chemicals are known to be carcinogenic or otherwise toxic to humans, and pose a risk to consumers of food products containing traces. The new pesticide is made from compounds that are safe, even when directly ingested by humans or other animals. They were developed for use against house flies, on which testing has been concentrated, but additional susceptible insects may include other types of flies, ants, mites, and related insects. The Company has also applied for foreign patents for these products.

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

Governmental Regulation

     The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements. Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws. The Company has not incurred significant expense in complying with such laws and does not anticipate material expense, except for the FDA approval for commercialization of D-tagatose (which is to be borne by MD Foods). Commercialization of D-tagatose in the United States for use as food additives will require FDA approval. As of this date, Biospherics believes the results of its test program warrant continuing the development efforts to provide a broad family of low-calorie sweeteners. To the Company's knowledge, there is no current government regulation of the services to be provided via the Healthcare Opportunity. However, there can be no assurances that such regulations will not be initiated, which could adversely affect the Company's pursuit of the Healthcare Opportunity.

Research and Development

     BioTech expenditures were $557,000 and $611,000 in 1997 and 1996, respectively. These expenditures were incurred primarily in the ongoing efforts to commercialize D-tagatose with a minor portion to develop the Company's safe-for-humans pesticides.

Employees

     In 1997, the Company employed an average of 290 persons on a full or part time basis. Of this total, approximately 170 were full-time employees. The Company's employees are not currently unionized, and management believes that its relations with the Company's employees are harmonious.

                           BIOSPHERICS INCORPORATED


Item 2.  DESCRIPTION OF PROPERTY

     The Company leases a 96,200 square foot facility in Beltsville, Maryland, under the terms of a lease that expires on April 30, 1998. The Company currently occupies 43,500 square feet of this facility and has subleased the remaining space for the duration of the lease. This facility contains corporate administration, human resources, accounting, sales and marketing, technical services, warehousing, and call center operations. Current annual rent is approximately $1,086,231. The annual rent is offset by $511,866 from the sublet space.

       In November 1997, the Company signed a new lease agreement effective May 1, 1998, for 51,325 square feet of office/call center/warehouse space in the same Beltsville, Maryland, facility previously occupied, under the terms of a lease that expires on April 30, 2008. Current annual rent will be approximately $600,000 and is subject to scheduled base rent increases not to exceed 2.5% in the first five years of the lease and 3.0% in the second five years of the lease.

       The Company currently leases space for its ISD telesupport services in a 14,200 square foot facility in Cumberland, Maryland. The lease is scheduled to expire on December 31, 1998. In September 1996, the Company entered into a lease addendum to increase the total square footage from 12,900 square feet to 14,200 square feet. The current annual rent is approximately $63,675. The Company is currently negotiating a second lease addendum to increase the total square footage from 14,200 square feet to 15,230 square feet. This addendum is necessary to accommodate growth in the Company's business. The annual rent for this facility would increase by approximately $7,000.


Item 3.  LEGAL PROCEEDINGS

       Information required by this Item 3 is included in Note 7 "Commitments and Contingencies" of the Notes to Financial Statements included herein pursuant to Part II of this Form 10-KSB.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted by the Company during the fourth quarter of 1997 to a vote of security holders, through solicitation of proxies, or otherwise.

                           BIOSPHERICS INCORPORATED


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol BINC. No cash dividends were paid in 1997 or 1996. The Company's loan agreement with its bank does not expressly restrict the payment of dividends; however, no such payments are anticipated in the near future.

     As of February 27, 1998, the number of shareholders of record of the Company's common stock was approximately 4,700. The following table sets the high and low sales prices of the Company's common stock for each quarter during the two year period ended December 31, 1997, as reported on the NASDAQ National Market System.

                           High             Low
                       ------------    ------------

1st Quarter 1997          $7 7/8          $5 7/8
2nd Quarter 1997          $6 5/8          $4 3/4
3rd Quarter 1997          $12 1/2         $3 7/16
4th Quarter 1997          $8 1/16         $4 5/16

1st Quarter 1996          $6              $4 1/4
2nd Quarter 1996          $10             $5
3rd Quarter 1996          $9              $5 5/8
4th Quarter 1996          $9              $6 1/8

     In December 1997, the Company completed a $3 million private offering of 375,000 units to a single institutional investor. Each unit consisted of two (2) shares of Common Stock and two (2) warrants, with exercise prices of $4.00 and $4.50 per share, respectively. The warrants are exercisable for a three (3) year period.

     The transaction was effected in compliance with the exemption from securities registration afforded by the provisions of Regulation D as established by the United States Securities and Exchange Commission and the Securities Act of 1933. In connection with this private placement, the Company issued warrants to various placement agents which could result in up to an additional 120,000 shares of Common Stock being issued. The Company has agreed to file a Registration Statement on Form S-3 for the resale of the registrable securities covered by this transaction.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations--1997 Compared with 1996

     The Company reported a net loss of $141,852 ($0.02 per share) on sales of $13,639,319 for the year ended December 31, 1997, compared with net income of $68,990 ($0.01 per share) on sales of $13,800,385 in 1996. Results for 1997 and
1996 both include a $750,000 payment from MD Foods Ingredients amba of Denmark (MD Foods) under the terms of the September 27, 1996, Licensing Agreement for the exclusive, worldwide use, manufacture and sale of the Company's nonfattening sugar, D-tagatose, as a sweetener. Results for the year ended December 31, 1996, also included a net after-tax loss of $57,576 ($0.01 per share) related to the discontinued operations of the Company's Environmental and Laboratory Services Division (ELSD) in the first quarter of 1996. The primary reasons for the decline in revenue and profitability in the current year can be attributed to a change in sales mix from higher margin

                           BIOSPHERICS INCORPORATED


commercial contracts to lower margin government contracts, higher legal costs associated with defending or initiating contract protests, start-up costs associated with expansion of the Company's healthcare information services business, higher bad debt expense and termination costs associated with several commercial contracts which ended in 1997 (including write-down of contract-specific assets).

     Revenue from ISD decreased $303,000 (2%) from $12,980,000 in 1996 to $12,677,000 in 1997 primarily as a result of the expiration of two commercial contracts. This decrease was partially offset by increased revenue generated from several government programs. The following schedule summarizes the break-down of ISD revenue between commercial and government contracts (in 000's):


                                          For the Year Ended December 31,
Information Services Division                1997                 1996
-----------------------------              --------              ------

     Commercial                             $4,079               $6,417
     Government                              8,598                6,563
                                           -------              -------
                                           $12,677              $12,980
                                           -------              -------
                                           -------              -------


     The decline in commercial revenues was due to several factors. Certain of the Company's commercial contracts provide pharmaceutical and medical information for a specific drug or product. The success of a particular drug or product will often determine whether the Company's contract is extended or renewed. In other cases, the Company was unsuccessful in securing contract renewals in competitive rebids of its commercial contracts. Sales and marketing efforts have been intensified to re-establish and increase the Company's share of commercial business in response to the high level of public interest in health information.

     While government contracts helped to partially offset the decline in commercial sales, they had an adverse effect on operating income as these contracts typically carry a lower operating margin. Revenue from government contracts have generated margins (prior to general and administrative expenses) of 20% in 1997 and 1996. Revenue from commercial contracts have historically generated margins (prior to general and administrative expenses) of 25%. The Company anticipates increased levels of government contracts in 1998 although the Company continues its efforts to increase its share of commercial business. In addition to increased sales and marketing efforts, the Company has invested over $1 million in state-of-the-art computer telephony integration (CTI) systems in 1997 and plans to invest over $2 million to upgrade systems and develop computer software products to improve its competitive position in both commercial and government markets. Many of these new systems and applications, once implemented, should reduce call time and open up new information channels whereby fewer live operators will be required. These enhancements should lead to improved margins and better service to both government and commercial customers. Also see Note 7 of the Notes to Financial Statements.

     Revenue from BioTech Programs increased $142,000 (17%) from $820,000 in 1996 to $962,000 in the current year. Both periods included a $750,000 payment, the first payment received in the third quarter of 1996 and the second payment received in the first quarter of 1997, under the licensing agreement with MD Foods. In addition, the Company is providing technical support to MD Foods to effect the commercialization of D-tagatose. The Company will receive approximately $200,000 per year for these technical support services, of which $212,000 and $70,000 was recognized in contract revenue in 1997 and 1996, respectively. The Company also received an additional payment aggregating $1,000,000 in the first quarter of 1997 under the MD Foods License Agreement representing a non-refundable advance against future royalties. This payment is classified as deferred revenue in the balance sheet.

     General and administrative expenses ("G&A") increased $363,303 (15%) from $2,465,762 in 1996 to $2,829,065 in 1997. This increase was due to the following factors: higher bad debt expense and contract termination costs ($100,000) related to commercial programs, legal costs ($50,000) to defend or initiate protests under three government contracts during the fourth quarter of 1997, and start-up costs ($70,000) associated with the expansion of the healthcare information services business. Research and development expenses decreased $53,875 (9%) from $611,139 in 1996 to $557,264 in 1997 due in large part to lower levels of development costs and expenditures associated with D-tagatose.

                           BIOSPHERICS INCORPORATED


All costs associated with the FDA approval for commercialization of D-tagatose will be borne by MD Foods. As noted above, the Company continues to provide technical support to MD Foods under the terms of the 1996 License Agreement.

     Depreciation and amortization expense decreased $107,195 from $738,646 in 1996 to $631,451 in 1997. Included in depreciation and amortization expense for the year ended December 31, 1996, was $181,495 related to the amortization of internally developed software for a major commercial contract. In the first quarter of 1997, the Company wrote-off the balance of unamortized software development costs related to this contract totaling $126,224 after the customer notified the Company of its decision not to renew this program. Excluding this one-time charge, depreciation expense increased $74,300 (13%) from $557,151 in 1996 to $631,451 in 1997. This increase is attributable to higher levels of capital expenditures for computer software and hardware during the current year. These investments are necessary to maintain a competitive position in the Company's information services business.

     Other income, net of other expenses, increased $268,429 for the year ended December 31, 1997, when compared with the same period last year. This increase was the result of interest income generated from the $2.5 million of license payments received from MD Foods in late 1996 and early 1997, coupled with the absence of expenses associated with fixed asset retirements in 1996.

     The Company's sales backlog as of December 31, 1997, was $22,809,000, down from the $31,270,000 as of December 31, 1996. Sales backlog for 1997 excludes revenue from contracts currently under protest. See Note 7 of the Notes to the Financial Statements.

Liquidity and Capital Resources

     In May 1997, the Company renewed its Loan Agreement with NationsBank N.A. (the "Bank"). The Agreement, which expires on May 31, 1998, provides for borrowings of up to $2 million, subject to an advance rate as defined in the Agreement. Amounts outstanding under the Agreement accrue interest at the Bank's prime rate plus .75% per annum and are collateralized by the Company's accounts receivable. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in violation of the cash flow debt covenant as of December 31, 1997. The violation was waived by the Bank. The amounts of $1,159,486 and $1,765,000 were available under the Agreement at December 31, 1997, and 1996, respectively. The Company anticipates that this line will be renewed in 1998.

     On May 31, 1997, the Company entered into an Equipment Line of Credit Agreement ("Equipment Line") with the Bank to assist in financing equipment purchases related to new contracts. The Equipment Line consists of a series of loans for the acquisition of computer hardware and telecommunication equipment not to exceed a maximum aggregate amount of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points at the time of loan origination. Outstanding borrowings under this facility aggregated $501,264 at December 31, 1997, at a weighted average interest rate of 8.65%. The facility is collateralized by the equipment purchased with the loan proceeds.

     In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $481,056 at December 31, 1997. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

     On May 15, 1997, at the Company's Annual Meeting, the Shareholders approved a plan to convert the Information Services Division into a subsidiary. The new subsidiary would focus on the expansion of its healthcare business into nurse triage/demand management. In December 1997, the Company announced plans to expand its traditional information services business to include providing demand management information services to HMOs, other group health organization, insurers, and employees in company health plans (the "Healthcare Opportunity"). The Company has signed a letter of intent with Clinical Solutions, Incorporated
(CSI) of Menlo Park, California, which will

                           BIOSPHERICS INCORPORATED


combine the Company's healthcare oriented call center operations with CSI's staff of medical and marketing personnel and their proprietary algorithm software, which will be used by call center nurses to give accurate and fast information to callers with health problems. CSI will receive an equity interest in the subsidiary prior to permanent financing. The Company has agreed to contribute certain commercial (healthcare-related) contracts to the subsidiary along with $1.5 million to finance start-up costs for this venture. It is anticipated that the subsidiary will obtain its own permanent financing and that the subsidiary will be self-supporting thereafter. It is possible, however, that the Company may be required to assist the subsidiary in its financing efforts, especially in the subsidiary's formative stages. Commencement of operations is dependent on the execution of a definitive agreement between the parties and is also dependent upon the new organization's obtaining permanent financing. Such financing is currently anticipated during the second quarter of 1998.

     Cash flow improved significantly as reflected in the accompanying Statements of Cash Flows. The Company's cash balance at the end of 1997 was $5.2 million, a $4.4 million increase over the comparable period last year. This increase resulted primarily from improved cash flow from operations coupled with net proceeds of $2.7 million from the December 1997 sale of 375,000 units (each unit consisting of two shares of the Company's common stock and two warrants with exercise prices of $4.00 and $4.50, respectively) in a private offering to a single institutional investor. Cash flow from operations totaled $2.7 million for the year ended December 31, 1997, an increase of $2 million when compared with the prior year. A $1,750,000 cash payment under the 1996 Licensing Agreement with MD Foods received in January 1997 explains most of this increase. Stronger collection efforts of trade receivables coupled with the liquidation of a disputed receivable from Tetra Technologies, Inc. (see Note 7 to the Notes to the Financial Statements) resulted in lower outstanding receivables at year-end and improved cash flow. Investments in new capital equipment (including computer hardware and software) aggregated $1.5 million, which was financed in part through the Company's equipment line of credit with the Bank discussed above, capital leases, and the issuance of common stock (through exercise of employees' stock options and the private placement transaction).

     Working capital as of December 31, 1997, was $4.2 million, which represents a $2.8 million increase from the working capital of $1.4 million at December 31, 1996. This increase was the result of a $1,750,000 payment received in connection with the MD Foods Licensing Agreement for the Company's proprietary nonfattening sugar, D-tagatose and the net proceeds of $2.7 million received in connection with the private placement transaction. Offsetting this increase in working capital were decreases in accounts receivable due to stronger collection efforts and the seasonal nature of certain of the Company's reservation and tourism contracts during the last quarter of the year and increases in accounts payable, notes payable and capital lease obligations to finance new business development activities and capital expenditures.

     In November 1995, the Company received a notice of potential liability (the "Notice") from the U.S. EPA regarding a small quantity of hazardous materials shipped in 1988 and 1989 to a site owned and operated by a fully licensed company that was in the business of disposing of such materials. The EPA is conducting an investigation of the source, extent, and the nature of release or threatened release of hazardous substances at this site. The Company's share of the costs should be immaterial. Also see Note 7 of the Notes to the Financial Statements.

     The Company will have continuing capital needs over the next several years to fund its traditional ISD business. In order to effectively compete for new ISD contracts and maintain and expand existing programs, the Company must continuously upgrade its information and telecommunication systems. The equipment will not only expand capacity and capabilities to better service the customer, but it will also increase efficiency in the Company's call center operations. The Company anticipates capital expenditures of over $2 million in 1998 to upgrade systems and develop computer software products to improve its competitive position in both commercial and government markets. The Company will finance these expenditures by utilizing cash proceeds from license fees received from MD Foods in 1996 and 1997 and from the private equity offering discussed above. The Company will continue to seek additional intermediate and long-term financing alternatives to underwrite the capital expenditures needed to keep pace with its long-range business plan. There can be no assurances that the Company will obtain any or all such necessary funding. No dividends were paid in 1997 and none are anticipated in 1998.

                           BIOSPHERICS INCORPORATED


     For now, the Company's research and development and other activities necessary to commercialize its BioTech products will largely be devoted to continuing to assist MD Foods in the development of D-tagatose because of the near-term favorable prospects for this product. Under the 1996 License Agreement, MD Foods has the responsibility for all future marketing and development expenses, including reimbursement to the Company for on-going development and technical support as well as the cost of constructing and operating production plants. Continuing studies of the effectiveness of D-tagatose against diabetes and further development of the Company's safe-for-humans pesticides will be dependent upon many factors, including but not limited to the Company's having sufficient funds and resources to devote to such efforts. The Company is discussing the possibility of licensing the use of D-tagatose as an anti-hyperglycemic agent with a number of pharmaceutical and nutritional products. A similar licensing strategy is planned for the continued development and commercialization of the Company's pesticide products.

     As mentioned above, the Company has agreed to contribute $1.5 million to finance start-up costs for the Healthcare Opportunity. In order for the subsidiary to commence operations and become a self-supporting entity, it will attempt to secure private placement financing aggregating $10 million over the next two years. Initial permanent financing (which is likely to include an equity component) is expected during the second quarter of 1998. Such financing is expected to finance the subsidiary's working capital needs and anticipated operating losses during its first year of operation. Thereafter, the subsidiary will require an additional capital infusion of $5 million, including a working capital line of credit facility. No assurances can be given that the subsidiary will be successful in raising initial permanent financing in 1998 or subsequent follow-on financing.

Year 2000 Compliance

     The Company is in the process of reviewing its core operating and financial systems as well as other internal and external systems that may require modification or upgrade to be made Year 2000 compliant. The Company is in the process of working with its customers and suppliers to identify, modify or upgrade its existing systems which may not be Year 2000 compliant. The Company believes that the cost, if any, of completing the modifications necessary to become Year 2000 compliant will not be material. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

Item 7.  FINANCIAL STATEMENTS

     Financial statements and supplementary data required by this Item 7 follow.


Index to Financial Statements

Statements of Operations for the years ended December 31, 1997, and 1996.................................13
Balance Sheet as of December 31, 1997....................................................................14
Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, and 1996 ...........15
Statements of Cash Flows for the years ended December 31, 1997, and 1996.................................16
Notes to Financial Statements............................................................................17
Report of Independent Accountants........................................................................29

                           BIOSPHERICS INCORPORATED


                            Biospherics Incorporated
                            Statements of Operations



                                                   Years Ended December 31,
                                                ----------------------------
                                                    1997            1996
                                                -------------   ------------
Revenue
  Contract revenue..........................    $12,889,319     $13,050,385
  Licensing revenue.........................        750,000         750,000
                                                -------------   ------------
  Total revenue.............................     13,639,319      13,800,385
                                                -------------   ------------

Operating expense
  Direct contract and operating costs........      9,881,542       9,605,805
  General and administrative expense.........      2,829,065       2,465,762
  Research and development expense...........        557,264         611,139
  Depreciation and amortization expense......        631,451         738,646
                                                -------------   ------------
  Total operating expense....................     13,899,322      13,421,352
                                                -------------   ------------

(Loss) income from operations................       (260,003)        379,033
                                                -------------   ------------

Other income (expense), net
  Interest income (expense)..................         36,088         (87,256)
  Other income (expense).....................            200         (77,159)
                                                -------------   ------------
                                                      36,288        (164,415)
                                                -------------   ------------
(Loss) income from continuing operations
  before income taxes........................       (223,715)        214,618
Income tax (benefit) expense.................        (81,863)         88,052
                                                -------------   ------------
(Loss) income from continuing operations.....       (141,852)        126,566

Loss from discontinued operations, net of
  applicable income tax benefit of $47,659...             --         (75,457)

Gain on disposal of discontinued operations,
  net of applicable income tax expense
  of $11,432.................................             --          17,881
                                                -------------   ------------
Net (loss) income............................    $  (141,852)    $    68,990
                                                -------------   ------------

Net (loss) income per share - basic
  (Loss) income from continuing
    operations..............................     $     (0.02)    $      0.01
  Loss from discontinued operations.........              --              --
                                                -------------   ------------
  Net (loss) income.........................     $     (0.02)    $      0.01
                                                -------------   ------------
                                                -------------   ------------

Net (loss) income per share - diluted
  (Loss) income from continuing
    operations..............................     $     (0.02)    $      0.01
  Loss from discontinued operations.........              --              --
                                                -------------   ------------
  Net (loss) income.........................     $     (0.02)    $      0.01
                                                -------------   ------------
                                                -------------   ------------

Weighted average shares outstanding
  Basic.....................................       8,031,785       7,883,060
                                                -------------   ------------
                                                -------------   ------------
  Diluted...................................       8,031,785       9,760,823
                                                -------------   ------------
                                                -------------   ------------



                 See accompanying notes to financial statements.

                            Biospherics Incorporated
                                  Balance Sheet
                                December 31, 1997

ASSETS
Current assets
  Cash and cash equivalents...........................................  $ 5,228,773
  Trade accounts receivable, net of allowance for doubtful accounts
    of $85,000........................................................    1,425,597
  Costs and estimated earnings in excess of billings on contracts.....       10,750
  Other receivables...................................................      110,313
  Deferred income taxes...............................................      107,996
  Prepaid expenses and other assets...................................      426,529
                                                                        -----------
      Total current assets............................................    7,309,958

  Property and equipment, net of accumulated depreciation
    of $1,668,189.....................................................    3,417,173
  Deferred income taxes...............................................      367,530
  Patents, net of accumulated amortization of $72,435.................      137,006
  Restricted cash-security deposit....................................       27,408
                                                                        -----------
      Total assets....................................................  $11,259,075
                                                                        -----------
                                                                        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank line of credit.................................................  $    10,000
  Accounts payable and accrued expenses...............................    1,486,035
  Accrued salaries and benefits.......................................      579,668
  Notes payable.......................................................      353,442
  Capital lease obligations...........................................      131,743
  Income taxes payable................................................      215,226
  Deferred rent.......................................................      117,259
  Deferred revenue....................................................      175,275
                                                                        -----------
      Total current liabilities.......................................    3,068,648

Notes payable.........................................................      628,878
Capital lease obligations.............................................      403,891
Deferred compensation.................................................       18,869
Deferred income taxes.................................................           --
Deferred rent.........................................................           --
Deferred revenue......................................................    1,000,000
                                                                        -----------
      Total liabilities...............................................    5,120,286
                                                                        -----------

Commitments and contingencies

Redeemable common stock...............................................      325,710
                                                                        -----------
Stockholders' equity
  Preferred stock, $0.01 par value, 2,000,000 shares authorized;
    none issued and outstanding.......................................           --
  Common Stock, $0.005 par value, 18,000,000 shares authorized;
    8,829,190 issued, 8,788,584 outstanding, of which
    3,213,506 shares are classified as redeemable common stock........       28,078
  Paid-in capital in excess of par value..............................    4,403,204
  Treasury stock, 40,606 shares, at cost..............................     (267,369)
  Retained earnings...................................................    1,649,166
                                                                        -----------
      Total stockholders' equity......................................    5,813,079
                                                                        -----------
      Total liabilities and stockholders' equity......................  $11,259,075
                                                                        -----------

                 See accompanying notes to financial statements.

                           Biospherics Incorporated
                 Statements of Changes in Stockholders' Equity



                                         Common Stock          Paid-in           Treasury Stock
                                      -------------------     Capital in     ----------------------     Retained     Stockholders'
                                       Shares     Amount    Excess of Par    Shares        Amount       Earnings        Equity
                                      ---------   -------   -------------   --------     ----------    ----------    -------------

Balance, December 31, 1995..........  7,869,894   $22,926    $  773,050       28,902     $(156,268)    $1,722,028     $2,361,736

 Exercise of employee
  Stock Options.....................     87,574       439       333,670         --            --             --          334,109
 Acquisition of treasury
  stock in connection with
  option exercises..................       --        --            --         15,704      (114,166)          --         (114,166)
 Issuance of treasury stock in
  payment of expense................       --        --            --         (1,600)        8,831           --            8,831
 Net reclassification of redeemable
  common stock......................       --         325         1,950         --            --             --            2,275
 Tax benefit of stock options.......       --        --         201,129         --            --             --          201,129
 Net income.........................       --        --            --           --            --           68,990         68,990
                                      ---------   -------   -------------   --------     ----------    ----------    -------------

Balance, December 31, 1996..........  7,957,468    23,690     1,309,799       43,006       (261,603)    1,791,018      2,862,904

 Issuance of common stock
  Exercise of employee
   stock options....................    146,122       730       545,382         --             --            --          546,112
  Sale of common stock, net of
   offering costs of $312,298, in
   private placement................    750,000     3,750     2,683,952         --             --            --        2,687,702
 Acquisition of treasury stock in
  connection with option exercises..       --        --            --         26,000       (159,250)         --         (159,250)
 Issuance of treasury stock in
  payment of expense................       --        --          10,265       (4,000)        13,735          --           24,000
 Cancellation of treasury stock.....    (24,400)     (122)     (139,627)     (24,400)       139,749          --             --
 Net reclassification for
  redeemable common stock...........       --          30      (158,420)        --             --            --         (158,390)
 Tax benefit of stock options.......       --        --         151,853         --             --            --          151,853
 Net loss...........................       --        --            --           --             --        (141,852)      (141,852)
                                      ---------   -------   -------------   --------     ----------    ----------    -------------

Balance, December 31, 1997..........  8,829,190   $28,078    $4,403,204      40,606       $(267,369)   $1,649,166     $5,813,079
                                      ---------   -------   -------------   --------     ----------    ----------    -------------
                                      ---------   -------   -------------   --------     ----------    ----------    -------------



                 See accompanying notes to financial statements.

                            Biospherics Incorporated
                            Statements of Cash Flows

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                  1997               1996
                                             ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:           $  (141,852)       $  68,990
                                               -------------     -------------
Net (loss) income
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
    Depreciation and amortization..........        634,230           738,646
    Gain from sale of discontinued
      operations...........................           --             (29,313)
    Loss on sale or writedown of assets....        132,128           237,639
    Treasury stock issued in payment
      of expense...........................         24,000             8,831
    Bad debt expense.......................        126,978            13,930
    Deferred income taxes..................       (393,218)         (193,615)
    Changes in assets and liabilities:
      Trade accounts receivable............        463,549          (148,870)
      Costs and estimated earnings in
        excess of billings on contracts....        108,173           (69,893)
      Other receivables....................         83,977           368,416
      Prepaid expenses and other assets....        (21,391)         (208,654)
      Accounts payable and accrued
        expenses...........................        375,900          (154,332)
      Accrued salaries and benefits........         34,007            41,521
      Income taxes payable.................        112,448            36,768
      Deferred rent........................        (84,747)           75,431
      Deferred revenue.....................      1,032,386           (48,572)
      Deferred compensation................        (28,975)          (62,782)
                                               -------------     -------------
Net cash provided by operating activities..      2,457,593           674,141
                                               -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......     (1,511,156)         (820,692)
  Additions to patent costs................         (1,466)          (65,204)
  Proceeds from sale of ELSD, net of cash
    expenses...............................           --             433,216
  Proceeds from sale of property and
    equipment..............................           --              1,131
                                               -------------      ------------
Net cash used for investing activities          (1,512,602)        (451,549)
                                               -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change on bank line of credit........       (225,000)         (86,000)
  Net change in book overdraft.............       (226,883)         183,852
  Proceeds from notes payable..............        915,139          118,878
  Payments on notes payable................       (147,365)         (94,142)
  Payments on capital lease obligations....        (54,639)            --
  Proceeds from issuance of common stock...      3,074,564          219,943
  Tax benefit of stock options exercised...        151,853          201,129
                                               -------------      ------------
  Net cash provided by financing activities      3,487,669          543,660
                                               -------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS        4,432,660          766,252
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.................................          796,113           29,861
                                               -------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $5,228,773        $ 796,113
                                               -------------      ------------
                                               -------------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes (refunded) paid...........      $    46,115        $ (12,220)
  Interest paid..........................      $   108,930        $ 195,158
  Common stock accepted as payment under
    stock option exercises...............      $   159,250        $ 114,166
  Property and equipment financed by
    capital leases.......................      $   590,273        $  --
  Property and equipment financed by
    accounts payable.....................      $   257,995        $  --

                 See accompanying notes to financial statements.

                            Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------



1.     Summary of Significant Accounting Policies

       Significant accounting policies are summarized below.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1997, the Company had approximately $5,120,000 in investments with a maturity of three months or less in one bank, which exceeds FDIC insured limits by $5,020,000.

Receivables

     Four major contracts constitute 64% of the trade accounts receivable, the components of which are 17%, 17%, 17%, and 13%. No other single contract was greater than 10% of total trade accounts receivable.

     Costs and estimated earnings in excess of billings on contracts represent revenues recognized that are not billable as of December 31, 1997, under the terms of the contracts. There are no significant contract retainages as of December 31, 1997.

Use of Estimates and Assumptions

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates and assumptions.

Property and Equipment and Depreciation

     Property and equipment are stated at cost and consist of office furniture and equipment, computer hardware and software, leasehold improvements, and capital leases. Computer hardware and software include the cost of internally developed software programs which have long-term benefits. It is the Company's policy to capitalize software developed for internal use. The Company computes depreciation and amortization under the straight line method over the following estimated useful lives of the related assets.

Office furniture and equipment .............   3 to 10 years
Computer hardware and software .............         5 years

     Leasehold improvements are depreciated or amortized over the lesser of the term of the related lease or the estimated useful lives of the assets (generally 5 to 10 years). Major additions, improvements and renewals are capitalized and ordinary repairs, maintenance, and renewals are expensed in the year incurred. Gains or losses from the sale or retirement of property and equipment result from the difference between sales proceeds (if any), and the assets' net book value, and are recorded in the Statement of Operations.

Patent Costs

     Legal costs incurred in connection with patent applications and costs of acquiring patents are capitalized when incurred. When patents are granted, costs are amortized over a term representing the lesser of the life of the patent or the projected sales period of the product or process.

                            Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------


Deferred Costs

     The Company defers pre-contract costs attributable to certain contracts. These costs have been predominantly composed of direct internal and external costs incurred to develop software used to operate the Company's call centers. The costs are charged to the contract over the related term of the contract.

Long Lived Assets

     The Company assesses the potential impairment of long-lived assets, when events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company recorded a loss in connection with the write-down of impaired assets of $132,128 in 1997 and $237,639 in 1996 associated with computer hardware and software technologies. The Company uses an estimate of its future undiscounted cash flows to evaluate whether the long-lived assets are recoverable. The amount of impairment, if any, is measured based on projected discounted cash flows.

Deferred Rent

     The Company entered into a lease for its headquarters and research facilities in 1987. The excess of the rent expense over the cash payments for rent is recorded as deferred rent and is being amortized over the life of the lease.

Revenue Recognition

     Revenue is recognized using the following methods depending upon the terms of the contracts: time and materials, fixed price, or cost-plus-fixed-fee. Revenue recognized under time and materials contracts is based upon direct labor hours and other direct costs incurred. Revenue for fixed-price contracts is recognized using the percentage-of-completion and unit-of-delivery methods. Revenue for cost-plus-fixed-fee contracts is recognized based on the allowable total costs incurred plus a pro rata share of the fee. Losses, if any, on contracts are recorded during the period when first determined.

License Fees and Advance Royalties

     License fees and royalties are recognized as revenue over the fixed term of the contract. Non-refundable fees are recognized when they are earned in accordance with the applicable contractual terms. Payments received that are related to future performance are deferred and recorded as revenue as they are earned over contractually specified future performance periods. Included in deferred revenue at December 31, 1997, is the amount of $1,000,000 attributable to a non-refundable advance against future royalties from a licensing agreement. See Note 7. Pursuant to the contractual terms, the advance will be recovered and therefore recognized as revenue at the rate of 50% of such future royalties. As commercialization of the products subject to the royalties is not expected until the year 2000, the deferred revenue has been classified as noncurrent.

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

                            Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------


Fair Value Information

     The estimated fair value of the Company's financial instruments, which include cash, receivables, accounts payable, long-term notes payable, and short-term notes payable reported in the balance sheet approximate their carrying value.

Net Income (Loss) Per Share

     In 1997, the Company adopted SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share have been computed by dividing net income
(loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per common share have been computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Common stock equivalents are omitted from the calculation when their inclusion would have an anti-dilutive effect. Net income (loss) as reported is available to common stockholders. Dilutive securities consist of options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Earnings per share for all other periods presented have been restated to conform to SFAS No. 128.

     The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings (loss) per share with the comparable amount for diluted earnings (loss) per share.

                                                                            1997        1996
                                                                          ---------   ---------
Weighted average shares outstanding for basic earnings (loss) per share   8,031,785   7,883,060
Weighted average dilutive common stock equivalents ....................        --     1,877,763
                                                                          ---------   ---------
Weighted average shares and common stock equivalents
   outstanding for dilutive earnings (loss) per share .................   8,031,785   9,760,823
                                                                          ---------   ---------
                                                                          ---------   ---------

New Accounting Standards

     The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, Reporting Comprehensive Income, requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to operating segments of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.

2.     Discontinued Operations

     On January 5, 1996, the Board of Directors of the Company approved a formal plan to sell the net assets of the Environmental and Laboratory Services Division ("ELSD") because of a continuing lack of profitability and diminishing opportunity for profitable new sales. On February 27, 1996, the Company entered into an agreement to sell the net assets of ELSD, except for certain receivables retained by the Company relating to completed contracts. The sale closed on February 29, 1996. The purchase price equaled the book value of substantially all ELSD Beltsville branch assets, less certain liabilities, plus $113,000 of goodwill. The aggregate net proceeds received for the sale and liquidation of remaining assets were $433,000. Revenue attributable to ELSD was $246,007 for the year ended December 31, 1996.

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------



3.     Property and Equipment

     The components of property and equipment as of December 31, 1997, at cost are:

Office furniture and equipment                                 $403,933
Computer hardware and software                                3,782,955
Leasehold improvements                                          308,201
Capital leases                                                  590,273
                                                         ---------------
                                                              5,085,362
Accumulated depreciation                                    (1,668,189)
                                                         ---------------

Property and equipment, net                                  $3,417,173
                                                         ---------------

     Included in computer software is $120,000 paid to Clinical Solutions, Inc. See Note 7.

4.     Debt

       Line of Credit

     In May 1997, the Company renewed its Loan Agreement with NationsBank N.A. (the "Bank"). The Loan Agreement, which expires on May 31, 1998, provides for borrowings of up to $2 million, subject to an advance rate as defined in the Agreement. Amounts outstanding under the Agreement aggregated $10,000 as of December 31, 1997, and $235,000 as of December 31, 1996, accrue interest at the Bank's prime rate plus .75% per annum (9.25% at December 31, 1997, and 9.0% at December 31, 1996) and are collateralized by the Company's eligible accounts receivable. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in violation of the cash flow debt covenant as of December 31, 1997. The violation was waived by the Bank. In addition, the Bank revised the cash flow coverage covenant to be calculated annually rather than quarterly. The amount of $1,159,486 and $1,765,000 was available under this Agreement at December 31, 1997, and 1996, respectively.

       Notes Payable to Bank

     On May 31, 1997, the Company entered into an Equipment Line of Credit Agreement ("Equipment Line") with the Bank to assist in financing equipment purchases related to new contracts. The Equipment Line consists of a series of loans for the acquisition of computer hardware and telecommunication equipment not to exceed a maximum aggregate amount of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points at the time of loan origination. The facility is collateralized by the equipment purchased with the loan proceeds. As part of this Equipment Line, the Company has entered into the following notes payable with the Bank:

                                                                       Principal Payments
                      Original   Interest Rate      Balance       ------------------------------
  Date of Note         Amount      Per Annum     As of 12/31/97     1998      1999       2000
------------------   ---------   -------------   --------------   --------   --------   --------
October 12, 1995      $200,000       8.55%          $ 54,216      $ 54,216   $     --   $     --
April 15, 1996        $118,878       8.81%            52,834        39,626     13,208         --
August 31, 1997       $112,724       8.78%           100,200        37,575     37,575     25,050
December 3, 1997      $302,415       8.59%           294,014       100,805    100,805     92,404
                                                 --------------   --------   --------   --------
                                                    $501,264      $232,222   $151,588   $117,454
                                                 --------------   --------   --------   --------

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------



       Notes Payable to ORIX

     In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $481,056 at December 31, 1997, of which $121,220 matures in 1998, $135,248 matures in 1999 and
$224,588 matures in 2000. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

       Other

     On January 14, 1998, the Company issued a $500,000 irrevocable letter of credit payable in favor of the U.S. Department of Interior (National Park Service) as a contract performance requirement under the contract awarded in December 1997.

     Included in accounts payable are the amounts of $298,523 and $404,396 related to book overdrafts at December 31, 1997, and 1996, respectively.

5.     Private Placement

     On December 12, 1997, the Company sold 375,000 units for $3 million (each unit consisting of two shares of common stock and two warrants with exercise prices of $4.00 and $4.50, respectively) in a private offering to a single institutional investor. Net of offering costs of $312,298, the placement resulted in proceeds to the Company of $2,687,702. The transaction was effected in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as established by the U.S. Securities and Exchange Commission ("SEC") and the Securities Act of 1933. The warrants are exercisable for a three-year period after the date of closing. The Company is obligated to file, and has filed, a Registration Statement on Form S-3 with the SEC for the resale of all registrable securities covered by this transaction.

6.     Income Taxes

     The provision (benefit) for income taxes in 1997 and 1996 consists of:

                                         Year Ended December 31,
                                        -------------------------
                                            1997          1996
                                        -----------   -----------
Current
    Federal                               $254,152      $209,370
    State                                   56,264        46,349
                                        -----------   -----------

Total current provision                    310,416       255,719
                                        -----------   -----------
Deferred
    Federal                               (321,177)     (137,278)
    State                                  (71,102)      (30,389)
                                        -----------   -----------

Total deferred benefit                    (392,279)     (167,667)
                                        -----------   -----------

Total income tax expense                 $ (81,863)    $  88,052
                                        -----------   -----------

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------



     The tax effect of significant temporary differences representing deferred tax assets as of December 31, 1997, is as follows:

                                       Current     Non-Current
                                      ---------    -----------
Depreciation and amortization         $      --     $  45,704
Deferred compensation                    (7,287)           --
Deferred rent                           (45,285)           --
Accrued vacation                        (32,082)           --
Allowance for doubtful accounts         (32,827)           --
Deferred revenue                             --      (386,200)
Organization costs                           --       (27,034)
Other                                     9,485            --
                                      ---------    -----------
Deferred tax (asset) liability        $(107,996)    $(367,530)
                                      ---------    -----------

     Differences between the effective income tax rates and the U.S. Federal statutory rates for 1997 and 1996 are as follows:

                                             1997          1996
                                           ---------    -----------
U.S. Federal income tax rate at 34%         $(76,063)      $72,971
State taxes, net of federal tax benefit       (9,793)       10,533
Expenses not deductible for tax purposes       3,993         4,548
                                           ---------    -----------
Income tax (benefit) expense                $(81,863)      $88,052
                                           ---------    -----------

7.     Commitments and Contingencies

       Government Contracts

     The financial statements include revenues under U.S. Government contracts that are subject to post award audits and potential price redeterminations. The Defense Contracts Audit Agency ("DCAA") has completed its audits for all years through 1996. The Company believes that no material adjustments to the financial statements will arise from the unaudited years.

     The principal portion of the Company's revenue has been generated traditionally by the Information Services Division. Several of the Company's contracts that provide these revenues (principally contracts with the U.S. Government) are subject to protest proceedings. These contracts are awarded pursuant to a competitive bidding process. In some cases, the Company is the apparent successful bidder for such a contract but one or more unsuccessful parties have filed protests challenging the final award of these contracts to the Company. In other cases, another party is the apparent successful bidder for such a contract and the Company has filed a protest challenging the final award of a contract. In all cases, the Company is the incumbent prime or subcontractor on each of these contracts.

       Leases

     The Company has various commitments under capital and operating leases through 2008 relating to computer hardware and software, office equipment, its call center facility in Cumberland, Maryland, and its call center and administrative offices in Beltsville, Maryland.

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------


     Future minimum rentals as of December 31, 1997, under noncancellable leases are as follows:

                                             Capital     Operating
Year Ending December 31,                     Leases       Leases
------------------------                   ----------   -----------
1998                                        $207,566     $1,091,446
1999                                         206,364        810,187
2000                                         149,803        719,607
2001                                         108,582        623,914
2002                                          69,655        560,905
Thereafter                                        --      3,091,189
                                           ----------   -----------
                                             741,970     $6,897,248
                                                        -----------
                                                        -----------
Less: executing costs                         64,762
Less: amount representing interest           141,574
                                           ----------
Capital lease obligations                    535,634
Less current portion                         131,743
                                           ----------
Long-term obligations                       $403,891
                                           ----------
                                           ----------


     These future minimum rentals do not include CPI adjustments to which some of the leases are subject. The Company incurred rental expenses of $1,478,179 in 1997 and $1,469,197 in 1996 under operating leases.

     The Company recorded rental income of $511,866 in 1997 and $518,337 in 1996, under sublease agreements, which is offset against rent expense in the accompanying financial statements. Future minimum receipts under sublease agreements in 1998 are $80,296.

         Related Party Transactions

         Stock Redemption Agreements

     In August 1978, the Company, with stockholders' approval, entered into agreements, which were restated on January 15, 1996, with two officer-stockholders who beneficially own over 35% of the outstanding common stock. Under the agreement, upon their deaths, the Company may be required to redeem from their estates the number of shares of the Company's stock necessary to pay estate taxes and administrative expenses of the estate, if any, up to $5,000,000. Shares would be redeemed at the then-current market price. The Company is the beneficiary to an insurance policy on the lives of the two officer-stockholders, which the Company maintains to provide benefits of $5,000,000 for this agreement.

         Employee Contract

     The Company has entered into an employment agreement with its Chairman, President and CEO that provides for certain benefits should he be terminated within the terms of the agreement for other than specific reasons. Benefits to be provided under this agreement include continued life, disability, accident and health insurance and severance payments equal to his annual base compensation through the term of the agreement. The agreement expires on December 31, 1999. The maximum contingent liability under this agreement as of December 31, 1997, aggregates approximately $535,000.

         Deferred Compensation and Consulting Agreements

     The Company has entered into agreements with two officer-stockholders, who own over 35% of the outstanding common stock as of December 31, 1997, whereby the officer-stockholders agreed to serve as full-time employees of the Company until their respective retirements. Under the agreements, upon retirement, the officer-stockholders will receive deferred compensation equal to 70% of their average annual total compensation less the assumed returns from

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------

investment of their funded pension plans and their social security payments. The deferred compensation plan is unfunded. During 1997 and 1996, the deferred compensation liability was reduced by $28,975 and $62,782, respectively, as determined by actuarial calculation. Upon completion of their employment, the officer-stockholders also agreed to serve as consultants to the Company on a minimum part-time, plus as-needed basis, at a specified daily rate.

         Other

     In December 1996, the Company instituted suit against Tetra Technologies, Inc. ("Tetra") in the Court of Common Pleas in Allegheny County, Pennsylvania. The suit alleged a breach by Tetra of its obligations to make minimum royalty payments to the Company as required by a 1991 agreement to which the Company transferred certain technology rights to Tetra ("the 1991 Agreement"). The complaint demanded damages in the amount of approximately $100,000, which was the amount recorded as a receivable from Tetra as of December 31, 1996. Tetra filed a counterclaim alleging various breaches of the 1991 agreement by the Company. This matter was settled in 1997. All counterclaims filed by Tetra against the Company were dismissed.

     On May 15, 1997, at the Company's Annual Meeting, the Shareholders approved a plan to convert the Information Services Division into a subsidiary. When formed, the new subsidiary will focus on the expansion of its healthcare business into nurse triage/demand management. In December 1997, the Company announced plans to expand its traditional information services business to include providing demand management information services to HMO's, other group health organization, insurers, and employees in company health plans (the "Healthcare Opportunity"). The Company has signed a letter of intent with Clinical Solutions, Incorporated (CSI) of Menlo Park, California, which will combine the Company's healthcare oriented call center operations with CSI's staff of medical and marketing personnel and their proprietary algorithm software, which will be used by call center nurses to give accurate and fast information to callers with health problems. CSI will receive an equity interest in the subsidiary. The Company has agreed to contribute certain commercial (healthcare-related) contracts to the subsidiary along with $1.5 million to finance start-up costs for this venture. Commencement of operations is dependent on the execution of a definitive agreement between the parties and is also dependent upon the new organization's obtaining permanent financing. Such financing is currently anticipated near the end of the first quarter of 1998 or the beginning of the second quarter of 1998.

     On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener. The Company received a non-refundable $750,000 initial partial payment on signing. This $750,000 is classified as licensing revenue in the 1996 financial statements. The Company received an additional payment of $1,750,000 on January 6, 1997, subsequent to the successful completion of MD Foods' due diligence. The $750,000 of $1,750,000 received on January 6, 1997, completes the initial non-refundable payment, and has been classified as licensing revenue in the first quarter of 1997. The remaining $1 million of the $1,750,000 received has been classified as deferred revenue in the accompanying financial statement as this represents a non-refundable advance against future royalties, recoverable and to be recognized as revenue, at the rate of 50% of such annual royalties. The term of the MD Foods Agreement is five years after the expiration of the last to expire U.S. patent covering the licensed product and/or the licensed process for manufacturing D-tagatose. The Company has two U.S. patents covering the proprietary method for the manufacture of D-tagatose which expire on July 19, 2009, and March 25, 2111, respectively. Full running royalties will be paid to the Company on sales, which the Company believes will begin when the first full-scale production plant for D-tagatose is scheduled to become operational. MD Foods has advised the Company that the decision to proceed with plant construction will be deferred until GRAS affirmation is desired by MD Foods in the United States, currently anticipated in 1998. Under the terms of the agreement, MD Foods Ingredients has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European Countries and costs of production and sales. In addition, MD Foods will support Biospherics' efforts toward commercializing D-tagatose to the extent of approximately $200,000 per year for 1996/1997 and 1997/1998.

     In November 1995, the Company received a notice of potential liability (the "Notice") from the U.S. EPA regarding a small quantity of hazardous materials shipped in 1988 and 1989 to a site owned and operated by a fully

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------

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

     The Company is also a party to other legal actions arising in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

8.       Stock Option Plan

     The Company has an Employees' Nonqualified Stock Option Plan (the "Plan"), whereby options may be granted to officers, directors, and other key employees to purchase up to 4,400,000 shares of common stock in amounts determined by the Board of Directors through May 14, 1997. Options may be granted at a price not less than 50% of the fair market value of the stock on the date the options are granted and for a term not to exceed five years and one month from the date of grant. The Board of Directors determines the vesting period of options granted which is generally five years. To date, all options granted, except for those part of an anti-hostile takeover plan explained below, have been at the then-publicly quoted price of the stock. During 1997, 100,000 options were conditionally granted subject to shareholder approval of the new Biospherics Incorporated 1997 Stock Option Plan, which will be voted on at the May 15, 1998, Annual Meeting of Stockholders. The 1997 Stock Option Plan will provide for the purchase of up to 400,000 shares of common stock. Activity for the two years ended December 31, 1997, is shown below:

                                                           1997                           1996
                                                         Weighted                       Weighted
                                                         Average                         Average
                                          1997           Exercise         1996          Exercise
                                         Shares           Price          Shares           Price
                                     ---------------   -----------   ---------------   ----------
Outstanding at beginning of year        2,896,872         $2.25         2,927,446         $2.27
  Granted                                 100,000         $6.34           165,000         $6.91
  Exercised                              (146,122)        $3.74           (87,574)        $3.82
  Expired or forefeited                   (30,000)        $4.49          (108,000)        $3.88
                                     ---------------   -----------   ---------------   ----------
Outstanding at end of year              2,820,750         $2.48         2,896,872         $2.43
Exercisable at end of year                591,125                         637,372
Available for grant at end of year        300,000                       1,342,200

Price range of options
  Outstanding                         $1.43 to $7.25                  $1.43 to $7.25
  Exercised                           $2.88 to $5.25                  $2.88 to $5.25
  Expired or forefeited               $2.88 to $7.13                  $2.88 to $5.25
Weighted average fair value of
options granted during the year            $3.82                           $4.15

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------

     The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                     Number of Options     Weighted Average
Range of Exercise     Outstanding at           Remaining        Weighted Average
     Price               12/31/97          Contractual Life      Exercise Price
-----------------   -------------------   -------------------   -----------------
$1.43                   2,000,000(1)             1.96                 $1.43
$2.88-4.00                214,900                1.97                 $3.08
$4.68-7.00                505,350                3.36                 $5.39
$7.12-7.25                100,500                3.81                 $7.19
-----------------   -------------------   -------------------   -----------------
$1.43-7.25              2,820,750                2.28                 $2.48
-----------------   -------------------   -------------------   -----------------

(1) On November 18, 1994, two officer-shareholders were each granted options to purchase 1,000,000 shares of common stock of the Company at $1.4375 per share subject to two conditions. The options will be exercised in the event that both
(i) a third party acquires 5% or more of the issued and outstanding common stock of the Company and (ii) the exercise is approved by the Board of Directors of the Company. The options expire on December 15, 1999. This plan was put in place not for compensatory purposes but as a means of protecting shareholder value against unsolicited offers deemed inadequate by the Board of Directors and to help ensure fair and equal treatment of all shareholders.

       The following table summarized information with respect to stock options exercisable at December 31, 1997:


Year of Option                       Weighted Average
  Expiration     Number of Options    Exercise Price    Price Range
--------------   -----------------   ----------------   -----------
     1998              16,400             $3.40          $3.25-3.50
     1999             104,250             $2.88               $2.88
     2000             353,350             $4.83          $3.31-6.19
     2001              76,125             $7.22          $7.13-7.25
     2002              41,000             $7.00               $7.00
--------------   -----------------   ----------------   -----------
  All Years           591,125             $4.91          $2.88-7.25
--------------   -----------------   ----------------   -----------

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, because the exercise price of options granted has been at market price, no compensation cost has been recognized. The Company elected the disclosure only presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted at fair market value. To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarizes the assumptions used and the pro-forma net
(loss) income and net (loss) income per share resulting from applying SFAS 123.


                                                                   1997              1996
                                                                ------------     -------------
Net (loss) income                              As reported      $(141,852)          $68,990
                                               Pro forma        $(516,187)        $(217,825)

Net (loss) income per share - basic            As reported        $(0.02)             $0.01
                                               Pro forma          $(0.06)            $(0.02)

Net (loss) income per share - diluted          As reported        $(0.02)             $0.01
                                               Pro forma          $(0.06)            $(0.02)

Expected life (years)                                                  4                  4
Risk-free interest rate                                             6.48%              6.26%
Volatility                                                            75%                75%
Dividend yield                                                       0.0%               0.0%
Weighted average remaining contractual
         life (years)                                                4.9                4.7
Weighted average fair value at date of grant                       $3.82              $4.15
Weighted average exercise price                                    $6.34              $6.91

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------


9.       Employee Benefit Plans

     Effective January 1, 1990, the Company established the Biospherics Incorporated 401(k) Retirement Plan. The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed 1 year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

     Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant's contribution or 2 1/2% of the participant's eligible compensation, whichever is less. The Company may, at its own discretion, make additional matching contributions to participants. Company contributions, net of forfeitures, amounted to $66,761 in 1997 and $51,843 in 1996.

10.      Information by Business Segment

     Financial information by business segment for the years ended December 31, 1997, and 1996 are summarized below.


                                                                        Years Ended December 31,
                                                                        (Dollars in thousands)
                                                                       ------------------------
                                                                           1997         1996
                                                                       -----------   ----------
Revenues                  Information Services Division                  $12,677       $12,980
                          BioTech Programs Unit                              962           820
                                                                       -----------   ----------
                          Total revenues                                 $13,639       $13,800
                                                                       -----------   ----------

Operating Profit (Loss)   Information Services Division                  $  (724)      $   204
  and Income (Loss)       BioTech Programs Unit                              475           175
                                                                       -----------   ----------
  Before Income Taxes     Total operating profit                            (249)          379
                            Interest income (expense)                         36           (77)
                            Other income (expense)                            --           (87)
                                                                       -----------   ----------
                          Income (loss) from continuing operations
                            before income taxes                          $  (213)      $   215
                                                                       -----------   ----------

Identifiable Assets       Information Services Division                  $ 4,307       $ 3,291
                          BioTech Programs Unit                              229         1,152
                          General corporate assets                         6,332         1,158
                                                                       -----------   ----------
                          Total assets                                   $10,868       $ 5,601
                                                                       -----------   ----------

Capital                   Information Services Division                  $ 1,716       $   521
  Expenditures            BioTech Programs Unit                               --            15
                          General corporate assets                            53           285
                                                                       -----------   ----------
                          Total assets                                   $ 1,769       $   821
                                                                       -----------   ----------

Depreciation              Information Services Division                  $   480       $   554
  and Amortization        BioTech Programs Unit                               23            31
                          General corporate assets                           131           153
                                                                       -----------   ----------
                          Total depreciation and amortization            $   634       $   738
                                                                       -----------   ----------




     The Information Services Division ("ISD") provides computerized medical data collection, clinical trial management, reservation services, report and publication writing and editing, development of programmatic concepts in public health information and education, database management, and computer-assisted health resource information. During 1997, government and commercial business accounted for approximately 68% and 32%, respectively, of ISD's business compared with 51% and 49%, respectively, in 1996. During 1997, the Company recognized revenue from four

                           Biospherics Incorporated
                          Notes to Financial Statements
                                    ---------

of its customers, Federal Information Center ("FIC"), Pharmacia & Upjohn, U.S. Department of Agriculture ("Forest Service"), and Corporation for National Service ("AmeriCorps"), representing 19%, 13%, 12%, and 11%, respectively, of the total Company revenues. During 1996, the Company recognized 20% and 18% of its total revenues from Parke-Davis and FIC, respectively.

     The BioTech Programs Unit has invented and patented for the Company the use of D-tagatose as a low-calorie sweetener and has invented and patented safe-for-humans pesticides. The Company also has filed for patents on other inventions. In 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener (see Note
7).

     Operating profit consists of revenue less operating expenses. In computing operating profit, interest expense and income taxes were not deducted.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biospherics Incorporated as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
February 20, 1998

                            Biospherics Incorporated
                                   ----------

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


Items 9 through 12.

     Information required by Part III (Items 9 through 12) of this Form 10-KSB is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (3)      Articles of Incorporation and Bylaws of the Company
                  (incorporated by reference to the Company's Annual Proxy
                  Statement of May 15, 1992, as filed with the Commission)

         (10.1)   Supplemental Executive Retirement Plan Agreement dated as of
                  February 17, 1993, by and between Gilbert V. Levin and the
                  Company (incorporated by reference to Form 10-KSB filed March
                  31, 1993)

         (10.2)   Supplemental Executive Retirement Plan Agreement dated as of
                  February 17, 1993, by and between M. Karen Levin and the
                  Company (incorporated by reference to Form 10-KSB filed March
                  31, 1993)

         (10.3) Consulting Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)

         (10.4) Consulting Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)

         (10.5) Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1996)

         (10.5.1) Amendment to Employment Agreement dated as of November 17,
                  1995, by and between Gilbert V. Levin and the Company (filed herewith)

         (10.6)   Restated Stock Redemption Agreement dated as of January 15,
                  1996, by and between Gilbert V. Levin, M. Karen Levin, and the Company (incorporated by reference to Form 10-KSB filed
                  March 31, 1996)

         (10.7)   Asset Purchase Agreement dated February 27, 1996, by and
                  between the Company and ManTech International Corporation
                  (incorporated by reference to Form 10-KSB filed March 31,
                  1996)

         (10.8)   Agreement and License between the Company and MD Foods
                  Ingredients Amba.

         (10.9) Securities Purchase Agreement dated as of December 12, 1997, by and between the Company and RGC International Investors, LDC, c/o Rose Glen Capital Management, L.P. (incorporated by reference to Form 8-K filed December 18, 1997).

         (23)     Consent of Coopers & Lybrand L.L.P.

         (27)     Financial Data Schedule (included only with electronic filing)


         (b)      Reports on Form 8-K

         On December 18, 1997, the Company filed a report on Form 8-K dated December 12, 1997, pursuant to Item 5 thereof, to report the completion of a $3 million private offering of units consisting of shares of its common stock and warrants.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Biospherics Incorporated
                                      ------------------------
                                             (Registrant)


Date:  February 19, 1998       By:  /s/  Gilbert V. Levin
       -----------------                 -----------------
                                         Gilbert V. Levin
                                         Chairman of the Board, President &
                                           Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Gilbert V. Levin                            Chairman of the                      February 19, 1998
--------------------------------------           Board, President, and
Gilbert V. Levin                                 Treasurer
                                                 (Principal Executive Officer)


/s/  M. Karen Levin                              Director, Vice President for         February 19, 1998
--------------------------------------           Communications, Secretary
M. Karen Levin


/s/  Jeffrey W. Church                           Executive Vice President and           February 19, 1998
--------------------------------------           Chief Financial Officer
Jeffrey W. Church                                (Principal Financial and
                                                 Accounting Officer)

/s/  Lionel V. Baldwin                           Director                               February 19, 1998
--------------------------------------
Lionel V. Baldwin


/s/  David A. Blake                              Director                               February 19, 1998
--------------------------------------
David A. Blake


/s/  A. Bruce Cleveland                          Director                               February 19, 1998
--------------------------------------
A. Bruce Cleveland


/s/  George S. Jenkins                           Director                               February 19, 1998
--------------------------------------
George S. Jenkins


/s/  Anne S. MacLeod                             Director                               February 19, 1998
--------------------------------------
Anne S. MacLeod


/s/  Rita R. Colwell                             Director                               February 19, 1998
--------------------------------------
Rita R. Colwell