Form 10QSB
period 1998-03-31
BIOSPHERICS INC
filed 1998-05-14
CIK 12239

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to _______


Commission file number   0-5576
                        --------------------


                BIOSPHERICS-Registered Trademark- INCORPORATED

-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




         Delaware                                           52-0849320
---------------------------------               ------------------------------
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

Indicate the number of shares outstanding of each of the Registrant's class of Common Stock, as of the latest practicable date.

              Class                           Outstanding as of March 31, 1998
--------------------------------------       ----------------------------------
     Common Stock, $0.005 par value                   8,788,584 shares



Transitional Small Business Disclosure Format (Check One):   Yes [  ]    No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            Biospherics Incorporated

                                -------------

                                   Form 10-QSB
                      For the Quarter Ended March 31, 1998

                                      Index

Part I.  Financial Information                                                                                Page No.
                                                                                                              --------
Item 1.    Financial Statements (Unaudited)


           Statements of Operations for the three-month periods ended
           March 31, 1998 and 1997............................................................................     3

           Balance Sheets as of March 31, 1998 and December 31, 1997..........................................     4

           Statements of Cash Flows for the three-month periods ended
           March 31, 1998 and 1997............................................................................     5

           Notes to Financial Statements......................................................................     6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............     8

Part II.  Other Information


Item 6.    Exhibits and Reports on Form 8-K...................................................................    10

Signatures ..................................................................................................     11


                           Biospherics Incorporated

                                -------------

Part I.  Financial Information

Item 1.    Financial Statements

                            Statements of Operations
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                            1998                1997
                                                                          ----------        ----------
Revenue
  Contract revenue                                                        $3,527,923        $3,519,774
  Licensing fee revenue                                                            -           750,000
                                                                          ----------        ----------
  Total revenue                                                            3,527,923         4,269,774
                                                                          ----------        ----------
Operating expense
  Direct contract and operating costs                                      2,458,974         2,532,843
  Selling, general and administrative expense                                891,542           823,490
  Research and development expense                                            64,184            93,892
  Depreciation and amortization expense                                      201,878           184,312
                                                                          ----------        ----------
  Total operating expense                                                  3,616,578         3,634,537
                                                                          ----------        ----------
(Loss) income from operations                                                (68,655)          635,237
                                                                          ----------        ----------

Other income
  Interest, net                                                               10,654             2,218
  Other, net                                                                       -               200
                                                                          ----------        ----------
                                                                              10,654             2,418
                                                                          ----------        ----------

(Loss) income before income taxes                                            (78,001)          637,655
Income tax (benefit) expense                                                 (28,990)          223,179
                                                                          ----------        ----------

Net (loss) income                                                         $  (49,011)       $  414,476
                                                                          ----------        ----------
                                                                          ----------        ----------

Net (loss) income per share - basic                                       $    (0.01)       $     0.05
                                                                          ----------        ----------
                                                                          ----------        ----------
Net (loss) income per share - diluted                                     $    (0.01)       $     0.04
                                                                          ----------        ----------
                                                                          ----------        ----------

Weighted average shares outstanding - basic                                8,788,584         7,930,956
                                                                          ----------        ----------
                                                                          ----------        ----------
Weighted average shares outstanding - diluted                              8,788,584         9,918,160
                                                                          ----------        ----------
                                                                          ----------        ----------

               See accompanying notes to financial statements.

                           Biospherics Incorporated

                                   --------

                                 Balance Sheets

                                                                      March 31, 1998        December 31, 1997
ASSETS                                                                  (Unaudited)
                                                                      --------------        -----------------
Current assets
  Cash and cash equivalents                                            $ 4,338,319              $ 5,228,773
  Trade accounts receivable, net of allowance for doubtful
    accounts of $70,000 and $85,000                                      2,109,821                1,425,597
  Costs and estimated earnings in excess of billings on contracts           48,493                   10,750
  Other receivables                                                        100,815                  110,313
  Deferred income taxes                                                    131,059                  107,996
  Prepaid expenses and other assets                                        399,927                  426,529
                                                                       -----------              -----------
    Total current assets                                                 7,128,434                7,309,958

Property and equipment, net of accumulated depreciation of
  $1,866,749 and $1,668,189                                              4,823,713                3,417,173
Deferred income taxes                                                      373,457                  367,530
Patents, net of accumulated amortization of $75,753 and $72,435            133,688                  137,006
Restricted cash-security deposits                                           27,408                   27,408
                                                                       -----------              -----------
    Total assets                                                       $12,486,700              $11,259,075
                                                                       -----------              -----------
                                                                       -----------              -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank line of credit                                                  $ 1,010,609              $    10,000
  Accounts payable and accrued expenses                                  1,875,106                1,486,035
  Accrued salaries and benefits                                            709,183                  579,668
  Notes payable                                                            338,882                  353,442
  Capital lease obligations                                                150,744                  131,743
  Income taxes payable                                                      70,226                  215,226
  Deferred rent                                                             16,865                  117,259
  Deferred revenue                                                         228,732                  175,275
                                                                       -----------              -----------
    Total current liabilities                                            4,400,347                3,068,648

Notes payable                                                              551,940                  628,878
Capital lease obligations                                                  443,763                  403,891
Deferred compensation                                                       19,261                   18,869
Deferred revenue                                                         1,000,000                1,000,000
                                                                       -----------              -----------
    Total liabilities                                                    6,415,311                5,120,286
                                                                       -----------              -----------

Commitments and contingencies

Redeemable common stock                                                    325,710                  325,710
                                                                       -----------              -----------

Stockholders' equity
  Preferred stock, $0.01 par value, 2,000,000 shares authorized;
    none issued and outstanding                                                  -                        -
  Common stock, $.005 par value, 18,000,000 shares authorized;
    8,829,190 issued, 8,788,584 shares outstanding, of which
    3,213,506 shares are classified as redeemable common stock              28,078                   28,078
  Paid-in capital in excess of par value                                 4,384,815                4,403,204
  Treasury stock, 40,606 shares, at cost                                  (267,369)                (267,369)
  Retained earnings                                                      1,600,155                1,649,166
                                                                       -----------              -----------
    Total stockholders' equity                                           5,745,679                5,813,079
                                                                       -----------              -----------
    Total liabilities and stockholders' equity                         $12,486,700              $11,259,075
                                                                       -----------              -----------
                                                                       -----------              -----------

               See accompanying notes to financial statements.

                            Biospherics Incorporated

                                -------------

                            Statements of Cash Flows
                                   (Unaudited)


                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                            1998                1997
                                                                          ----------        ----------
Cash flows from operating activities
Net (loss) income                                                         $   (49,011)      $  414,476
Adjustment to reconcile net (loss) income to net cash (used for)
  provided by operating activities:
    Depreciation and amortization                                             201,878          184,312
    Loss on sale or writedown of assets                                             -          120,716
    Provision for uncollectible accounts receivable                           (15,000)           5,067
    Changes in assets and liabilities:
      Trade accounts receivable                                              (669,224)        (595,818)
      Costs and estimated earnings in excess of billings on contracts         (37,743)         (91,478)
      Other receivables                                                         9,498           28,594
      Deferred income tax asset                                               (28,990)               -
      Prepaid expenses and other assets                                        26,602           12,152
      Accounts payable and accrued expenses                                   468,029           81,868
      Accrued salaries and benefits                                           129,515           87,408
      Income taxes payable                                                   (145,000)         180,679
      Deferred rent                                                          (100,394)         (32,847)
      Deferred revenue                                                         53,457        1,148,102
      Deferred compensation                                                       392                -
                                                                          -----------       ----------

Net cash (used for) provided by operating activities                         (155,991)       1,543,231
                                                                          -----------       ----------

Cash flows from investing activities
    Purchases of property and equipment                                    (1,514,805)         (54,961)
    Additions to patent costs                                                       -           (1,446)
                                                                          -----------       ----------

Net cash used for investing activities                                     (1,514,805)         (56,407)
                                                                          -----------       ----------

Cash flows from financing activities
    Net change on bank line of credit                                       1,000,609          275,000
    Net change in book overdraft                                              (78,958)          66,730
    Payments on notes payable                                                 (91,498)         (26,321)
    Payments on capital lease obligations                                     (31,422)               -
    Proceeds from issuance of common stock                                          -          112,288
    Cost of issuance of common stock                                          (18,389)               -
                                                                          -----------       ----------

Net cash provided by financing activities                                     780,342          427,697
                                                                          -----------       ----------

Net (decrease) increase in cash and cash equivalents                         (890,454)       1,914,521
Cash and cash equivalents, beginning of period                              5,228,773          796,113
                                                                          -----------       ----------

Cash and cash equivalents, end of period                                  $ 4,338,319       $2,710,634
                                                                          -----------       ----------
                                                                          -----------       ----------

               See accompanying notes to financial statements.

                            Biospherics Incorporated

                                -------------

                          Notes to Financial Statements
                                   (Unaudited)

1.     Basis of Presentation

       The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1997. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.     Net Income (Loss) Per Share


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

                                                                                       1998                 1997
                                                                                  ----------------     ----------------
Weighted average shares outstanding for basic earnings (loss) per share              8,788,584            7,930,956
Weighted average dilutive common stock equivalents                                       -                1,987,204
                                                                                     ---------            ---------
Weighted average shares and common stock equivalents
   outstanding for dilutive earnings (loss) per share                                8,788,584            9,918,160
                                                                                     ---------            ---------
                                                                                     ---------            ---------

3.     Deferred Revenue

       Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark. The advance will be recoverable at 50% of such annual royalties. As commercialization of D-tagatose is not anticipated prior to the year 2000, the deferred revenue has accordingly been classified as noncurrent.

                            Biospherics Incorporated

                                -------------

                          Notes to Financial Statements
                                   (Unaudited)

4.     Private Placement

       On December 12, 1997, the Company sold 375,000 units for $3 million (each unit consisted of two shares of common stock and two warrants with exercise prices of $4.00 and $4.50, respectively) in a private offering to a single institutional investor. Net of offering costs of $330,687 ($18,389 of which was recorded in 1998), the sale resulted in proceeds to the Company of $2,669,313. The transaction was effected in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as established by the U.S. Securities and Exchange Commission ("SEC") and the Securities Act of 1933. The warrants are exercisable for a three-year period after the date of closing. The Company filed a Registration Statement on Form S-3 with the SEC (effective date March 30, 1998) for the resale of all registrable securities covered by this transaction.

5.     Reclassification

       Certain costs of sales, previously reported as direct contract and operating costs, have been reclassified to selling, general and administrative expense in order to conform with the current year presentation. The effect of this reclassification was an increase in selling, general and administrative expense of $146,250 and a corresponding decrease in direct contract and operating costs for the three months ended March 31, 1997.

                            Biospherics Incorporated

                                -------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1998 and 1997

       Certain statements in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as, "believes," "expects," is or are "expected," "anticipates," "anticipated," "should" and words of similar impact. These forward-looking statements are based on the Company's current expectations. Because forward looking statements involve risk and uncertainties, the Company's actual results could differ materially.

       The Company reported a net loss of $49,011 ($0.01 per share, diluted) on sales of $3.5 million for the first quarter of 1998 compared with net income of $414,476 ($0.04 per share, diluted) on sales of $4.3 million in the same period of 1997. Results for 1997 included a $750,000 payment from MD Foods Ingredients amba of Denmark ("MD Foods") under the terms of the September 1996 Licensing Agreement ("Licensing Agreement").

                                            Three Months Ended March 31,
                                            ----------------------------
Information Services Division                  1998               1997
-------------------------------------       ----------        ----------
Revenue                                     $3,481,000        $3,480,000
Operating expense                            3,543,000         3,535,000
                                            ----------        ----------
  (Loss) from operations                    $  (62,000)       $  (55,000)
                                            ----------        ----------
                                            ----------        ----------

BioTech Division
-------------------------------------
Revenue                                     $   47,000        $  790,000
Operating expense                               74,000           100,000
                                            ----------        ----------
  (Loss) income from operations             $  (27,000)       $  690,000
                                            ----------        ----------
                                            ----------        ----------

       The Information Services Division's results of operations for the first quarter of 1998 were consistent with the corresponding prior year period. A first quarter decrease in revenue from commercial contracts was offset by a corresponding increase in revenue from government programs. Decreases in direct contract and operating costs from 72% of sales in 1997 to 70% of sales in the current quarter were due in part to efficiencies gained through the Company's investment in upgrading its information and telecommunication systems. The cost of the equipment will be reflected in increased depreciation expense over the remainder of the current year and continuing over the estimated useful life of the related systems. The increase in revenue from government programs is expected to continue, including the Company's initiation of service on March 15, 1998, under its National Park Reservation Service contract with the Department of the Interior. While the Company expects a further, temporary reduction in revenue from its commercial business as a result of the wind-up of a contract from a major pharmaceutical company, the Company has several new commercial contracts under negotiation.

       First quarter revenue from the BioTech Division decreased $743,000 in 1998 from that of 1997. Results for 1997 included the second of two $750,000 payments from MD Foods under the terms of the Licensing Agreement. The Company continues to provide technical support to MD Foods to effect the commercialization of D-tagatose. The Company will receive approximately $200,000 per year for these technical support services. The Company also received an additional payment aggregating $1,000,000 in the first quarter of 1997 under the Licensing Agreement representing a non-refundable advance against future royalties. This payment is classified as noncurrent deferred revenue in the balance sheet. Research and development costs for the first quarter of 1998 decreased from those of the prior year as a result of lower levels of development costs and expenditures associated with D-tagatose. All costs associated with the FDA approval for commercialization of D-tagatose will be borne by MD Foods.

       General and administrative expenses ("G&A") for the first quarter increased $68,052 from $823,490 in 1997 to $891,542 in 1998. This 8 percent increase was due to start-up costs associated with the expansion of the healthcare information services business and increased sales and marketing efforts. As mentioned earlier, the Company anticipates increased revenues from government contracts as well as commercial/healthcare related programs over the remainder of the year.

                            Biospherics Incorporated

                                -------------

Liquidity and Capital Resources

       During 1997, the Company renewed its Loan Agreement (the "Agreement") with NationsBank N.A. (the "Bank"). The Agreement, which expires on May 31, 1998, provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement. Outstanding borrowing under the Agreement aggregated $1,010,609 at March 31, 1998, and is collateralized by the Company's accounts receivable. The interest rate is the Bank's prime rate plus .75% per annum. The Company anticipates that it will be able to extend the Agreement for an additional twelve (12) month period; further, the Company may seek to convert some of the aggregate amount outstanding under the Agreement to a term loan basis.

       Also during 1997, the Company secured an additional commitment from the Bank to assist in financing equipment purchases related to potential new contracts. This arrangement consists of a series of loans for the acquisition of computer systems and related telecommunication equipment not to exceed a maximum aggregate of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points. Outstanding borrowing under this commitment aggregated $438,838 at March 31, 1998, and is collateralized by the equipment purchased.

       In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $451,984 at March 31, 1998. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

       The Company has taken steps to expand its traditional information services business to provide demand management information services ("Demand Management"). As of March 31, 1998, the Company has expended approximately $686,000 in pursuit of this opportunity. Efforts are moving ahead with plans to establish CQHealth, Biospherics' newly-formed healthcare division, as a wholly-owned subsidiary of the Company. At present, the Company has decided not to issue an equity interest in such subsidiary to an outside physicians group. Demand Management services are currently being marketed by the Company and, on April 1, 1998, initial services commenced under its first Demand Management program for certain employees of Citibank. The Company is committed to continue its pursuit of Demand Management and is analyzing its options with respect to the best means of maximizing this opportunity. Efforts to secure permanent financing for this business are also continuing.

       Cash flow for the three-month period ended March 31, 1998, reflects a net cash outflow of $890,454. A substantial portion of this net cash outflow is attributable to expenditures made in connection with entry into the Demand Management business. Cash flow from operating activities in 1998 decreased $1.7 million due in large part to the one-time payments of $750,000 and $1,000,000 received from MD Foods in the first quarter of 1997 under the Licensing Agreement for D-tagatose. Investment in property and equipment aggregated $1,514,805, which was financed in part through the private placement of common stock in 1997 and borrowings under the Bank's operating and equipment lines of credit.

       Working capital as of March 31, 1998, was $2.7 million, which represents a $1.5 million decrease from working capital of $4.2 million at December 31, 1997. This decrease was the result of continued investment in telecommunication and computer systems, the development of computer software products to improve the Company's competitive position, and the Company's entry into the Demand Management business.

       The Company will have continuing capital needs over the next several years to fund its traditional ISD business. In order to effectively compete for new contracts and maintain and expand existing programs, the Company must continuously upgrade its information and telecommunication systems. The Company will finance these expenditures by utilizing cash proceeds from license fees received from MD Foods in 1996 and 1997 and from the private equity offering in 1997. The Company will continue to seek additional intermediate and long-term financing alternatives to underwrite the capital expenditures needed to keep pace with its long-range business plan. There can be no assurances that the Company will obtain any or all such necessary funding. No dividends were paid in 1997 and none are anticipated in 1998.

                            Biospherics Incorporated

                                -------------

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K

           There were no Reports on Form 8-K filed by the Registrant during the three months ended March 31, 1998.

                            Biospherics Incorporated

                                -------------

                                  Signatures

       Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Biospherics Incorporated
                                         -----------------------------
                                         (Registrant)

Date:  May 14, 1998                 By:  /s/ Gilbert V. Levin
       ----------------                  -----------------------------
                                         Gilbert V. Levin
                                         Chairman of the Board, President, and
                                            Treasurer