Form 10QSB
period 1998-06-30
BIOSPHERICS INC
filed 1998-08-14
CIK 12239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to___________

Commission file number   0-5576
                        -------------------------------------



                           BIOSPHERICS(R) INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                                     52-0849320
---------------------------------------------            ---------------------
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


           Class                             Outstanding as of June 30, 1998
------------------------------               --------------------------------
Common Stock, $0.005 par value                       8,788,584 shares



Transitional Small Business Disclosure Format (Check One):   Yes [  ]     No [X]

                            Biospherics Incorporated

                                  -------------

                                   Form 10-QSB
                       For the Quarter Ended June 30, 1998

                                      Index


Part I.  Financial Information                                                                                Page No.

Item 1.    Financial Statements (Unaudited)

           Statements of Operations for the three-month and
           six-month periods ended June 30, 1998 and 1997.....................................................    3

           Balance Sheets as of June 30, 1998  and December 31, 1997..........................................    4

           Statements of Cash Flows for the six-month
           periods ended June 30, 1998 and 1997...............................................................    5

           Notes to Financial Statements......................................................................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................................    7

Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders................................................    10

Item 6.    Exhibits and Reports on Form 8-K...................................................................    10

Signatures ...................................................................................................    11


                            Biospherics Incorporated

                                  -------------

Part I.  Financial Information

Item 1.    Financial Statements

                             Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   ---------------------------        -------------------------
                                                       1998            1997             1998           1997
Revenue

    Contract revenue                              $  5,502,110    $  3,632,423    $  9,030,033    $  7,152,197

    Licensing fee revenue                                 --              --              --           750,000
                                                  ------------    ------------    ------------    ------------

    Total revenue                                    5,502,110       3,632,423       9,030,033       7,902,197

                                                  ------------    ------------    ------------    ------------

Operating expense

    Direct contract and operating costs              3,700,142       2,495,505       6,159,116       5,028,348

    Selling, general and administrative expense        877,793         827,005       1,769,335       1,650,495

    Research and development expense                   125,022         129,404         189,206         223,296

    Depreciation and amortization expense              312,795         116,777         514,673         301,089
                                                  ------------    ------------    ------------    ------------

    Total operating expense                          5,015,752       3,568,691       8,632,330       7,203,228
                                                  ------------    ------------    ------------    ------------

Income from operations                                 486,358          63,732         397,703         698,969
                                                  ------------    ------------    ------------    ------------

Other (expense) income
    Interest, net                                      (43,542)         23,271         (32,888)         25,489

    Other, net                                            --              --              --               200
                                                  ------------    ------------    ------------    ------------

Income before taxes
                                                       442,816          87,003         364,815         724,658
Income tax expense
                                                       166,661          30,451         137,671         253,630
                                                  ------------    ------------    ------------    ------------

Net income                                        $    276,155    $     56,552    $    227,144    $    471,028
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------



Net income per share, basic                       $       0.03    $       0.01    $       0.03    $       0.06
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------


Net income per share, diluted                     $       0.02    $       0.01    $       0.02    $       0.05
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------

Weighted average shares outstanding, basic           8,788,584       7,973,352       8,788,584       7,973,598
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------

Weighted average shares outstanding, diluted        11,151,005       9,840,660      10,840,394       9,840,906
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------



                 See accompany notes to financial statements.

                            Biospherics Incorporated

                                  ------------


                                 Balance Sheets


ASSETS                                                                             June 30, 1998     December 31,
                                                                                   -------------     ------------
                                                                                   (Unaudited)          1997
Current assets
      Cash and cash equivalents                                                    $  3,778,212    $  5,228,773
      Trade accounts receivable, net of allowance for doubtful
           accounts of $70,000 and $85,000
                                                                                      3,093,946       1,436,347
      Other receivables
                                                                                        278,731         110,313
      Deferred income taxes
                                                                                         98,620         107,996
      Prepaid expenses and other assets
                                                                                        672,642         426,529
      Prepaid income taxes
                                                                                         43,604            --
                                                                                   ------------    ------------
                  Total current assets
                                                                                      7,965,755       7,309,958

      Property and equipment, net of accumulated
         depreciation of $2,133,046 and $1,668,189                                    5,767,732       3,417,173

      Deferred income taxes                                                             225,405         367,530

      Patents, net of accumulated amortization of $78,966 and $72,435                   130,475         137,006

      Restricted cash - security deposit                                                   --            27,408
                                                                                   ------------    ------------
                  Total assets                                                     $ 14,089,367    $ 11,259,075
                                                                                   ------------    ------------
                                                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
liabilities
      Bank line of credit                                                          $  1,076,184    $     10,000

      Accounts payable and accrued expenses                                           2,209,207       1,486,035

      Accrued salaries and benefits                                                     709,666         579,668

      Notes payable                                                                     511,036         353,442

      Capital lease obligations                                                         278,083         131,743

      Income taxes payable                                                                 --           215,226

      Deferred rent                                                                     107,460         117,259

      Deferred revenue                                                                  309,932         175,275
                                                                                   ------------    ------------
                  Total current liabilities                                           5,201,568       3,068,648


Notes payable                                                                           832,308         628,878

Capital lease obligations                                                               699,883         403,891

Deferred compensation                                                                    19,391          18,869

Deferred revenue                                                                      1,000,000       1,000,000
                                                                                   ------------    ------------
                  Total liabilities                                                   7,753,150       5,120,286
                                                                                   ------------    ------------

Commitments and contingencies                                                             --              --
                                                                                   ------------    ------------


Redeemable common stock                                                                 325,710         325,710
                                                                                   ------------    ------------

Stockholders' equity
      Preferred stock, $0.01 par value, 2,000,000 shares authorized;
             none issued and outstanding                                                  --              --

      Common stock, $.005 par value, 18,000,000 shares authorized; 8,829,190 issued, 8,788,584 shares outstanding, of which 3,213,506 shares are
             classified as redeemable common stock                                       28,078          28,078

      Paid-in capital in excess of par value                                          4,373,488       4,403,204

      Treasury stock, 40,606 shares at cost                                            (267,369)       (267,369)

      Retained earnings                                                               1,876,310       1,649,166
                                                                                   ------------    ------------
                  Total stockholders' equity                                          6,010,507       5,813,079
                                                                                   ------------    ------------
                  Total liabilities and stockholders' equity                       $ 14,089,367    $ 11,259,075
                                                                                   ------------    ------------
                                                                                   ------------    ------------


               See accompany notes to financial statements.

                            Biospherics Incorporated

                                  ------------

                            Statements of Cash Flows
                                   (Unaudited)



                                                           Six Months Ended June 30,
                                                           -------------------------
                                                            1998           1997
                                                           ------          -----
Cash flows from operating activities
Net income                                               $   227,144    $   471,028
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                         514,674        301,089
       Loss on sales or write down of assets                  56,464        126,224
       Provision for uncollectible accounts receivable       (15,000)        18,000
       Changes in assets and liabilities:
           Trade accounts receivable                      (1,642,599)      (318,526)
           Other receivables                                (168,418)        22,464
           Prepaid expenses and other assets                (246,113)       (57,268)
           Prepaid income taxes                              (43,604)          --
           Restricted cash, security deposit                  27,408           --
           Deferred income taxes                             151,501           --
           Accounts payables and accrued expenses           (174,940)        27,228
           Accrued salaries and benefits                     129,998         43,621
           Income taxes payable                             (215,226)       211,130
           Deferred rent                                      (9,799)       (34,441)
           Deferred compensation                                 522          2,034
           Deferred revenue                                  134,657      1,148,101
                                                         -----------     -----------
Net cash provided by operating activities                 (1,273,331)     1,960,684
                                                         -----------     -----------
Cash flow from investing activities
       Purchases of property and equipment                (2,411,895)      (196,648)
       Additions to patent costs                                --           (1,445)
                                                         -----------     -----------
Net cash used in investing activities                     (2,411,895)      (198,093)
                                                         -----------     -----------
Cash flow from financing activities
       Net change on bank line of credit                   1,066,184         55,000
       Net change in book overdraft                          942,475        (24,630)
       Proceeds from notes payable                           580,812           --
       Payments on notes payable                            (219,788)          --
       Payments on capital lease obligations                (105,302)       (53,029)
       Proceeds from issuance of common stock                   --          437,863
       Cost of issuance of common stock                      (29,716)      (159,249)
                                                         -----------     -----------
Net cash provided by financing activities                  2,234,665        255,955
                                                         -----------     -----------
Net (decrease) increase in cash and cash equivalents      (1,450,561)     2,018,546
Cash and cash equivalents, beginning of period             5,228,773        796,113
                                                         -----------     -----------
Cash and cash equivalents, end of period                 $ 3,778,212    $ 2,814,659
                                                         -----------     -----------
                                                         -----------     -----------

          See accompany notes to financial statements.

                            Biospherics Incorporated

                                  ------------

                          Notes to Financial Statements
                                   (Unaudited)


1.     Basis of Presentation

       The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its operations for the three-month and six-month periods ended June 30, 1998 and 1997 and its cash flows for the six-month periods ended June 30, 1998 and 1997. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.     Net Income Per Share

       In 1997, the Company adopted SFAS No. 128, Earnings Per Share. Basic earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Common stock equivalents are omitted from the calculation when their inclusion would have an anti-dilutive effect. Dilutive securities consist of options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Earnings per share for all other periods presented have been restated to conform to SFAS No. 128.

       The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.


                                                     Three Months Ended June 30,            Six Months Ended June 30,
                                                     ---------------------------            -------------------------
                                                       1998                 1997             1998               1997


Weighted average shares outstanding for basic
    earnings per share                               8,788,584            7,973,352       8,788,584           7,973,598
Weighted average dilutive common stock
    equivalents                                      2,362,421            1,867,308       2,051,810           1,867,308
                                                    ----------            ---------       ---------           ---------

Weighted average shares and common stock
    equivalents outstanding for dilutive
    earnings per share                              11,151,005            9,840,660       10,840,394          9,840,906
                                                    ----------            ---------       ---------           ---------


3.     Deferred Revenue

       Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark ("MD Foods"). The advance will be recoverable at 50% of such annual royalties. As commercialization of D-tagatose is not anticipated prior to the year 2000, the deferred revenue has accordingly been classified as noncurrent.

4.     Reclassification

       Certain costs of sales, previously reported as direct contract and operating costs, have been reclassified to selling, general and administrative expense in order to conform with the current year presentation. The effect of this reclassification was an increase in selling, general and administrative expense of $192,143 and $338,393 and a corresponding decrease in direct contract and operating costs for the three-month and six-month periods ended June 30, 1997.

                            Biospherics Incorporated

                                  ------------

                          Notes to Financial Statements
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Certain statements in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as "believes," "expects," is or are "expected," "anticipates," "anticipated," "should" and words of similar impact. These forward-looking statements are based on the Company's current expectations. Because forward looking statements involve risk and uncertainties, the Company's actual results could differ materially.

Results of Operations for the Three Months Ended June 30, 1998 and 1997

       In 1998, the Company formed a new division, CQHealth, to expand the Company's existing healthcare information call center operations into demand management information services ("Demand Management"). The Information Services Division is focusing its efforts on providing call center services in the areas of reservation/tourism and non-health related information services, including services for government entities. As a result, the Company's results of operations have been modified to reflect these organizational changes. The Company has restated prior period results consistent with these organizational changes.

       The Company reported net income of $276,200 ($0.02 per share, diluted) on sales of $5.5 million for the second quarter of 1998, compared with net income of $56,600 ($0.01 per share, diluted) on sales of $3.6 million in the same period of 1997. Second quarter sales increased $1.9 million (51 percent) resulting from new contracts in both the CQHealth and the Information Services Divisions.


                                                Three Months Ended June 30,
                                                ---------------------------
         CQHealth                                  1998            1997
         ---------------------                  -----------     -----------
         Revenue                                $ 1,611,569     $   917,800
         Operating expense                        1,290,218         901,838
                                                -----------     -----------
             Operating profit                   $   321,351     $    15,962
                                                -----------     -----------
                                                -----------     -----------

         Information Services
         ---------------------
         Revenue                                $ 3,822,403     $ 2,662,671
         Operating expense                        3,602,002       2,528,402
                                                -----------     -----------
             Operating profit                   $   220,401     $   134,269
                                                -----------     -----------
                                                -----------     -----------

         BioTech
         ---------------------
         Revenue                                $    68,138     $    51,952
         Operating expense                          123,532         138,451
                                                -----------     -----------
             Operating loss                     $   (55,394)    $   (86,499)
                                                -----------     -----------
                                                -----------     -----------


CQHealth revenue increased $694,000 (76 percent) during the second quarter of 1998 when compared with the same period in 1997 and increased $862,000 over sales levels realized in the first quarter of 1998. Increased sales efforts directed toward the new Demand Management services and the healthcare information call center operations resulted in six new contracts during the current year. Two of the contracts experienced high call volume in the initial months due to the nature of the contracts.

       Information Services revenue increased $1.2 million (44 percent) during the second quarter of 1998 as compared to the second quarter of 1997. The increase is primarily due to the addition of the National Park Service contract, with the Department of the Interior, which commenced on March 15, 1998. The increase in revenue of $1.1 million between the second and first quarter of 1998 is related to the addition of the National Park Service contract coupled with seasonal increases in revenue from other campground reservation services provided by the Company on behalf of the Department of Agriculture (U.S. Forest Service). The U.S. Forest Service contract will continue through September 1998.

       BioTech revenue for the second quarter of 1998 was consistent with the same period in 1997. The Company continues to provide technical support to MD Foods Ingredients amba of Denmark ("MD Foods") to effect

                            Biospherics Incorporated

                                  ------------

the commercialization of D-tagatose. MD Foods' plan for the commercialization of D-tagatose remains on schedule. Pending a favorable determination from the Generally Recognized As Safe (GRAS) expert committee, MD Foods has informed the Company that the product could be targeted for initial marketing in the year 2000.

       Direct contract and operating costs in the second quarter decreased from 69 percent of sales in 1997 to 67 percent of sales in the current year. The Company continues to invest in new telecommunication and computer systems designed to enhance operating efficiencies and expand services to its customers. Many of these systems and applications have reduced call time and opened new information channels (access through remote sites and the internet) whereby call center efficiencies are greatly improved. As a result of increased investments in new technology, depreciation and amortization expense has increased sharply in 1998, up $196,000 (168 percent) in the second quarter and up $213,600 (71 percent) in the first six months of the current year when compared with the corresponding periods in 1997.

       As reflected in the accompanying statement of operations, selling, general and administrative expense for the second quarter increased $50,800 (6 percent) from $827,000 in 1997 to $877,800 in 1998. Increased sales and marketing efforts coupled with start-up costs associated with establishing and expanding CQHealth were the primary factors contributing to these higher costs. Additionally, as a result of system improvements, previously used software which has become obsolete has been written off, resulting in a net loss of $56,000.

Results of Operations for the Six Months Ended June 30, 1998 and 1997

       The Company reported net income of $227,100 ($0.02 per share, diluted) on sales of $9 million for the six-months ended June 30, 1998, compared with net income of $471,000 ($0.05 per share, diluted) on sales of $7.9 million in the same six-month period of 1997. Exclusive of the $750,000 licensing payment received from MD Foods in 1997, income from operations increased $448,700 during the first half of 1998 compared to the first half of 1997. The increase in revenue was related to new contracts in both the CQHealth Division and the Information Services Division.



                                                  Six Months Ended June 30,
                                               ------------------------------
         CQHealth                                  1998              1997
         ---------------------                 ------------       -----------

         Revenue                                $ 2,361,052       $ 2,152,562
         Operating expense                        2,306,069         2,232,544
                                                -----------       -----------

            Operating profit (loss)             $    54,983       $   (79,982)
                                                -----------       -----------
                                                -----------       -----------

         Information Services
         ---------------------
         Revenue                                $ 6,554,062       $ 4,908,023
         Operating expense                        6,128,517         4,732,972
                                                -----------       -----------

         Operating profit                       $   425,545       $   175,051
                                                -----------       -----------
                                                -----------       -----------

         BioTech
         ---------------------
         Revenue                                $   114,919       $   841,612
         Operating expense                          197,744           237,712
                                                ------------      -----------

            Operating (loss) profit             $   (82,825)      $   603,900
                                                -----------       -----------
                                                -----------       -----------



       CQHealth revenue increased 10 percent during the first half of 1998 when compared with the same period in 1997.

       Information Services revenue increased $1.6 million (34 percent) in the first half of 1998 as compared to the same period in 1997. The increase in revenue is primarily the result of the National Park Service Contract discussed in more detail above. Operating profit between years increased $250,500 in the first half of 1998 from that of the first half of 1997. Efficiencies gained through the upgrading of information and telecommunication systems contributed to the increase.

       BioTech revenue decreased $727,000 in the first half of 1998 from that of 1997. Results for 1997 included the second of two $750,000 payments from MD Foods under the terms of the Licensing Agreement. The Company continues to provide technical support to MD Foods to help commercialize D-tagatose. The Company also received an additional payment aggregating $1,000,000 in the first quarter of 1997 under the Licensing Agreement representing a non-refundable advance against future royalties. This payment is classified as noncurrent deferred revenue in the balance sheet. Research and development costs for the first half of 1998 decreased from those of the prior year as a result of lower levels of development costs and expenditures associated with D-tagatose. All costs associated with the FDA approval for commercialization of D-tagatose will be borne by MD Foods.

       Direct contract and operating costs decreased from 70 percent of sales (exclusive of the $750,000 licensing payment received from MD Foods) in the first half of 1997 to 68 percent of sales in the first half of 1998.

       As reflected in the accompanying Statements of Operations, selling, general and administrative expense increased by $118,800 (7 percent) from $1,650,500 in 1997 to $1,769,300 in 1998. Increased sales and marketing efforts coupled with start-up costs associated with establishing and expanding CQHealth were the primary factors contributing to these higher costs. Additionally, as a result of system improvements, previously used software which has become obsolete has been written off, resulting in a net loss of $56,000.

Liquidity and Capital Resources

       The Company renewed its Loan Agreement (the "Agreement") with NationsBank N.A. (the "Bank") on May 18, 1998, which provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $1,076,184 at June 30, 1998, and is collateralized by the Company's accounts receivable. The interest rate is the Bank's prime rate plus .75% per annum.

       The Company also secured an additional commitment from the Bank to assist in financing equipment purchases related to potential new contracts. This arrangement consists of a series of loans for the acquisition of computer systems and related telecommunication equipment not to exceed a maximum aggregate of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points. Outstanding borrowing under this commitment aggregated $921,239 at June 30, 1998, and is collateralized by the equipment purchased.

       In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15,2000. Outstanding borrowings under this Note aggregated $422,105 at June 30, 1998. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

       Cash flow for the six-month period ended June 30, 1998, reflects a net cash outflow of $1.5 million. A substantial portion of this outflow is attributable to expenditures made in connection with entry into the Demand Management business and in upgrading the Company's information and telecommunications systems. Cash flow from operating activities in 1998 decreased $3.2 million due in large part to the one-time payments of $750,000 and $1,000,000 received from MD Foods in the first half of 1997 under the Licensing Agreement for D-tagatose and the increases in trade accounts receivable related to three new contracts in the CQHealth division. Investment in property and equipment aggregated $2.4 million, which was financed in part through the private placement of common stock in 1997 and borrowings under the Bank's operating and equipment lines of credit.

       Working capital as of June 30, 1998, was $2.8 million, which represents a $1.4 million decrease from working capital of $4.2 million at December 31, 1997. This decrease was the result of continued investment in telecommunication and computer systems, the development of computer software products to improve the Company's long-term competitive position, and the Company's entry into the Demand Management business.

       The Company will have continuing capital needs over the next several years to fund its traditional information services business and the new CQHealth business. In order to effectively compete for new contracts and maintain and expand existing programs, the Company must continuously upgrade its information and telecommunication systems. The Company will finance these expenditures by utilizing cash proceeds from license fees received from MD Foods in 1996 and 1997 and from the 1997 private equity offering. The Company will continue to seek additional intermediate and long-term financing alternatives to underwrite the capital expenditures needed to keep pace with its long-range business plan. There can be no assurances that the Company will obtain any or all such necessary funding. No dividends were paid in 1997 and none are anticipated in 1998.

                            Biospherics Incorporated

                                  ------------


Part II.  Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders of the Company was held on May 15, 1998, where the following actions were taken:

(1) On May 15, 1998, Gilbert V. Levin, Lionel V. Baldwin, David A. Blake, Jeffrey W. Church, A. Bruce Cleveland, Rita R. Colwell, George S. Jenkins, M. Karen Levin, and Anne S. MacLeod were elected as directors to serve until the next Annual Meeting pursuant to the following vote tabulation:


                                     Shares                Shares                Shares                Shares
             Name                   Votes For           Votes Against        Votes Abstained           Unvoted
---------------------------    ------------------    ------------------    ------------------    -------------
     Gilbert V. Levin               8,221,605               63,657                 0                     0
     Lionel V. Baldwin              8,211,551               73,711                 0                     0
     David A. Blake                 8,223,721               61,541                 0                     0
     Jeffrey W. Church              8,224,601               60,661                 0                     0
     A. Bruce Cleveland             8,225,201               60,061                 0                     0
     Rita R. Colwell                8,223,721               61,541                 0                     0
     George S. Jenkins              8,224,201               61,061                 0                     0
     M. Karen Levin                 8,220,605               64,657                 0                     0
     Anne S. MacLeod                8,223,721               61,541                 0                     0


(2) The Biospherics Incorporated Stock Option Plan as approved by the Board of Directors in 1997 was approved with 7,554,957 shares voted in favor, 506,568 shares voted against, 64,932 shares abstaining, and 158,805 shares unvoted.

(3) The selection of Coopers & Lybrand L.L.P as auditors of the Company for the year ending December 31, 1998, was ratified, with 8,228,470 shares voted in favor, 31,236 shares voted against, 25,556 shares abstaining, and no shares unvoted. On July 1, 1998, Coopers & Lybrand and Price Waterhouse L.L.P. merged to form Price Waterhouse Coopers.

Item 6.    Exhibits and Reports on Form 8-K

       There were no Reports on Form 8-K filed by the Registrant during the three months ended June 30, 1998.

                            Biospherics Incorporated

                                  ------------

                                   Signatures

       Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Biospherics Incorporated
                                   ------------------------
                                   (Registrant)



Date:  August 14, 1998        By:  /s/Gilbert V. Levin
       ----------------            -------------------
                                   Gilbert V. Levin
                                   Chairman of the Board, President, and
                                   Treasurer