Form 10QSB
period 1998-09-30
BIOSPHERICS INC
filed 1998-11-13
CIK 12239

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998.

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

Commission file number   0-5576



                           BIOSPHERICS(R) INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                     52-0849320
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



              12051 Indian Creek Court, Beltsville, Maryland 20705
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  301-419-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

               Class                        Outstanding as of October 30, 1998
--------------------------------------    --------------------------------------
    Common Stock, $0.005 par value                   8,788,584 shares



Transitional Small Business Disclosure Format (Check One):   Yes [  ]     No [X]



--------------------------------------------------------------------------------

                            Biospherics Incorporated
                                   ----------

                                   Form 10-QSB
                    For the Quarter Ended September 30, 1998

                                      Index

Part I.  Financial Information                                                                                Page No.
                                                                                                              --------
Item 1.    Financial Statements (Unaudited)

           Statements of Operations for the three-month and
           nine-month periods ended September 30, 1998 and 1997...............................................    3

           Balance Sheets as of September 30, 1998 and December 31, 1997......................................    4

           Statements of Cash Flows for the nine-month periods
           ended September 30, 1998 and 1997..................................................................    5

           Notes to Financial Statements......................................................................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................................    7

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K...................................................................    10

Signatures ...................................................................................................    11

                            Biospherics Incorporated
                                -----------------


Part I.  Financial Information

Item 1.    Financial Statements

                            Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                        --------------------           -------------------
                                                                        1998            1997           1998           1997
                                                                        ----            ----           ----           ----
Revenue
        Contract revenue ......................................        $4,718,123      $3,246,752    $13,748,156    $10,398,949
        Licensing fee revenue .................................                 -               -              -        750,000
                                                                       ----------      ----------    -----------    -----------
        Total revenue .........................................         4,718,123       3,246,752     13,748,156     11,148,949
                                                                       ----------      ----------    -----------    -----------
Operating expense
        Direct contract and operating costs ...................         3,782,815       2,466,887      9,941,931      7,495,235
        Selling, general and administrative expense ...........           939,155         793,621      2,708,490      2,444,116
        Research and development expense ......................           129,473         113,121        318,679        336,417
        Depreciation and amortization expense .................           384,153         127,893        898,826        428,982
                                                                       ----------      ----------    -----------    -----------
        Total operating expense ...............................         5,235,596       3,501,522     13,867,926     10,704,750
                                                                       ----------      ----------    -----------    -----------
                                                                       ----------      ----------    -----------    -----------
Income from operations ........................................          (517,473)       (254,770)      (119,770)       444,199
                                                                       ----------      ----------    -----------    -----------
Other (expense) income
        Interest, net .........................................           (48,513)         32,721        (81,401)        58,210
        Other, net ............................................                 -               -              -            200
                                                                       ----------      ----------    -----------    -----------
(Loss) income before taxes ....................................          (565,986)       (222,049)      (201,171)       502,609
Income tax (benefit) expense ..................................          (211,962)        (77,101)       (74,291)       176,529
                                                                       ----------      ----------    -----------    -----------
Net (loss) income .............................................         $(354,024)      $(144,948)     $(126,880)      $326,080
                                                                       ----------      ----------    -----------    -----------
                                                                       ----------      ----------    -----------    -----------
Net (loss) income per share, basic ............................            $(0.04)         $(0.02)        $(0.01)         $0.04
                                                                       ----------      ----------    -----------    -----------
                                                                       ----------      ----------    -----------    -----------
Net (loss) income per share, diluted ..........................            $(0.04)         $(0.02)        $(0.01)         $0.03
                                                                       ----------      ----------    -----------    -----------
                                                                       ----------      ----------    -----------    -----------
Weighted average shares outstanding, basic ....................         8,788,584       8,008,019      8,788,584      7,980,542
                                                                       ----------      ----------    -----------    -----------
                                                                       ----------      ----------    -----------    -----------
Weighted average shares outstanding, diluted ..................         8,788,584       8,008,019      8,788,584      9,886,030
                                                                       ----------      ----------    -----------    -----------
                                                                       ----------      ----------    -----------    -----------

                 See accompanying notes to financial statements.

                            Biospherics Incorporated
                               -----------------


                                 Balance Sheets


                                                                             September 30,
                                                                                 1998                  December 31,
                                                                              (Unaudited)                  1997
                                                                             -------------             ------------
ASSETS
Current assets
        Cash and cash equivalents ............................................. $3,069,928              $5,228,773
        Trade accounts receivable, net of allowance for doubtful
             accounts of $79,000 and $85,000 ..................................  2,415,289               1,436,347
        Other receivables .....................................................    565,204                 110,313
        Deferred income taxes .................................................    113,732                 107,996
        Prepaid expenses and other assets .....................................    717,759                 426,529
        Prepaid income taxes ..................................................    100,000                       -
                                                                               ------------            ------------
                Total current assets ..........................................  6,981,912               7,309,958

        Property and equipment, net of accumulated
           depreciation of $2,513,934 and $1,668,189 ..........................  6,266,385               3,417,173
        Deferred income taxes .................................................    244,410                 367,530
        Patents, net of accumulated amortization of $82,230 and $72,435 .......    127,211                 137,006
        Restricted cash, security deposit                                                -                  27,408
                                                                               ------------            ------------
                Total assets ................................................  $13,619,918             $11,259,075
                                                                               ------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Bank line of credit ................................................... $1,776,184                 $10,000
        Accounts payable and accrued expenses .................................  1,494,649               1,486,035
        Accrued salaries and benefits .........................................    683,074                 579,668
        Notes payable .........................................................    486,778                 353,442
        Capital lease obligations .............................................    382,225                 131,743
        Income taxes payable ..................................................     92,159                 215,226
        Deferred rent .........................................................     93,077                 117,259
        Deferred revenue ......................................................    153,909                 175,275
                                                                               ------------            ------------
                Total current liabilities .....................................  5,162,055               3,068,648

Notes payable .................................................................    731,183                 628,878
Capital lease obligations .....................................................    740,871                 403,891
Deferred compensation .........................................................     19,391                  18,869
Deferred revenue ..............................................................  1,000,000               1,000,000
                                                                               ------------            ------------
                Total liabilities .............................................  7,653,500               5,120,286
                                                                               ------------            ------------

Commitments and contingencies

Redeemable common stock .......................................................    325,710                 325,710
                                                                               ------------            ------------

Stockholders' equity
        Preferred stock, $0.01 par value, 2,000,000 shares authorized;
               none issued and outstanding ....................................          -                       -
        Common stock, $.005 par value, 18,000,000 shares authorized; 8,829,190 issued, 8,788,584 shares outstanding, of which
               3,213,506 shares are classified as redeemable common stock .....     28,078                  28,078
        Paid-in capital in excess of par value ................................  4,357,713               4,403,204
        Treasury stock, 40,606 shares at cost .................................   (267,369)               (267,369)
        Retained earnings .....................................................  1,522,286               1,649,166
                                                                               ------------            ------------
                Total stockholders' equity ....................................  5,640,708               5,813,079
                                                                               ------------            ------------
                Total liabilities and stockholders' equity ....................$13,619,918             $11,259,075
                                                                               ------------            ------------


                 See accompanying notes to financial statements.

                            Biospherics Incorporated
                               -----------------

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                 --------------------------------
                                                                                    1998                   1997
                                                                                    ----                   ----
Cash flows from operating activities
Net (loss) income .........................................................     $(126,880)              $326,080
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization .....................................       898,826                428,982
        Loss on sales or write down of assets .............................        56,464                126,224
        Provision for uncollectible accounts receivable ...................        (6,000)                27,000
        Changes in assets and liabilities:
            Trade accounts receivable .....................................      (972,942)               (37,221)
            Other receivables .............................................      (454,891)                17,578
            Prepaid expenses and other assets .............................      (291,230)               (45,612)
            Prepaid income taxes ..........................................      (100,000)                     -
            Restricted cash, security deposit .............................        27,408                      -
            Deferred income taxes .........................................       117,384                   (939)
            Accounts payable and accrued expenses .........................       (62,722)               243,878
            Accrued salaries and benefits .................................       103,406                 34,497
            Income taxes payable ..........................................      (123,067)               119,022
            Deferred rent .................................................       (24,182)                 3,967
            Deferred compensation .........................................           522                  3,051
            Deferred revenue ..............................................       (21,366)             1,148,101
                                                                               ----------              ----------
Net cash (used in) provided by operating activities .......................      (979,270)             2,394,608
                                                                               ----------              ----------
Cash flow from investing activities
        Purchases of property and equipment ...............................    (3,056,060)              (726,602)
        Additions to patent costs .........................................             -                 (1,445)
                                                                               ----------              ----------
Net cash used in investing activities .....................................    (3,056,060)              (728,047)
                                                                               ----------              ----------

Cash flow from financing activities
        Net change on bank line of credit .................................     1,766,184                 35,000
        Net change in book overdraft ......................................       115,699               (226,883)
        Proceeds from notes payable .......................................       580,812                112,724
        Payments on notes payable .........................................      (345,171)               (80,072)
        Payments on capital lease obligations .............................      (195,548)                     -
        Proceeds from issuance of common stock ............................             -                522,177
        Purchase of treasury stock ........................................             -               (159,250)
        Cost of issuance of common stock ..................................       (45,491)                     -
                                                                               ----------              ----------
Net cash provided by financing activities .................................     1,876,485                203,696
                                                                               ----------              ----------
Net (decrease) increase in cash and cash equivalents ......................    (2,158,845)             1,870,257
Cash and cash equivalents, beginning of period ............................     5,228,773                796,113
                                                                               ----------              ----------
Cash and cash equivalents, end of period ..................................    $3,069,928             $2,666,370
                                                                               ----------              ----------
                                                                               ----------              ----------

                 See accompanying notes to financial statements.

                            Biospherics Incorporated
                               -----------------

                          Notes to Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and its cash flows for the nine-month periods ended September 30, 1998 and 1997. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.       Net Income Per Share

         Basic earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Common stock equivalents are omitted from the calculation in periods when the Company reported a net loss because their inclusion would have an anti-dilutive effect. Dilutive securities consist of options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method.

         The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

                                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                                  -----------------------------------    --------------------------------
                                                       1998                 1997             1998               1997
                                                  ----------------       ------------    ------------- ----- ------------
Weighted average shares outstanding for basic
    earnings per share ........................      8,788,584            8,008,019       8,788,584           7,980,542
Weighted average dilutive common stock
    equivalents ...............................         --                   --               --              1,905,488
                                                  ----------------       ------------    -------------       ------------
Weighted average shares and common stock
    equivalents outstanding for dilutive
    earnings per share ........................      8,788,584            8,008,019       8,788,584           9,886,030
                                                  ----------------       ------------    -------------       ------------

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

4.       Reclassification

         Certain costs of sales, previously reported as direct contract and operating costs, have been reclassified to selling, general and administrative expense in order to conform with the current year presentation. The effect of this reclassification was an increase in selling, general and administrative expense of $118,946 and $457,339 and a corresponding decrease in direct contract and operating costs for the three-month and nine-month periods ended September 30, 1997.

                            Biospherics Incorporated
                               -----------------

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

Results of Operations for the Three Months and Nine Months Ended September 30, 1998 and 1997

         The Company reported a net loss of $354,024 ($0.04 per share) and $126,880 ($0.01 per share) on sales of $4.7 million and $13.7 million, respectively, for the three months and nine months ended September 30, 1998, compared with net loss of $144,948 ($0.02 per share) and net income of $326,080 ($0.03 per share) on sales of $3.2 million and $11.1 million, respectively, in the same periods of 1997.

         The Company's three operating units are designated CQHealth (which includes the Company's traditional healthcare information call center operations and its new Demand Management information services); Information Services (which includes the Company's reservation/tourism and non-health-related information services, including services for government entities); and BioTech (which consists of the Company's attempts to commercialize various products developed by the Company). The results for each of CQHealth, Information Services, and BioTech for the three months and nine months periods ended September 30, 1998 and 1997 are as follows:

                                      Three Months Ended September 30,                         Nine Months Ended September 30,
CQHealth                                 1998                 1997                                1998                 1997
--------                              ----------           ----------                          ----------           ----------
Revenue ...........................   $1,122,379           $  892,841                          $ 3,483,431          $3,045,403
Operating expense .................    1,122,291              951,061                            3,428,360           3,183,605
                                      ----------            ---------                           ----------          ----------
    Operating profit ..............   $       88           $  (58,220)                         $    55,071          $ (138,202)
                                      ----------            ---------                           ----------          ----------
                                      ----------            ---------                           ----------          ----------
Information Services
Revenue ...........................   $3,497,951           $2,308,130                          $10,052,013          $7,216,153
Operating expense .................    3,983,276            2,434,676                           10,111,793           7,167,648
                                      ----------            ---------                           ----------          ----------
    Operating profit ..............   $ (485,325)          $ (126,546)                         $   (59,780)         $   48,505
                                      ----------            ---------                           ----------          ----------
                                      ----------            ---------                           ----------          ----------
BioTech
Revenue ...........................   $   97,793           $   45,781                          $   212,712          $  887,393
Operating expense .................      130,029              115,785                              327,773             353,497
                                      ----------            ---------                           ----------          ----------
    Operating loss ................   $  (32,236)          $  (70,004)                         $  (115,061)         $  533,896
                                      ----------            ---------                           ----------          ----------
                                      ----------            ---------                           ----------          ----------

         CQHealth revenue increased $229,538 (26 percent) and $438,028 (14 percent) during the three months and nine months ended September 30, 1998, respectively, over those of the corresponding prior year periods. Operating expenses increased $171,230 (18 percent) and $244,755 (8 percent) during the three months and nine months ended September 30, 1998, respectively, over those of the corresponding prior year periods. The increase is related to new contracts in both the new Nurse Triage/Demand Management services and the traditional healthcare information call center operations.

         The increase in Information Services revenue of $1,189,821 (52 percent) and $2,835,860 (39 percent) for the three months and nine months ended September 30, 1998, over the corresponding prior year periods was the result of the addition of the National Park Service contract with the Department of the Interior, which commenced on March 15, 1998. Increased operating expenses are related to costs incurred in the initial start-up of the National Park Service contract. On October 14, the State of Maryland awarded the Company a $2.5 million contract to provide the public with a call center to handle the new single 800 number for all State government information services. The two-year contract includes three additional option years. The State of Maryland contract will help offset the September 30, 1998 expiration of the Company's contract with the U.S. Forest Service.

                            Biospherics Incorporated
                               -----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Bio Tech revenue decreased $674,681 (76 percent) and increased $52,012 (114 percent) for the three months and nine months ended September 30, 1998, over the corresponding prior year periods. Prior year revenue included a $750,000 license fee payment from MD Foods Ingredients amba of Denmark ("MD FOODS") under the terms of the September 1996 Licensing Agreement. Operating expenses were consistent between comparable periods. The Company continues to provide technical support to MD Foods to effect the commercialization of D-tagatose. MD Foods' plan for the commercialization of D-tagatose remains on schedule. MD Foods has confirmed that the process of self-affirming tagatose as GRAS (Generally Recognized As Safe) for the United States market is going forward as planned, and that a conclusion is expected before the end of the year. Pending a favorable determination from the GRAS expert committee, MD Foods has informed the Company that the product could be targeted for initial marketing in the year 2000. The Japanese patent office has awarded the Company a patent on the use of its low calorie, full bulk sweetener, tagatose, in foods, beverages, and drugs. Under the terms of its exclusive, worldwide licensing agreement with MD Foods, Biospherics will convey the food and beverage rights to the Danish firm.

         Direct contract and operating costs for the three months and nine months ended September 30, 1998, increased $1.3 million (53 percent) and $2.4 million (33 percent) from those for the corresponding periods in 1997. The increase is principally related to costs incurred in the initial start-up of the National Park Service contract.

         As reflected in the accompanying statement of operations, selling, general and administrative expense for the three months and nine months ended September 30, 1998, increased $145,534 (18 percent) and $264,374 (11 percent) from those of the corresponding periods in 1997. Increased sales and marketing efforts coupled with start-up costs associated with establishing and expanding CQHealth were the primary factors contributing to those higher costs.

         Depreciation expense increased $256,260 and $469,844 for the three months and nine months ended September 30, 1998 in comparison to the same periods of 1997. The increase is directly related to the Company's investment in its information and telecommunication systems. These systems are core infrastructure components that are industry state-of-the-art, resulting in a technological competitive advantage. The Company invested $700,000 in the development of the Nurse Triage/Demand Management software, and $1.3 million in the development of the state-of-the-art computer telephony integration (CTI) systems. The Company has also invested $760,000 in the development of another state-of-the-art system, the reservation system, which uses the Company's CTI technology. The reservation system is currently being used on the National Park Service contract and is being actively marketed as a stand-alone and turn-key product solution suite.

Liquidity and Capital Resources

         The Company renewed its Loan Agreement (the "Agreement") with NationsBank N.A. (the "Bank") on May 18, 1998, which provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $1,776,184 at September 30, 1998, and are collateralized by the Company's accounts receivable. The interest rate is the Bank's prime rate plus .75% per annum. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios.

         The Company also secured an additional commitment from the Bank to assist in financing equipment purchases related to potential new contracts. This arrangement consists of a series of loans for the acquisition of computer systems and related telecommunication equipment not to exceed a maximum aggregate of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points. Outstanding borrowings under this commitment aggregated $826,565 at September 30, 1998, and is collateralized by the equipment purchased.

         In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $391,396 at September 30, 1998. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

                            Biospherics Incorporated
                               -----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Cash flow for the nine-month period ended September 30, 1998, reflects a net cash outflow of $2.2 million. A substantial portion of this outflow is attributable to expenditures made in connection with entry into the Demand Management business and in upgrading the Company's information and telecommunications systems. Cash flow from operating activities in 1998 decreased $3,373,878 due in large part to the one-time payments of $750,000 and $1,000,000 received from MD Foods in the first half of 1997 under the Licensing Agreement for D-tagatose and the increases in trade accounts receivable related to new contracts. Investment in property and equipment aggregated $3,056,060 for the nine months ended September 30, 1998, which was financed in part through the private placement of common stock in 1997 and borrowings under the Bank's operating and equipment lines of credit.

         Working capital as of September 30, 1998, was $1.8 million, which represents a $2.4 million decrease from working capital of $4.2 million at December 31, 1997. This decrease was the result of continued investment in telecommunication and computer systems, the development of computer software products to improve the Company's long-term competitive position, and the Company's entry into the Demand Management business.

         The Company will have continuing capital needs over the next several years to fund Information Services and CQHealth. In order to effectively compete for new contracts and maintain and expand existing programs, the Company must continuously upgrade its information and telecommunication systems. The Company will finance these expenditures by utilizing cash proceeds from license fees received from MD Foods in 1996 and 1997 and from the 1997 private equity offering. It is also anticipated that royalties on sales by MD Foods will begin in 2000. The Company will continue to seek additional intermediate and long-term financing alternatives to underwrite the capital expenditures needed to keep pace with its long-range business plan. There can be no assurances that the Company will obtain any or all such necessary funding. No dividends were paid in 1997 and none are anticipated in 1998.

Year 2000

         Biospherics Incorporated utilizes software, information systems and infrastructure components that may be affected by Year 2000 issues. During fiscal year 1998, the Company began to implement plans to ensure that those systems continue to meet its internal and external requirements. During fiscal year 1998, the Company's largest division, Information Services Division, completed modifications and testing of its primary information systems. These systems modifications included a complete modernization of the Company's Federal Information Center system, testing and modification to the National Park Reservation Service system, testing and modification to the Maryland Tourism system, and testing and modification to internal administrative information systems, such as email systems and network operating systems.

         The Company is in the process of developing questionnaires and obtaining determination documentation from vendors for Year 2000 impact. The Company will monitor its vendors, suppliers, and clients to evaluate progress and impact. The Company has started to evaluate its non-information systems components, such as facility systems, telephone services, and the like. To date, evaluations have yielded marked progress in all third party areas with no evidence of critical issue or impact. Based on the progress the Company has made in addressing its Year 2000 issues and the Company's planned development and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has developed a contingency plan consisting only of a budgetary set-aside. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop more in-depth contingency plans as deemed necessary at that time.

                            Biospherics Incorporated
                               -----------------

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 1998.

                            Biospherics Incorporated
                               -----------------

                                   Signatures

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Biospherics Incorporated
                                               (Registrant)

Date: November 13, 1998                        By:  /s/ Gilbert V. Levin
      ------------------------                      --------------------
                                                    Gilbert V. Levin
                                                    Chairman of the Board,
                                                    President, and Treasurer