Form 10KSB40
period 1998-12-31
BIOSPHERICS INC
filed 1999-03-31
CIK 12239

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

        For the fiscal year ended  December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from ________________to________________

      Commission file number 0-5576

                           BIOSPHERICS(R) INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

         Delaware                                     52-0849320
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              12051 Indian Creek Court, Beltsville, Maryland 20705
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 301-419-3900

Securities registered under Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered

           None
------------------------------     --------------------------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock ($.005 par value per share)
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Registrant's revenues for its most recent fiscal year: $16,013,897.

      As of February 26, 1999, the aggregate market value of the voting stock was $59,542,744, of which $38,603,636 was held by non-affiliates of the Registrant, based on the closing price of the such stock, as quoted by NASDAQ on such date.

      There were 8,987,584 shares of the Registrant's Common Stock outstanding as of February 26, 1999.

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

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                  Page 1 of 31
================================================================================

                            Biospherics Incorporated
                                 --------------

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

Item 1.  DESCRIPTION OF BUSINESS

General

      Biospherics Incorporated (the "Company" or "Registrant"), a Delaware corporation, was founded in 1967. The Company consists of an Information Services Division ("ISD"), Technical Services Division ("TSD"), and a BioTech Programs Unit ("BioTech"). As part of BioTech, the Company is also developing its own proprietary products.

      The principal executive offices of the Company are located at 12051 Indian Creek Court, Beltsville, Maryland 20705, and its telephone number is (301) 419-3900. The Company's internet website address is http://www.biospherics.com. The Company's Common Stock trades on the NASDAQ National Market System under the symbol BINC.

Information Services Division

      ISD's information professionals operate information-centers providing materials and information to the public on various health and socially beneficial subjects, as well as other information services, such as reservation and tourism services. ISD researches, collects, organizes and disseminates information by providing customized information-center services combining advanced data collection systems, expert decision support systems, and tele-support utilizing live operators, audio libraries, and advanced telecommunication technologies like Interactive Voice Response (IVR) and Computer Telephony Integration (CTI). ISD answers millions of calls annually from professionals and the public nationwide. It operates two Maryland-based information-centers (Beltsville and Cumberland, MD) that efficiently manage and track high volumes of data and calls. Coupling ISD's expert staff with its advanced technologies results in an efficient and effective system to collect and disseminate large amounts of information at reduced cost.

      The health and commercial projects provide computerized health, pharmaceutical, medical data, and clinical trials management services ranging from in-bound and out-bound telesupport for information gathering and dissemination, to health-professional operated decision support systems servicing health organizations. ISD specializes in health issues and provides information services on a wide range of diseases and disabilities, disease prevention, and education. Areas of expertise include Alzheimer's disease, AIDS, cancer, diabetes, heart disease, stroke, smoking, aging, and environmental hazards such as mishandling of pesticides. Programs are staffed by health professionals and other information specialists who are given extensive training and strict quality control guidelines. The Company's clients have included many of the major U.S. pharmaceutical companies, as well as government departments that deal with health or education, such as the National Institutes of Health, other agencies in the Department of Health and Human Services, the Department of the Navy, and the General Services Administration. Contracts with non-governmental parties are typically obtained following private negotiations. Projects range from months to years in duration. Contracts with governmental parties are obtained after a competitive bidding process and are most often for terms ranging from two to three years, with additional option years.

      During 1998, the Company expanded its traditional information-center services business to include demand mangement information services to HMOs, other group health organizations, insureers and employees in company health plans. Biospherics' demand mangement service uses the Company's proprietary algorithm software to give accurate and fast information to callers with health problems through our trained nurses. A separate marketing and managerial infrastructure was created with the intent of creating a new subsidiary, CQHealth, to assume the Company's demand management and portions of the traditional ISD business. Plans to form the subsidiary in partnership with a West Coast physician group were not transacted due to a lack of strategic benefit and the inability to resolve geographic issues. The CQHealth venture has produced insufficient revenues to offset the increased costs, the Company has reduced the marketing and related administrative costs by realigning these services with the Company's Information Services Division.

                            Biospherics Incorporated

                                 --------------

      ISD accounted for 98% of the Company's total revenues in 1998. While contracts are numerous, most of ISD's revenue traditionally has been generated by a few large government and commercial contracts. See Note 1, "Receivables" of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-KSB. During 1998, government business accounted for approximately 70% of ISD's business. The Company was awarded a contract for the National Park Service's National Park Reservation Service, which commenced on March 15, 1998. This is a two-year, firm-fixed-price contract aggregating $5 million, with a provision for three option years. On October 15, 1998, the Company was awarded the Maryland 800 Call Center Services contract for 2 years plus 3 option years, at potentially $1,200,000 per year.

      Government contract awards are from time to time subject to protest proceedings by competitive bidders. As of December 31, 1998, none of the Company's awards were under protest. On September 30 and November 30, 1998, respectively, the Company completed contracts for the Forest Service and for the Corporation for National Service. On February 18, 1999, the Company was awarded an information center contract for the Federal Trade Commission, which commenced March 1, 1999. This is a one-year contract, with provisions for two option years, aggregating $2,700,000 if all options are exercised.

Technical Services Division

      TSD provides internal and external technical services including software engineering, telecommunications, network infrastructure, internet provision, and all other services of a computer or systems technology nature. TSD has engineered three products that have been used to deliver services via ISD. Historically and strategically, services and products of the TSD are utilized and/or delivered via ISD. TSD products include the following: ReserveSuite, InfoSuite, and HealthSuite. ReserveSuite is a comprehensive system for reserving elements of an inventory, with reporting and full management capability, client server based in Oracle as well as Web-enabled. ReserveSuite is used by ISD on the National Park Service contract, where the inventory consists of parks, campgrounds, tours, and other resources, which are reserved via customer service representatives, park operators, and the public. InfoSuite is a database and search-engine product, client-server based in Oracle and Web-enabled, used to handle large volumes of data, categorize and cross-reference data, perform expert searches, present results of data searches, and other various related functions. Currently ISD utilizes InfoSuite to service its Maryland 800 Call Center contract, performing referral and data-housing and searching services. HealthSuite is a comprehensive product targeting clinical information support in the health industry, providing advanced database management capabilities with clinical data. HealthSuite provides tools for clinical management, clinical demographics, demand management, disease management, algorithmic expert system functions, and other related capabilities. HealthSuite is currently used on several pharmaceutical and health service commercial contracts in ISD; it is client-server based and Web-capable.

BioTech Programs Unit

      BioTech is the Company's research and development arm, dedicated to developing proprietary products and services with a view toward economic commercial applications. The Company has accumulated a number of patents on its products.

      D-Tagatose as a Bulk Sweetener. BioTech has patented the use of a naturally occurring sugar, D-tagatose, as a full bulk, low-calorie sweetener. It is a true sugar that looks, feels, and tastes like table sugar. D-Tagatose is present in small amounts in a number of foods, including dairy products. Biospherics has been developing the product since receiving a patent for its use as a low-calorie sweetener in foods and beverages in 1988, and two patents for its production process (1991 and 1992).

      In January 1997, the Company completed a license agreement with MD Foods Ingredients amba (MDFI) of Denmark for the exclusive worldwide rights to manufacture, market, and distribute D-tagatose as a food ingredient in return for a non-refundable up-front payment and a royalty schedule based upon net sales of the sugar. In return for the exclusive license, MDFI took responsibility for all future marketing and development expenses, including the cost of constructing and operating production plants. MDFI manufactures a wide variety of dairy products, foods and food ingredients. The Danish dairy company ranks as one of the largest dairy products companies in the world. It has the largest whey protein processing plant, the by-product of which is raw material for making D-tagatose. MDFI is widely regarded as a manufacturer of high quality products and has the capability for worldwide distribution.

                            Biospherics Incorporated

                                 --------------

      Total payments received from MDFI were $2.5 million, $1 million of which is a non-refundable advance against future royalties. Biospherics will receive running royalties once commercial sales of D-tagatose begin. To strengthen their cooperative efforts, the two companies established an advisory committee to plan and review progress in bringing D-tagatose to its various world market sectors. The committee consists of three MDFI representatives and one Biospherics representative. The committee proposes strategies and actions for MDFI management's consideration. MDFI has funded Biospherics for technological support in excess of $500,000 since the signing of the license agreement.

      MDFI expects to enter the U.S. sweetener market. A panel of experts has been retained to determine whether D-tagatose qualifies as Generally Recognized as Safe (GRAS) which, under FDA regulation, would permit its sale in the U.S. MDFI has designed a commercial plant to manufacture D-tagatose, but construction has yet to begin. The GRAS Expert Panel has been reviewing the extensive safety data submitted to it. Following a meeting with the Panel in early March 1999, MDFI reported that the Panel will complete its review in the near future.

      The Company believes that D-tagatose will be declared GRAS, and will fill a market not currently accessible to other sweetener products. That market may initially include chewing gum, chocolate candy, confections, ice cream, frozen desserts, diet sodas, cereals, and frosting. Later, market applications may broaden to include baked goods, heat-processed foods, and other dairy products, and other products in which the full bulk of sugar is required. Biospherics believes that chocolate candies and chewing gum are excellent introductory uses for its nonfattening sugar because each constitutes a large market and each uses sugar as a major ingredient. Manufacturers have long sought a low-calorie, full-bulk substitute for table sugar in chocolate candy; however, none has been as successful in emulating the flavor of table sugar as has D-tagatose. Also, unlike table sugar, D-tagatose has been shown to cause no tooth decay.

      D-Tagatose as an Anti-hyperglycemic Agent. The Company has received additional key patents for the use of D-tagatose as an anti-hyperglycemic agent to prevent the formation of advanced glycosylation end-products, which is one of the major causes of aging (1994). The use of D-tagatose as a treatment for diabetes has been clinically demonstrated and patented (1995). These patent rights are retained by Biospherics. Studies are ongoing at the University of Maryland School of Medicine. The Company is discussing the possibility of licensing the use of D-tagatose for drug uses with pharmaceutical and nutritional products companies. Other uses for D-Tagatose outside the scope of the license to MDFI are being pursued.

Safe-for-Humans Pesticides. The increasing concern over pesticide hazards in foods and the general environment indicates a market for an economical and effective product that poses no human threat. The Company has received two U.S. patents for its safe-for-humans pesticides and insecticides. The pesticides were invented by the Company in response to the EPA's initiative urging the development of alternatives to the "hard chemicals" commonly used in agriculture and animal husbandry. These chemicals are known to be carcinogenic or otherwise toxic to humans, and pose a risk to consumers of food products containing traces. The new pesticide is made from compounds that are safe, even when directly ingested by humans or other animals. They were developed for use against house flies, on which testing has been concentrated, but additional susceptible insects may include other types of flies, ants, mites, and related insects. Work performed in 1998 advanced one of these products for which trademark application has been made for the brand name, "FlyCracker." However, additional use studies need to be performed.

      Biospherics' research efforts and investment are largely devoted to continuing to assist MDFI in the development of D-tagatose because of the near-term favorable prospects for this product. However, studies of the effectiveness of D-tagatose against diabetes, and further development of the pesticides are other active projects. While other BioTech proprietary products show promise, the continued development thereof is dependent upon many factors, including but not limited to, the Company's having sufficient funds and resources to pursue them.

Industry Segments

      See Note 9 "Information by Business Segment" of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-KSB for industry segment information of the Company, which information is incorporated herein by reference.

                            Biospherics Incorporated
                                 --------------

Competition

      The information systems industry is subject to rapid and significant technological change. The Company is in competition with other information services companies across the Nation. Many of these competitors have substantially greater financial and technical resources than the Company. While acknowledging strong competition from other information services firms, Biospherics has developed a specialized niche by concentrating on high quality, personalized service combined with computerization for efficiency and cost-effectiveness. The Company has established a reputation for rapidly starting up information projects to meet its clients' critical needs, while not compromising high quality and reasonable pricing. Over the past two years, the Company has invested over $2 million in state-of-the-art computer telephony integration (CTI) systems and over $2 million in the development of specialized computer software products to improve its competitive position.

      Competitors of BioTech are numerous and include, among others, major pharmaceutical, chemical, consumer, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company.

      Over the past several years, various sugar alcohols have been used in food products as bulk sweeteners. However, none has the taste of table sugar and most are more caloric than D-Tagatose. Bulk sweeteners are used in products where the bulk of sugar is essential, such as baked goods, chocolates, and ice cream. High intensity sweeteners, such as aspartame and saccharin, do not provide the bulk needed for these products. Recently, another high-intensity sweetener, Erythritol, has become poised to enter the U.S. market as a self-affirmed Generally Recognized as Safe (GRAS) product. It is deemed low-calorie, but has a cooling taste unlike table sugar or D-tagatose.

Sales Backlog

        Sales backlog at December 31, 1998, and 1997, were as follows ($000s):

                                                  December 31, 1998                         December 31, 1997
                                     ----------------------------------------  -----------------------------------------
                                      Current        Long-Term       Total        Current        Long-Term      Total
                                     ----------  --------------  ------------  ------------    ------------  -----------
Information Services Division         $ 10,588       $ 14,040       $ 24,628      $ 11,070       $ 10,539      $ 21,609
BioTech Programs Unit                      200          1,000          1,200           200          1,000         1,200
                                     ----------  -------------   ------------  ------------    -----------   -----------
                                      $ 10,788       $ 15,040       $ 25,828      $ 11,270       $ 11,539      $ 22,809
                                     ----------  -------------   ------------  ------------    -----------   -----------

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

      With respect to all of its inventions, the Company has received approximately 100 patents, including foreign issues. It has several patents pending and many additional invention disclosures. In addition to its strong patent position, the Company also relies on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

                            Biospherics Incorporated
                                 --------------

Governmental Regulation

      The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements. Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws. The Company has not incurred significant expense in complying with such laws and does not anticipate material expense, except for the FDA approval for commercialization of D-tagatose (which is to be borne by MDFI). Commercialization of D-tagatose in the United States for use as food additives will require FDA approval. As of this date, Biospherics believes the results of its test program warrant continuing the development efforts to provide a broad family of low-calorie sweeteners. To the Company's knowledge, there is no current government regulation of the services to be provided via the healthcare information services. However, there can be no assurances that such regulations will not be initiated, which could adversely affect the Company's pursuit of these services.

Research and Development

      BioTech expenditures for research and development were approximately $411,000 and $557,000 in 1998 and 1997, respectively. These expenditures were incurred primarily in the ongoing efforts to commercialize D-tagatose, including its development for drug uses, with a minor portion to develop the Company's safe-for-humans pesticides.

Employees

      In 1998, the Company employed an average of 342 persons on a full or part time basis. Of this total, approximately 195 were full-time employees. The Company's employees are not currently unionized, and management believes that its relations with the Company's employees are harmonious.

Item 2. DESCRIPTION OF PROPERTY

      In November 1997, the Company signed a new lease agreement effective May 1, 1998, for 51,625 square feet of office/call center/research labs/warehouse space in the same Beltsville, Maryland, facility previously occupied, under the terms of a lease that expires on April 30, 2008. This facility contains corporate administration, human resources, accounting, sales and marketing, technical services, research labs, warehousing, and call center operations.

      The Company currently leases space for its ISD telesupport services in a 15,230 square foot facility in Cumberland, Maryland.

Item 3. LEGAL PROCEEDINGS

      Information required by this Item 3 is included in Note 6 "Commitments and Contingencies" of the Notes to Financial Statements included herein pursuant to
Part II of this Form 10-KSB.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted by the Company during the fourth quarter of 1998 to a vote of security holders, through solicitation of proxies, or otherwise.

                            Biospherics Incorporated
                                 --------------

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol BINC. No cash dividends were paid in 1998 or 1997. The Company's loan agreement with its bank does not expressly restrict the payment of dividends; however, no such payments are anticipated in the near future.

      As of February 26, 1999, the number of shareholders of record of the Company's common stock was approximately 4,800. The following table sets the high and low sales prices of the Company's common stock for each quarter during the two year period ended December 31, 1998, as reported on the NASDAQ National Market System.

                                High                Low
                           ---------------     --------------
1st Quarter 1998              $8 1/2              $4 1/8
2nd Quarter 1998              $5 1/2              $3 3/4
3rd Quarter 1998              $7                  $3 1/4
4th Quarter 1998              $8 1/4              $3 3/4

1st Quarter 1997              $7 7/8              $5 7/8
2nd Quarter 1997              $6 5/8              $4 3/4
3rd Quarter 1997              $12 1/2             $3 7/16
4th Quarter 1997              $8 1/16             $4 5/16

      In December 1997, the Company completed a $3 million private offering of 375,000 units to a single institutional investor. Each unit consisted of two (2) shares of Common Stock and two (2) warrants, with exercise prices of $4.00 and $4.50 per share, respectively. The warrants are exercisable for a three (3) year period. During 1998, 75,000 shares of the Company's common stock were purchased through the exercise of these warrants.

      The transaction was effected in compliance with the exemption from securities registration afforded by the provisions of Regulation D as established by the United States Securities and Exchange Commission and the Securities Act of 1933. In connection with this private placement, the Company issued warrants to various placement agents which could result in up to an additional 120,000 shares of Common Stock being issued. During 1998, 57,501 shares of the Company's common stock were purchased through the exercise of these warrants.

      The Company filed, on March 23, 1998, a Registration Statement on Form S-3 for the resale of the registrable securities covered by these transactions. See
Note 4 to the financial statements included herein pursuant to Part II of the Form 10-KSB.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations--1998 Compared with 1997

      The Company reported a net loss of $1,980,594 ($0.23 per share) on sales of $16,013,897 for the year ended December 31, 1998, compared with a net loss of $141,852 ($0.02 per share) on sales of $13,639,319 in 1997. Results for 1998 included approximately $900,000 in unrecovered costs associated with the Company's CQHealth venture, approximately $850,000 in start-up costs related to the National Park Service contract, $240,000 in unrecovered costs associated with the Company's BioTech Programs Unit, as well as increased depreciation expense. Results for 1997 included a $750,000 payment from MD Foods Ingredients amba of Denmark (MDFI) under the terms of the September

                            Biospherics Incorporated
                                 --------------

27, 1996, Licensing Agreement for the exclusive, worldwide use, manufacture and sale of the Company's nonfattening sugar, D-tagatose, as a sweetener.

      Revenue from ISD increased $3,089,000 (24%) from $12,677,000 in 1997 to $15,766,000 in 1998 primarily as a result of the addition of the National Park Service contract, as well as increases from commercial contracts related to the Company's pharmaceutical/health services. Decreased revenue in the fourth quarter was a result of the seasonal nature of the Company's reservation business, which typically peaks in the second and third quarters. The following schedule summarizes the break-down of ISD revenue between government and commercial contracts (in $000's):

                                  For the Year Ended December 31
                                     1998              1997
                                 -------------     -------------
      Government                    $11,094           $8,598
      Commercial                      4,672            4,079
                                 -------------     -------------
                                    $15,766          $12,677
                                 =============     =============

      The Company has taken steps to evolve and make more efficient the activities of CQHealth, the Company's venture, that resulted in approximately $900,000 in unrecovered costs. The Company will realign this professional expertise and advanced technologies within ISD's Health and Commercial Projects department to augment the expanding pharmaceutical business by providing disease management, case management, compliance and medical surveys for the health industry. CQHealth has been integrated into the Company's Information Services Division, Health and Commercial Projects Department to achieve these ends. This integration will alleviate non-cost recovering activities, leveraging existing and ever-developing Health and Pharmaceutical business, and increase service capabilities and market potential.

      ISD also incurred start-up costs of approximately $850,000 during 1998 in relation to the National Park Service contract, which the Company does not expect to incur in future years. The rapid implementation of the National Park Reservation Service resulted in start up costs of approximately $850,000 in the form of significant use of contract labor and telephone connectivity charges which the Company does not expect to incur in subsequent years.

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

      Revenue from BioTech Programs decreased $714,000 (74%) from $962,000 in 1997 to $248,000 in the current year. The prior year included a $750,000 payment under the licensing agreement with MDFI. The Company is providing technical support to MDFI to effect the commercialization of D-tagatoses of which $232,000 and $212,000 was recognized in contract revenue in 1998 and 1997, respectively. The Company also received an additional payment aggregating $1,000,000 in the first quarter of 1997 under the MDFI License Agreement representing a non-refundable advance against future royalties. This payment is classified as deferred revenue in the balance sheet.

      As part of the Beltsville building renovation, a new suite of laboratories was constructed for our BioTech Programs Unit. The laboratory was designed to accommodate BioTech's planned lines of research in the development of new products. These products center about the Company's scientific and engineering expertise. The major scope of products under development or consideration is limited to low-molecular weight carbohydrates, frequently involving chiral specificities. Generally simple molecules, but frequently rare, these compounds produce novel beneficial effects. For the near term, laboratory research and development will focus on the Company's strong position in D-tagatose. In addition to its use in foods and in the treatment for diabetes, early research has indicated a number of other uses. Products for heavy metal, including lead, detoxification, and calcium absorption are envisioned. Simple carbohydrates are also thought to be useful in providing a very rapid means for detecting microbial infection of meat, seafood and other consumed products of current concern to health authorities. One of the laboratories is suitable for the safe-for-humans pesticides development program. A small pilot plant allows for modest production for test purposes.

                            Biospherics Incorporated
                                 --------------

      Selling, general and administrative expenses ("S,G&A") increased $439,000 (13%) from $3,360,000 in 1997 to $3,799,000 in 1998. This increase was due to increased costs associated with the Company's technology labor as well as increased facility costs allocated to S,G&A.

      Depreciation and amortization expense increased $680,000 from $631,000 in 1997 to $1,311,000 in 1998. These investments are necessary to maintain a competitive position in the Company's information services business and have been instrumental in the Company's ability to win new contracts.

      Other income, net of other expenses, decreased $173,000 from a net income of $36,000 in 1997 to a net loss of $137,000 in 1998. The decrease was the result of increased interest expense connected with the financing of capital equipment.

      The Company's sales backlog as of December 31, 1998, was $25,828,000 compared to $22,809,000 as of December 31, 1997.

Liquidity and Capital Resources

      The Company renewed its Loan Agreement (the "Agreement") with NationsBank N.A. (the "Bank") on May 18, 1998, which provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $1,148,006 at December 31, 1998, and are collateralized by the Company's accounts receivable. The interest rate is the Bank's prime rate plus .75% per annum. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in violation of the bank covenants as of December 31, 1998. The violation was waived by the Bank. The line expires on May 31, 1999, but the Company anticipates that the line will be renewed in 1999. However, if the Company is unable to extend the line of credit and obtain adequate financing, material adverse consequences could result.

      The Company also renewed on May 18, 1998, a commitment from the Bank to assist in financing equipment purchases related to potential new contracts. This arrangement consists of a series of loans for the acquisition of computer systems and related telecommunication equipment not to exceed a maximum aggregate of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points. Outstanding borrowings under this commitment aggregated $826,238 at December 31, 1998, and is collateralized by the equipment purchased.

      In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $359,836 at December 31, 1998. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

      Cash flow for the year ended December 31, 1998, reflects a net cash outflow of $2.9 million consisting of $1.1 million used in operating activities, $3.9 million used in investing activities, and $2.1 provided by financing activities. Cash flow from operating activities in 1998 decreased $3.6 million from those of the prior year due to unrecovered costs of approximately $900,000 associated with the Company's entry into demand management and to substantial start-up costs of approximately $850,000 related to the National Park Service contract in the current year. The Company has taken steps to significantly reduce costs related to the marketing and administration of the demand management services by integrating CQHealth into the Company's Information Services Division. Prior year activity included one-time payments of $750,000 and $1,000,000 received from MDFI in the first half of 1997 under the Licensing Agreement for D-tagatose. Investment in property and equipment aggregated $3,867,313, in upgrading the Company's information and telecommunications systems, and in developing the Company's new software products used by ISD. The Company considers the development of these products nearly complete and does not anticipate continued capital investment at this level. The above investments were financed in part through a Regulation D issuance of common stock and borrowings under the Bank's operating and equipment lines of credit.

                            Biospherics Incorporated
                                 --------------

      Working capital as of December 31, 1998, was $277,964, which represents a $4.0 million decrease from working capital of $4.2 million at December 31, 1997. This decrease was the result of continued investment in telecommunication and computer systems, the development of computer software products to improve the Company's long-term competitive position, and the Company's entry into the healthcare Demand Management business.

      The Company considers the upgrading of its information and telecommunications systems nearly complete, and adequate for the near term. Future capital needs to start new contracts and maintain existing programs, while upgrading its information and telecommunication systems will be proportionally less. The Company is anticipating sufficient cash flow from operating activities during 1999 to cover its continuing capital needs, but will continue to seek additional intermediate and long-term financing alternatives. It is also anticipated that royalties on sales by MDFI could begin in 2000. There can be no assurances that the Company will obtain any or all such necessary funding. No dividends were paid in 1998 and none are anticipated in 1999.

Year 2000 Compliance

      General

      Biospherics Incorporated utilizes software, information systems and infrastructure components that may be affected by Year 2000 issues. During fiscal year 1998, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements via its Y2K Project (Project). During fiscal year 1998, the Company's largest division, ISD, completed modifications and testing of its primary information systems. These systems modifications included a complete modernization of the Company's infrastructure systems, such as its Cisco networks and Unix and NT Servers, as well as testing and modification to all critical and secondary enterprise systems.

      The Company is in the process of developing questionnaires and obtaining determination documentation from vendors for Year 2000 impact. The Company will monitor its vendors, suppliers, and clients to evaluate progress and impact. The Company has started to evaluate its non-information systems components; such as, facility systems, telephone services, and the like. To date, evaluations have yielded marked progress in all third party areas with no evidence of critical issue or impact.

      Project

      Biospherics' Project is designed to address internal and external components. It is phased, running from the third quarter of 1998 and concluding in the second quarter of 1999. The project includes a detailed milestone and project timeline. Biospherics' Project is on target and schedule, ending the year 1998 with milestones slightly ahead of its project timeline. Phase one of the Project was completed with the development of an inventory of all systems internal and external to the company. Phase two of the project was completed with an assessment of the inventory of systems internal to the company. Phase three and phase four run parallel in timeline; phase three is on target for completion in the first quarter of 1999 with the plan and schedule for any and all remediation for systems internal to the company. Phase four is on target for completion in the first quarter of 1999 with the assessment of all systems external to the company. Phases five and six, completion of the internal and external phases, respectively, of the Project, are on schedule for completion by second quarter end 1999.

      Conclusion and Costs

      Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan development and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has developed a contingency plan consisting of a budgetary set-aside. Projected expenses of remediation efforts and updates total less than $450,000. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop more in-depth contingency plans as deemed necessary at that time.

      Risks

      The failure to successfully complete the Biospherics Y2K Project, identifying and remedying all critical potential failures internal and external to the Company, could result in an interruption in normal business processes or sub-processes. Such failures could negatively impact the Company's operations and, as a result, impact the Company's financial condition. The Y2K industry problem holds inherent uncertainty, due to this it is not possible for Biospherics to affirm with certainty the level of impact from vendors, suppliers, and clients. The Project is designed to reduce this level of uncertainty with regard to Y2K compliance and readiness of internal and external systems. Biospherics believes that with the continued on schedule progress of the Project, the possibility of negative impact and operational interruptions will be significantly reduced.

Item 7. FINANCIAL STATEMENTS

      Financial statements and supplementary data required by this Item 7 follow.


Index to Financial Statements                                               Page

Statements of Operations for the years ended December 31,
  1998 and 1997...............................................................12
Balance Sheet as of December 31, 1998.........................................13
Statements of Changes in Stockholders' Equity for the years
  ended December 31, 1998 and 1997............................................14
Statements of Cash Flows for the years ended December 31,
  1998 and 1997...............................................................15
Notes to Financial Statements.................................................16
Report of Independent Accountants.............................................28

                            Biospherics Incorporated
                            Statements of Operations
                 For the years ended December 31, 1998 and 1997

                                                       1998            1997
                                                   ------------    ------------
Revenue
     Contract revenue                              $ 16,013,897    $ 12,889,319
     Licensing fee revenue                                   --         750,000
                                                   ------------    ------------
     Total revenue                                   16,013,897      13,639,319
                                                   ------------    ------------

Operating expense
     Direct contract and operating costs             12,457,277       9,350,399
     Selling, general and administrative expense      3,799,150       3,360,208
     Research and development expense                   410,827         557,264
     Depreciation and amortization expense            1,310,849         631,451
                                                   ------------    ------------
     Total operating expense                         17,978,103      13,899,322
                                                   ------------    ------------

Loss from operations                                 (1,964,206)       (260,003)
                                                   ------------    ------------

Other (expense) income, net
     Interest, net                                     (137,233)         36,088
     Other, net                                              --             200
                                                   ------------    ------------
                                                       (137,233)         36,288

Loss before taxes                                    (2,101,439)       (223,715)
Income tax benefit                                     (120,845)        (81,863)
                                                   ------------    ------------

Net loss                                           $ (1,980,594)   $   (141,852)
                                                   ------------    ------------

Net loss per share, basic                          $      (0.23)   $      (0.02)
                                                   =============   =============
Net loss per share, diluted                        $      (0.23)   $      (0.02)
                                                   =============   =============

Weighted average shares outstanding, basic            8,790,050       8,031,785
                                                   =============   =============
Weighted average shares outstanding, diluted          8,790,050       8,031,785
                                                   =============   =============

                 See accompanying notes to financial statements

                            Biospherics Incorporated
                                 Balance Sheet
                            As of December 31, 1998

ASSETS

Current assets

      Cash and cash equivalents                                              $  2,288,834
      Trade accounts receivable, net of allowance for
           doubtful accounts of $145,000                                        1,642,820
      Other receivables                                                           210,188
      Deferred income taxes                                                       114,532
      Prepaid expenses and other assets                                           558,070
                                                                             ------------
                Total current assets                                            4,814,444

      Property and equipment, net of accumulated depreciation
           of $2,756,472                                                        6,435,581
      Deferred income taxes                                                       185,468
      Patents, net of accumulated amortization of $85,506 and $72,435             128,745
      Deposit                                                                      70,000
                                                                             ------------
                Total assets                                                 $ 11,634,238
                                                                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Bank line of credit                                                    $  1,148,006
      Accounts payable and accrued expenses                                     1,636,602
      Accrued salaries and benefits                                               699,781
      Notes payable                                                               513,144
      Capital lease obligations                                                   394,143
      Deferred revenue                                                            144,804
                                                                             ------------
                Total current liabilities                                       4,536,480
Non-current liabilities
      Notes payable                                                               672,930
      Capital lease obligations                                                   649,447
      Deferred rent                                                               106,923
      Deferred revenue                                                          1,000,000
                                                                             ------------
                Total liabilities                                               6,965,780
                                                                             ------------

Commitments and contingencies                                                          --

Redeemable common stock                                                           325,710
                                                                             ------------

Stockholders' equity
      Preferred stock, $0.01 par value, 2,000,000 shares authorized;
                none issued and outstanding                                            --
      Common stock, $0.005 par value, 18,000,000 shares authorized;
                8,973,691 issued, 8,933,085 outstanding, of which
                3,213,506 shares are classified as redeemable common stock         28,801
      Paid-in capital in excess of par value                                    4,912,744
      Treasury stock, 40,606 shares, at cost                                     (267,369)
      Accumulated deficit                                                        (331,428)
                                                                             ------------
                Total stockholders' equity                                      4,342,748
                                                                             ------------
                Total liabilities and stockholders' equity                   $ 11,634,238
                                                                             ============

                 See accompanying notes to financial statements

                            Biospherics Incorporated
                 Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 1998 and 1997

                                                                Common Stock           Paid-in
                                                       ----------------------------   Capital in
                                                           Shares          Amount    Excess of Par
                                                       -------------  -------------  --------------

Balance, December 31, 1996                               7,957,468    $    23,690    $ 1,309,799

   Issuance of common stock
      Exercise of employee stock options                   146,122            730        545,382
      Sale of common stock, net of offering costs of
          $312,298, in private placement                   750,000          3,750      2,683,952
   Acquisition of treasury stock in connection
      with option exercises                                     --             --             --
   Issuance of treasury stock in payment of expense             --             --         10,265
   Cancellation of treasury stock                          (24,400)          (122)      (139,627)
   Net reclassification for redeemable common stock             --             30       (158,420)
   Tax benefit of stock options                                 --             --        151,853
   Net loss                                                     --             --             --
                                                       -----------    -----------    -----------

Balance, December 31, 1997                               8,829,190         28,078      4,403,204

   Issuance of common stock
      Exercise of employee stock options                    12,000             60         40,690
      Exercise of stock warrants                           132,501            663        529,341
   Offering costs of the December 12, 1997
      private placement                                         --             --        (60,491)
   Net loss                                                     --             --             --
                                                       -----------    -----------    -----------

Balance, December 31, 1998                               8,973,691    $    28,801    $ 4,912,744
                                                       ===========    ===========    ===========


                                                                                      Retained
                                                              Treasury Stock           Earnings
                                                          -----------------------    (Accumulated    Stockholders'
                                                            Shares       Amount        Deficit)         Equity
                                                          -----------------------    ------------   -------------
Balance, December 31, 1996                                  43,006    $  (261,603)   $ 1,791,018    $ 2,862,904

   Issuance of common stock
      Exercise of employee stock options                        --             --             --        546,112
      Sale of common stock, net of offering costs of
          $312,298, in private placement                        --             --             --      2,687,702
   Acquisition of treasury stock in connection
      with option exercises                                 26,000       (159,250)            --       (159,250)
   Issuance of treasury stock in payment of expense         (4,000)        13,735             --         24,000
   Cancellation of treasury stock                          (24,400)       139,749             --             --
   Net reclassification for redeemable common stock             --             --             --       (158,390)
   Tax benefit of stock options                                 --             --             --        151,853
   Net loss                                                     --             --       (141,852)      (141,852)
                                                       -----------    -----------    -----------    -----------

Balance, December 31, 1997                                  40,606       (267,369)     1,649,166      5,813,079

   Issuance of common stock
      Exercise of employee stock options                        --             --             --         40,750
      Exercise of stock warrants                                --             --             --        530,004
   Offering costs of the December 12, 1997
      private placement                                         --             --             --        (60,491)
   Net loss                                                     --             --     (1,980,594)    (1,980,594)
                                                       -----------    -----------    -----------    -----------

Balance, December 31, 1998                                  40,606    $  (267,369)   $  (331,428)   $ 4,342,748
                                                       ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements

                            Biospherics Incorporated
                            Statements of Cash Flows
                 For the years ended December 31, 1998 and 1997

                                                              1998           1997
                                                          -----------    ------------
Cash flows from operating activities
Net loss                                                  $(1,980,594)   $  (141,852)
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                          1,310,849        631,451
     Loss on sale or writedown of assets                       99,209        132,128
     Treasury stock issued in payment of expense                   --         24,000
     Deferred compensation                                    (18,869)       (28,975)
     Changes in assets and liabilities:
        Trade accounts receivable                            (266,473)       560,527
        Provision for uncollectible accounts receivable        60,000         30,000
        Other receivables                                     (99,875)       192,150
        Prepaid expenses and other assets                    (131,541)       (21,391)
        Deferred income taxes                                 175,526       (393,218)
        Accounts payable and accrued expenses                 (34,549)       412,686
        Income taxes payable                                 (215,226)       112,448
        Deferred rent                                         (10,336)       (84,747)
        Deferred revenue                                      (30,471)     1,032,386
                                                          -----------    -----------
Net cash (used in) provided by operating activities        (1,142,350)     2,457,593
                                                          -----------    -----------

Cash flows from investing activities
   Purchases of property and equipment                     (3,867,313)    (1,511,156)
   Restricted cash, security deposit                           27,408             --
   Deposit                                                    (70,000)            --
   Additions to patent costs                                   (4,810)        (1,446)
                                                          -----------    -----------
Net cash used for investing activities                     (3,914,715)    (1,512,602)
                                                          -----------    -----------

Cash flows from financing activities
   Net change on bank line of credit                        1,138,006       (225,000)
   Net change in book overdraft                               552,407       (226,883)
   Proceeds from notes payable                                678,922        915,139
   Payments on notes payable                                 (475,168)      (147,365)
   Payments on capital lease obligations                     (287,304)       (54,639)
   Proceeds from issuance of common stock                     570,754      3,386,862
   Tax benefit of stock options exercised                          --        151,853
   Cost of issuance of common stock                           (60,491)      (312,298)
                                                          -----------    -----------
Net cash provided by financing activities                   2,117,126      3,487,669
                                                          -----------    -----------
Net (decrease) increase in cash and cash equivalents       (2,939,939)     4,432,660
Cash and cash equivalents, beginning of year                5,228,773        796,113
                                                          -----------    -----------
Cash and cash equivalents, end of year                    $ 2,288,834    $ 5,228,773
                                                          ===========    ===========
Supplemental cash flow information
   Income taxes (refunded) paid                           $   (62,674)   $    46,115
   Interest paid                                          $   336,345    $   108,930
   Common stock accepted as payment under
     stock option exercises                               $        --    $   159,250
   Property and equipment financed by capital leases      $   795,260    $   590,273
   Property and equipment financed by accounts payable    $    55,181    $   257,995

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

1. Summary of Significant Accounting Policies

      Nature of Business

      Biospherics Incorporated was founded in 1967, is incorporated in Delaware, and maintains two facilities in Maryland. The Company consists of an Information Services Division ("ISD"), a Technical Services Division ("TSD"), and a BioTech Programs Unit ("BioTech"). ISD operates information-center services providing materials and information to the public as well as reservation and tourism services. TSD provides software engineering, telecommunications, network infrastructure, internet provision, and other computer system services via ISD. BioTech is dedicated to research and development of proprietary products.

      Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1998, the Company had approximately $2,210,254 in investments with a maturity of three months or less in one bank, which exceeds FDIC insured limits by $2,110,254. The Company has not experienced any losses on its investments.

      Receivables

      Three major contracts constitute 68% of the trade accounts receivable, the components of which are 30%, 26%, and 12%. No other single contract was greater than 10% of total trade accounts receivable. Receivables from Federal and state agencies represented 53% of the total trade accounts receivable.

      Included in trade accounts receivable is $65,000 in costs and estimated earnings in excess of billings on contracts that represent revenues recognized that are not billable as of December 31, 1998, under the terms of the contracts. There are no significant contract retainages as of December 31, 1998.

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

               Office furniture and equipment       3 to 10 years
               Computer hardware and software             5 years

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

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

1. Summary of Significant Accounting Policies (continued)

      Patent Costs

      Legal costs incurred in connection with patent applications and costs of acquiring patents are capitalized when incurred. When patents are granted, costs are amortized over a term representing the lesser of the life of the patent or the projected sales period of the product or process.

      Long-Lived Assets

      The Company assesses the potential impairment of long-lived assets, when events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded a loss in connection with the disposal of obsolete assets of $99,209 in 1998 and $132,128 in 1997 associated with computer hardware and software technologies. The Company uses an estimate of its future undiscounted cash flows to evaluate whether the long-lived assets are recoverable. The amount of impairment, if any, is measured based on projected discounted cash flows.

      Deferred Rent

      The Company entered into a new lease for its headquarters and research facilities in 1998. The excess of the rent expense over the cash payments for rent is recorded as deferred rent and is being amortized over the life of the lease.

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

      License Fees and Advance Royalties

      License fees and royalties are recognized as revenue over the fixed term of the contract. Non-refundable fees are recognized when they are earned in accordance with the applicable contractual terms. Payments received that are related to future performance are deferred and recorded as revenue as they are earned over contractually specified future performance periods. See Note 6. Pursuant to the contractual terms, the advance will be recovered and therefore recognized as revenue at the rate of 50% of such future royalties. As commercialization of the products subject to the royalties is not expected until the year 2000, the deferred revenue has been classified as noncurrent.

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

      Fair Value Information

      The estimated fair value of the Company's financial instruments, which include cash, receivables, accounts payable, long-term notes payable, and short-term notes payable reported in the balance sheet, approximate their carrying value.

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

1. Summary of Significant Accounting Policies (continued)

      Net Loss Per Share

      Basic earnings per common share have been computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share have been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents.

      New Accounting Standards

      The Company has adopted the disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires financial and descriptive information with respect to operating segments of an entity based on the way management disaggregates the entity for making internal operating decisions.

      The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 1999. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 by January 1, 2000. Because the Company does not currently invest in derivatives, management does not anticipate that adoption of this statement will have a material effect on the earnings or financial position of the Company.

      Reclassification

      Certain costs of sales, previously reported as direct contract and operating costs, have been reclassified to selling, general and administrative expense in order to conform with the current year presentation. The effect of this reclassification was an increase in selling, general and administrative expense of $531,143 and a corresponding decrease in direct contract and operating costs for the year ended December 31, 1997.

2. Property and Equipment

      The components of property and equipment as of December 31, 1998, at cost are:
                                                   Accumulated
                                                   Depreciation
                                                      and
                                        Cost       Amortization  Net Book Value
                                      ---------    ------------   -----------
     Computer software                $3,878,852    $  595,680    $3,283,172
     Computer hardware                 2,924,033     1,253,485     1,670,548
     Office furniture and equipment      505,111       280,390       224,721
     Leasehold improvements              498,524       300,873       197,651
     Capital leases                    1,385,533       326,044     1,059,489
                                      ==========    ==========    ----------
                                      $9,192,053    $2,756,472    $6,435,581
                                      ==========    ==========    ==========

3. Debt

      Line of Credit

      In May 1998, the Company renewed its Loan Agreement with NationsBank N.A. (the "Bank"). The Loan Agreement, which expires on May 31, 1999, provides for borrowings of 80% of trade accounts receivable up to $2 million, subject to an advance rate as defined in the Agreement. The amount outstanding under the Agreement aggregated $1,148,006 as of December 31, 1998, accrues interest at the Bank's prime rate plus .75% per annum (8.5%

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

3. Debt (continued)

at December 31, 1998), and is collateralized by the Company's eligible accounts receivable. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in violation of the covenants as of December 31, 1998. The violation was waived by the Bank. The total amount available to the Company was $1,308,639 under this Agreement at December 31, 1998. The Company anticipates that the line will be renewed in 1999. However, if the Company is unable to extend the line of credit and obtain adequate financing, material adverse consequences could result.

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

                                                          Balance             Principal Payments
                          Original     Interest Rate       As of         ------------------------------
  Date of Note             Amount        Per Annum       12/31/98         1999      2000        2001
 ------------              ------       ---------         --------       --------    --------   --------
April 15, 1996            $118,878        8.81%           $ 13,208       $ 13,208   $     --   $     --
August 31, 1997           $112,724        8.78%             62,625         37,575     25,050         --
December 3, 1997          $302,415        8.59%            193,209        100,805     92,404         --
March 11, 1998            $120,240        8.33%             93,520         40,080     40,080     13,360
April 29, 1998            $460,572        8.44%            371,017        153,525    153,524     63,968
October 20, 1998          $ 98,110        6.66%             92,659         32,703     32,703     27,253
                                                          --------       --------   --------   --------
                                                          $826,238       $377,896   $343,761   $104,581
                                                          ========       ========   ========   ========

      Notes Payable to ORIX

      In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $359,836 at December 31, 1998, of which $135,248 matures in 1999 and $224,588 matures in 2000. The
Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

      Other

      On January 14, 1998, the Company issued a $500,000 irrevocable letter of credit payable in favor of the U.S. Department of Interior (National Park Service) as a contract performance requirement under the contract awarded in December 1997, and on September 30, 1998, the Company issued a $250,000 irrevocable letter of credit payable in favor of the State of Maryland, Department of Budget and Management under the Maryland Information Center contract. On February 18, 1999, the two irrevocable letters of credit were replaced with two performance bonds in the amount of $500,000 and $250,000 for the respective contracts.

      Included in accounts payable is $850,933 related to a book overdraft at December 31, 1998.

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

4. Private Placement

      On December 12, 1997, the Company sold 375,000 units for $3 million (each unit consisting of two shares of common stock and two warrants with exercise prices of $4.00 and $4.50, respectively) in a private offering to a single institutional investor. Net of offering costs of $372,789, the placement resulted in proceeds to the Company of $2,627,211. The transaction was effected in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as established by the U.S. Securities and Exchange Commission ("SEC") and the Securities Act of 1933. Additionally, warrants to purchase 120,000 shares of common stock at $4.00 per share were issued to various placement agents. The warrants are exercisable for a three-year period after the date of closing. The Company has filed a Registration Statement on Form S-3 with the SEC for the resale of all registrable securities covered by this transaction. During 1998, warrants for the purchase of 132,501 shares, at $4.00 per share, of the Company's common stock were exercised, resulting in proceeds of $530,004. Warrants for the purchase of 362,499 and 375,000 shares at $4.00 and $4.50, respectively, are outstanding at December 31, 1998.

5. Income Taxes

      The benefit for income taxes in 1998 and 1997 consists of:

                                               Year Ended December 31,
                                               ---------------------
                                                 1998        1997
                                               ----------  ---------
           Current
                Federal                        $  53,297   $(254,152)
                State                             11,598     (56,264)
                                               ---------   ---------
           Total current benefit (provision)      64,895    (310,416)
                                               =========   =========

           Deferred
                Federal                           45,809     321,177
                State                             10,141      71,102
                                               ---------   ---------
           Total deferred benefit                 55,950     392,279
                                               ---------   ---------
           Total income tax benefit            $ 120,845   $  81,863
                                               =========   =========

The tax effect of significant temporary differences representing deferred tax assets as of December 31, 1998, is as follows:

                                            Current       Non-Current
                                           -----------    -----------
         Property and equipment            $        --    $  (956,422)
         Deferred rent                          14,260             --
         Accrued vacation                       45,278             --
         Allowance for doubtful accounts        55,999             --
         Deferred revenue                           --        386,200
         NOL carryforward                           --      1,513,810
         Other                                  (1,005)            --
                                           -----------    -----------
                                               114,532        943,588
         Valuation allowance                        --       (758,120)
                                           -----------    -----------
         Deferred tax asset                $   114,532    $   185,468
                                           ===========    ===========

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

5. Income Taxes (continued)

      The Company has $3,920,000 of U.S. net operating loss carryforwards which will be available to offset regular taxable U.S. income during the carryforward period through the year 2018. Based on the Company's losses in recent years and its accumulated deficit, the Company has provided a valuation allowance against the net deferred tax asset.

      Reconciliation between actual tax expense and tax computed at the statutory Federal rate of 34 percent for 1998 and 1997 are as follows:

                                                    1998         1997
                                                  ---------    ---------
       U.S. Federal income tax rate at 34%        $(714,489)   $ (76,063)
       State taxes, net of federal tax benefit     (192,691)      (9,793)
       Establishment of valuation allowance         758,120           --
       Expenses not deductible for tax purposes       5,431        3,993
       Adjustment for prior year taxes               22,784           --
                                                  ---------    ---------
       Income tax benefit                         $(120,845)   $ (81,863)
                                                  =========    ---------

6. Commitments and Contingencies

      Government Contracts

      The financial statements include revenues under U.S. Government contracts that are subject to post award audits and potential price redeterminations. The Defense Contracts Audit Agency ("DCAA") has completed its audits for all years through 1997. The Company believes that no material adjustments to the financial statements will arise from the unaudited year.

      The principal portion of the Company's revenue has been generated traditionally by the Information Services Division. Several of the Company's contracts that provide these revenues (principally contracts with the U.S. Government) are from time to time subject to protest proceedings. These contracts are awarded pursuant to a competitive bidding process. As of December 31, 1998, none of the Company's contracts were under protest.

      Leases

      The Company has various commitments under capital and operating leases through 2008 relating to computer hardware and software, office equipment, its call center facility in Cumberland, Maryland, and its call center and administrative offices in Beltsville, Maryland.

      Future minimum rentals as of December 31, 1998, under noncancellable leases are as follows:

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

6.      Commitments and Contingencies (continued)

                                                 Capital     Operating
         Year Ending December 31,                Leases        Leases
         --------------------------------      -----------------------

         1999                                  $  528,192   $  887,131
         2000                                     401,627      796,550
         2001                                     235,463      653,085
         2002                                     155,149      560,905
         2003                                      16,898      543,460
         Thereafter                                 1,102    2,547,729
                                               ----------   ----------
                                                1,338,431   $5,988,860
                                                            ==========
         Less:  executory costs                   107,115
         Less:  amount representing interest      187,726
                                               ----------
         Capital lease obligations              1,043,590
         Less current portion                     394,143
                                               ----------
         Long-term obligations                 $  649,447
                                               ==========

      These future minimum rentals do not include CPI adjustments to which some of the leases are subject. The Company incurred rental expenses of $1,253,373 in 1998 and $1,478,179 in 1997 under operating leases.

      The Company recorded rental income of $154,703 in 1998 and $511,866 in 1997, under sublease agreements, which is offset against rent expense in the accompanying financial statements.

      Related Party Transactions

      Stock Redemption Agreements

      In August 1978, the Company, with stockholders' approval, entered into agreements, which were restated on January 15, 1996, with two officer-stockholders (the "Principal Stockholders") who beneficially own over 35% of the outstanding common stock. Under the agreement, upon their deaths, the Company may be required to redeem from their estates the number of shares of the Company's stock necessary to pay estate taxes and administrative expenses of the estate, if any, up to $5,000,000. Shares would be redeemed at the then-current market price. Redeemable common stock, as of December 31, 1998, consisted of 3,213,506 shares with a par value of $0.005 per share. The Company is the beneficiary of an insurance policy on the lives of these individuals, which the Company maintains to provide benefits of $5,000,000 for this agreement.

      Employee Contract

      The Company has entered into an employment agreement with its Chair, CEO, President and Treasurer, who is a Principal Stockholder, that provides for certain benefits should he be terminated within the terms of the agreement for other than specific reasons. Benefits to be provided under this agreement include continued life, disability, accident and health insurance and severance payments equal to his annual base compensation through the term of the agreement. The agreement expires on December 31, 1999. The maximum contingent liability under this agreement as of December 31, 1998, aggregates approximately $271,000.

      Deferred Compensation and Consulting Agreements

      The Company has entered into agreements with the Principal Stockholders, whereby these individuals agreed to serve as full-time employees of the Company until their respective retirements. Under the agreements, upon retirement, these individuals will receive deferred compensation equal to 70% of their average annual total compensation less the

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

6. Commitments and Contingencies (continued)

assumed returns from investment of their funded pension plans and their social security payments. The deferred compensation plan is unfunded. As of December 31, 1998, the Company had no liability under the plan as actuarially determined. Upon completion of their employment, the officer-stockholders also agreed to serve as consultants to the Company on a minimum part-time, plus as-needed basis, at a specified daily rate.

      Other

      On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients (MDFI) amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener in foods. The Company received a non-refundable $750,000 initial partial payment on signing. This $750,000 was classified as licensing revenue in the 1996 financial statements. The Company received an additional payment of $1,750,000 on January 6, 1997, subsequent to the successful completion of MDFI's due diligence. The $750,000 of the $1,750,000 received on January 6, 1997, completes the initial non-refundable payment, and was classified as licensing revenue in the first quarter of 1997. The remaining $1 million of the $1,750,000 received was classified as deferred revenue as this represents a non-refundable advance against future royalties, recoverable and to be recognized as revenue, at the rate of 50% of such annual royalties. The term of the MDFI Agreement is five years after the expiration of the last to expire present or future U.S. patent covering the licensed product and/or the licensed process for manufacturing D-tagatose. The Company has two U.S. patents covering the proprietary method for the manufacture of D-tagatose, which expire on July 19, 2009, and March 25, 2111, respectively. Additional patents are likely to result from ongoing research. Full running royalties will be paid to the Company on sales, which the Company believes will begin when the first full-scale production plant for D-tagatose becomes operational. Under the terms of the agreement, MDFI has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European Countries and the costs of production and sales.

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

      The Company is also a party to other legal actions arising in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a materially adverse effect on the financial position or results of operations of the Company.

7. Stock Option Plan

      The Company has an Employees' Stock Option Plan (the "Plan") which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers and other key employees to purchase up to 400,000 shares of common stock in amounts determined by the Board of Directors through December 31, 2007. The Company also has an Employees' Nonqualified Stock Option Plan, whereby options were granted to officers and other key employees, through May 14, 1997, to purchase up to 4,400,000 shares of common stock in amounts determined by the Board of Directors. Options may be granted at a price not less than 50% of the fair market value of the stock on the date the options are granted and for a term not to exceed ten years from the award date. The Board of Directors determines the vesting period of options granted, which is generally five years. To date, all options granted, except for those part of an anti-hostile takeover plan explained below, have been at the then-publicly quoted

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

7. Stock Option Plan (continued)

price of the stock. During 1998, 89,000 options were granted. Activity for the two years ended December 31, 1998, is shown below:


                                                    1998                  1997
                                                  Weighted              Weighted
                                                   Average               Average
                                         1998      Exercise    1997     Exercise
                                        Shares     Price      Shares       Price
                                        ------     -----      ------       -----
Outstanding at beginning of year      2,820,750    $ 2.48    2,896,872    $ 2.25
       Granted                           89,000    $ 5.87      100,000    $ 6.34
       Exercised                        (12,000)   $ 3.40     (146,122)   $ 3.74
       Expired or forfeited             (96,900)   $ 5.48      (30,000)   $ 4.49
                                      ---------    ------    ----------  -------
Outstanding at end of year            2,800,850    $ 2.43    2,820,750    $ 2.48
Exercisable at end of year              664,475                591,125
Available for grant at end of year      246,000                300,000

 Price range of options
        Outstanding                 $1.43 to $7.25          $1.43 to $7.25
        Exercised                   $2.88 to $3.50          $2.88 to $5.25
        Expired or forfeited        $2.88 to $7.25          $2.88 to $7.13
 Weighted average fair value of
 options granted during the year        $3.34                    $3.82

The following table summarizes information with respect to stock options outstanding at December 31, 1998:

                              Number of         Weighted
                               Options          Average             Weighted
           Range of          Outstanding       Remaining             Average
         Exercise Price      at 12/31/98    Contractual Life      Exercise Price
         --------------      -----------    ----------------      --------------
         $1.43                2,000,000(1)       0.96                 $1.43
         $2.88 - 4.06           176,500          1.14                 $3.06
         $4.68 - 7.00           542,850          2.49                 $5.19
         $7.12 - 7.25            81,500          2.79                 $7.21
         --------------      -----------    ----------------      --------------
         $1.43 - 7.25         2,800,850          1.32                 $2.43
         ============        ===========    ================      ==============

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

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

7. Stock Option Plan (continued)

      The following table summarized information with respect to stock options exercisable at December 31, 1998


                                       Weighted
Year of Option     Number of            Average
  Expiration        Options          Exercise Price             Price Range
--------------    ------------       --------------             -----------
    1999            111,500             $2.88                      $2.88
    2000            381,850             $4.76                   $3.31 - 6.19
    2001             73,250             $7.22                   $7.13 - 7.25
    2002             63,875             $6.70                   $6.19 - 7.00
    2003             34,000             $6.26                   $5.78 - 6.36
  ----------        -------          --------------             -----------
  All Years         664,475             $4.98                   $2.88 - 7.25
  ==========        =======          ==============             ============

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, because the exercise price of options granted has been at market price, no compensation cost has been recognized. The Company elected the "disclosure only" presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted at fair market value. To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarizes the assumptions used and the pro-forma net loss and net loss per share resulting from applying SFAS 123.

                                                                     1998             1997
                                                                     ----             ----
Net loss                                        As reported      $(1,980,594)      $(141,852)
                                                Pro forma        $(2,408,248)      $(516,187)

Net loss per share - basic                      As reported         $(0.23)         $(0.02)
                                                Pro forma           $(0.27)         $(0.06)
Net loss per share - diluted                    As reported         $(0.23)         $(0.02)

                                                Pro forma           $(0.27)         $(0.06)

Expected life (years)                                                   4                 4
Risk-free interest rate                                              4.70%             6.48%
Volatililty                                                            75%               75%
Dividend yield                                                        0.0%              0.0%
Weighted average remaining contractual life (years)                   1.32              2.28
Weighted average fair value at date of grant                         $3.34             $3.82

8. Employee Benefit Plans

      Effective January 1, 1990, the Company established the Biospherics Incorporated 401(k) Retirement Plan. The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed 1 year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

      Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant's contribution or 2 1/2% of the participant's eligible compensation, whichever is less. The Company may, at its own discretion, make additional matching contributions to participants. Company contributions, net of forfeitures, amounted to $69,331 in 1998 and $66,761 in 1997.

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

9. Information by Business Segment

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is managed along two business segments, Information Services Division and the BioTech Programs Unit.

         Financial information by business segment for the years ended December 31, 1998, and 1997 are summarized below.

                                                                   Year Ended December 31,
                                                                   (Dollars in thousands)
                                                                    1998         1997
                                                                   ---------   --------
 Revenues                   Information Services Division          $ 15,766    $ 12,677
                            BioTech Programs Unit                       248         962
                                                                   --------    --------
                            Total revenues                         $ 16,014    $ 13,639
                                                                   ========    ========

 Operating Profit (Loss)    Information Services Division          $ (1,724)   $   (712)
    and Income (Loss)       BioTech Programs Unit                      (240)        452
                                                                   --------    --------
    Before Income Taxes     Total operating profit                   (1,964)       (260)
                                 Interest income (expense)             (137)         36
                                                                   ========    ========
                            Income (loss) from operations before
                                 income taxes                      $ (2,101)   $   (224)
                                                                   --------    --------

 Identifiable Assets        Information Services Division          $  7,379    $  4,307
                            BioTech Programs Unit                       171         229
                            General corporate assets                  4,084       6,723
                                                                   --------    --------
                            Total assets                           $ 11,634    $ 11,259
                                                                   ========    ========

 Capital                    Information Services Division          $  3,373    $  1,716
    Expenditures            BioTech Programs Unit                        14          --
                            General corporate assets                    277          53
                                                                   --------    --------
                            Total assets                           $  3,664    $  1,769
                                                                   ========    ========

 Depreciation               Information Services Division          $  1,017    $    480
    and Amortization        BioTech Programs Unit                        20          23
                            General corporate assets                    274         131
                                                                   --------    --------
                            Total depreciation and amortization    $  1,311    $    634
                                                                   ========    ========

      During 1998, ISD recognized revenue from four of its customers representing 18%, 17%, 16%, and 11% of the total Company revenues. During 1997, the Company recognized revenue from four of its customers representing 19%, 13%, 12%, and 11% of the total Company revenues. Government contracts accounted for 70% and 69% of the ISD revenue in 1998 and 1997, respectively.

      The BioTech Programs Unit has invented and patented for the Company the use of D-tagatose as a low-calorie sweetener and has invented and patented safe-for-humans pesticides. The Company also has filed for patents on other inventions. In 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, D-tagatose, as a sweetener (see Note 6 "Commitments and Contingencies").

      Operating profit (loss) consists of revenue less operating expenses. In computing operating profit, interest expense and income taxes were not considered.

                            Biospherics Incorporated
                         Notes to Financial Statements
                                   ----------

9. Information by Business Segment (continued)

      Identifiable assets by business segment are those assets used in the Company's operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs. Corporate assets are principally cash and certain other assets not related to a particular segment's operations.

Report of Independent Accountants

To the Stockholders and Board of Directors
Biospherics Incorporated

In our opinion, the accompanying balance sheet and related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Biospherics Incorporated at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PricewaterhouseCoopers L.L.P.
----------------------------------


Baltimore, Maryland
March 24, 1999

                            Biospherics Incorporated
                                   ----------

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Items 9 through 12.

      Information required by Part III (Items 9 through 12) of this Form 10-KSB is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                (3) Articles of Incorporation and Bylaws of the Company (incorporated by reference to the Company's Annual Proxy Statement of May 15, 1992, as filed with the Commission)

                (3.1) Articles of Amendment of the Company (incorporated by reference to the company's proxy statement for its May 1992 annual meeting, as filed with the Commission).

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

                (10.5.1) Amendment to Employment Agreement dated as of November
                        17, 1995, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 23, 1998)

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

                (10.10) Lease Agreement dated as of November 11, 1997 by and between the Company and Liberty Property Trust.

                (10.11) 1997 Stock Option Plan (incorporated by reference from the company's proxy statement for its May 1998 annual meeting, as filed with the Commission).

                (23)    Consent of PricewaterhouseCoopers L.L.P.

                (27) Financial Data Schedule (included only with electronic filing)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Biospherics Incorporated
                                                (Registrant)


Date:  February 25, 1999                  By: /s/  Gilbert V. Levin
       -------------------------              ---------------------
                                              Gilbert V. Levin
                                              Chair, CEO, President & Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           Chair, CEO, President, and
/s/  Gilbert V. Levin      Treasurer                          February 25, 1999
-------------------------
Gilbert V. Levin

                           Director, Vice President for
/s/  M. Karen Levin        Communications, Secretary          February 22, 1999
-------------------------
M. Karen Levin


/s/  Lionel V. Baldwin     Director                           February 22, 1999
-------------------------
Lionel V. Baldwin


/s/  David A. Blake        Director                           February 22, 1999
-------------------------
David A. Blake


/s/  A. Bruce Cleveland    Director                           February 22, 1999
-------------------------
A. Bruce Cleveland


/s/  George S. Jenkins     Director                           February 22, 1999
-------------------------
George S. Jenkins


/s/  Anne S. MacLeod       Director                           February 22, 1999
-------------------------
Anne S. MacLeod