Form 10QSB
period 1999-03-31
BIOSPHERICS INC
filed 1999-05-17
CIK 12239

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 1999.

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ____________ to_____________

Commission file number   0-5576
                      --------------------------------------------


                           BIOSPHERICS(R) INCORPORATED

-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




       DELAWARE                                                 52-0849320
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



              12051 INDIAN CREEK COURT, BELTSVILLE, MARYLAND 20705
              ----------------------------------------------------
                    (Address of principal executive offices)


                                  301-419-3900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the Registrant's class of Common Stock, as of the latest practicable date.

             Class                             Outstanding as of April 30, 1999
-------------------------------                --------------------------------
Common Stock, $0.005 par value                        9,237,584 shares


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]



-------------------------------------------------------------------------------

                            BIOSPHERICS INCORPORATED
                                   ----------

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                         PAGE NO.

Item 1.    Financial Statements (Unaudited)

           Statements of Operations for the three-month periods ended
           March 31, 1999 and 1998............................................................................3

           Balance Sheets as of March 31, 1999 and December 31, 1998..........................................4

           Statements of Cash Flows for the three-month periods ended
           March 31, 1999 and 1998............................................................................5

           Notes to Financial Statements......................................................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................................7

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..................................................................10

Signatures ..................................................................................................11


                            BIOSPHERICS INCORPORATED
                                   ----------



PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                   1999                1998
                                                                                 ----------------------------
REVENUE                                                                           $ 2,965,895     $ 3,527,923
                                                                                  -----------     -----------
OPERATING EXPENSE
         Direct contract and operating costs                                        2,540,742       2,458,974
         Selling, general and administrative expense                                  880,685         891,542
         Research and development expense                                              68,221          64,184
         Depreciation and amortization expense                                        404,007         201,878
                                                                                  -----------     -----------
         Total operating expense                                                    3,893,655       3,616,578
                                                                                  -----------     -----------

LOSS FROM OPERATIONS                                                                 (927,760)        (88,655)
                                                                                  -----------     -----------
Other (expense) income, net
         Interest, net                                                                (66,054)         10,654
                                                                                  -----------     -----------
Loss before taxes                                                                    (993,814)        (78,001)
Income tax benefit                                                                        --          (28,990)
                                                                                  -----------     -----------
NET LOSS                                                                          $  (993,814)    $   (49,011)
                                                                                  -----------     -----------
                                                                                  -----------     -----------

Net loss per share, basic                                                         $     (0.11)    $     (0.01)
                                                                                  -----------     -----------
                                                                                  -----------     -----------
Net loss income per share, diluted                                                $     (0.11)    $     (0.01)
                                                                                  -----------     -----------
                                                                                  -----------     -----------

Weighted average shares outstanding, basic                                          9,237,584       8,788,584
                                                                                  -----------     -----------
                                                                                  -----------     -----------
Weighted average shares outstanding, diluted                                        9,237,584       8,788,584
                                                                                  -----------     -----------
                                                                                  -----------     -----------


                See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                                   ----------


                                 BALANCE SHEETS


ASSETS                                                                          March 31, 1999      December 31, 1998
                                                                              ------------------    -----------------
                                                                                 (Unaudited)
Current assets
          Cash and cash equivalents                                              $ 1,565,898              $ 2,288,834
          Trade accounts receivable, net of allowance for
               doubtful accounts of $145,000 and $145,000                          1,886,967                1,642,820
          Other receivables                                                          198,792                  210,188
          Deferred income taxes                                                      114,532                  114,532
          Prepaid expenses and other assets                                          561,887                  558,070
                                                                                 -----------              -----------
                    Total current assets                                           4,328,076                4,814,444

          Property and equipment, net of accumulated depreciation of
               depreciation of $3,156,973 and $2,756,472                           6,725,118                6,435,581
          Deferred income taxes                                                      185,468                  185,468
          Patents, net of accumulated amortization of $89,012 and $85,506            125,344                  128,745
          Deposit                                                                         --                   70,000
                                                                                 -----------              -----------
                    Total assets                                                 $11,364,006              $11,634,238
                                                                                 -----------              -----------
                                                                                 -----------              -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
          Bank line of credit                                                    $ 1,048,639              $ 1,148,006
          Accounts payable and accrued expenses                                    1,410,084                1,636,602
          Accrued salaries and benefits                                              772,870                  699,781
          Notes payable                                                              503,237                  513,144
          Capital lease obligations                                                  404,224                  394,143
          Deferred revenue                                                           115,078                  144,804
                                                                                 -----------              -----------
                    Total current liabilities                                      4,254,132                4,536,480

          Notes payable                                                              549,322                  672,930
          Capital lease obligations                                                  544,643                  649,447
          Deferred rent                                                              120,769                  106,923
          Deferred revenue                                                         1,000,000                1,000,000
                                                                                 -----------              -----------
                    Total liabilities                                              6,468,866                6,965,780
                                                                                 -----------              -----------
                                                                                 -----------              -----------
Commitments and contingencies                                                             --                       --

Redeemable common stock                                                              325,710                  325,710
                                                                                 -----------              -----------

Stockholders' equity
          Preferred stock, $0.01 par value,  2,000,000 shares authorized;
               none issued and outstanding                                                --                       --
          Common stock, $.005 par value, 18,000,000 shares authorized;
               9,278,190 issued, 9,237,584 shares outstanding, of which
               3,213,506 shares are classified as redeemable common stock             30,323                   28,801
          Paid-in capital in excess of par value                                   6,131,718                4,912,744
          Treasury stock, 40,606 shares, at cost                                    (267,369)                (267,369)
          Accumulated deficit                                                     (1,325,242)                (331,428)
                                                                                 -----------              -----------
                    Total stockholders' equity                                     4,569,430                4,342,748
                                                                                 -----------              -----------
                    Total liabilities and stockholders' equity                   $11,364,006              $11,634,238
                                                                                 -----------              -----------
                                                                                 -----------              -----------


                See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                                   ----------

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                     1999             1998
                                                                                 ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $  (993,814)       $ (49,011)
Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                 404,007          201,878
       Changes in assets and liabilities:
           Trade accounts receivable                                                (244,147)        (706,967)
           Provision for uncollectible accounts receivable                                --          (15,000)
           Other receivables                                                          11,396            9,498
           Prepaid expenses and other assets                                          (3,817)          26,602
           Deferred income taxes                                                          --          (28,990)
           Accounts payable and accrued expenses                                    (108,221)         597,544
           Income taxes payable                                                       73,089         (145,000)
           Deferred rent                                                              13,846         (100,394)
           Deferred compensation                                                          --              392
           Deferred revenue                                                          (29,726)          53,457
                                                                                 -----------      -----------

Net cash used in operating activities                                               (877,387)        (155,991)
                                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                          (620,038)      (1,514,805)
       Additions to patent costs                                                        (105)              --
                                                                                 -----------      -----------
Net cash used in investing activities                                               (620,143)      (1,514,805)
                                                                                 -----------      -----------

SH FLOWS FROM FINANCING ACTIVITIES
       Net change on bank line of credit                                             (99,367)       1,000,609
       Net change in book overdraft                                                 (118,297)         (78,958)
       Payments on notes payable                                                    (133,515)         (91,498)
       Payments on capital lease obligations                                         (94,723)         (31,422)
       Proceeds from issuance of common stock                                      1,220,496               --
       Cost of issuance of common stock                                                   --          (18,389)
                                                                                 -----------      -----------

Net cash provided by financing activities                                            774,594          780,342
                                                                                 -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (722,936)        (890,454)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,288,834        5,228,773
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 1,565,898      $ 4,338,319
                                                                                 -----------      -----------
                                                                                 -----------      -----------



                See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                                   ----------

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1.     BASIS OF PRESENTATION

       The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 1998. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.     NET LOSS PER SHARE

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

4.     PRIVATE PLACEMENT

       In December 1997, Biospherics Incorporated (the "Company") completed a $3 million private offering of 375,00 units to a single institutional investor (the "Investor"). Each unit consisted of two (2) shares of Common Stock and two (2) Warrants, with exercise prices of $4.00 and $4.50 per share, respectively. The Warrants are exercisable throughout a three (3) year period. Prior to March 31, 1999, the Investor exercised warrants with an exercise price of $4.00 per share for 125,000 shares of Common Stock. All shares issued in connection with the December 1997 private placement, including all which may be issued pursuant to exercise of the Warrants, have been registered by the Company's Registration Statement on Form S-3 (Registration No. 333-44973).

       On March 31, 1999, the Investor agreed to exercise the balance of its $4.00 per share Warrants (i.e., for 250,000 shares of Common Stock) in consideration for the Company's grant to the Investor of a new three-year Warrant for 250,000 shares of Common Stock with an exercise price of $8.00 per share (the "New Warrant"). As part of the transaction, the Company has agreed to register the shares of Common Stock underlying the New Warrant.

                            BIOSPHERICS INCORPORATED
                                   ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as "believes," "expects," is or are "expected," "anticipates," "anticipated," "should" and words of similar impact. These forward-looking statements are based on the Company's current expectations. Because forward looking statements involve risk and uncertainties, the Company's actual results could differ materially. See the Company's form 8-K filing dated March 26, 1999 for a more detailed statement concerning forward looking statements.

       Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is managed along two business segments, the Information Services Division (ISD) and the BioTech Programs Unit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
INFORMATION SERVICES                                 1999             1998
                                                  -----------     ------------
    Revenue                                       $ 2,920,000      $ 3,481,000
    Operating expense                               3,768,000        3,543,000
                                                  -----------      -----------
        Operating loss                            $  (848,000)     $   (62,000)
                                                  -----------      -----------
                                                  -----------      -----------

BIOTECH
    Revenue                                       $    46,000      $    47,000
    Operating expense                                 125,000           74,000
                                                  -----------      -----------
        Operating loss                            $   (79,000)     $   (27,000)
                                                  -----------      -----------
                                                  -----------      -----------


       The Company reported a net loss of $994,000 ($0.11 per share, diluted) on sales of $3 million for the first quarter of 1999 compared with net loss of $49,011 ($0.01 per share, diluted) on sales of $3.5 million in the same period of 1998.

       The Information Services Division's revenue for the three months ended March 31, 1999, decreased $561,000 in relation to the same period in 1998, resulting in a net loss of $848,000 for the quarter. The decrease between years is the result of two contracts which were completed last year and the seasonal nature of the National Park Service contract, which is more active in the second and third quarters. In comparison to the fourth quarter of 1998, ISD revenues increased $689,000 while expenses decreased $182,000 as a result of increased operational efficiencies.

       On February 18, 1999, the Company was awarded an information center contract for the Federal Trade Commission, which commenced March 1, 1999. This is a one-year contract, with provisions for two option years, aggregating $2,700,000 if all options are exercised. The Company is negotiating on several new commercial and government contracts which will utilize the Company's proprietary information products: ReserveSuite, InfoSuite, HealthSuite, and CTI (Computer Telephony Integration).

       First quarter revenues from the BioTech Programs Unit were consistent between years. The Company is providing technical support to MDFI to effect the commercialization of D-tagatose. The Company may receive up to approximately $200,000 this year for these technical support services. The Company also received an additional payment aggregating $1,000,000 in the first quarter of 1997 under the MDFI License Agreement representing a non-refundable advance against future royalties. This payment is classified as deferred revenue in the balance sheet.

       Selling, general and administrative expense ("S,G&A") for the first quarter was consistent between years.

       Depreciation expense increased $202,000 in the first quarter of 1999 in comparison to the same period in 1998. The increase was due to the Company's increased investment in technology and product development.

                            BIOSPHERICS INCORPORATED
                                   ----------


LIQUIDITY AND CAPITAL RESOURCES

       The Company renewed its Loan Agreement (the "Agreement") with NationsBank N.A. (the "Bank") on May 18, 1998, which provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $1,048,639 at March 31, 1999, and are collateralized by the Company's accounts receivable. The interest rate is the Bank's prime rate plus .75% per annum. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in violation of the bank covenants as of December 31, 1998. The violation was waived by the Bank. The line expires on May 31, 1999, but the Company anticipates that the line will be renewed in 1999. However, if the Company is unable to extend the line of credit and obtain adequate financing, material adverse consequences could result.

       The Company also renewed, on May 18, 1998, a commitment from the Bank to assist in financing equipment purchases related to potential new contracts. This arrangement consists of a series of loans for the acquisition of computer systems and related telecommunication equipment not to exceed a maximum aggregate of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points. Outstanding borrowings under this commitment aggregated $725,160 at March 31, 1999, and that amount is collateralized by the equipment purchased.

       In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $327,399 at March 31, 1999. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

       Cash flow for the quarter ended March 31, 1999, reflects a net cash outflow of $723,000, consisting of $877,000 used in operating activities, $620,000 used in investing activities, and $775,000 provided by financing activities. Cash flow from operating activities in the first quarter of 1999 decreased $721,000 from those of the prior year. The decrease in operating cashflow is the result of two contracts which were completed last year and to the seasonal nature of the National Park Service contract which is more active in the second and third quarters. Investment in property and equipment aggregated $620,000, and represented a $895,000 reduction from that of the prior year as a result of the completion of the Company's major product development which includes the CTI system, ReserveSuite, HealthSuite, and the near completion of InfoSuite. The investment was used in upgrading the Company's information and telecommunications systems, and in the continued development of the Company's new software products used by ISD. The Company considers the development of these products nearly complete and adequate for the near term. It does not anticipate continued capital investment at this level. The above investments were financed in part through proceeds from the exercise of stock warrants and borrowings under the Bank's operating and equipment lines of credit.

       Working capital as of March 31, 1999, was $74,000, which represents a $2.7 million decrease from working capital of $2.7 million at March 31, 1998. This decrease was the result of continued investment in telecommunication and computer systems, the development of computer software products to improve the Company's long-term competitive position, and the Company's entry into the healthcare Demand Management business in 1998.

       Future capital to start new contracts and maintain existing programs, while upgrading the Company's information and telecommunication systems, will be proportionately less. It is also anticipated that royalties on sales by MDFI could begin in 2001.

                            BIOSPHERICS INCORPORATED
                                   ----------


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

         The Company is in the process of developing questionnaires and obtaining determination documentation from vendors for Year 2000 impact. The Company will monitor its vendors, suppliers, and clients to evaluate progress and impact. The Company has started to evaluate its non-information systems components such as facility systems, telephone services, and the like. To date, evaluations have yielded marked progress in all third party areas with no evidence of critical issues.

         PROJECT

         Biospherics' Project is designed to address internal and external components to assure Year 2000 readiness. The project is phased, running from the third quarter of 1998 and concluding in the second quarter of 1999. The project includes a detailed milestone and project timeline. Biospherics' Project is on target and schedule, ending the year 1998 with milestones achieved slightly ahead of its project timeline. Phase one of the Project was completed with the development of an inventory of all systems internal and external to the company. Phase two of the project was completed with an assessment of the inventory of systems internal to the Company. Phase three and phase four ran parallel in timeline; phase three was completed in the first quarter of 1999 and produced a plan and schedule for all remediation for systems internal to the Company. Phase four was completed in the first quarter of 1999 with the assessment of all systems external to the Company. Phases five and six, completion of the internal and external phases, respectively, of the Project, are on schedule for completion by second quarter end 1999.

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

         RISKS

         The failure to successfully complete the Biospherics Y2K Project, identifying and remedying all critical potential failures internal and external to the Company, could result in an interruption in normal business processes or sub-processes. Such failures could negatively impact the Company's operations and, as a result, impact the Company's financial condition. The Y2K industry problem holds inherent uncertainty; due to this it is not possible for Biospherics to affirm with certainty the level of impact from vendors, suppliers, and clients. The Project is designed to reduce this level of uncertainty with regard to Y2K compliance and readiness of internal and external systems. Biospherics believes that with the continued on schedule progress of the Project, the possibility of negative impact and operational interruptions will be significantly reduced.

                            BIOSPHERICS INCORPORATED
                                   ----------


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           On March 26, 1999, the Company filed a cautionary statement for the purposes of the "Safe Harbor for Forward-Looking Statements" on Form 8-K.

                            BIOSPHERICS INCORPORATED
                                   ----------



                                   SIGNATURES

       Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BIOSPHERICS INCORPORATED
                                                     --------------------------
                                                     (REGISTRANT)



Date:    MAY 17, 1999                             By:/S/ GILBERT V. LEVIN
--------------------------                           --------------------------
                                                     Gilbert V. Levin
                                                     Chair, CEO, President, and
                                                       Treasurer