Form 10QSB
period 1999-06-30
BIOSPHERICS INC
filed 1999-08-13
CIK 12239

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ______________

Commission file number   0-5576



                BIOSPHERICS -Registered Trademark- INCORPORATED

------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                         52-0849320
---------------------------------                        -------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


               12051 INDIAN CREEK COURT, BELTSVILLE, MARYLAND 20705
------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                  301-419-3900
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

              Class                            Outstanding as of June 30, 1999
   -----------------------------               -------------------------------
  Common Stock, $0.005 par value                      9,620,952 shares


Transitional Small Business Disclosure Format (Check One):   Yes [  ]   No [X]


-------------------------------------------------------------------------------

                            BIOSPHERICS INCORPORATED

                                  ----------

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE NO.
Item 1.    Financial Statements (Unaudited)

           Statements of Operations for the three-month and
           six-month periods ended June 30, 1999 and 1998.......................    3

           Balance Sheets as of June 30, 1999 and December 31, 1998.............    4

           Statements of Cash Flows for the six-month
           periods ended June 30, 1999 and 1998.................................    5

           Notes to Financial Statements........................................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................    7

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..................   11

Item 6.    Exhibits and Reports on Form 8-K.....................................   11

Signatures .....................................................................   12

                            BIOSPHERICS INCORPORATED

                                  ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------  ---------------------------------
                                                         1999             1998             1999             1998
                                                   ----------------- ---------------  ---------------- ----------------
REVENUE                                                 $ 3,583,379     $ 5,502,110       $ 6,549,274      $ 9,030,033
                                                   ----------------- ---------------  ---------------- ----------------
                                                   ----------------- ---------------  ---------------- ----------------

OPERATING EXPENSE
     Direct contract and operating costs                  2,633,155       3,700,142         5,173,897        6,159,116
     Selling, general and administrative expense            868,885         877,793         1,749,570        1,769,335
     Research and development expense                       145,286         125,022           213,507          189,206
     Depreciation and amortization expense                  420,425         312,795           824,432          514,673
                                                   ----------------- ---------------  ---------------- ----------------

     Total operating expense                              4,067,751       5,015,752         7,961,406        8,632,330
                                                   ----------------- ---------------  ---------------- ----------------

(LOSS) INCOME FROM OPERATIONS                             (484,372)         486,358       (1,412,132)          397,703

Other (expense) income
     Interest, net                                         (57,633)        (43,542)         (123,687)         (32,888)
                                                   ----------------- ---------------  ---------------- ----------------

(Loss) income before taxes                                (542,005)         442,816       (1,535,819)          364,815
Income tax expense                                         300,000          166,661          300,000           137,671
                                                   ----------------- ---------------  ---------------- ----------------

NET (LOSS) INCOME                                       $ (842,005)      $  276,155      $(1,835,819)       $  227,144
                                                   ----------------- ---------------  ---------------- ----------------
                                                   ----------------- ---------------  ---------------- ----------------

Net (loss) income per share, basic                       $   (0.09)       $    0.03        $   (0.20)        $    0.03
                                                   ----------------- ---------------  ---------------- ----------------
                                                   ----------------- ---------------  ---------------- ----------------
Net (loss) income per share, diluted                     $   (0.09)       $    0.02        $   (0.20)        $    0.02
                                                   ----------------- ---------------  ---------------- ----------------
                                                   ----------------- ---------------  ---------------- ----------------

Weighted average shares outstanding, basic               9,414,217        8,788,584         9,192,439        8,788,584
                                                   ----------------- ---------------  ---------------- ----------------
                                                   ----------------- ---------------  ---------------- ----------------
Weighted average shares outstanding, diluted             9,414,217       11,151,005         9,192,439       10,840,394
                                                   ----------------- ---------------  ---------------- ----------------
                                                   ----------------- ---------------  ---------------- ----------------

                See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED

                                  ----------

                                BALANCE SHEETS


ASSETS                                                                                JUNE 30,1999        DECEMBER 31,
                                                                                      (UNAUDITED)             1998
                                                                                      ------------        ------------
Current assets
      Cash and cash equivalents                                                       $  1,899,128        $  2,288,834
      Trade accounts receivable, net of allowance for doubtful
           accounts of $30,000 and $145,000                                              2,247,547           1,642,820
      Other receivables                                                                    191,947             210,188
      Deferred income taxes                                                                      -             114,532
      Prepaid expenses and other assets                                                    729,799             558,070
                                                                                  -----------------   -----------------
                  Total current assets                                                   5,068,421           4,814,444

      Property and equipment, net of accumulated
         depreciation of $3,586,912 and $2,756,472                                       6,898,448           6,435,581
      Deferred income taxes                                                                      -             185,468
      Patents, net of accumulated amortization of $92,520 and $85,506                      135,486             128,745
      Deposit                                                                                    -              70,000
                                                                                  -----------------   -----------------
                  Total assets                                                       $  12,102,355       $  11,634,238
                                                                                  -----------------   -----------------
                                                                                  -----------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Bank line of credit                                                             $  1,000,930        $  1,148,006
      Accounts payable and accrued expenses                                              1,635,707           1,636,602
      Accrued salaries and benefits                                                        707,497             699,781
      Notes payable                                                                        507,749             513,144
      Capital lease obligations                                                            387,286             394,143
      Deferred revenue                                                                     111,161             144,804
                                                                                  -----------------   -----------------
                  Total current liabilities                                              4,350,330           4,536,480

Notes payable                                                                              417,203             672,930
Capital lease obligations                                                                  464,844             649,447
Deferred rent                                                                               88,462             106,923
Deferred revenue                                                                         1,000,000           1,000,000
                                                                                  -----------------   -----------------
                  Total liabilities                                                      6,320,839           6,965,780
                                                                                  -----------------   -----------------

Redeemable common stock, 3,213,506 shares                                                  325,710             325,710
                                                                                  -----------------   -----------------

Stockholders' equity
      Preferred stock, $0.01 par value, 2,000,000 shares authorized;
             none issued and outstanding                                                         -                   -
      Common stock, $.005 par value, 18,000,000 shares authorized; 9,655,190 and
             8,973,691 issued, 9,620,952 and 8,933,085 shares outstanding, of which 3,213,506 shares are classified as redeemable common stock
             at June 30, 1999, and December 31, 1998, respectively                          32,208              28,801
      Paid-in capital in excess of par value                                             7,818,214           4,912,744
      Treasury stock, 34,238 and 40,606 shares at cost, at June 30, 1999 and
             December 31, 1998, respectively                                              (222,106)           (267,369)
      Accumulated deficit                                                               (2,172,510)           (331,428)
                                                                                  -----------------   -----------------
                  Total stockholders' equity                                             5,455,806           4,342,748
                                                                                  -----------------   -----------------
                  Total liabilities and stockholders' equity                         $  12,102,355       $  11,634,238
                                                                                  -----------------   -----------------
                                                                                  -----------------   -----------------

                 See accompanying notes to financial statements

                            BIOSPHERICS INCORPORATED

                                  ----------

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                   ----------------------------------
                                                                                        1999               1998
                                                                                   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                   $ (1,835,819)         $  227,144
Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
       Depreciation and amortization                                                     837,454             514,673
       Loss on sale or write down of assets                                                    -              56,464
       Treasury stock issued in payment of expense                                        40,000                   -
       Changes in assets and liabilities:
           Trade accounts receivable                                                    (489,727)         (1,642,599)
           Provision for uncollectible accounts receivable                              (115,000)            (15,000)
           Other receivables                                                              18,241            (168,418)
           Prepaid expenses and other assets                                            (171,729)           (246,113)
           Prepaid income taxes                                                                -             (43,604)
           Deferred income taxes                                                         300,000             151,501
           Accounts payable and accrued expenses                                         (71,370)            (44,941)
           Income taxes payable                                                                -            (215,226)
           Deferred rent                                                                 (18,461)             (9,799)
           Deferred compensation                                                               -                 522
           Deferred revenue                                                              (33,643)            134,657
                                                                                   ---------------    ---------------
Net cash used in operating activities                                                 (1,540,054)         (1,300,739)
                                                                                   ---------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                            (1,223,307)         (2,411,895)
       Restricted cash, security deposit                                                       -              27,408
       Additions to patent costs                                                         (13,755)                  -
                                                                                   ---------------    ---------------
Net cash used in investing activities                                                 (1,237,062)         (2,384,487)
                                                                                   ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net change on bank line of credit                                                (147,076)          1,066,184
       Net change in book overdraft                                                       78,191             942,475
       Proceeds from notes payable                                                             -             580,812
       Payments on notes payable                                                        (261,122)           (219,788)
       Payments on capital lease obligations                                            (191,460)           (105,302)
       Proceeds from issuance of common stock                                          2,918,496                   -
       Cost of issuance of common stock                                                   (9,619)            (29,716)
                                                                                   ---------------    ---------------
Net cash provided by financing activities                                              2,387,410           2,234,665
                                                                                   ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (389,706)         (1,450,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,288,834           5,228,773
                                                                                   ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 1,899,128         $ 3,778,212
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------


                 See accompanying notes to financial statements

                            BIOSPHERICS INCORPORATED

                                  ----------

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999, and the results of its operations for the three-month and six-month periods ended June 30, 1999 and 1998 and its cash flows for the six-month periods ended June 30, 1999 and 1998. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.     NET INCOME (LOSS) PER SHARE

       Basic earnings (loss) per common share have been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted loss per common share have been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents during 1999, as stock equivalents are antidilutive. During 1998, diluted earnings per share have been computed by dividing net income by the weighted-average number of Common Shares outstanding with an assumed increase in Common Shares outstanding for Common Stock equivalents.

3.     INCOME TAXES

       Based on the Company's losses for the six months ended June 30, 1999, and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.

4.     DEFERRED REVENUE

       Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark. The advance will be recoverable at 50% of such annual royalties.

5.     PRIVATE PLACEMENT

       In December 1997, the Company completed a $3 million private offering of 375,000 units to a single institutional investor (the "Investor"). Each unit consisted of two (2) shares of Common Stock and two (2) Warrants, with exercise prices of $4.00 and $4.50 per share, respectively. The Warrants were exercisable throughout a three (3) year period. All shares issued in connection with the December 1997 private placement, including all which may be issued pursuant to exercise of the Warrants, have been registered by the Company's Registration Statement on Form S-3 (Registration No. 333-44973).

       Prior to March 31, 1999, the Investor exercised warrants with an exercise price of $4.00 per share for 125,000 shares of Common Stock. On March 31, 1999, the Investor agreed to exercise the balance of its $4.00 per share Warrants (i.e., for 250,000 shares of Common Stock) in consideration for the Company's grant to the Investor of a new three-year Warrant for 250,000 shares of Common Stock with an exercise price of $8.00 per share (the "1999 Warrant I"). As part of the transaction, the Company has registered the shares of Common Stock underlying the 1999 Warrant I.

       On May 21, 1999, the Investor agreed to exercise all of its $4.50 per share Warrants (i.e., for 375,000 shares of Common Stock) in consideration for the Company's grant to the Investor of a new three-year Warrant for 375,000 shares of Common Stock with an exercise price of $6.40 per share (the "1999 Warrant II"). As part of the transaction, the Company has registered the shares of Common Stock underlying the 1999 Warrant II.

       The shares underling the 1999 Warrant I and the 1999 Warrant II, have been registered by the Company's Registration Statement on Form S-3 (Registration No. 333-79593).

6.     TREASURY STOCK TRANSACTION

                            BIOSPHERICS INCORPORATED

                                  ----------

       During April 1999, the Company issued 6,368 shares of Common Stock previously held in the treasury in payment of expenses. The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $5,263.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as "believes," "expects," is or are "expected," "anticipates," "anticipated," "should" and words of similar impact. These forward-looking statements are based on the Company's current expectations. Because forward looking statements involve risks and uncertainties, the Company's actual results could differ materially. See the Company's Form 8-K filing dated March 26, 1999, for a more detailed statement concerning forward-looking statements.

       Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is managed along two business segments, the Information Services Division (ISD) and the BioTech Programs Unit.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND
1998

                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------- -----------------------------------
                                       1999              1998             1999              1998
                                  ----------------  ---------------- ---------------- ------------------
INFORMATION SERVICES
     Revenue                          $ 3,510,805       $ 5,433,972      $ 6,430,547        $ 8,915,114
     Operating expense                  3,923,317         4,892,220        7,691,789          8,434,586
                                  ----------------  ---------------- ---------------- ------------------
         Operating profit (loss)       $ (412,512)        $  541,752     $(1,261,242)       $   480,528
                                  ----------------  ---------------- ---------------- ------------------
                                  ----------------  ---------------- ---------------- ------------------

BIOTECH
     Revenue                           $   72,574        $   68,138       $  118,727        $   114,919
     Operating expense                    144,434           123,532          269,617            197,744
                                  ----------------  ---------------- ---------------- ------------------
         Operating loss               $  (71,860)       $  (55,394)      $ (150,890)        $   (82,825)
                                  ----------------  ---------------- ---------------- ------------------
                                  ----------------  ---------------- ---------------- ------------------

       The Company reported a net loss of $842,005 ($0.09 per share, diluted) on sales of $3,583,379, and a net loss of $1,835,819 ($0.20 per share, diluted) on sales of $6,549,274 for the three months and six months ended June 30, 1999, respectively.

       The ISD's revenue for the three and six months ended June 30,1999, decreased $1.9 million and $2.5 million, respectively, in relation to the same periods in 1998. The decrease in revenue is primarily the result of the realization of less than projected business growth of the National Park Service contract, augmented by the completion of two contracts in 1998. Facing these challenges the Company has performed significant re-engineering efforts across its business lines, Corporate structure, and its Divisional structure over the past two quarters. The Company has also taken steps to reduce overhead costs to increase its competitiveness in the marketplace. These efforts have increased profitability in the Health and Commercial business, to make this line the profit leader for the Company. The government projects business has also seen significant results in increased profitability on all business, with the exception of the National Park Service contract. With the addition of scheduled new business for the up-coming Park season and the incorporation of performance-enhancing initiatives, greater returns on the Park Service contract are anticipated. The Company is currently negotiating on several new commercial contracts and anticipates seeing results of these efforts in the fourth quarter of 1999.

                            BIOSPHERICS INCORPORATED

                                  ----------

       BioTech revenue for the three and six months ended June 30, 1999, were consistent with those of the prior year. Increases in operating expenses are a result of the expansion of the BioTech laboratory. In addition to an initial license fee of $1.5 million, the Company received payment aggregating $1,000,000 in the first quarter of 1997 under the MDFI License Agreement representing a non-refundable advance against future royalties. This payment is classified as deferred revenue in the balance sheet.

       Selling, general and administrative expenses ("S,G&A") for the three and six months ended June 30, 1999, were consistent with those of 1998.

       Depreciation expense increased $107,630 and $309,759 for the three and six months ended June 30, 1999, compared with the same periods in 1998. The increase was due to the Company's increased investment in technology and product development. Included in the research and development expense for the six months ended June 30, 1999, is depreciation expense of $13,022.

       Based on the Company's losses for the six months ended June 30, 1999, and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

       The Company renewed its Loan Agreement (the "Agreement") with NationsBank N.A. (the "Bank") on May 18, 1998, which provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement. This Agreement has been extended through the end of August. Outstanding borrowings under the Agreement aggregated $1,000,930 at June 30, 1999, and are collateralized by the Company's accounts receivable. The interest rate is the Bank's prime rate plus .75% per annum. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in violation of the bank covenants as of December 31, 1998. The violation was waived by the Bank. As of June 30, 1999, the Company was in compliance with the bank Covenants. The line expires on August 31, 1999, but the Company anticipates that the line will be renewed. However, if the Company is unable to extend the line of credit and obtain adequate financing, material adverse consequences could result.

       The Company also renewed, on May 18, 1998, a commitment from the Bank to assist in financing equipment purchases related to potential new contracts. This arrangement consists of a series of loans for the acquisition of computer systems and related telecommunication equipment not to exceed a maximum aggregate of $1 million. Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points. Outstanding borrowings under this commitment aggregated $630,686 at June 30, 1999, and that amount is collateralized by the equipment purchased.

       Cash flow for the six months ended June 30, 1999, reflects a net cash outflow of $389,706, resulting from $1.5 million used in operating activities, $1.2 million used in investing activities, and $2.4 million provided by financing activities. Cash flow from operating activities in the first half of 1999 decreased $239,315 from those of the prior year. The decrease in operating cashflow is the result of two contracts which were completed in 1998 and to disappointing returns on the National Park Service contract. Investment in property and equipment aggregated $1.2 million, and represented a $1.2 million reduction from that of the prior year as a result of the completion of the Company's major product development, which includes the computer-telephony integration (CTI) system, ReserveSuite(TM) and HealthSuite(TM). The investment was used in upgrading the Company's information and telecommunications systems, and in the continued development of the Company's new software products used by ISD. The Company considers the development of these products adequate for the near term. It does not anticipate major continued capital investment. The above investments were financed in part through proceeds from the exercise of stock warrants and borrowings under the Bank's equipment lines of credit.

       Working capital as of June 30, 1999, was $718,091, which represents a $2.1 million decrease from working capital of $2.8 million at June 30, 1998, but an increase of $644,147 over working capital as of March 31, 1999. This decrease was the result of continued investment in telecommunication and computer systems, the development of computer software products to improve the Company's long-term competitive position, the Company's entry into the healthcare Demand Management business in 1998, and the operating losses incurred by the Company. Future capital requirements to start new contracts and maintain existing programs will be proportionately less.

       It is anticipated that royalties on sales by MDFI could begin in 2001.

                            BIOSPHERICS INCORPORATED

                                  ----------

Y2K DISCLOSURE

       GENERAL

       Biospherics Incorporated utilizes software, information systems and infrastructure components that may be affected by Year 2000 issues. During fiscal year 1998, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements via its Y2K Project (Project). During fiscal year 1998, the Company's largest division, Information Services Division, completed modifications and testing of its primary information systems. These systems modifications included a complete modernization of the Company's infrastructure systems, as well as testing and modification to all critical and secondary enterprise systems.

       The Company is in the process of obtaining the remaining 10% of the determination documentation from vendors for Year 2000 impact. The Company will continually monitor its vendors, suppliers, and is now focusing on clients to evaluate their progress and impact. The Company has evaluated its non-information systems components; such as, facility systems, telephone services, and the like. To date, evaluations have yielded marked progress in all third party areas with no evidence of critical issue or impact.

       PROJECT

       Biospherics' Project was designed to address internal and external components. It was phased, running from the third quarter of 1998 and concluding in the second quarter of 1999, the project included a detailed milestone and project timeline. Biospherics' Project is on target and schedule, with phase one of the Project completed with the development of an inventory of all systems internal and external to the Company. Phase two of the project was completed with an assessment of the inventory of systems internal to the Company. Phase three and phase four run parallel in timeline; phase three was on target for completion in the first quarter of 1999 with the plan and schedule for any and all remediation for systems internal to the Company. Phase four was also on target for completion in the second quarter of 1999 with the assessment of all systems external to the Company. Phases five and six, completion phases of the Project, are on schedule and are in a closing and monitoring phase.

CONCLUSION AND COSTS

       Based on the progress the Company has made in addressing its Year 2000 issues and the fact that many of the Company's information systems are already serving year 2000 future dates in production, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. Projected expenses of remediation efforts and updates were budgeted for a total of $450,000, to date compliance and remediation costs have totaled approximately $200,000. If the Company identifies, in the course of its active and continual monitoring, any significant risks related to its Year 2000 compliance, the Company will develop more in depth contingency plans as deemed necessary at that time.

RISKS

       The failure to successfully complete the Biospherics Y2K Project, identifying and remedying all critical potential failures internal and external to the Company, could result in an interruption in normal business processes or sub-processes. Such failures could negatively impact the Company's operations and, as a result, impact the Company's financial condition. The Y2K industry problem holds inherent uncertainty, therefore, it is impossible at this time for Biospherics to affirm with certainty the level of impact from vendors, suppliers, and clients. The Biospherics' Project was designed to reduce this level of uncertainty with regard to Y2K compliance and readiness of internal and external systems. Biospherics believes that with the progress of the Project, outcomes of testing, and the production systems already serving the Year 2000, that the possibility of negative impact and operational interruptions will be significantly reduced.

                            BIOSPHERICS INCORPORATED

                                  ----------

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Stockholders of the Company was held on May 17, 1999, where the following actions were taken:

(1) On May 17, 1999, Gilbert V. Levin, Lionel V. Baldwin, David A. Blake, A. Bruce Cleveland, George S. Jenkins, M. Karen Levin, and Anne S. MacLeod were elected as directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

                                     Shares                Shares                Shares                Shares
             NAME                   VOTES FOR           VOTES AGAINST        VOTES ABSTAINED           UNVOTED
---------------------------    ------------------    ------------------    ------------------    ------------------
     Gilbert V. Levin               8,507,356               79,590                 0                     0
     Lionel V. Baldwin              8,509,488               77,458                 0                     0
     David A. Blake                 8,509,488               77,458                 0                     0
     A. Bruce Cleveland             8,505,488               81,458                 0                     0
     George S. Jenkins              8,509,488               77,458                 0                     0
     M. Karen Levin                 8,506,956               79,990                 0                     0
     Anne S. MacLeod                8,505,488               81,458                 0                     0

(2) The selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 1999, was ratified, with 8,510,299 shares voted in favor, 36,551 shares voted against, 40,096 shares abstaining, and no shares unvoted.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       On April 15, 1999, the Company filed a report on Form 8-K dated March 31, 1999, pursuant to Item 5 thereof, to report the issuance of a new three-year Warrant for 250,000 shares of Common Stock in consideration of the exercise of existing Warrants.

       On May 24, 1999, the Company filed a report on Form 8-K dated May 18, 1999, pursuant to Item 5 thereof, to report the issuance of a new three-year Warrant for 375,000 shares of Common Stock in consideration of the exercise of existing Warrants.

                            BIOSPHERICS INCORPORATED

                                  ----------

                                   SIGNATURES

       Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BIOSPHERICS INCORPORATED
                                                 -----------------------------
                                                 (REGISTRANT)



Date:    AUGUST 12, 1999                      By: /S/ GILBERT V. LEVIN
         --------------------                    -----------------------------
                                                 Gilbert V. Levin
                                                 Chairman of the Board,
                                                  President, and Treasurer