Form 10QSB
period 1999-09-30
BIOSPHERICS INC
filed 1999-11-15
CIK 12239

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-5576

BIOSPHERICS® INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0849320 (I.R.S. Employer Identification No.)

12051 Indian Creek Court, Beltsville, Maryland 20705
(Address of principal executive offices)

301-419-3900
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of September 30, 1999
Common Stock, $0.005 par value	9,649,452 shares

    Transitional Small Business Disclosure Format (Check One): Yes / /  No /x/

Biospherics Incorporated

Form 10-QSB
For the Quarter Ended September 30, 1999
Index

		Page No.

Part I. Financial Information
Item 1.	Financial Statements (Unaudited)
	Statements of Operations for the three-month and nine-month periods ended September 30, 1999 and 1998	3
	Balance Sheets as of September 30, 1999, and December 31, 1998	4
	Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

Biospherics Incorporated

Part I. Financial Information

Item 1. Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Revenue	$3,473,073	$4,718,123	$10,022,347	$13,748,156
Operating expense
Direct contract and operating costs	2,152,762	3,782,815	7,326,659	9,941,931
Selling, general and administrative expense	720,132	939,155	2,469,702	2,708,490
Research and development expense	93,910	129,473	307,417	318,679
Depreciation and amortization expense	444,248	384,153	1,268,680	898,826

Total operating expense	3,411,052	5,235,596	11,372,458	13,867,926

Income (loss) from operations	62,021	(517,473)	(1,350,111)	(119,770)

Interest, net	(44,394)	(48,513)	(168,081)	(81,401)
Income (loss) before taxes	17,827	(565,986)	(1,518,192)	(201,171)
Income tax (benefit) expense	—	(211,962)	300,000	(74,291)

Net income (loss)	$17,627	$(354,024)	$(1,818,192)	$(126,880)

Net loss per share, basic	$—	$(0.04)	$(0.19)	$(0.01)

Net loss per share, diluted	$—	$(0.04)	$(0.19)	$(0.01)

Weighted average shares outstanding, basic	9,641,691	8,788,584	9,343,159	8,788,584

Weighted average shares outstanding, diluted	12,186,536	8,788,584	9,343,159	8,788,584

See accompanying notes to financial statements.

Biospherics Incorporated

Balance Sheets

	September 30, 1999	December 31, 1998
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,911,666	$2,288,834
Trade accounts receivable, net of allowance for doubtful accounts of $40,000 and $145,000	1,865,160	1,642,820
Other receivables	203,492	210,188
Deferred income taxes	—	114,532
Prepaid expenses and other assets	549,752	588,070

Total current assets	4,530,070	4,814,444
Property and equipment, net of accumulated depreciation of $3,426,426 and $2,756,472	6,485,049	6,435,581
Deferred income taxes	—	185,468
Patents, net of accumulated amortization of $96,204 and $85,506	136,664	128,745
Restricted cash, security deposit	—	70,000

Total assets	$11,151,783	$11,634,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank line of credit	$750,930	$1,148,006
Accounts payable and accrued expenses	941,651	1,636,602
Accrual salaries and benefits	615,691	699,781
Notes payable	603,120	513,144
Capital lease obligations	349,827	394,143
Deferred revenue	111,161	144,804

Total current liabilities	3,372,380	4,536,480
Notes payable	382,192	672,930
Capital lease obligations	400,681	649,447
Deferred rent	102,308	106,923
Deferred revenue	1,000,000	1,000,000

Total liabilities	5,257,561	6,965,780

Commitments and contengencies
Redeemable common stock, 3,213,506 shares	325,710	325,710

Stockholders' equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 18,000,000 shares authorized; 9,683,690 and 8,973,691 issued, 9,649,452 and 8,933,085 shares outstanding, of which 3,213,506 shares are classified as redeemable common stock, at September 30, 1999, and December 31, 1998, respectively	32,351	28,801
Paid-in capital in excess of par value	7,913,150	4,912,744
Treasury stock, 34,238 and 40,606 shares at cost, at September 30, 1999, and December 31, 1998, respectively	(222,106)	(267,368)
Accumulated deficit	(2,154,883)	(331,428)

Total stockholders' equity	5,568,512	4,342,748

Total liabilities and stockholders' equity	$11,151,783	$11,634,238

See accompanying notes to financial statements.

Biospheries Incorporated

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities
Net Loss	$(1,818,192)	$(126,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,286,599	898,826
Loss on sales or write-down of assets	—	56,464
Treasury stock issued in payment of expense	40,000	—
Changes in assets and liabilities:
Trade accounts receivable	(117,340)	(972,942)
Provision for uncollectible accounts receivable	(105,000)	(6,000)
Other receivables	6,696	(454,891)
Prepaid expenses and other assets	8,318	(291,230)
Prepaid income taxes	—	(100,000)
Deferred income taxes	300,000	117,384
Accounts payable and accrued expenses	(236,820)	40,684
Income taxes payable	—	(123,067)
Deferred rent	(4,615)	(24,182)
Deferred compensation	—	522
Deferred revenue	(33,643)	(21,366)

Net cash used in operating activities	(673,997)	(1,006,678)

Cash flow from investing activities
Purchases of property and equipment	(1,254,909)	(3,056,060)
Restricted cash, security deposit	—	27,408
Additions to patent costs	(19,077)	—

Net cash used in investing activities	(1,273,986)	(3,028,652)

Cash flow from financing activities
Net change on bank line of credit	(397,076)	1,766,184
Net change in book overdraft	(542,221)	115,699
Proceeds from notes payable	198,491	580,812
Payments on notes payable	(399,253)	(345,171)
Payments on capital lease obligations	(293,082)	(195,548)
Proceeds from issuance of common stock	3,013,575	—
Cost of issuance of common stock	(9,619)	(45,491)

Net cash provided by financing activities	1,570,815	1,876,485

Net decrease in cash and cash equivalents	(377,168)	(2,158,845)
Cash and cash equivalents, beginning of period	2,288,834	5,228,773

Cash and cash equivalents, end of period	$1,911,666	$3,069,928

See accompanying notes to financial statements.

Biosherics Incorporated

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

    The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and its cash flows for the nine-month periods ended September 30, 1999 and 1998. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.  Net Income Per Share

    Basic earnings (loss) per common share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as stock equivalents are antidilutive. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.

    The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Weighted average shares outstanding for basic earnings per share	9,641,691	8,788,584	9,343,159	8,788,584
Weighted average dilutive common stock equivalents	2,544,845	—	—	—

Weighted average shares and common stock equivalents outstanding for diluted earnings per share	12,186,536	8,788,584	9,343,159	8,788,584

3.  Income Taxes

    Based on the Company's losses for the nine months ended September 30, 1999, and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.

4.  Deferred Revenue

    Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark. The advance will be recoverable at 50% of such annual royalties.

5.  Treasury Stock Transaction

    During April 1999, the Company issued 6,368 shares of Common Stock previously held in the treasury in payment of expenses. The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $5,263.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain statements in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases, such as "believes," "expects," is or are "expected," "anticipates," "anticipated," "should," and words of similar impact. These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. See the Company's Form 8-K filing dated March 26, 1999, for a more detailed statement concerning forward-looking statements.

    Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is managed along two business segments, the Information Services Division (ISD) and the BioTech Programs Unit.

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Information Services
Revenue	$3,465,847	$4,620,330	$9,896,394	$13,535,444
Operating expenses	3,313,773	5,105,567	11,005,562	13,540,153

Operating profit (loss)	$152,074	$(485,237)	$(1,109,168)	$(4,709)

BioTech
Revenue	7,226	97,793	125,953	212,712
Operating expenses	97,279	130,029	366,896	327,773

Operating loss	$(90,053)	$(32,236)	$(240,943)	$(115,061)

    The Company reported a net income of $17,627 ($0.00 per share) on sales of $3,473,073, and a net loss of $1,818,192 ($0.19 per share) on sales of $10,022,347 for the three months and nine months ended September 30, 1999, respectively.

    The Information Services Division's revenue for the three and nine months ended September 30, 1999, decreased $1.2 million and $3.6 million, respectively, in relation to the same periods in 1998. The decrease in revenue in 1999 is the result of non-sustained, short-term, projects in 1998 and several long-term government contracts completed in 1998. Starting in the first quarter of 1999, the Company initiated significant re-engineering efforts across its business lines, through the reduction of labor and renegotiation of contracts, in combination with a marketing strategy designed to take advantage of the Company's technology investment. It targeted growth in the business line in which the Company is the most competitive, the health and pharmaceutical business. These efforts have increased the profitability of the health and pharmaceutical business, to make this line the Company's profit leader. The government business also has seen significant results in increased profitability on all contracts. Results from operations over the past four quarters demonstrates the positive trend of these initiatives: $1.8 million loss for the fourth quarter 1998, reduced to half in the first quarter of 1999 with a loss of $928,000, again reduced to half in the second quarter of 1999 with a loss from operations of $484,000, and the realization of a profitable third quarter for 1999. The Company's third quarter results are the best attained in the past four years, while carrying significantly more leverage from the Company's technology investments. The third quarter 1999 profits of $62,000 from operations, $17,000 net income, are contrasted to 1998 third quarter results of a $517,000 loss from operations, nearly a $600,000 improvement. The Company is currently negotiating on several new commercial and government contracts and anticipates seeing results of these efforts in the fourth quarter of 1999 and first quarter of 2000.

    BioTech revenue for the three and nine months ended September 30, 1999, were down from those of the prior year as a result of the completion of the technical support services provided to MD Foods Ingredients amba of Denmark. Decreases in operating expenses are a result of a temporary reduction in labor costs from a job vacancy that the Company is currently looking to fill as part of the Company's plan to strengthen the efforts of the BioTech Programs Unit. In addition to an initial license fee of $1.5 million, the Company received payment aggregating $1,000,000 in the first quarter of 1997 under the MDFI License Agreement, representing a non-refundable advance against future royalties. This payment is classified as deferred revenue in the balance sheet.

    Selling, general and administrative expenses ("S,G&A") for the three and nine months ended September 30, 1999, decreased $219,023 and $238,788, respectively, from those of 1998 as a result of the Company's re-engineering efforts.

    Depreciation expense increased $60,095 and $369,854 for the three and nine months ended September 30, 1999, compared with the same periods in 1998. The increase was due to the Company's increased investment in technology and product development. Included in the research and development expense for the nine months ended September 30, 1999, is depreciation expense of $17,919.

    Based on the Company's losses for the nine months ended September 30, 1999, and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources

    The Company renewed its Loan Agreement (the "Agreement") with Bank of America (the "Bank") on October 27, 1999, which provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $750,930 at September 30, 1999, and are collateralized by the Company's accounts receivable. The interest rate is the Bank's prime rate plus 2% per annum. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. As of September 30, 1999, the Company was in compliance with the bank Covenants. The line expires on January 31, 2000, but the Company anticipates that the line will be renewed. However, if the Company is unable to extend the line of credit and obtain adequate financing, material adverse consequences could result.

    Cash flow for the nine months ended September 30, 1999, reflects a net cash outflow of $377,168, resulting from $0.7 million used in operating activities, $1.3 million used in investing activities, and $1.6 million provided by financing activities. Cash flow from operating activities in the first nine months of 1999 increased $332,847 from those of the prior year. Investment in property and equipment aggregated $1.3 million and represented a $1.8 million reduction from that of the prior year as a result of the completion of the Company's major product development, which includes the computer-telephony integration (CTI) system, ReserveSuite™ and HealthSuite™. The investment was used in upgrading the Company's information and telecommunications systems and in the continued development of the Company's new software products used by ISD. The Company considers the development of these products adequate for the near term. It does not anticipate major continued capital investment. The above investments were financed in part through proceeds from the exercise of stock warrants and borrowings under the Bank's equipment lines of credit.

    Working capital as of September 30, 1999, was $1.2 million, which represents a $0.6 million decrease from working capital of $1.8 million at September 30, 1998.

    It is anticipated that royalties on sales by MDFI could begin in 2001.

Y2K Disclosure

    Biospherics Incorporated utilizes software, information systems, and infrastructure components that may be affected by Year 2000 issues. During fiscal year 1998, the Company began to implement plans to ensure that those systems continue to meet its internal and external requirements via its Y2K Project. During fiscal year 1998, the Company's largest division, Information Services Division, completed modifications and testing of its primary information systems. These systems modifications included a complete modernization of the Company's infrastructure systems as well as testing and modification to all critical and secondary enterprise systems. In September of 1999, the Company performed an enterprise-wide millennium "roll-forward" test, clocking the Company's entire infrastructure to December 31, 1999, and rolling forward into a simulated millennial change. All systems performed successfully.

    The Company is in the process of obtaining the remaining 10% of the determination documentation from vendors for Year 2000 impact. The Company will continually monitor its vendors and suppliers and is now focusing on clients to evaluate their progress and impact. The Company has evaluated its non-information systems components, such as facility systems, telephone services, and the like. To date, evaluations have yielded marked progress in all third party areas with no evidence of critical issue or impact.

Biosherics Incorporated

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

    There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 1999.

Signatures

    Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSPHERICS INCORPORATED (Registrant)
Date: November 11, 1999	By:	/s/ GILBERT V. LEVIN Gilbert V. Levin Chairman of the Board, President, and Treasurer

QuickLinks

Biospherics Incorporated

Biosherics Incorporated

Signatures