Form 10KSB
period 1999-12-31
BIOSPHERICS INC
filed 2000-03-15
CIK 12239

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------  ---------------------

         Commission file number  0-5576


                          BIOSPHERICS(R) INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

           DELAWARE                                           52-0849320
---------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


              12051 INDIAN CREEK COURT, BELTSVILLE, MARYLAND 20705
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code:          301-419-3900
                                                 -------------------------------

Securities registered under Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered

          NONE
-----------------------------          -----------------------------------------

Securities registered under Section 12(g) of the Act:


                    COMMON STOCK ($.005 PAR VALUE PER SHARE)
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for its most recent fiscal year: $12,698,412.

         As of February 18, 2000, the aggregate market value of the voting stock was $108,146,698, of which $74,284,419 was held by non-affiliates of the Registrant, based on the closing price of the such stock, as quoted by NASDAQ on such date.

         There were 9,831,518 shares of the Registrant's Common Stock outstanding as of February 18, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Biospherics Incorporated definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year to which this report relates, are incorporated herein by reference into Part III of this Form 10-KSB.

                                  Page 1 of 32

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

         Certain statements contained in Form 10-KSB, including without limitation, statements containing the words "believes," "estimates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect any events or developments. See the Company's Form 8-K filing dated March 26, 1999, for a more detailed statement concerning forward looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Biospherics Incorporated (the "Company" or "Registrant"), a Delaware corporation, was founded in 1967. The Company consists of a Biotechnology Division ("BioTech"), an Information Services Division ("ISD"), and an Information Technology Division ("ITD"). As part of BioTech, the Company is developing its own proprietary products.

         The principal executive offices of the Company are located at 12051 Indian Creek Court, Beltsville, Maryland 20705, and its telephone number is
(301) 419-3900. The Company's internet website address is http://www.biospherics.com. The Company's Common Stock trades on the NASDAQ National Market System under the symbol BINC.

BIOTECHNOLOGY DIVISION

         BioTech is the Company's biotechnology research and development arm, dedicated to developing proprietary products and services with a view toward economic commercial applications. The Company has accumulated a number of patents on its products.

         TAGATOSE AS A BULK SWEETENER. BioTech has patented the use of a naturally occurring sugar, tagatose, as a full-bulk, low-calorie sweetener. It is a true sugar that looks, feels, and tastes like table sugar. Tagatose is present in small amounts in a number of foods, including dairy products. Biospherics has been developing the product since receiving a patent for its use as a low-calorie sweetener in foods and beverages in 1988, and two patents for its production process (1991 and 1992).

         In January 1997, the Company completed a license agreement with MD Foods Ingredients amba (MDFI) of Denmark for the exclusive worldwide rights to manufacture, market, and distribute tagatose as a food ingredient in return for a non-refundable up-front payment and a royalty schedule based upon net sales of the sugar. In return for the exclusive license, MDFI took responsibility for all future marketing, development and regulatory expenses, including the cost of constructing and operating production plants. MDFI manufactures a wide variety of dairy products, foods and food ingredients. The Danish dairy company ranks as one of the largest dairy products companies in the world. MDFI operates whey protein processing plants, the by-product of which is raw material for making tagatose. MDFI has announced plans to merge with Swedish dairy and food products company, Arla, on April 17, 2000, pending approval from their respective boards. MDFI has stated that their resources for tagatose will be increased by the merger.

         Total payments received from MDFI included a $1 million non-refundable advance against future royalties. Biospherics will receive running royalties once commercial sales of tagatose begin. To strengthen their cooperative efforts, the two companies established a tagatose advisory committee to plan and review progress in bringing Tagatose to its various world market sectors. The committee consists of three MDFI representatives and one Biospherics representative. The committee proposes strategies and actions for MDFI management's consideration, but has no authority to enforce such recommendations. MDFI has funded Biospherics for technological support in excess of $800,000 since the signing of the license agreement.

         MDFI expects to enter the U.S. sweetener market. A panel of experts has been retained to determine whether tagatose qualifies as Generally Recognized as Safe (GRAS) which, under FDA regulation, would permit its sale in the U.S. MDFI has designed a commercial plant to manufacture tagatose and say they will begin construction once GRAS is affirmed. The GRAS Expert Panel has been reviewing the extensive safety data submitted to it and is expected to reach a favorable conclusion this spring according to MDFI's annual report. MDFI reports that they have begun the approval process for tagatose in Europe and other countries. MDFI also reported to Biospherics' that the US FDA has approved labeling of tagatose as containing no more than 1.5 kilocalories per gram. This value, requested by MDFI, will permit products containing tagatose to be termed "reduced calorie."

         The Company believes that tagatose will be declared GRAS for use in food products, and will fill a market not currently accessible to other sweetener products. That market may initially include chewing gum, chocolate candy, confections, ice cream, frozen desserts, diet sodas, cereals, and frosting. Later, market applications may broaden to include baked goods, heat-processed foods, and other dairy products, and other products in which the full bulk of sugar is required. Biospherics believes that chocolate candies and chewing gum are excellent introductory uses for its nonfattening sugar because each constitutes a large market and each uses sugar as a major ingredient. Manufacturers have long sought a low-calorie, full-bulk substitute for table sugar in chocolate candy; however, none has been as successful in emulating the flavor of table sugar as has tagatose. Also, unlike table sugar, tagatose has been shown to cause no tooth decay.

         TAGATOSE FOR ANEMIA AND HEMOPHILIA TREATMENT. The Company has received a patent for the use of tagatose against anemia and hemophilia (1999). Tagatose has been shown to improve blood factors in the two diseases and indicates that tagatose may be useful as a drug or drug adjuvant in the treatment of anemia and hemophilia.

         TAGATOSE AS A TREATMENT FOR TYPE 2 DIABETES. The Company has patented the use of tagatose for use as a treatment against Type 2 diabetes (1995). Ongoing research continues to support tagatose's effectiveness in combating this disease. Studies so far have indicated that doses of tagatose in the range of 10 to 75 grams per day produced no rise in blood glucose or insulin levels in diabetic or normal subjects. In addition, tagatose taken before the consumption of glucose has been shown to have a blunting effect on the normally expected rise in blood glucose.

         TAGATOSE AS AN ANTI-HYPERGLYCEMIC AGENT. The Company has patented the use of tagatose as an anti-hyperglycemic agent to prevent the formation of advanced glycosylation end-products, which is one of the major causes of aging
(1994).

         These patent rights are retained by Biospherics. Studies on the use of tagatose on Type 2 diabetic patients are ongoing at the University of Maryland School of Medicine. The Company is discussing the possibility of licensing the use of tagatose for drug uses with pharmaceutical and nutritional products companies. Other uses for tagatose outside the scope of the license to MDFI are being pursued.

         SAFE-FOR-HUMANS PESTICIDES. Sale of "FlyCracker," will begin March of 2000. The active ingredient for this patented safe-for-humans pesticide is made from compounds that are considered "food grade". It was developed for use against house flies, on which testing has been concentrated, but additional susceptible insects may include other types of flies, ants, mites, and related insects. Safe pesticides were invented by the Company in response to the EPA's initiative urging the development of alternatives to the "hard chemical" pesticides commonly used in agriculture and animal husbandry. These chemicals are known to be carcinogenic or otherwise toxic to humans, and pose a risk to consumers of food products containing traces. The increasing concern over pesticide hazards in foods and the general environment indicates a market for an economical and effective product that poses no human or environmental threat.

         In addition to plans for expanded research in the food and pharmaceutical uses of tagatose, the Company plans to increase research in its patent-pending method for prolonging the lifetimes of fragrances, sun block, lotions and other cosmetic products. While these products show promise, the continued development is dependent upon many factors, including but not limited to, the Company's having sufficient funds and resources to pursue them. The $5 million raised from the February 2000 private placement will be used in part to further the development of these products.

INFORMATION SERVICES DIVISION

COMMERCIAL BUSINESS

         ISD's professional staff serves the needs of commercial clients, with a focus on computerized health, pharmaceutical, medical data, and clinical trials management services ranging from in-bound and out-bound telesupport for information gathering and dissemination, to health-professional operated decision support systems servicing health organizations and advanced data warehouse and data mart services. ISD specializes in health issues and provides information services on a wide range of diseases and disabilities, disease prevention, and education. Areas of expertise include pharmaceutical drug and product lifecycle support and clinical research support. Programs are staffed by health professionals and other information specialists who are given extensive training and strict quality control guidelines. The Company's clients have included many of the major U.S. pharmaceutical companies, managed car organizations, and clinical research organizations. Contracts with non-governmental parties are typically obtained following private negotiations. Projects range from months to years in duration.

GOVERNMENT BUSINESS

         ISD's information professionals design and operate information centers providing information management and materials to the public on various socially beneficial subjects, as well as other information services, such as reservation and tourism services..ISD focuses on those clients who are looking to leverage technology in the ever advancing world of information management. ISD researches, collects, organizes and disseminates information by providing customized information center services combining advanced data collection systems, expert decision support systems, and tele-support utilizing live operators, audio libraries, and advanced telecommunication technologies like Interactive Voice Response (IVR) and Collaborative Web Navigation. ISD answers millions of calls annually from professionals and the public nationwide. It operates two Maryland-based information centers (Beltsville and Cumberland, MD) that efficiently manage and track high volumes of data. Coupling ISD's expert staff with its advanced technologies results in an efficient and effective system to collect and disseminate large amounts of information.

         On February 18, 1999, the Company was awarded an information center contract for the Federal Trade Commission, which commenced March 1, 1999. This is a one-year contract, with provisions for two option years, aggregating $2,700,000 if all options are exercised.

         The Company's Federal Information Center (FIC) contract, through the General Services Administration, has been extended through March 31, 2000. The Company is in the final rounds of negotiations for the new FIC contract, which has a base of seven months and four option years, but does not know at this time whether it will be awarded the contract. Contracts with governmental parties are obtained after a competitive bidding process and are most often for terms ranging from two to three years, with additional option years. Government contract awards are from time to time subject to protest proceedings by competitive bidders. As of December 31, 1999, none of the Company's awards were under protest.

         ISD accounted for 99% of the Company's total revenues in 1999. While contracts are numerous, most of ISD's revenue traditionally has been generated by a few large government and commercial contracts. See Note 1, "Receivables" of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-KSB. During 1999, government business accounted for approximately 71% of ISD's business.

         The Company intends to restructure ISD into two separate divisions in order to provide management and reporting capability in-line with its 2000 strategic plan. The new divisions will be the Commercial Information Services Division ("CISD") and the Government Information Services Division ("GISD").

INFORMATION TECHNOLOGY DIVISION

         ITD provides internal and external technical services including software engineering, telecommunications, network infrastructure, Internet provision, and all other services of a computer or information systems technology nature. ITD has engineered two products that have been used to deliver services via ISD. Historically and strategically, services and products of ITD are utilized and/or delivered via the other operating Divisions. ITD focuses on commercial and government business of an information technology nature, providing consulting, integration, and support services, as well as product development, both internally and commissioned. ITD has provided industry award winning E-Business solutions, a core competency exploited on the majority of its endeavors.

INDUSTRY SEGMENTS

         See Note 11 "Information by Business Segment" of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-KSB for industry segment information of the Company, which information is incorporated herein by reference.

COMPETITION

         The information systems industry is subject to rapid and significant technological change. The Company is in competition with other information services companies across the Nation. Many of these competitors have substantially greater financial and technical resources than the Company. While acknowledging strong competition from other information services firms, Biospherics has developed a specialized niche by concentrating on high quality, personalized service combined with computerization for efficiency and cost-effectiveness. The Company has established a reputation for rapidly starting up information projects to meet its clients' critical needs, while not compromising high quality and reasonable pricing. Over the past two years, the Company has invested over $2 million in state-of-the-art CTI systems and over $2 million in the development of specialized computer software products to improve its competitive position.

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

         Over the past several years, various sugar alcohols have been used in food products as bulk sweeteners. However, none has the taste of table sugar and most are more caloric than tagatose. Bulk sweeteners are used in products where the bulk of sugar is essential, such as baked goods, chocolates, and ice cream. High intensity sweeteners, such as aspartame and saccharin, do not provide the bulk needed for these products. Recently, another high-intensity sweetener, Erythritol, has become poised to enter the U.S. market as a self-affirmed Generally Recognized as Safe (GRAS) product. It is deemed low-calorie, but has a cooling taste unlike table sugar or tagatose.

SALES BACKLOG

         Sales backlog at December 31, 1999 and 1998, were as follows ($000s):


                                     DECEMBER 31, 1999             DECEMBER 31, 1998
                                --------------------------    --------------------------
                                CURRENT  LONG-TERM   TOTAL    CURRENT  LONG-TERM   TOTAL
                                --------------------------    --------------------------
Information Services Division   $ 7,394   $ 7,238   $14,632   $10,588   $14,040   $24,628
BioTech Programs Unit                --     1,000     1,000       200     1,000     1,200
                                -------   -------   -------   -------   -------   -------
                                $ 7,394   $ 8,238   $15,632   $10,788   $15,040   $25,828
                                -------   -------   -------   -------   -------   -------



PATENTS AND TRADEMARKS

         The Company has established a strong worldwide patent position for tagatose and an economical process for its manufacture. The Company's 1988 U.S. patent for the use of tagatose as a low-calorie sweetener/bulking agent has subsequently been obtained or filed in many countries. The Company developed a proprietary method for manufacture of tagatose that is protected by two U.S. patents, issued in 1991 and 1992. In October 1994, the Company received a patent for the discovery that tagatose is effective in reducing hyperglycemia, one of the principal causes of physical and mental aging. In September 1995, it received a patent for the use of tagatose in treating diabetes.

         In November 1992, a U.S. patent was awarded to the Company for its safe-for-humans pesticide. In December 1997, the Company received a U.S. patent on another safe-for-humans pesticide. The Company has also applied for foreign patents for these products.

         In 1999, patent coverage was received for use of tagatose in treating anemia and hemophilia. Other patents for health uses of tagatose are pending.

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

GOVERNMENTAL REGULATION

         The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements. Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws. The Company has not incurred significant expense in complying with such laws and does not anticipate material expense, except for the FDA approval for commercialization of tagatose (which is to be borne by MDFI). Commercialization of tagatose in the United States for use as food additives will require FDA approval or GRAS certification. As of this date, Biospherics believes the results of its test program warrant continuing the development efforts to provide a broad family of low-calorie sweeteners.

RESEARCH AND DEVELOPMENT

         BioTech expenditures for research and development were approximately $343,880 and $411,000 in 1999 and 1998, respectively. These expenditures were incurred primarily in the ongoing efforts to commercialize tagatose, including its development for drug uses, with a minor portion to develop the Company's safe-for-humans pesticides. These efforts to support MDFI were reimbursed by MDFI.

EMPLOYEES

         In 1999, the Company employed an average of 367 persons on a full or part time basis. Of this total, approximately 206 were full-time employees. The Company's employees are not currently unionized, and management believes that its relations with the Company's employees are harmonious.

ITEM 2.  DESCRIPTION OF PROPERTY

         In November 1997, the Company signed a new lease agreement effective May 1, 1998, for 51,625 square feet of office/call center/research labs/warehouse space in the same Beltsville, Maryland, facility previously occupied, under the terms of a lease that expires on February 28, 2009. This facility contains corporate administration, human resources, accounting, sales and marketing, technical services, research labs, warehousing, and call center operations.

         The Company currently leases space for its ISD telesupport services in a 15,230 square foot facility in Cumberland, Maryland.

ITEM 3.  LEGAL PROCEEDINGS

         Information required by this Item 3 is included in Note 8 "Commitments and Contingencies" of the Notes to Financial Statements included herein pursuant to Part II of this Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted by the Company during the fourth quarter of 1999 to a vote of security holders, through solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol BINC. No cash dividends were paid in 1999 or 1998. The Company's loan agreement with its bank does not expressly restrict the payment of dividends; however, no such payments are anticipated in the near future.

         As of February 18, 2000, the number of shareholders of record of the Company's common stock was approximately 5,700. The following table sets the high and low sales prices of the Company's common stock for each quarter during the two year period ended December 31, 1999, as reported on the NASDAQ National Market System.



                              HIGH             LOW
                            ---------       --------
1st Quarter 1999            $8              $4 13/16

2nd Quarter 1999            $7 15/16        $6

3rd Quarter 1999            $6 7/8          $4

4th Quarter 1999            $7 19/32        $4 1/16

1st Quarter 1998            $8 1/2          $4 1/8

2nd Quarter 1998            $5 1/2          $3 3/4

3rd Quarter 1998            $7              $3 1/4

4th Quarter 1998            $8 1/4          $3 3/4



         In December 1997, the Company completed a $3 million private offering of 375,000 units to a single institutional investor (the "Investor"). Each unit consisted of two shares of Common Stock and two Warrants, with exercise prices of $4.00 and $4.50 per share, respectively. Additionally, Warrants to purchase 120,000 shares of Common Stock at $4.00 per share were issued to various placement agents. The Warrants were exercisable throughout a three year period. All shares issued in connection with the December 1997 private placement, including all which may be issued pursuant to exercise of the Warrants, have been registered by the Company's Registration Statement.

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

         The shares underling the 1999 Warrant I and the 1999 Warrant II, have been registered by the Company's Registration Statement on Form S-3 (Registration No. 333-79593). During 1999, warrants for the purchase of 302,499 and 375,000 shares, at $4.00 and $4.50, respectively, of the Company's Common Stock were exercised, resulting in proceeds of $2,897,496. Warrants for the purchase of 60,000, 375,000, and 250,000 shares at $4.00, $6.40, and $8.00, respectively, are outstanding at December 31, 1999.

         In late February 2000, the Company completed another $5 million private offering of 723,982 units to the Investor. Each unit consisted of one share of Common Stock and one and one-half (1 1/2) Warrants with an exercise price of $6.90625 per share (the "2000 Warrant"). The 2000 Warrant is exercisable throughout a four year period. The Company has agreed to register the shares sold and the shares covered by the 2000 Warrant on Form S-3.

         In connection with the above-described private placements, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor to sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--1999 COMPARED WITH 1998

         The Company reported a net loss of $5,205,097 ($0.56 per share) on sales of $12,698,412 for the year ended December 31, 1999, compared with a net loss of $1,980,594 ($0.23 per share) on sales of $16,013,897 for the year ended December 31, 1998. Results for 1999 include a $4.3 million operating loss from ISD and $369,000 in unrecovered costs associated with the Biotechnology Division. Included in ISD's loss for 1999, is a $2 million write-down of impaired assets taken in the fourth quarter of 1999.

         Revenue from ISD decreased to $12,568,000 in 1999 compared to $15,766,000 in 1998 primarily as a result of completion of several long-term government contracts. The prior year also included larger than normal revenue from the initial launch of two commercial contracts. The following schedule summarizes the break-down of ISD revenue between government and commercial contracts (in $000s):


                                   FOR THE YEAR ENDED DECEMBER 31
                                           1999      1998
                                         -------   -------
                   Government            $ 8,974   $11,094
                   Commercial              3,594     4,672
                                         -------   -------
                                         $12,568   $15,766
                                         -------   -------
                                         -------   -------



         Starting in the first quarter of 1999, the Company initiated significant re-engineering efforts across its business lines, through the reduction of labor and renegotiation of contracts, in combination with a marketing strategy designed to take advantage of the Company's technology investment. The Company targeted growth in the business line in which the Company is the most competitive, the health and pharmaceutical business, to make this line the Company's profit leader. The government business also has seen significant results in increased performance on all contracts. Management has taken steps to restructure the Company's business development plan. In a recent restructure of the Company's marketing efforts, a new Business Development Group was formed. This newly formed group is responsible for business development, marketing, account management and growth, and client relationship management. The Business Development Group will strategically focus on the commercial pharmaceutical business, which now accounts for 28% of the Company's revenue, and offers the most favorable profit margins. The Company is also considering plans to market its existing Information Technology Division to target technology-oriented commercial contracts, as well as government contracts which are anticipated to provide better margins than the services the Company has traditionally provided to the government.

         Certain of the Company's major government contracts expire in 2000 and are subject to either rebid or the exercise of extension options at the discretion of the government. While the Company is confident of its ability to retain these contracts, the loss thereof could have an adverse effect on the Company's operations.

         Certain of the Company's commercial contracts provide pharmaceutical and medical information for a specific drug or product. The success of a particular drug or product will often determine whether the Company's contract is extended or renewed. Sales and marketing efforts have been intensified to re-establish and increase the Company's share of commercial business in response to the high level of public interest in health information. Focus has been placed on the pharmaceutical companies' drug development and launch support, as opposed to the single drug approach of previous years.

         Revenue from BioTech programs decreased $118,000 (48%) from $248,000 in 1998 to $130,000 in the current year as a result of the completion of the technical support services provided to MDFI.

         Selling, general and administrative expenses ("S,G&A") decreased $125,000 (3%) from $3,799,000 in 1998 to $3,674,000 in 1999 as a result of staff reductions.

         Depreciation and amortization expense increased $430,000 (33%) from $1,311,000 in 1998 to $1,741,000 in 1999 as a result of the Company's investments in information systems and software development.

         During the fourth quarter of 1999, the Company wrote-down approximately $2 million of capitalized software and computer technology. The write-down included $648,000 for InfoSuite, $633,000 for HealthSuite, and $731,000 for ReserveSuite/CTI. InfoSuite is a database and search-engine product, client-server based in Oracle and Web-enabled, used to handle large volumes of data, categorize and cross-reference data, perform expert searches, present results of data searches, and other various related functions. HealthSuite is an advanced database management product for clinical management, clinical demographics, demand management, disease management, algorithmic expert system functions, and other related capabilities. ReserveSuite is a comprehensive system for reserving elements of an inventory, reporting and full management capability, client server based in Oracle as well as Web-enabled. Computer Telephone Integration ("CTI") is a technology that enables the integration of telephone systems and complex computer systems. The write-downs were a result of changes made to the Company's marketing plan in the fourth quarter of 1999, and approved by the Board of Directors in February 2000. Despite efforts to market these products throughout 1999, management acknowledges the lack of sufficient historical and forecasted sales. The absence of dependable sales leads related to these assets and the progressive shifting of the Company's marketing efforts towards the pharmaceutical business and BioTech products, cause uncertainty that sufficient future cashflows will be obtained to justify the value of these assets on the books. These assets have therefore been revalued in the fourth quarter under the guidelines of FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the Company's expectation of future discounted net cash flows from these assets, these assets have been written-down to their expected realizable value of $1.6 million.

         Interest (net) increased $74,000 (54%) from a net loss of $137,000 in 1998 to a net loss of $211,000 in 1999. The increase was the result of increased interest expense connected with increased borrowing on the bank line of credit and the related increase in the rate of interest charged by the bank.

         Based on the Company's losses in recent years and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset. During the second quarter of 1999, the Company increased the allowance in the amount of $300,000 to fully value the remaining net deferred tax asset recorded at December 31, 1998, resulting in an income tax expense for the year of $300,000.

         The Company's sales backlog as of December 31, 1999, was $15,632,000 compared to $25,828,000 as of December 31, 1998. The decrease in backlog between years is a result of the expiration of contracts and the decrease in sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company renewed its Loan Agreement (the "Agreement") with Bank of America (the "Bank") on January 31, 2000, which provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $1,277,853 at December 31, 1999, and are collateralized by the Company's eligible accounts receivable and $500,000 from the Company's money market account. The interest rate under the new agreement is the Bank's prime rate plus 2.5% per annum. The total amount available to the Company was $171,881 under the Agreement at December 31, 1999. In the fall of 1999 and in early 2000, the Bank extended the line of credit but provided that absent an additional agreement with the Company, all loans would become due and payable on a date certain. At present, this date is March 31, 2000. The Company is in discussions with the Bank and other institutional lenders to extend the line of credit and related term loans.

         In late February 2000, the Company completed another $5 million private offering of 723,982 units to the Investor, resulting in net proceeds of approximately $5 million. Each unit consisted of one share of Common Stock and one and one-half (1 1/2) Warrants with an exercise price of $6.90625 per share (the "2000 Warrant"). The 2000 Warrant is exercisable throughout a four year period. The Company has agreed to register the shares sold and the shares covered by the 2000 Warrant. Given the increased liquidity of the Company, resulting from the private placement, the Company believes that it will obtain an appropriate extension of the line of credit. However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2000.

         In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note will consist of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $224,791 at December 31, 1999. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

         Cash flow for the year ended December 31, 1999, reflects a net cash outflow of $0.9 million consisting of $1.0 million used in operating activities, $1.5 million used in investing activities, and $1.6 provided by financing activities. Cash flow from operating activities in 1999 decreased $0.1 million from those of the prior year as a result of the Company's re-engineering efforts. Investment in property and equipment decreased by $2.5 million as the Company completed the upgrading of its information and telecommunications systems during the first half of 1999. These investments were financed through the proceeds from the issuance of common stock.

         Working capital as of December 31, 1999, was $60,899, which represents a $217,065 decrease from working capital of $277,964 at December 31, 1998.

         The Company considers the upgrading of its information and telecommunications systems complete and adequate for the near term. Future capital needs to start new contracts and maintain existing programs, while upgrading its information and telecommunication systems, will be proportionately less. The Company is anticipating sufficient cash flow from operating activities during 2000 to cover its continuing capital needs, but will consider using approximately $1.2 million of the proceeds from the February 24, 2000, private placement to purchase certain telephone equipment currently under leases. It is also anticipated that royalties on sales by MDFI could begin in 2001. No dividends were paid in 1999 and none are anticipated in 2000.

IMPACT OF THE YEAR 2000

         To date, the Company has experienced no significant adverse effects related to the Year 2000 computer issue. The important internal information technology systems made a seamless transition into the Year 2000 and there were no notable problems with equipment or systems which may have been effected by faulty embedded chips or other Year 2000 problems. The Company is not aware of any significant Year 2000 problems at any of its customers nor has the company noted any disruption in its supply chain related to Year 2000 issues.

         The Company implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems which required modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was completed fourth quarter of 1998. Remediation and testing of non-Year 2000 compliant systems was completed during the second quarter of 1999. As part of this project, the Company developed and tested contingency plans which identified workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company identified suppliers of key goods and services to all business areas, requested information about their Year 2000 readiness, and audited certain key suppliers for Year 2000 readiness.

         The Company has spent approximately $200,000 principally for capital expenditures as of December 31, 1999 to become Year 2000 compliant. These expenditures are for external costs and do not include costs of Company employees who implemented the comprehensive project plan described above. The Company believes that any additional resources needed to address Year 2000 issues will not be material. However, there can be no assurance that currently unidentified Year 2000 issues, if any, will not arise, especially in areas outside the Company; that these issues will not have a material adverse effect on the Company; or, that additional resources needed to address these issues will not be material.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS NO. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. This statement amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS NO. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         Financial statements and supplementary data required by this Item 7 follow.




INDEX TO FINANCIAL STATEMENTS                                                                   PAGE
Report of Independent Accountants................................................................13
Statements of Operations for the years ended December 31, 1999 and 1998..........................14
Balance Sheet as of December 31, 1999............................................................15
Statements of Changes in Stockholders' Equity for the years ended December 31, 1999 and 1998.....16
Statements of Cash Flows for the years ended December 31, 1999 and 1998..........................17
Notes to Financial Statements....................................................................18


REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
BIOSPHERICS INCORPORATED

In our opinion, the accompanying balance sheet and related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Biospherics Incorporated at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

Baltimore, Maryland
February 29, 2000

                            BIOSPHERICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                             1999            1998
                                                         ------------    ------------
REVENUE                                                  $ 12,698,412    $ 16,013,897

OPERATING EXPENSE
     Direct contract and operating costs                    9,621,882      12,457,277
     Selling, general and administrative expense            3,673,635       3,799,150
     Research and development expense                         343,880         410,827
     Depreciation and amortization expense                  1,740,511       1,310,849
     Write-down of impaired assets                          2,012,225              --
                                                         ------------    ------------
     Total operating expense                               17,392,133      17,978,103
                                                         ------------    ------------

LOSS FROM OPERATIONS                                       (4,693,721)     (1,964,206)

     Interest, net                                           (211,376)       (137,233)
                                                         ------------    ------------

Loss before taxes                                          (4,905,097)     (2,101,439)
Income tax expense (benefit)                                  300,000        (120,845)
                                                         ------------    ------------

NET LOSS                                                 $ (5,205,097)   $ (1,980,594)
                                                         ------------    ------------
                                                         ------------    ------------

Net loss per share, basic and diluted                    $      (0.55)   $      (0.23)
                                                         ------------    ------------
                                                         ------------    ------------

Weighted average shares outstanding, basic and diluted      9,433,295       8,790,050
                                                         ------------    ------------
                                                         ------------    ------------



                 See accompanying notes to financial statements

                            BIOSPHERICS INCORPORATED
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999


ASSETS
Current assets
      Cash and cash equivalents                                              $ 1,437,280
      Restricted cash                                                            500,000
      Trade accounts receivable, net of allowance for
           doubtful accounts of $200,000                                       1,616,012
      Other receivables                                                          149,149
      Prepaid expenses and other assets                                          476,866
                                                                             -----------
                Total current assets                                           4,179,307
      Property and equipment, net of accumulated depreciation
           of $3,555,415                                                       4,239,776
      Patents, net of accumulated amortization of $100,085                       136,526
                                                                             -----------
                Total assets                                                 $ 8,555,609
                                                                             -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Bank line of credit                                                    $ 1,277,853
      Accounts payable and accrued expenses                                    1,095,199
      Accrued salaries and benefits                                              682,034
      Notes payable                                                              634,716
      Capital lease obligations                                                  317,445
      Deferred revenue                                                           111,161
                                                                             -----------
                Total current liabilities                                      4,118,408

Notes payable                                                                    206,000
Capital lease obligations                                                        332,604
Deferred rent                                                                    116,154
Deferred revenue                                                               1,000,000
                                                                             -----------
                Total liabilities                                              5,773,166
                                                                             -----------

Commitments and contingencies

Redeemable common stock, 3,054,273 shares                                        547,337
                                                                             -----------

Stockholders' equity
      Preferred stock, $0.01 par value, 2,000,000 shares authorized;
                none issued and outstanding                                           --
      Common stock, $0.005 par value, 18,000,000 shares authorized;
                9,781,488 issued, 9,747,650 outstanding, of which
                3,054,273 shares are classified as redeemable common stock        33,636
      Paid-in capital in excess of par value                                   7,963,339
      Treasury stock, 33,838 shares, at cost                                    (219,054)
      Accumulated deficit                                                     (5,542,815)
                                                                             -----------
                Total stockholders' equity                                     2,235,106
                                                                             -----------
                Total liabilities and stockholders' equity                   $ 8,555,609
                                                                             -----------
                                                                             -----------


                 See accompanying notes to financial statements

                            BIOSPHERICS INCORPORATED
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                       Retained
                                                Common Stock        Paid-in        Treasury Stock      Earnings
                                            --------------------   Capital in    ------------------  (Accumulated   Stockholders'
                                              Shares     Amount   Excess of Par  Shares    Amount       Deficit)       Equity
                                            ---------   --------  -------------  ------   ---------   -----------   -------------
Balance, December 31, 1997                  8,829,190   $ 28,078   $4,403,204    40,606   $(267,369)  $ 1,649,166    $ 5,813,079

 Issuance of common stock
  Exercise of employee stock options           12,000         60       40,690        --           --           --         40,750
  Exercise of stock warrants                  132,501        663      529,341        --           --           --        530,004
  Cost of stock issuance                           --         --      (60,491)       --           --           --        (60,491)
 Net loss                                          --         --           --        --           --   (1,980,594)    (1,980,594)
                                            ---------   --------   ----------    ------   ---------   -----------    -----------

Balance, December 31, 1998                  8,973,691     28,801    4,912,744    40,606     (267,369)    (331,428)     4,342,748

 Issuance of common stock
  Exercise of employee stock options          130,298        652      396,677        --           --           --        397,329
  Exercise of stock warrants                  677,499      3,387    2,894,109        --           --           --      2,897,496
  Cost of stock issuance                           --         --      (17,768)       --           --           --        (17,768)
 Issuance of treasury stock in payment
  of expenses                                      --         --           --    (6,768)      48,315       (6,290)        42,025
 Net reclassification for redeemable
  common stock                                     --        796     (222,423)       --           --           --       (221,627)
 Net loss                                          --         --           --        --           --   (5,205,097)    (5,205,097)
                                            ---------   --------   ----------    ------   ---------   -----------    -----------

Balance, December 31, 1999                  9,781,488   $ 33,636   $7,963,339    33,838   $(219,054)  $(5,542,815)   $ 2,235,106
                                            ---------   --------   ----------    ------   ---------   -----------    -----------
                                            ---------   --------   ----------    ------   ---------   -----------    -----------



                See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                             1999           1998
                                                         -----------    -----------
Cash flows from operating activities
Net loss                                                 $(5,205,097)   $(1,980,594)
Adjustments to reconcile net loss to net cash
   used in operating activities:

     Depreciation and amortization                         1,740,511      1,310,849
     Loss on sale or write-down of assets                  2,037,341         99,209
     Treasury stock issued in payment of expenses             42,025             --
     Changes in assets and liabilities:

       Trade accounts receivable                             (28,192)      (266,473)
       Provision for uncollectible accounts receivable        55,000         60,000
       Other receivables                                      61,039        (99,875)
       Prepaid expenses and other assets                      81,204       (131,541)
       Deferred income taxes                                 300,000        175,526
       Accounts payable and accrued expenses                (165,997)       (34,549)
       Income taxes payable                                       --       (215,226)
       Deferred rent                                           9,231        (10,336)
       Deferred compensation                                      --        (18,869)
       Deferred revenue                                      (33,643)       (30,471)
                                                         -----------    -----------

Net cash used in operating activities                     (1,106,578)    (1,142,350)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                    (1,432,487)    (3,867,313)
   Restricted cash, security deposit                              --         27,408
   Deposit                                                        --        (70,000)
   Additions to patent costs                                 (22,360)        (4,810)
                                                         -----------    -----------

Net cash used in investing activities                     (1,454,847)    (3,914,715)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change on bank line of credit                         129,848      1,138,006
   Restricted cash under bank line of credit                (500,000)            --
   Net change in book overdraft                             (458,134)       552,407
   Proceeds from notes payable                               198,491        678,922
   Payments on notes payable                                (543,849)      (475,168)
   Payments on capital lease obligations                    (393,541)      (287,304)
   Proceeds from issuance of common stock                  3,286,675        570,754
   Cost of issuance of common stock                           (9,619)       (60,491)
                                                         -----------    -----------

Net cash provided by financing activities                  1,709,871      2,117,126
                                                         -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (851,554)    (2,939,939)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,288,834      5,228,773
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 1,437,280    $ 2,288,834
                                                         -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes refunded                                 $    16,943    $    62,674
   Interest paid                                         $   290,284    $   336,345
   Property and equipment financed by capital leases     $        --    $   795,260
   Property and equipment financed by accounts payable   $   120,162    $    55,181



                See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 -------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Biospherics Incorporated was founded in 1967, is incorporated in Delaware, and maintains two facilities in Maryland. The Company consists of a Biotechnology Division ("BioTech"), an Information Services Division ("ISD"), and an Information Technology Division ("ITD"). BioTech is dedicated to research, development, and productization of proprietary products. ISD operates information center services providing consulting, information management, and materials management to the public as well as reservation and tourism solutions. ITD provides software engineering, telecommunications, network infrastructure, internet provision, and other computer system services via ISD.

         CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1999, the Company had approximately $1,933,424 in investments with a maturity of three months or less in one bank, which exceeds FDIC insured limits by $1,833,424. The Company has not experienced any losses on its investments.

         RECEIVABLES

         Three major contracts constitute 61% of the trade accounts receivable, the components of which are 35%, 16%, and 10%. No other single contract was greater than 10% of total trade accounts receivable. Receivables from Federal and state agencies represented 69% of the total trade accounts receivable.

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

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

         LONG-LIVED ASSETS

         The Company assesses the potential impairment of long-lived assets, when events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded an impairment loss on software technologies of $2,012,225 in 1999 and a loss in connection with the disposal of obsolete assets of $25,116 in 1999 and $99,209 in 1998 associated with computer hardware and software technologies (see Note 3). The Company uses an estimate of its future undiscounted cash flows to evaluate whether the long-lived assets are recoverable. The amount of impairment, if any, is measured based on projected discounted cash flows.

         DEFERRED RENT

         The Company entered into a new lease for its headquarters and research facilities effective in 1998. The excess of the rent expense over the cash payments for rent is recorded as deferred rent and is being amortized over the life of the lease.

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

         LICENSE FEES AND ADVANCE ROYALTIES

         License fees and royalties are recognized as revenue over the fixed term of the contract. Non-refundable fees are recognized when they are earned in accordance with the applicable contractual terms. Payments received that are related to future performance are deferred and recorded as revenue as they are earned over contractually specified future performance periods. See Note 8. Pursuant to the contractual terms, the advance will be recovered and therefore recognized as revenue at the rate of 50% of such future royalties. As commercialization of the products subject to the royalties is not expected until the year 2001, the deferred revenue has been classified as noncurrent.

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

         NET LOSS PER SHARE

         Basic earnings per common share have been computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 -------------


         NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS NO. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that change sin the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

2.       PROPERTY AND EQUIPMENT

         The components of property and equipment as of December 31, 1999, at cost are:


                                                                         ACCUMULATED
                                                                         DEPRECIATION
                                                                             AND            NET BOOK
                                                         COST            AMORTIZATION         VALUE
                                                       -----------       ------------      ----------
                  Computer software                    $2,434,762        $1,068,885        $1,365,877
                  Computer hardware                     3,067,993         1,460,443         1,607,550
                  Office furniture and equipment          624,991           304,499           320,492
                  Leasehold improvements                  339,892           109,643           230,249
                  Capital leases                        1,327,553           611,945           715,608
                                                       -----------       ------------      ----------
                                                       $7,795,191        $3,555,415        $4,239,776
                                                       -----------       ------------      ----------
                                                       -----------       ------------      ----------



3.       WRITE-DOWN OF IMPAIRED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company uses an estimate of the future discounted net cash flows of the related asset or asset grouping over the estimated remaining life in measuring whether the assets are recoverable. During the fourth quarter of 1999, the Company wrote-down approximately $2 million of capitalized software and computer technology. The write-down included $648,000 for InfoSuite, $633,000 for HealthSuite, and $731,000 for ReserveSuite/CTI. InfoSuite is a database and search-engine product, client-server based in Oracle and Web-enabled, used to handle large volumes of data, categorize and cross-reference data, perform expert searches, present results of data searches, and other various related functions. HealthSuite is an advanced database management product for clinical management, clinical demographics, demand management, disease management, algorithmic expert system functions, and other related capabilities. ReserveSuite is a comprehensive system for reserving elements of an inventory, reporting and full management capability, client server based in Oracle as well as Web-enabled. Computer Telephone Integration ("CTI") is a technology that enables the integration of telephone systems and complex computer systems. The write-downs were a result of changes made to the Company's marketing plan in the fourth quarter of 1999, and approved by the Board of Directors in February 2000. Despite efforts to market these products throughout 1999, management acknowledges the lack of sufficient historical and forecasted sales. The absence of dependable sales leads related to these assets and the progressive shifting of the Company's marketing efforts towards the pharmaceutical business and BioTech products, cause uncertainty that sufficient future cashflows will be obtained to justify the value of these assets on the books. These assets have therefore been revalued in the fourth quarter under the guidelines of FAS 121. Based on the Company's expectation of future discounted net cash flows from these assets, these assets have been written-down to their expected realizable value of $1.6 million.

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 -------------


4.       DEBT

         LINE OF CREDIT

         The Company renewed its Loan Agreement (the "Agreement") with Bank of America (the "Bank") on January 31, 2000, which provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $1,277,853 at December 31, 1999, and are collateralized by the Company's eligible accounts receivable and $500,000 in the Company's money market account. The interest rate under the new agreement is the Bank's prime rate plus 2.5% per annum (2% at 12/31/99). The total amount available to the Company was $171,881 under the Agreement at December 31, 1999. In the fall of 1999 and in early 2000, the Bank extended the line of credit but provided that absent an additional agreement with the Company, all loans would become due and payable on a date certain. At present, this date is March 31, 2000. The Company is in discussions with the Bank and other institutional lenders to extend the line of credit and related term loans. Given the increased liquidity of the Company, resulting from the recently concluded private offering, the Company believes that it will obtain an appropriate extension. However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2000.

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




                                                      BALANCE               PRINCIPAL PAYMENTS
                       ORIGINAL     INTEREST RATE      AS OF       ----------------------------------
  DATE OF NOTE          AMOUNT        PER ANNUM       12/31/99       2000         2001         2002
-----------------      --------     -------------    ---------     --------     --------     --------
August 31, 1997        $112,724        8.78%           25,050        25,050           --           --
December 3, 1997       $302,415        8.59%           92,402        92,402           --           --
March 11, 1998         $120,240        8.33%           50,100        40,080       10,020           --
April 29, 1998         $460,572        8.44%          217,493       153,524       63,969           --
October 20, 1998       $ 98,110        6.66%           59,956        32,703       27,253           --
July 1, 1999           $198,491        8.75%          170,923        66,164       66,164       38,595
                                                     --------      --------     --------      -------
                                                     $615,924      $409,923     $167,406      $38,595
                                                     --------      --------     --------      -------



         NOTES PAYABLE TO ORIX

         In October 1997, the Company signed a $500,000 Promissory Note (the "Note") with ORIX USA Corporation ("ORIX") to finance the acquisition of telecommunication software to be used in the Company's call center operations. Repayment of the Note consists of thirty-five (35) equal monthly principal and interest payments of $14,012 with a final payment of $114,012 due on October 15, 2000. Outstanding borrowings under this Note aggregated $224,791 at December 31, 1999, which matures in 2000. The Note is collateralized by certain telemanagement software licensed to the Company by Genesys Telecommunications Laboratories, Inc. and has an interest rate of 11% per annum.

         OTHER

         Included in accounts payable is $392,799 related to a book overdraft at December 31, 1999.

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 -------------


5.       PRIVATE PLACEMENTS

         In December 1997, the Company completed a $3 million private offering of 375,000 units to a single institutional investor (the "Investor"). Each unit consisted of two shares of Common Stock and two warrants, with exercise prices of $4.00 and $4.50 per share, respectively. Additionally, warrants to purchase 120,000 shares of Common Stock at $4.00 per share were issued to various placement agents. The warrants were exercisable throughout a three year period. All shares issued in connection with the December 1997 private placement, including all which may be issued pursuant to exercise of the warrants, have been registered by the Company.

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

         The shares underlying the 1999 Warrant I and the 1999 Warrant II, have been registered by the Company. During 1999, warrants for the purchase of 302,499 and 375,000 shares, at $4.00 and $4.50, respectively, of the Company's Common Stock were exercised, resulting in proceeds of $2,897,496. Warrants for the purchase of 60,000, 375,000, and 250,000 shares at $4.00, $6.40, and $8.00, respectively, are outstanding at December 31, 1999.

         In late February 2000, the Company completed another $5 million private offering of 723,982 units to the Investor. Each unit consisted of one share of Common Stock and one and one-half (1 1/2) warrants with an exercise price of $6.90625 per share (the "2000 Warrant"). The 2000 Warrant is exercisable throughout a four year period. The Company has agreed to register the shares sold and the shares covered by the 2000 Warrant.

         In connection with the above-described private placements, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor to sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

6.       TREASURY STOCK TRANSACTION

         During April 1999, the Company issued 6,768 shares of Common Stock previously held in the treasury in payment of expenses. The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $6,290.

7.       INCOME TAXES

         The benefit for income taxes in 1999 and 1998 consists of:

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 -------------



                                       YEAR ENDED DECEMBER 31,
                                       ----------------------
                                         1999         1998
                                       ---------   ---------
Current
     Federal                           $      --   $ (53,297)
     State                                    --     (11,598)
                                       ---------   ---------

Total current benefit                         --     (64,895)
                                       ---------   ---------

Deferred
     Federal                             245,624     (45,809)
     State                                54,376     (10,141)
                                       ---------   ---------

Total deferred provision (benefit)       300,000     (55,950)
                                       ---------   ---------

Total income tax provision (benefit)     300,000    (120,845)
                                       ---------   ---------



         The tax effect of significant temporary differences representing deferred tax assets as of December 31, 1999, is as follows:



                                    CURRENT      NON-CURRENT
                                  -----------    -----------
Property and equipment            $        --    $   (58,673)
Deferred rent                          14,260             --
Accrued vacation                       45,278             --
Allowance for doubtful accounts        77,240             --
Deferred revenue                           --        386,200
Net operating loss carryforward            --      2,478,885
Other                                  (1,005)            --
                                  -----------    -----------
                                      135,773      2,806,412
Valuation allowance                  (135,773)    (2,806,412)
                                  -----------    -----------

Deferred tax asset                $        --    $        --
                                  -----------    -----------
                                  -----------    -----------



         The Company has $6.4 million of U.S. net operating loss carryforwards which will be available to offset regular taxable U.S. income during the carryforward period, which will begin to expire in 2018. Based on the Company's losses in recent years and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset. During the second quarter of 1999, the Company increased the allowance in the amount of $300,000 to fully value the remaining net deferred tax asset recorded at December 31, 1998.

         Reconciliation between actual tax expense and tax computed at the statutory Federal rate of 34 percent for 1999 and 1998 are as follows:


                                              1999           1998
                                           -----------    -----------
U.S. Federal income tax rate at 34%        $(1,667,747)   $  (714,489)
State taxes, net of federal tax benefit       (225,862)      (192,691)
Increase in valuation allowance              2,188,049        758,120
Expenses not deductible for tax purposes         5,560          5,431
Adjustment for prior year taxes                     --         22,784
                                           -----------    -----------
Income tax provision (benefit)             $   300,000    $  (120,845)
                                           -----------    -----------
                                           -----------    -----------


                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 -------------


8.       COMMITMENTS AND CONTINGENCIES

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

         The principal portion of the Company's revenue has been generated traditionally by the Information Services Division. Several of the Company's contracts that provide these revenues (principally contracts with the U.S. Government) are from time to time subject to protest proceedings. These contracts are awarded pursuant to a competitive bidding process. As of December 31, 1999, none of the Company's contracts were under protest.

         LEASES

         The Company has various commitments under capital and operating leases through 2008 relating to computer hardware and software, office equipment, its call center facility in Cumberland, Maryland, and its call center and administrative offices in Beltsville, Maryland.

         Future minimum rentals as of December 31, 1999, under noncancellable leases are as follows:


                                             CAPITAL        OPERATING
YEAR ENDING DECEMBER 31,                     LEASES           LEASES
------------------------                    --------        ----------
2000                                        $401,627        $  796,550
2001                                         235,463           653,085
2002                                         155,149           560,905
2003                                          16,898           543,460
2004                                           1,102           559,763
Thereafter                                        --         1,987,966
                                            --------        ----------
                                             810,239        $5,101,729
                                                            ----------
                                                            ----------
Less:  executory costs                        70,383
Less:  amount representing interest           89,807
                                            --------
Capital lease obligations                    650,049
Less current portion                         317,445
                                            --------
Long-term obligations                       $332,604
                                            --------




         These future minimum rentals do not include consumer price index (CPI) adjustments to which some of the leases are subject. The Company incurred rental expenses of $887,131 in 1999 and $1,253,373 in 1998 under operating leases.

         The Company recorded rental income of $154,703 in 1998, under sublease agreements, which is offset against rent expense in the accompanying financial statements. No rental income was recorded in 1999.

         RELATED PARTY TRANSACTIONS

         Stock Redemption Agreements

         In August 1978, the Company, with stockholders' approval, entered into agreements, which were restated on January 15, 1996, with two officer-stockholders (the "Principal Stockholders") who beneficially own over 31% of the outstanding common stock at December 31, 1999. Under the agreement, upon their deaths, the Company may be required to redeem from their estates the number of shares of the Company's stock necessary to pay estate taxes and

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 -------------


administrative expenses of the estate, if any, up to $5,000,000. Shares would be redeemed at the then-current market price. Redeemable common stock, as of December 31, 1999, consisted of 3,054,273 shares with a par value of $0.005 per share. The Company is the beneficiary of an insurance policy on the lives of these individuals, which the Company maintains to provide benefits of $5,000,000 for this agreement.

         EMPLOYEE CONTRACT

         The Company has entered into an employment agreement with its Chair, CEO, President and Treasurer, who is a Principal Stockholder, that provides for certain benefits should he be terminated within the terms of the agreement for other than specific reasons. Benefits to be provided under this agreement include continued life, disability, accident and health insurance and severance payments equal to his annual base compensation through the term of the agreement. The agreement expires on December 31, 2000. The maximum contingent liability under this agreement as of December 31, 1999, aggregates approximately $286,144.

         DEFERRED COMPENSATION AND CONSULTING AGREEMENTS

         The Company has entered into agreements with the Principal Stockholders, whereby these individuals agreed to serve as full-time employees of the Company until their respective retirements. Under the agreements, upon retirement, these individuals will receive deferred compensation equal to 70% of their average annual total compensation less the assumed returns from investment of their funded pension plans and their social security payments. The deferred compensation plan is unfunded. As of December 31, 1999, the Company had no liability under the plan as actuarially determined. Upon completion of their employment, the officer-stockholders also agreed to serve as consultants to the Company on a minimum part-time, plus as-needed basis, at a specified daily rate.

         OTHER

         On May 28, 1999, the U.S. Department of Labor Administrative Review Board (the "ARB") issued a decision that concluded a lengthy administrative proceeding concerning the Company's liability for wages and fringe benefits under two contracts that the Company was awarded by the General Services Administration, a Federal Government agency. The ARB's decision found that the Company had failed to pay wages and benefits for certain labor categories in accordance with the Service Contract Act, and held that the Company is required to pay these wages and benefits retroactively. The amount of this liability could be substantial. While there are contractual procedures that will allow the Company to request reimbursement of certain payments from the General Services Administration, it is unlikely that the Company will be able to recover the full amount of the liability. There are also administrative procedures that allow the Department of Labor ("DOL") to waive the retroactivity of the ARB's decision, and the Company has forwarded a request to the DOL requesting that the retroactivity of the decision be limited to May 28, 1999. If the DOL grants the Company's request, the Company's liability would be limited to $139,330 in back wages and $13,058 in back fringe benefits. However, the DOL has not yet responded to this request, and the decision whether to limit the retroactivity of the ARB's decision is completely within the DOL's discretion.

         On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba (MDFI) of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, tagatose, as a sweetener in foods. The Company received a non-refundable $750,000 initial partial payment on signing. This $750,000 was classified as licensing revenue in the 1996 financial statements. The Company received an additional payment of $1,750,000 on January 6, 1997, subsequent to the successful completion of MDFI's due diligence. The $750,000 of the $1,750,000 received on January 6, 1997, completes the initial non-refundable payment, and was classified as licensing revenue in the first quarter of 1997. The remaining $1 million of the $1,750,000 was classified as deferred revenue as this represents a non-refundable advance against future royalties, recoverable and to be recognized as revenue, at the rate of 50% of such annual royalties. The term of the MDFI Agreement is five years after the expiration of the last to expire present or future U.S. patent covering the licensed product and/or the licensed process for manufacturing tagatose. The Company has two U.S. patents covering the proprietary method for the manufacture of tagatose, which expire on July 19, 2009, and March 25, 2111, respectively. Additional patents are likely to result from ongoing research. Full running royalties will be paid to the Company on sales, which the Company believes will begin when the first full-scale production plant for tagatose becomes operational. Under the terms of the agreement, MDFI

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 -------------


has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European Countries and the costs of production and sales.

         In November 1995, the Company received a notice of potential liability (the "Notice") from the U.S. EPA regarding a small quantity of hazardous materials shipped in 1988 and 1989 to a site owned and operated by a fully licensed company that was in the business of disposing of such materials. That company has since gone out of business. The EPA is conducting an investigation of the source, extent, and the nature of release or threatened release of hazardous substances at this site. The EPA has spent over $4.5 million in its investigation and restoration activities and the Company has a potential proportionate liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for such costs. Based upon information in the Notice, the amount of hazardous material shipped to the site by the Company is less than .2% of all such materials found at the site. If the EPA allocates its costs based upon the amount of materials shipped by each company to the site in proportion to the total materials shipped to the site, the Company's share of the costs should be immaterial. During 1999, the EPA requested a payment of approximately $6,000 in satisfaction of this potential liability, to date, no final agreement has been resolved.

         The Company is also a party to other legal actions arising in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a materially adverse effect on the financial position or results of operations of the Company.

9.       STOCK OPTION PLAN

         The Company has an Employees' Stock Option Plan (the "Plan") which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers and other key employees to purchase up to 400,000 shares of common stock in amounts determined by the Board of Directors through December 31, 2007. The Company also has some options still outstanding under an expired option plan. To date, all options granted have been at the then-publicly quoted price of the stock. During 1999, 22,050 options were granted. Activity for the two years ended December 31, 1999, is shown below:




                                                               1999                          1998
                                                              Weighted                      Weighted
                                                              Average                       Average
                                                1999          Exercise        1998          Exercise
                                               Shares          Price         Shares          Price
                                            -----------        ------     --------------     ------
Outstanding at beginning of year              2,800,850        $ 2.43       2,820,750        $ 2.48
        Granted                                  22,050        $ 6.08          89,000        $ 5.87
        Exercised                              (129,500)       $ 3.07         (12,000)       $ 3.40
        Expired or forfeited                 (2,059,300)       $ 1.35         (96,900)       $ 5.48
                                            -----------        ------     --------------     ------
 Outstanding at end of year                     634,100        $ 5.47        2,800,850        $ 2.43
 Exercisable at end of year                     557,600                        664,475
 Available for grant at end of year             246,100                        246,000

 Price range of options
        Outstanding                         $3.31-$7.25                    $1.43 to $7.25
        Exercised                           $2.88-$6.19                    $2.88 to $3.50
        Expired or forfeited                $1.44-$7.25                    $2.88 to $7.25


                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


         The following table summarizes information with respect to stock options outstanding at December 31, 1999:


                   Number of      Weighted
                    Options        Average         Weighted
  Range of        Outstanding     Remaining         Average
Exercise Price    at 12/31/99  Contractual Life  Exercise Price
--------------    -----------  ----------------  --------------
$3.31 - 4.06         43,000         0.56            $ 3.36
$4.68 - 7.00        520,600         1.76            $ 5.41
$7.12 - 7.25         70,500         1.77            $ 7.22
--------------    -----------  ----------------  --------------
$3.31 - 7.25        634,100         1.68            $ 5.47
--------------    -----------  ----------------  --------------
--------------    -----------  ----------------  --------------



         The following table summarizes information with respect to stock options exercisable at December 31, 1999:



                                WEIGHTED
YEAR OF OPTION   NUMBER OF      AVERAGE
  EXPIRATION      OPTIONS    EXERCISE PRICE        PRICE RANGE
---------------  ---------   --------------        -----------
     2000         372,950         $4.75            $3.31-$6.19
     2001          68,375         $7.22            $7.13-$7.25
     2002          70,250         $6.64            $6.19-$7.00
     2003          42,025         $6.17            $5.78-$6.36
     2004           4,000         $6.00            $6.00
---------------  ---------   --------------        -----------
  All Years       557,600         $5.41            $3.31-$7.25
---------------  ---------   --------------        -----------
---------------  ---------   --------------        -----------



         The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, because the exercise price of options granted has been at market price, no compensation cost has been recognized. The Company elected the "disclosure only" presentation of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted at fair market value. To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarize the assumptions used and the pro-forma net loss and net loss per share resulting from applying SFAS 123.




                                                                              1999            1998
                                                                              ----            ----
Net loss                                                  As reported     $(5,205,097)    $(1,980,594)
                                                          Pro forma       $(5,681,165)    $(2,408,248)
Net loss per share - basic                                As reported       $(0.55)         $(0.23)
                                                          Pro forma         $(0.60)         $(0.27)
Net loss per share - diluted                              As reported       $(0.55)         $(0.23)
                                                          Pro forma         $(0.60)         $(0.27)
Expected life (years)                                                               4               4
Risk-free interest rate                                                          5.00%           4.70%
Volatililty                                                                        75%             75%
Dividend yield                                                                    0.0%            0.0%
Weighted average remaining contractual life (years)                              1.68            1.32
Weighted average fair value at date of grant                                    $3.53           $3.34


                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


10.      EMPLOYEE BENEFIT PLANS

         Effective January 1, 1990, the Company established the Biospherics Incorporated 401(k) Retirement Plan. The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed 1 year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

         Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant's contribution or 2 1/2% of the participant's eligible compensation, whichever is less. The Company may, at its own discretion, make additional matching contributions to participants. Company contributions, net of forfeitures, amounted to $59,270 in 1999 and $69,331 in 1998.

11.      INFORMATION BY BUSINESS SEGMENT

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is managed along two business segments, Information Services Division and the Biotechnology Division.

         Financial information by business segment for the years ended December 31, 1999, and 1998 are summarized below.



                                                                        YEAR ENDED DECEMBER 31,
                                                                        (DOLLARS IN THOUSANDS)
                                                                         1999             1998
                                                                       --------         --------
REVENUES                  Information Services Division                $ 12,568         $ 15,766
                          Biotechnology Division                            130              248
                                                                       --------         --------
                          Total revenues                               $ 12,698         $ 16,014
                                                                       --------         --------
                                                                       --------         --------

OPERATING PROFIT (LOSS)   Information Services Division                $ (4,325)        $ (1,724)
   AND INCOME (LOSS)      Biotechnology Division                           (369)            (240)
   BEFORE INCOME TAXES                                                 --------         --------
                          Total operating loss                           (4,694)          (1,964)
                            Interest income (expense), net                 (211)            (137)
                                                                       --------         --------
                          Income (loss) from operations before
                             income taxes                              $ (4,905)        $ (2,101)
                                                                       --------         --------
                                                                       --------         --------

IDENTIFIABLE ASSETS       Information Services Division                $  5,338          $ 7,379
                          Biotechnology Division                            150              171
                          General corporate assets                        3,068            4,084
                                                                       --------         --------
                          Total assets                                 $  8,556         $ 11,634
                                                                       --------         --------
                                                                       --------         --------

CAPITAL                   Information Services Division                $  1,060         $  3,373
   EXPENDITURES           Biotechnology Division                              1               14
                          General corporate assets                          506              277
                                                                       --------         --------
                          Total assets                                 $ 1,567          $ 3,664
                                                                       --------         --------
                                                                       --------         --------

DEPRECIATION              Information Services Division                $ 1,502          $ 1,017
   AND AMORTIZATION       Biotechnology Division                            24               20
                          General corporate assets                         215              274
                                                                       --------         --------
                          Total depreciation and amortization          $ 1,741          $ 1,311
                                                                       --------         --------
                                                                       --------         --------


                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


         During 1999, ISD recognized revenue from three of its customers representing 28%, 24%, and 17% of the total Company revenues. During 1998, the Company recognized revenue from four of its customers representing 18%, 17%, 16%, and 11% of the total Company revenues. Government contracts accounted for 71% and 70% of the ISD revenue in 1999 and 1998, respectively.

         The BioTech Programs Unit has invented and patented for the Company the use of tagatose as a low-calorie sweetener and has invented and patented safe-for-humans pesticides. The Company also has filed for patents on other inventions. In 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, tagatose, as a sweetener (see Note 8 "Commitments and Contingencies").

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

                            BIOSPHERICS INCORPORATED

                                   ----------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEMS 9 THROUGH 12.

         Information required by Part III (Items 9 through 12) of this Form 10-KSB is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

              (3) Articles of Incorporation and Bylaws of the Company (incorporated by reference to the Company's Annual Proxy Statement of May 15, 1992, as filed with the Commission)
            (3.1) Articles of Amendment of the Company (incorporated by reference to the Company's Proxy Statement for its May 1996 annual meeting, as filed with the Commission).
           (10.1) Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
           (10.2) Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
           (10.3) Consulting Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
           (10.4) Consulting Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
           (10.5) Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1996)
         (10.5.1) Amendment to Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 23, 1998)
           (10.6) Restated Stock Redemption Agreement dated as of January 15, 1996, by and between Gilbert V. Levin, M. Karen Levin, and the Company (incorporated by reference to Form 10-KSB filed March 31, 1996)
           (10.7) Stock Purchase Warrants dated as of March 31, 1999 and May 18, 1999 (incorporated by reference to Form 8-K filed May 24, 1999)
           (10.8) Agreement and License between the Company and MD Foods Ingredients Amba (incorporated by reference to Form 8-K filed October 22, 1996)
           (10.9) Securities Purchase Agreement dated as of February 24, 2000, by and between the Company and RGC International Investors, LDC, c/o Rose Glen Capital Management, L.P. (incorporated by reference to Form 8-K filed March 3,
                        2000).
         (10.10) Lease Agreement dated as of November 11, 1997 by and between the Company and Liberty Property Trust.
         (10.11) 1997 Stock Option Plan (incorporated by reference from the Company's Proxy Statement for its May 1998 annual meeting, as filed with the Commission).
            (23)        Consent of PricewaterhouseCoopers LLP
            (27) Financial Data Schedule (included only with electronic filing)

                            BIOSPHERICS INCORPORATED

                                   ----------


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BIOSPHERICS INCORPORATED
                                       (Registrant)

Date: February 23, 2000           By:  /s/  Gilbert V. Levin
      ------------------               ----------------------------------
                                       Gilbert V. Levin
                                       Chair, CEO, President & Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gilbert V. Levin       Chair, CEO, President, and         February 23, 2000
-----------------------    Treasurer
Gilbert V. Levin


/s/ M. Karen Levin         Director, Vice President for       February 23, 2000
-----------------------    Communications, Secretary
M. Karen Levin


/s/ Lionel V. Baldwin      Director                           February 23, 2000
----------------------
Lionel V. Baldwin


/s/ David A. Blake         Director                           February 23, 2000
----------------------
David A. Blake


/s/ Thomas Gantt           Director                           February 23, 2000
----------------------
Thomas Gantt


/s/ George S. Jenkins      Director                           February 23, 2000
----------------------
George S. Jenkins


/s/ Anne S. Macleod        Director                           February 23, 2000
----------------------
Anne S. MacLeod