Form 10QSB
period 2000-03-31
BIOSPHERICS INC
filed 2000-05-15
CIK 12239

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

Commission file number   0-5576

                           BIOSPHERICS(R) INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     52-0849320
-------------------------------                    --------------------
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

           Class                               Outstanding as of April 27, 2000
------------------------------                 --------------------------------
Common Stock, $0.005 par value                         10,586,607 shares


Transitional Small Business Disclosure Format (Check One): Yes / /  No /X/

================================================================================

                            BIOSPHERICS INCORPORATED

                                   ----------

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                                PAGE NO.
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Statements of Operations for the three-month periods ended
           March 31, 2000 and 1999............................................................................     3

           Balance Sheets as of March 31, 2000 and December 31, 1999..........................................     4

           Statements of Cash Flows for the three-month periods ended
           March 31, 2000 and 1999............................................................................     5

           Notes to Financial Statements......................................................................     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................................     7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................................    10

Signatures ..................................................................................................     11

                            BIOSPHERICS INCORPORATED

                                 --------------


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                         -------------------------------
                                                            2000                1999
                                                         ------------      -------------
REVENUE                                                  $  5,253,517      $  2,965,895
                                                         ------------      ------------
OPERATING EXPENSE
         Direct contract and operating costs                2,971,857         2,540,742
         Selling, general and administrative expense          867,798           880,685
         Research and development expense                      43,014            68,221
         Depreciation and amortization expense                349,838           404,007
                                                         ------------      ------------
         Total operating expense                            4,232,507         3,893,655
                                                         ------------      ------------

INCOME (LOSS) FROM OPERATIONS                               1,021,010          (927,760)
                                                         ------------      ------------
         Interest, net                                         (2,632)          (66,054)
                                                         ------------      ------------
Income (loss) before taxes                                  1,018,377          (993,814)
Income tax expense                                                 --                --
                                                         ------------      ------------
NET INCOME (LOSS)                                        $  1,018,377      $   (993,814)
                                                         ============      ============

Net income (loss) per share, basic                       $       0.10      $      (0.11)
                                                         ============      ============
Net income (loss) income per share, diluted              $       0.09      $      (0.11)
                                                         ============      ============

Weighted average shares outstanding, basic                 10,105,094         9,237,584
                                                         ============      ============
Weighted average shares outstanding, diluted               11,532,839         9,237,584
                                                         ============      ============

                 See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED

                                 --------------

                                 BALANCE SHEETS

                                                                                                  MARCH 31, 2000   DECEMBER 31, 1999
                                                                                                    (UNAUDITED)
                                                                                                  --------------   -----------------
ASSETS

Current assets

          Cash and cash equivalents                                                                $  4,831,991      $  1,437,280
          Restricted cash                                                                               500,000           500,000
          Trade accounts receivable, net of allowance for
               doubtful accounts of $215,000 and $200,000                                             3,993,602         1,616,012
          Other receivables                                                                             173,733           149,149
          Prepaid expenses and other assets                                                             438,581           476,866
          Inventory                                                                                      28,600                --
                                                                                                   ------------      ------------
                    Total current assets                                                              9,966,507         4,179,307

          Property and equipment, net of accumulated depreciation of $3,429,747 and $3,555,415        4,941,731         4,239,776
          Patents, net of accumulated amortization of $103,868 and $100,085                             132,743           136,526
                                                                                                   ------------      ------------
                    Total assets                                                                   $ 15,040,981      $  8,555,609
                                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

          Bank line of credit                                                                      $  1,344,222      $  1,277,853
          Accounts payable and accrued expenses                                                       1,077,871         1,095,199
          Accrued salaries and benefits                                                               1,031,545           682,034
          Notes payable                                                                                 529,559           634,716
          Capital lease obligations                                                                     123,577           317,445
          Deferred revenue                                                                              111,161           111,161
                                                                                                   ------------      ------------
                    Total current liabilities                                                         4,217,935         4,118,408

          Notes payable                                                                                 164,149           206,000
          Capital lease obligations                                                                     107,509           332,604
          Deferred rent                                                                                 128,995           116,154
          Deferred revenue                                                                            1,000,000         1,000,000
                                                                                                   ------------      ------------
                    Total liabilities                                                                 5,618,588         5,773,166
                                                                                                   ------------      ------------

Commitments and contingencies

Redeemable common stock, 3,054,273 shares                                                               547,337           547,337
                                                                                                   ------------      ------------

Stockholders' equity

          Preferred stock, $0.01 par value,  2,000,000 shares authorized;
               none issued and outstanding                                                                   --                --
          Common stock, $0.005 par value, 18,000,000 shares authorized;
               10,614,945 and 9,781,488 issued, 10,583,607 and 9,747,650
               shares outstanding, of which 3,054,273 shares are classified as redeemable commom stock at March 31, 2000 and
               December 31, 1999, respectively                                                           37,803            33,636

          Paid-in capital in excess of par value                                                     13,566,745         7,963,339
          Treasury stock, 31,338 and 33,838 shares at cost, at
          March 31, 2000, and December 31, 1999, respectively                                          (199,979)         (219,054)
          Accumulated deficit                                                                        (4,529,513)       (5,542,815)
                                                                                                   ------------      ------------
                    Total stockholders' equity                                                        8,875,056         2,235,106
                                                                                                   ------------      ------------
                    Total liabilities and stockholders' equity                                     $ 15,040,981      $  8,555,609
                                                                                                   ============      ============

                 See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED

                                 --------------

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                               2000              1999
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ 1,018,377      $  (993,814)
Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization                           349,838          404,007
       Treasury stock issued in payment of expenses             14,000               --
       Changes in assets and liabilities:
           Trade accounts receivable                        (2,377,590)        (244,147)
           Other receivables                                   (24,584)          11,396
           Prepaid expenses and other assets                    23,650           (3,817)
           Inventory                                           (28,600)              --
           Accounts payable and accrued expenses               369,948         (108,221)
           Income taxes payable                                     --           73,089
           Deferred rent                                        12,841           13,846
           Deferred revenue                                         --          (29,726)
                                                           -----------      -----------
Net cash used in operating activities                         (642,120)        (877,387)
                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                  (1,434,871)        (620,038)
       Additions to patent costs                                    --             (105)
                                                           -----------      -----------
Net cash used in investing activities                       (1,434,871)        (620,143)
                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net change on bank line of credit                        66,369          (99,367)
       Net change in book overdraft                             52,137         (118,297)
       Payments on notes payable                              (147,008)        (133,515)
       Payments on capital lease obligations                  (107,369)         (94,723)
       Proceeds from issuance of common stock                5,638,326        1,220,496
       Cost of issuance of common stock                        (30,753)              --
                                                           -----------      -----------
Net cash provided by financing activities                    5,471,702          774,594
                                                           -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         3,394,711         (722,936)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,437,280        2,288,834
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 4,831,991      $ 1,565,898
                                                           ===========      ===========

                 See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED

                                 --------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS OF PRESENTATION

       The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.     PER SHARE PRESENTATION

       Basic income per common share has been computed by dividing net income
(loss) by the weighted-average number of common shares outstanding during the year. Diluted income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents. Diluted loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidiluted.

3.     DEFERRED REVENUE

       Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark ("MDFI"). The advance will be recognized as revenue at a rate of 50% of annual royalties generated from future sales.

4.     PRIVATE PLACEMENTS

       In February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the "Investor"). Each unit consisted of one share of Common Stock and one and one-half (1 1/2) warrants, with an exercise price of $6.91 per share. The Warrants are exercisable throughout a four year period. All shares issued in connection with the February 2000 private placement, including all which may be issued pursuant to exercise of the warrants, have been registered by the Company.

       In connection with the above-described private placement, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor to knowingly sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

5.     TREASURY STOCK TRANSACTION

       During January 2000, the Company issued 2,500 shares of Common Stock previously held in the treasury in payment of expenses. The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $5,075.

                            BIOSPHERICS INCORPORATED

                                 --------------


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

       Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management, in deciding how to allocate resources and in assessing performance. In 1999, the Company was managed along two business segments, the Information Services Division ("ISD") and the Biotechnology Division ("BioTech"). Beginning in January 2000, the ISD division was restructured into two separate divisions, the Commercial Information Services Division ("CISD") and the Government Information Services Division ("GISD"). As comparative information for the two new divisions is not available from the prior year, GISD and CISD will also be presented on a combined basis for comparison with the prior year activity of ISD.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

       The Company reported net income of $1,018,000 ($0.09 per share, diluted) on sales of $5.3 million for the first quarter of 2000 compared with net loss of $994,000 ($0.11 per share, diluted) on sales of $3.0 million in the same period of 1999.

                                                                              COMBINED
                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
INFORMATION SERVICES DIVISIONS       COMMERCIAL      GOVERNMENT          2000            1999
                                    -----------     -----------      -----------     -----------
    Revenue                         $ 3,015,000     $ 2,238,000      $ 5,253,000     $ 2,920,000
    Operating expense                 1,583,000       2,484,000        4,067,000       3,769,000
                                    -----------     -----------      -----------     -----------
        Operating income (loss)     $ 1,432,000     $  (246,000)     $ 1,186,000     $  (849,000)
                                    ===========     ===========      ===========     ===========


       The Information Services Division's revenue for the three months ended March 31, 2000, increased $2.3 million (80%) in relation to the same period in 1999, resulting in an operating income of $1,186,000 for the quarter. The increase between years is largely the result of successfully winning a targeted pharmaceutical contract, the majority of which took place during the first quarter of 2000 (the "Contract"). The increase in direct costs related to this project were largely off-set by decreases in indirect costs as a result of the Company's re-engineering efforts when compared to the first quarter of the prior year. This Contract was largely completed during the first quarter and will have minimum contribution to the operations for the second quarter of 2000. The Company's recently established Business Development Group is targeting successful continued growth in our commercial segment and is currently negotiating on several Pharmaceutical/Health related contracts, although no assurance can be given that these efforts will result in new business for the Company.

                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
BIOTECHNOLOGY DIVISION                2000           1999
                                   ---------      ---------
    Revenue                        $   1,000      $  46,000
    Operating expense                166,000        125,000
                                   ---------      ---------
        Operating loss             $(165,000)     $ (79,000)
                                   =========      =========

       First quarter revenues from the Biotechnology Division were down from those of the prior year as a result of the completion of the technical support services provided to MD Foods Ingredients amba of Denmark ("MDFI"). The increased operating expense is related to the product launch of FlyCracker, the Company's newly-developed biodegradable pesticide. The decrease in R&D expenses is largely a result of the Division's indirect costs now being

                            BIOSPHERICS INCORPORATED

                                 --------------


allocated between direct contract and operating costs, research and development, and selling, general and administrative costs as a result of the migration of the BioTech products into the marketplace.

       Selling, general and administrative expense ("S,G&A") for the first quarter was consistent between years.

       Depreciation expense decreased $54,000 in the first quarter of 2000 in comparison to the same period in 1999 as a result of the write-down of assets during the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's Loan Agreement (the "Agreement") with Bank of America (the "Bank") provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $1,344,222 at March 31, 2000, and are collateralized by the Company's eligible accounts receivable and $500,000 from the Company's money market account. The interest rate under the new agreement is the Bank's prime rate plus 2.5% per annum. The total amount available to the Company was $123,629 under the Agreement at March 31, 2000. In the fall of 1999 and in early 2000, the Bank extended the line of credit but provided that absent an additional agreement with the Company, all loans would become due and payable on a date certain. At present, this date is June 30, 2000. The Company is in discussions with the Bank and other institutional lenders to extend the line of credit and related term loans.

       In February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the "Investor"). Each unit consisted of one share of Common Stock and one and one-half (1 1/2) warrants, with an exercise price of $6.91 per share. The Warrants are exercisable throughout a four year period. All shares issued in connection with the February 2000 private placement, including all which may be issued pursuant to exercise of the warrants, have been registered by the Company. Given the increased liquidity of the Company, principally resulting from the private placement, the Company believes that it will obtain an appropriate extension of the line of credit. However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2000.

       Cash flow for the quarter ended March 31, 2000, reflects a net cash inflow of $3.4 million consisting of $642,000 used in operating activities, $1,435,000 used in investing activities, and $5,472,000 million provided by financing activities. Cash flow from operating activities in 2000 increased $235,000 from those of the prior year as a result of the Company's re-engineering efforts. Investment in property and equipment increased by $815,000 as a direct result of a one time $1.3 million purchase of telephone equipment previously under capital and operating leases. This investment was financed through the proceeds from the private offering.

       Working capital as of March 31, 2000, was $5,749,000, which represents a $5,675,000 increase from working capital of $74,000 at March 31, 1999. This increase is due to the February 2000 private offering and the increase in trade receivables. Trade receivables increased principally due to the Contract; the receivable for the Contract has now been paid in full.

       The Company considers the upgrading of its information and telecommunications systems complete and adequate for the near term. Future capital needs to start new contracts and maintain existing programs, while upgrading information and telecommunication systems, will be proportionately less. The Company is anticipating sufficient cash flow from operating activities during 2000 to cover its continuing capital needs. The Company used $1.3 million of the proceeds from the February 24, 2000, private placement to purchase certain telephone equipment previously under leases. It is also anticipated that royalties on sales by MDFI could begin in late 2001.

       No dividends were paid in 1999 and none are anticipated in 2000.

SALES OF SECURITY

       The Company completed the above-described private offering in February 2000. The Company has registered the shares of Common Stock sold to the Investor, as well as all shares which may be obtained by the Investor pursuant to stock purchase warrants, for resale by the Investor on Form S-3 (Registration No 333-32504).

                            BIOSPHERICS INCORPORATED

                                 --------------


       The Company has previously engaged in private offerings with the Investor in December 1997, March 1999, and May 1999, all as reported in the Company's Form 10-KSB for the period ended December 31, 1999.

IMPACT OF THE YEAR 2000

         To date, the Company has experienced no significant adverse effects related to the Year 2000 computer issue. The important internal information technology systems made a seamless transition into the Year 2000 and there were no notable problems with equipment or systems that may have been affected by faulty embedded chips or other Year 2000 problems. The Company is not aware of any significant Year 2000 problems at any of its customers nor has the Company noted any disruption in its supply chain related to Year 2000 issues.

         The Company implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems which required modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was completed in the fourth quarter of 1998. Remediation and testing of non-Year 2000 compliant systems was completed during the second quarter of 1999. As part of this project, the Company developed and tested contingency plans which identified workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company identified suppliers of key goods and services to all business areas, requested information about their Year 2000 readiness, and audited certain key suppliers for Year 2000 readiness.

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

                            BIOSPHERICS INCORPORATED

                                 --------------


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           On March 3, 2000, the Company filed a report on Form 8-K dated February 24, 2000, pursuant to Item 5 thereof, to report the issuance of 723,982 units consisting of one share of Common Stock and one and one-half warrants with an exercise price of $6.91 per share.

                            BIOSPHERICS INCORPORATED

                                 --------------


                                   SIGNATURES

       Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIOSPHERICS INCORPORATED
                                         ---------------------------------------
                                         (REGISTRANT)

Date:  May 12, 2000                  By: /s/ GILBERT V. LEVIN
       ---------------------------       ---------------------------------------
                                         Gilbert V. Levin
                                         Chair, CEO, President, and
                                           Treasurer