Form 10QSB
period 2000-06-30
BIOSPHERICS INC
filed 2000-08-11
CIK 12239

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2000
Common Stock, $0.005 par value	10,614,641 shares

Transitional Small Business Disclosure Format (Check One): Yes / /  No /x/

Biospherics Incorporated

Form 10-QSB
For the Quarter Ended June 30, 2000

Index

		Page No.
Part I. Financial Information
Item 1.	Financial Statements (Unaudited)
	Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 1999	3
	Balance Sheets as of June 30, 2000 and December 31, 1999	4
	Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Part II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

Biospherics Incorporated

Part I. Financial Information

Item 1. Financial Statements

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Unaudited)
Revenue	$4,682,531	$3,583,379	$9,936,048	$6,549,274

Operating expense
Direct contract and operating costs	2,892,358	2,633,155	5,864,215	5,173,897
Selling, general and administrative expense	1,037,496	868,885	1,905,294	1,749,570
Research and development expense	65,673	145,286	108,687	213,507
Depreciation and amortization expense	342,694	420,425	692,532	824,432

Total operating expense	4,338,221	4,067,751	8,570,728	7,961,406

Income (loss) from operations	344,310	(484,372)	1,365,320	(1,412,132)
Interest, net	42,651	(57,633)	40,018	(123,687)

Income (loss) before taxes	386,961	(542,005)	1,405,338	(1,535,819)
Income tax expense	—	300,000	—	300,000

Net income (loss)	$386,961	$(842,005)	$1,405,338	$(1,835,819)

Net income (loss) per share, basic	$0.04	$(0.09)	$0.14	$(0.20)

Net income (loss) per share, diluted	$0.03	$(0.09)	$0.12	$(0.20)

Weighted average shares outstanding, basic	10,602,673	9,414,217	10,353,883	9,192,439

Weighted average shares outstanding, diluted	11,286,252	9,414,217	11,272,026	9,192,439

See accompanying notes to financial statements

Biospherics Incorporated

Balance Sheets

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,246,359	$1,437,280
Restricted cash	500,000	500,000
Trade accounts receivable, net of allowance for doubtful accounts of $165,000 and $200,000	2,685,149	1,616,012
Other receivables	90,549	149,149
Prepaid expenses and other assets	400,678	476,866

Total current assets	8,922,735	4,179,307
Property and equipment, net of accumulated depreciation of $3,768,657 and $3,555,415	4,731,093	4,239,776
Patents, net of accumulated amortization of $107,651 and $100,085	139,333	136,526

Total assets	$13,793,161	$8,555,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank line of credit	$196,474	$1,277,853
Accounts payable and accrued expenses	1,023,960	1,095,199
Accrued salaries and benefits	706,711	682,034
Notes payable	456,659	634,716
Capital lease obligations	105,908	317,445
Deferred revenue	111,161	111,161

Total current liabilities	2,600,873	4,118,408
Notes payable	122,298	206,000
Capital lease obligations	89,866	332,604
Deferred rent	139,824	116,154
Deferred revenue	1,000,000	1,000,000

Total liabilities	3,952,861	5,773,166

Redeemable common stock, 3,054,273 shares	547,337	547,337

Stockholders' equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 10,663,945 and 9,781,488 issued, 10,614,641 and 9,747,650 shares outstanding, of which 3,054,273 shares are classified as redeemable common stock at June 30, 2000, and December 31, 1999, respectively	38,048	33,636
Paid-in capital in excess of par value	13,729,945	7,963,339
Treasury stock, 49,304 and 33,838 shares at cost, at June 30, 2000 and December 31, 1999, respectively	(332,478)	(219,054)
Accumulated deficit	(4,142,552)	(5,542,815)

Total stockholders' equity	9,292,963	2,235,106

Total liabilities and stockholders' equity	$13,793,161	$8,555,609

See accompanying notes to financial statements.

Biospherics Incorporated

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities
Net income (loss)	$1,405,338	$(1,835,819)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	692,532	837,454
Treasury stock issued in payment of expense	14,000	40,000
Changes in assets and liabilities:
Trade accounts receivable	(1,069,137)	(604,727)
Other receivables	58,600	18,241
Prepaid expenses and other assets	61,553	(171,729)
Deferred income taxes	—	300,000
Accounts payable and accrued expenses	17,542	(71,370)
Deferred rent	23,670	(18,461)
Deferred revenue	—	(33,643)

Net cash provided by (used in) operating activities	1,204,098	(1,540,054)

Cash flow from investing activities
Purchases of property and equipment	(1,589,483)	(1,223,307)
Additions to patent costs	(10,373)	(13,755)

Net cash used in investing activities	(1,599,856)	(1,237,062)

Cash flows from financing activities
Net change on bank line of credit	(1,081,379)	(147,076)
Net change in book overdraft	52,137	78,191
Payments on notes payable	(261,759)	(261,122)
Payments on capital lease obligations	(142,681)	(191,460)
Proceeds from issuance of common stock	5,674,327	2,918,496
Cost of issuance of common stock	(35,808)	(9,619)

Net cash provided by financing activities	4,204,837	2,387,410

Net increase (decrease) in cash and cash equivalents	3,809,079	(389,706)
Cash and cash equivalents, beginning of period	1,437,280	2,288,834

Cash and cash equivalents, end of period	$5,246,359	$1,899,128

See accompanying notes to financial statements.

Biospherics, Incorporated

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation

    The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations for the three-month and six-month periods ended June 30, 2000 and 1999 and its cash flows for the six-month periods ended June 30, 2000 and 1999. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

3. Deferred Revenue

    Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark ("MDFI") (subsequently merged into Arla to become Arla Foods). The advance will be recognized as revenue at a rate of 50% of annual royalties generated from future sales.

4. Private Placement

    In February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the "Investor"). Each unit consisted of one share of Common Stock and one and one-half (1 1/2) warrants, with an exercise price of $6.91 per share. The Warrants are exercisable throughout a four-year period. All shares issued in connection with the February 2000 private placement, including all which may be issued pursuant to exercise of the warrants, have been registered by the Company.

    In connection with the above-described private placement, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock and it will not knowingly sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

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

Biospherics Incorporated

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is intended to update the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000, and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-KSB and Form 10-QSB.

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

    Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. In 1999, the Company was managed along two business segments, the Information Services Division ("ISD") and the Biotechnology Division ("BioTech"). Beginning in January 2000, the ISD division was restructured into two separate divisions, the Commercial Information Services Division ("CISD") and the Government Information Services Division ("GISD"). The strategic focus of CISD is to provide prescription and over-the-counter product support and customer relationship management services to the pharmaceutical industry. The strategic focus of GISD is the reservation and tourism industry, utilizing the Company's Reserve Suite product and services. As comparative information for the two new divisions is not available from the prior year, GISD and CISD will also be presented on a combined basis for comparison with the prior year's activity of ISD.

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

    The Company reported net income of $386,961 ($0.03 per share, diluted) on sales of $4,682,531, and net income of $1,405,338 ($0.12 per share, diluted) on sales of $9,936,048 for the three months and six months ended June 30, 2000, respectively, compared to a net loss of $842,005 ($0.09 per share, diluted) on sales of $3,583,379, and a net loss of $1,835,819 ($0.20 per share, diluted) on sales of $6,549,274 for the three months and six months ended June 30, 1999, respectively.

			Combined Three Months Ended June 30,
Information Services Divisions
	Commercial	Government	2000	1999
Revenue	$1,529,832	$3,139,683	$4,669,515	$3,510,805
Operating expense	1,240,541	2,959,666	4,200,207	3,923,317

Operating income (loss)	$289,291	$180,017	$469,308	$(412,512)

			Combined Six Months Ended June 30,
Information Services Divisions
	Commercial	Government	2000	1999
Revenue	$4,544,988	$5,376,947	$9,921,935	$6,430,547
Operating expense	2,823,954	5,442,391	8,266,345	7,691,789

Operating income (loss)	$1,721,034	$(65,444)	$1,655,590	$(1,261,242)

    The Information Services Division's revenue for the three months and six months ended June 30, 2000, increased $1.2 million (33%) and $3.5 million (54%), respectively, in relation to the same periods in 1999, resulting in operating income of $469,308 and $1,655,590 for the periods ended June 30, 2000. The increase between years is largely the result of winning several new pharmaceutical contracts coupled with the strategic growth of various government contracts. The increase in direct costs related to these projects was largely offset by decreases in indirect costs as a result of the Company's re-engineering efforts when compared to the same periods of the prior year.

    The Company's Business Development Group is targeting continued growth in the commercial pharmaceutical segment, the government Information Center and Technology segments, as well as the ReserveSuite product and services segment. Currently the Company is negotiating on several contracts along these business segments, although no assurance can be given that these efforts will result in new business for the Company. Nonetheless, the efforts of the Business Development Group have put the Company in a better position as the Company approaches the fourth quarter, which is historically its weakest portion of the year due to reduced reservation/tourism business.

    CISD contracts are typically for shorter terms than GISD contracts and that can result in substantial variations in CISD revenues. In the second quarter of 2000, CISD accounted for 33% of ISD revenue as compared to 57% of ISD revenue in the first quarter of 2000.

    The Company's Federal Information Center (FIC) contract, through the General Services Administration, has been extended through September 30, 2000. The FIC contract, for the six months ended June 30, 2000, accounted for approximately $1.8 million in revenue, or 18% of total revenue for the period. The Company was not awarded the new FIC contract, however, the Company is aggressively protesting this award to a competitor.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Biotechnology Division
Revenue	$13,016	$72,574	$14,113	$118,727
Operating expense	138,014	144,434	304,383	269,617

Operating loss	$(124,998)	$(71,860)	$(290,270)	$(150,890)

    Revenues from the Biotechnology Division for the three months and six months ended June 30, 2000 were down from those of the prior year as a result of the completion of the technical support services provided to MD Foods Ingredients amba of Denmark ("MDFI"). This freed BioTech personnel to launch its new environmentally friendly, safe-for-humans pesticide, FlyCracker™. The increased operating expense for the six months ended June 30, 2000, resulted from this product launch. The decrease in R&D expenses is largely a result of the Division's indirect costs now being allocated between direct contract and operating costs, research and development, and selling, general and administrative costs as a result of the migration of the BioTech products into the marketplace. Initial consumer reaction to FlyCracker was encouraging and distribution is expanding.

    Selling, general and administrative expenses ("S,G&A") for the three and six months ended June 30, 2000, increased approximately $200,000 in comparison to the corresponding period in 1999. The increase is the result of increased marketing expenditures and legal fees associated with the FIC protest.

    Depreciation expense decreased approximately $78,000 and $132,000 for the three and six months ended June 30, 2000, compared with the same periods in 1999. The decrease was due to the write-down of assets during the fourth quarter of 1999.

    Interest income exceeded interest expense for each of the three and six months ended June 30, 2000 as a result of the $5 million private offering in the first quarter, in contrast to the same periods in 1999 when interest expense exceeded interest income.

    The Company has recognized no income tax expense in connection with its 2000 profits due to tax loss carryforwards.

Liquidity and Capital Resources

    The Company renewed its Loan Agreement (the "Agreement") with NationsBank N.A. (the "Bank") on June 30, 2000, which provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $196,474 at June 30, 2000, and are collateralized by the Company's accounts receivable and $500,000 from the Company's money market account. The interest rate is the Bank's prime rate plus .25% per annum. The total unused balance available to the Company under the line of credit was $1,303,526 at June 30, 2000. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in compliance with the bank covenants as of June 30, 2000. The line expires on June 30, 2001, but the Company anticipates that the line will be renewed.

    In February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor. Each unit consisted of one share of Common Stock and one and one-half (1 1/2) warrants, with an exercise price of $6.91 per share. The Warrants are exercisable throughout a four-year period. All shares issued in connection with the February 2000 private placement, including all which may be issued pursuant to exercise of the warrants, have been registered by the Company.

    Cash flow for the six months ended June 30, 2000, reflects a net cash inflow of $3.8 million consisting of $1.2 million provided by operating activities, $1.6 million used in investing activities, and $4.2 million provided by financing activities. Cash flow from operating activities in 2000 increased $2.7 million from those of the prior year as a result of several new contracts and the Company's re-engineering efforts. Investment in property and equipment increased by $363,000, as the Company's one time $1.3 million purchase of telephone equipment during the first quarter (previously held under capital and operating leases) was offset by overall reductions in other capital improvements. This purchase was financed through the proceeds from the private offering.

    Working capital as of June 30, 2000, was $6,322,000, which represents a $6,261,000 increase from working capital of $61,000 at December 31, 1999. This increase is due to the February 2000 private offering and profitable operations during the first six months of 2000.

    The Company considers the upgrading of its information and telecommunications systems complete and adequate for the near term. Future capital needs to start new contracts and maintain existing programs, while upgrading information and telecommunication systems, will be proportionately less. The Company is anticipating sufficient cash flow from operating activities during 2000 to cover its continuing capital needs. The Company used $1.3 million of the proceeds from the February 24, 2000, private placement to purchase certain telephone equipment previously held under leases.

    It is also anticipated that royalties on sales of tagatose by MDFI could begin in 2001. GRAS approval has as yet not been provided, although Arla Foods, successor to the Company's licensee MD Foods, continues to advise the Company that it expects to receive such GRAS approval.

Year 2000 Issues

    To date, the Company has not encountered any significant effects of the Year 2000 issue either internally or with third parties. The Company cannot guarantee that problems will not occur in the future or have not yet been detected.

Biospherics Incorporated

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

    Due to the lack of a quorum on May 15, 2000, the Annual Meeting of Stockholders of the Company was reconvened on May 22, 2000, where the following actions were taken:

      (1) On May 22, 2000, Lionel V. Baldwin, Thomas W. Gantt, Gilbert V. Levin, M. Karen Levin, Anne S. MacLeod, Thomas G. Moore, and Deborah S. Streb were elected as directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

Name	Shares Votes For	Shares Votes Against	Shares Votes Abstained
Lionel V. Baldwin	5,850,966	82,828	0
Thomas W. Gantt	5,850,966	82,828	0
Gilbert V. Levin	5,850,366	83,428	0
M. Karen Levin	5,850,366	83,428	0
Anne S. MacLeod	5,850,966	82,828	0
Thomas G. Moore	5,850,966	82,828	0
Deborah S. Streb	5,850,966	82,828	0

      (2) The Company's Certificate of Incorporation, as amended, to increase the authorized number of shares of Common Stock from 18,000,000 to 50,000,000, was ratified, with 5,597,816 shares voted in favor, 326,700 shares voted against and 9,278 shares abstaining.

      (3) The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2000, was ratified, with 5,875,480 shares voted in favor, 34,746 shares voted against and 23,568 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

    On April 12, 2000, the Company filed a report on Form 8-K dated April 5, 2000, pursuant to Item 4 thereof, to report that PricewaterhouseCoopers LLP declined to stand for re-election as the independent accountants for the Company.

    On May 2, 2000, the Company filed a report on Form 8-K dated April 27, 2000, pursuant to Item 4 thereof, to report that the Board of Directors approved a resolution authorizing management of the Company to engage Grant Thornton LLP to act as its independent auditors for the calendar year 2000.

Biospherics Incorporated

Signatures

    Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSPHERICS INCORPORATED (Registrant)
Date: August 8, 2000	By:	/s/ GILBERT V. LEVIN Gilbert V. Levin Chair, Chief Executive Officer, President, and Treasurer

QuickLinks

Biospherics Incorporated
Form 10-QSB For the Quarter Ended June 30, 2000
Index
Biospherics Incorporated
Statements of Operations
Balance Sheets
Statements of Cash Flows
Notes to Financial Statements
Signatures