Form 10QSB
period 2000-09-30
BIOSPHERICS INC
filed 2000-11-09
CIK 12239

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2000.

[ ]  TRANSITION REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to_____________

Commission file number 0-5576
                       -----------------------------------------



                           BIOSPHERICS(R) INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE

    ---------------------------------------------------------------------- -
         (State or other jurisdiction of incorporation or organization)

                                   52-0849320
              ---------------------------------------------------
                      (I.R.S. Employer Identification No.)

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

                                      Class
                     --------------------------------------
                         Common Stock, $0.005 par value

                      Outstanding as of September 30, 2000
                    ----------------------------------------
                                10,618,231 shares

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]


--------------------------------------------------------------------------------

                            BIOSPHERICS INCORPORATED
                                  ----------

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                PAGE NO.

Item 1.    Financial Statements (Unaudited)

           Statements of Operations for the three-month and
           nine-month periods ended September 30, 2000 and 1999...............................................     3

           Balance Sheets as of September 30, 2000, and December 31, 1999.....................................     4

           Statements of Cash Flows for the nine-month periods
           ended September 30, 2000 and 1999..................................................................     5

           Notes to Financial Statements......................................................................     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................................     7

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................................    10

Signatures ...................................................................................................    11


PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                          --------------                   -------------
                                                       2000            1999            2000           1999
                                                       -----           -----           -----          ----
REVENUE                                            $  4,418,867   $  3,473,073    $ 14,354,915   $ 10,022,347

OPERATING EXPENSE

     Direct contract and operating costs              2,709,145      2,152,762       8,573,360      7,326,659
     Selling, general and administrative expense        925,112        720,132       2,830,406      2,469,702
     Research and development expense                    84,028         93,910         192,715        307,417
     Depreciation and amortization expense              330,370        444,248       1,022,902      1,268,680
                                                        -------        -------       ---------      ---------

     Total operating expense                          4,048,655      3,411,052      12,619,383     11,372,458
                                                      ---------      ---------      ----------     ----------

INCOME (LOSS) FROM OPERATIONS                           370,212         62,021       1,735,532     (1,350,111)
                                                        -------         ------       ---------     ----------
     Interest, net                                       68,178        (44,394)        108,196       (168,081)

Income (loss) before taxes                              438,390         17,627       1,843,728     (1,518,192)
Income tax expense                                            -              -               -        300,000
                                                        -------         ------       ---------     ----------
NET INCOME (LOSS)                                  $    438,390   $     17,627    $  1,843,728   $ (1,818,192)
                                                   ============   ============    ============   ============
Net income (loss) per share, basic                 $       0.04   $          -    $       0.18   $      (0.19)
                                                   ============   ============    ============   ============
Net income (loss) per share, diluted               $       0.04   $          -    $       0.17   $      (0.19)
                                                   ============   ============    ============   ============

Weighted average shares outstanding, basic           10,615,924      9,641,691      10,441,868      9,343,159
                                                     ==========      =========      ==========      =========
Weighted average shares outstanding, diluted         10,663,648     12,186,536      10,683,442      9,343,159
                                                     ==========     ==========      ==========      =========


                 See accompanying notes to financial statements.

                                 BALANCE SHEETS

                                                                                             September 30,
                                                                                                 2000            December 31,
ASSETS                                                                                       (UNAUDITED)             1999
                                                                                             ------------            ----
Current assets

      Cash and cash equivalents                                                               $  5,938,750    $  1,437,280
      Restricted cash                                                                              500,000         500,000
      Trade accounts receivable, net of allowance for doubtful
           accounts of $130,000 and $200,000                                                     2,653,762       1,616,012
      Other receivables                                                                             39,389         149,149
      Prepaid expenses and other assets                                                            241,761         476,866
                                                                                                   -------         -------
                  Total current assets                                                           9,373,662       4,179,307

      Property and equipment, net of accumulated
         depreciation of $4,095,244 and $3,555,415                                               4,617,171       4,239,776
      Patents, net of accumulated amortization of $111,435 and $100,085                            135,550         136,526
                                                                                                   -------         -------
                  Total assets                                                                $ 14,126,383    $  8,555,609
                                                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

      Bank line of credit                                                                     $     84,486    $  1,277,853
      Accounts payable and accrued expenses                                                      1,136,292       1,095,199
      Accrued salaries and benefits                                                                760,229         682,034
      Notes payable                                                                                356,573         634,716
      Capital lease obligations                                                                     88,239         317,445
      Deferred revenue                                                                             111,161         111,161
                                                                                                   -------         -------
                  Total current liabilities                                                      2,536,980       4,118,408

Notes payable                                                                                       80,447         206,000
Capital lease obligations                                                                           72,224         332,604
Deferred rent                                                                                      150,653         116,154
Deferred revenue                                                                                 1,000,000       1,000,000
                                                                                                 ---------       ---------
                  Total liabilities                                                              3,840,304       5,773,166
                                                                                                 ---------       ---------
Commitments and contingencies

Redeemable common stock, 3,054,273 shares                                                          547,337         547,337
                                                                                                   -------         -------
Stockholders' equity

      Preferred stock, $0.01 par value, 2,000,000 shares authorized;
             none issued and outstanding                                                                 -               -
      Common stock, $.005 par value, 50,000,000 shares authorized;
             10,666,945 and 9,781,488  issued,  10,618,231 and 9,747,650  shares outstanding,  of which 48,714 and 33,838  shares are  classified as redeemable common stock at September 30, 2000, and December 31,
             1999, respectively                                                                     38,063          33,636
      Paid-in capital in excess of par value                                                    13,733,570       7,963,339
      Treasury stock, 48,714 and 33,838 shares at cost, at September 30, 2000, and
             December 31, 1999, respectively                                                      (327,976)       (219,054)
      Accumulated deficit                                                                       (3,704,915)     (5,542,815)
                                                                                                ----------      ----------
                  Total stockholders' equity                                                     9,738,742       2,235,106
                                                                                                 ---------       ---------
                  Total liabilities and stockholders' equity                                  $ 14,126,383    $  8,555,609
                                                                                              ============    ============

                 See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended September 30,
                                                                                          ------------------------------------
                                                                                                2000                1999
                                                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                              $ 1,843,728     $(1,818,192)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
       Depreciation and amortization                                                             1,022,902       1,286,599
       Treasury stock issued in payment of expense                                                  17,749          40,000
       Changes in assets and liabilities:
           Trade accounts receivable                                                            (1,037,750)       (222,340)
           Other receivables                                                                       109,760           6,696
           Prepaid expenses and other assets                                                       220,470           8,318
           Deferred income taxes                                                                         -         300,000
           Accounts payable and accrued expenses                                                   187,313        (236,820)
           Deferred rent                                                                            34,499          (4,615)
           Deferred revenue                                                                              -         (33,643)
                                                                                                 ---------        --------
Net cash provided by (used in) operating activities                                              2,398,671        (673,997)
                                                                                                 ---------        --------
CASH FLOW FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                                      (1,806,068)     (1,254,909)
       Additions to patent costs                                                                   (10,374)        (19,077)
                                                                                                ----------      ----------
Net cash used in investing activities                                                           (1,816,442)     (1,273,986)
                                                                                                ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES
       Net change on bank line of credit                                                        (1,193,367)       (397,076)
       Net change in book overdraft                                                                 52,137        (542,221)
       Proceeds from notes payable                                                                       -         198,491
       Payments on notes payable                                                                  (403,696)       (399,253)
       Payments on capital lease obligations                                                      (177,992)       (293,082)
       Proceeds from issuance of common stock                                                    5,686,326       3,013,575
       Cost of issuance of common stock                                                            (44,167)         (9,619)
                                                                                                 ---------       ---------
Net cash provided by financing activities                                                        3,919,241       1,570,815
                                                                                                 ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             4,501,470        (377,168)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   1,437,280       2,288,834
                                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 5,938,750     $ 1,911,666
                                                                                               ===========     ===========


                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.     BASIS OF PRESENTATION

     The accompanying interim financial statements of Biospherics Incorporated (the "Company") do not include all of the information and disclosures generally required for annual financial statements and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and its cash flows for the nine-month periods ended September 30, 2000 and 1999. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.     NET INCOME PER SHARE

     Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidiluted.

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

5.     TREASURY STOCK TRANSACTION

     During January 2000, the Company issued 2,500 shares of Common Stock previously held in the treasury in payment of expenses. The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to accumulated deficit in the amount of $5,075.

     During July 2000, the Company issued 590 shares of Common Stock previously held in the treasury in payment of expenses. The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to accumulated deficit in the amount of $753.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is intended to update the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and the Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, and June 30, 2000, and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-KSB and Forms 10-QSB.

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

     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. In 1999, the Company was managed along two business segments, the Information Services Division ("ISD") and the Biotechnology Division ("BioTech"). Beginning in January 2000, the ISD division was restructured into two separate divisions, the Commercial Information Services Division ("CISD") and the Government Information Services Division ("GISD"). The strategic focus of CISD is to provide prescription and over-the-counter product support and customer relationship management services to the pharmaceutical industry. The strategic focus of GISD is the reservation and tourism industry, utilizing the Company's ReserveSuite product and services, and information center services. As comparative information for the two new divisions is not available from the prior year, GISD and CISD will also be presented on a combined basis for comparison with the prior year's activity of ISD.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The Company reported net income of $438,390 ($0.04 per diluted share) on sales of $4,418,867, and net income of $1,843,728 ($0.17 per diluted share) on sales of $14,354,915 for the three months and nine months ended September 30, 2000, respectively.

INFORMATION SERVICES DIVISIONS                                                COMBINED
                                                                      THREE MONTHS ENDED SEPT. 30,
                                  COMMERCIAL       GOVERNMENT          2000             1999
                                  ----------       ----------         -----             ----
Revenue                           $1,195,434       $3,142,047       $4,337,481       $3,465,847
Operating expense                  1,072,487        2,833,229        3,905,716        3,313,773
                                  ----------       ----------       ----------       ----------
    Operating income (loss)       $  122,947       $  308,818       $  431,765       $  152,074
                                  ==========       ==========       ==========       ==========

                                                                              COMBINED
                                                                       NINE MONTHS ENDED SEPT. 30,
                                  COMMERCIAL       GOVERNMENT          2000             1999
                                  ----------       ----------         -----            ----
Revenue                         $  5,740,422     $  8,518,994     $ 14,259,416     $  9,896,394
Operating expense                  3,896,441        8,275,620       12,172,061       11,005,562
                                ------------     ------------     ------------     ------------
    Operating income (loss)     $  1,843,981     $    243,374     $  2,087,355     $ (1,109,168)
                                ============     ============     ============     ============


     The Information Services Division's revenue for the three and nine months ended September 30, 2000, increased $871,634 (25%) and $4,363,022 (44%), respectively, in relation to the same periods in 1999, resulting in operating income of $431,765 and $2,087,355 for the periods ended September 30, 2000. The increase between years is largely the result of winning several new pharmaceutical contracts coupled with the strategic growth of various government contracts. The increase in direct costs related to these projects was largely offset by decreases in indirect costs as a result of the Company's re-engineering efforts when compared to the same periods of the prior year.

     The Company's Business Development Group is targeting the commercial pharmaceutical segment, the government Information Center and Technology segments, and the ReserveSuite product and services segment, for continued growth. Currently the Company is negotiating on several contracts along these business segments, although no assurance can be given that these efforts will result in new business for the Company. Nonetheless, the efforts of the Business Development Group have put the Company in a better position as the Company approaches the fourth quarter, which is historically its weakest portion of the year due to reduced reservation/tourism business.

     CISD contracts are typically for shorter terms than GISD contracts and that can result in substantial variations in CISD revenues.

     The Company's Federal Information Center ("FIC") contract, through the General Services Administration, concluded on October 13, 2000. The FIC contract, for the nine months ended September 30, 2000, accounted for approximately $2.6 million in revenue or 18% of total revenue for the period. The Company expects the revenue loss from the FIC contract to be offset beginning near the end of the first quarter of 2001 by its recent award of a contract from Michigan Department of Natural Resources to operate its Central Reservation System. The base amount of the award is $9.5 million over three years, excluding additional options for two one-year extensions.

BIOTECHNOLOGY DIVISION               THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                   --------------------------------    ---------------------------------
                                        2000            1999                2000             1999
                                   --------------- ----------------    ---------------  ----------------

       Revenue                           $ 81,386          $ 7,226           $ 95,499         $ 125,953
       Operating expense                  142,939           97,279            447,322           366,896
                                   --------------- ----------------    ---------------  ----------------
           Operating loss               $ (61,553)       $ (90,053)        $ (351,823)       $ (240,943)
                                   =============== ================    ===============  ================


     The Biotechnology Division revenue for the three months ended September 30, 2000, saw an increase of $74,160 and a decrease of $30,454 for the three and nine months ended September 30, 2000, respectively, in comparison to those of the corresponding prior year periods. The overall reduction in revenue for the year, from those of the prior year, was as a result of the completion of the technical support services provided to MD Foods Ingredients amba of Denmark ("MDFI"). The increased revenue in the third quarter was the result of the sale of a specialty carbohydrate manufactured by the Division. The material is being used for R&D purposes of a major corporation. There is no guarantee of future sales of this material. The increased operating expense for the nine months ended September 30, 2000, resulted from the FlyCracker product launch. FlyCracker sales were approximate $9,000 for the year to date, with good customer reception indicating a significant improvement for the coming season when it is anticipated that major distributors will sign on. The decrease in R&D expense from those of the prior year is largely a result of the Division's indirect costs now being allocated between direct contract and operating costs, research and development, and selling, general and administrative costs as a result of the migration of the BioTech products into the marketplace. However, the third quarter did see an increase in R&D activity related to the non-food uses of tagatose.

     Selling, general and administrative expenses ("S,G&A") for the Company for the three and nine months ended September 30, 2000, increased $204,980 and $360,704, respectively, from those of 1999. The increase is the result of increased marketing expenditures and legal fees associated with the unsuccessful FIC protest.

     Depreciation expense decreased $113,878 and $245,778 for the three and nine months ended September 30, 2000, compared with the same periods in 1999. The decrease was due to the write-down of assets during the fourth quarter of 1999.

     Interest income exceeded interest expense for each of the three and nine months ended September 30, 2000 as a result of the $5 million private offering in the first quarter and increased profitability, in contrast to the same periods in 1999 when interest expense exceeded interest income.

     The Company has recognized no income tax expense in connection with its 2000 profits due to tax loss carryforwards of $8,143,495.

     Due to the expiration of the FIC contract and the traditional year-end slowdown in the Company's reservation/tourism business, the Company currently anticipates that it will operate at a loss during the fourth quarter of 2000, although not at the levels reported in 1999 and 1998. The magnitude of the loss will depend in large part on the success of the Company's efforts to secure additional CISD business during this period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company renewed its Loan Agreement (the "Agreement") with Bank of America (the "Bank") on June 30, 2000, which provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $84,486 at September 30, 2000, and are collateralized by the Company's accounts receivable and $500,000 from the Company's money market account. The interest rate is the Bank's prime rate plus
 .25% per annum. The total unused balance available to the Company under the line of credit was $1,415,514 at September 30, 2000. The Loan Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in compliance with the bank covenants as of September 30, 2000. The line expires on June 30, 2001, but the Company anticipates that the line will be renewed.

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

     Accounts receivable at September 30, 2000, increased by slightly more than $1 million over the year-end amount due to increased business activities in 2000.

     Cash flow for the nine months ended September 30, 2000, reflects a net cash inflow of $4.5 million consisting of $2.4 million provided by operating activities, $3.9 million provided by financing activities, less investing activities totaling $1.8 million. Cash flow from operating activities in 2000 increased $3.0 million from those of the prior year as a result of several new contracts and the Company's re-engineering efforts. Investment in property and equipment increased by $542,000, as a result of the Company's one time $1.3 million purchase of telephone equipment during the first quarter (previously held under capital and operating leases) which was offset by overall reductions in other capital improvements. This purchase was financed through the proceeds from the private offering.

     Working capital as of September 30, 2000, was $6,836,682, which represents a $6,775,783 increase from working capital of $60,899 at December 31, 1999. This increase is due to the February 2000 private offering and profitable operations during the first nine months of 2000.

     The Company considers the upgrading of its information and telecommunications systems complete and adequate for the near term. Future capital needs to start new contracts and maintain existing programs, while upgrading information and telecommunication systems, will be proportionately less. The Company is anticipating sufficient cash flow from operating activities during 2000 to cover its continuing capital needs. The Company used $1.3 million of the proceeds from the February 2000, private placement to purchase certain telephone equipment previously held under leases.

     It is also anticipated that royalties on sales of tagatose by MDFI could begin in 2002. GRAS approval has as yet not been provided, although Arla Foods, successor to the Company's licensee MD Foods, continues to advise the Company that it expects to receive such GRAS approval by year-end.

YEAR 2000 ISSUES

     To date, the Company has not encountered any significant effects of the Year 2000 issue either internally or with third parties. The Company cannot guarantee that problems will not occur in the future or have not yet been detected.

 PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BIOSPHERICS INCORPORATED
                                (REGISTRANT)

Date:    November 7, 2000       By:  /s/ Gilbert V. Levin
       --------------------    --------------------------
                                         Gilbert V. Levin
                                         Chairman of the Board, President, and
                                            Treasurer