Form 10-K
period 2000-12-31
BIOSPHERICS INC
filed 2001-03-21
CIK 12239

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended  DECEMBER 31, 2000
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                        to
                                    ---------------------    -------------------

       Commission file number  0-5576
                               ------

                           BIOSPHERICS(R) INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


               DELAWARE                                  52-0849320
--------------------------------------     -------------------------------------
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

              12051 INDIAN CREEK COURT, BELTSVILLE, MARYLAND 20705
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 301-419-3900
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
             NONE
---------------------------------      -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK ($.005 PAR VALUE PER SHARE)
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 13, 2001, the aggregate market value of the voting stock was $65,250,684, of which $47,671,707 was held by non-affiliates of the Registrant, based on the closing price of the such stock, as quoted by NASDAQ on such date.

         There were 10,735,331 shares of the Registrant's Common Stock outstanding as of February 13, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Biospherics Incorporated definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into
Part III of this Form 10-K.



                                  Page 1 of 37

================================================================================

                                     PART I

         Certain statements contained in this Form 10-K, including without limitation, statements containing the words "believes," "estimates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect any events or developments. See the Company's Form 8-K filing dated March 26, 1999, for a more detailed statement concerning forward looking statements.


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Biospherics Incorporated (the "Company" or "Registrant"), a Delaware corporation, was founded in 1967. The Company began trading as "Spherix" in January 2001 and anticipates formally changing the corporate name after obtaining shareholder approval in May 2001. The Company consists of a Biotechnology Division ("BioSpherix"), a Commercial Information Services Division ("CISD"), a Government Information Services Division ("GISD"), and an Information Technology Division ("ITD"). CISD, GISD and ITD are collectively referred to as "InfoSpherix." The Company is managed along two (2) business segments, BioSpherix and InfoSpherix.

         The principal executive offices of the Company are located at 12051 Indian Creek Court, Beltsville, Maryland 20705, and its telephone number is
(301) 419-3900. The Company's internet website addresses are HTTP://WWW.BIOSPHERICS.COM and HTTP://WWW.SPHERIXINC.COM. The Company's Common Stock trades on the NASDAQ National Market System under the symbol BINC. The Company anticipates formally changing its symbol to SPEX after obtaining shareholder approval of its name change in May 2001.

BIOSPHERIX DIVISION

         The BioSpherix Division is the Company's biotechnology research and development arm, dedicated to developing proprietary products and services with a view toward economic commercial applications. The Company has accumulated a number of patents on its products.

         TAGATOSE AS A LOW-CALORIE BULK SWEETENER. BioSpherix has patented the use of a naturally occurring sugar, tagatose, as a full-bulk, low-calorie sweetener. It is a true sugar that looks, feels, and tastes like table sugar. Tagatose is present in small amounts in a number of foods, including dairy products. The Company has been developing the product since receiving a patent for its use as a low-calorie sweetener in foods and beverages in 1988, and two patents for its production process (1991 and 1992).

         In January 1997, the Company completed a license agreement with MD Foods Ingredients amba ("MDFI") of Denmark for the exclusive worldwide rights to manufacture, market, and distribute tagatose as a food ingredient in return for a non-refundable up-front payment and a royalty schedule based upon net sales of the sugar. In return for the exclusive license, MDFI assumed responsibility for all future marketing, development and regulatory expenses, including the cost of constructing and operating production plants. MDFI has subsequently merged with Swedish dairy and food products company, Arla, to form Arla Foods ("Arla"). Arla manufactures a wide variety of dairy products, foods and food ingredients. The company ranks as one of the largest dairy products manufacturers in the world. Arla operates cheese plants producing large amounts of whey as a by-product. Whey is raw material for making tagatose. Arla has stated that their resources for tagatose have been increased by the merger.

         Total non-refundable payments of $2.5 million received from Arla included a $1 million advance against future royalties. The Company will receive running royalties once commercial sales of tagatose begin. To strengthen their cooperative efforts, the two companies established a Tagatose Advisory Committee to plan and review progress in bringing tagatose to its various world market sectors. The Committee consists of three Arla representatives and one Company representative. The Committee proposes strategies and actions for Arla management's consideration, but has no authority to enforce such recommendations. Arla has contracted with the Company for technological support in excess of $800,000 since the signing of the license agreement.

         Arla plans to enter tagatose into the U.S. sweetener market first. A panel of experts is retained by Arla to determine whether tagatose qualifies as Generally Recognized As Safe (GRAS) which, under FDA regulation, would permit its sale in the U.S. Arla has designed a commercial plant to manufacture tagatose. Construction will commence after GRAS is affirmed. The GRAS Expert Panel has been reviewing the extensive safety data submitted to it and Arla advises that it expects a favorable conclusion early in 2001. Arla reports that it has begun the approval process for tagatose in Europe and other countries. Arla also reported to the Company that the US FDA has permitted labeling of tagatose as containing 1.5 kilocalories per gram. This value, requested by Arla, will permit products containing tagatose to be termed "reduced calorie." Arla has reserved the right to request a smaller reduced calorie rating in the future.

         The Company believes that tagatose will fill a market not currently accessible to other sweetener products. That market may initially include health drinks, chocolate candy, confections, ice cream, frozen desserts, diet sodas, cereals, and frosting. Later, market applications may broaden to include baked goods, heat-processed foods, and other dairy products, and other products in which the full bulk of sugar is required. Tagatose may also be used in pre-biotics, pro-biotics, healthy foods, and dietary supplements. The Company believes that chocolate candies and health drinks are excellent introductory uses for its nonfattening sugar because each constitutes a large market and each uses sugar as a major ingredient. Manufacturers have long sought a low-calorie, full-bulk substitute for table sugar in chocolate candy; however, none has been as successful in emulating the flavor of table sugar as has tagatose. Unlike table sugar, tagatose has been shown to cause no tooth decay.

         TAGATOSE FOR ANEMIA AND HEMOPHILIA TREATMENT. Tagatose has been shown to improve blood factors indicating that tagatose may be useful as a drug or drug adjuvant in the treatment of anemia and hemophilia. The Company has received a patent for the use of tagatose against anemia and hemophilia (1999).

         TAGATOSE AS A TREATMENT FOR TYPE 2 DIABETES. The Company has patented the use of tagatose as a treatment against Type 2 diabetes (1995). Two small clinical trials at the University of Maryland School of Medicine have found tagatose effective as an adjuvant treatment of Type 2 diabetes. All subjects lost weight at physician-approved rates. Other than for initial laxation at high doses, accommodated in about two weeks, no untoward effects were found in any of the research. In addition, the studies found that doses of tagatose, in the range of 10 to 75 grams per day, produced no rise in blood glucose or insulin levels in diabetic or normal subjects. Tagatose taken before the consumption of glucose produced a blunting effect on the normally expected rise in blood glucose.

         TAGATOSE AS AN ANTI-HYPERGLYCEMIC AGENT. The Company has patented the use of tagatose as an anti-hyperglycemic agent to prevent the formation of advanced glycosylation end-products, which is one of the major causes of aging
(1994).

         TAGATOSE AS A SYNERGISER AND FLAVOUR ENHANCER. The Company's licensee of the use of tagatose in foods has filed for patent on the use of tagatose as a flavour enhancer. The use would include combining small amounts of tagatose with high-intensity sweeteners to improve the flavor of diet soft drinks. It would open the soft drink market to tagatose, not previously thought economical. The Company would be paid royalties on tagatose sold for such uses.

         TAGATOSE AS A PRE-BIOTIC FOOD COMPONENT. This patent application, filed by the Company's licensee, would protect the use of tagatose as a pre-biotic, a substance that improves the digestion of food and is beneficial to health. Pre-biotics are widely sold in Europe and Asia and are increasingly appearing in the U.S. The Company would be paid royalties on tagatose sold for such uses.

         TAGATOSE AS AN INCREASED FERTILITY AND IMPROVED FETAL DEVELOPMENT DRUG. The Company has received a Notice of Allowance from the U.S. Patent Office that it will receive a patent on the use of tagatose to increase the fertility of humans and other animals, to effect higher percentages of live fetuses, and to cause those fetuses to be heavier, still within normal bounds, than those of humans or other animals not having taken tagatose.

         JAPANESE PATENT FOR THE MANUFACTURE OF TAGATOSE. The Company obtained a Japanese patent (2000) on the method for the manufacture of tagatose it had patented in the U.S. The Company believes this protection of its method to be significant because of the large potential market for tagatose in Japan. The rights were conveyed to the Company's licensee of tagatose for food use, and, under the terms of the agreement, this protects the royalty rate for tagatose sold in Japan.

         GRAS OBTAINED FOR USE OF TAGATOSE AS SWEETENER IN DRUGS. In the year 2000, the Company achieved GRAS status for the use of tagatose as a sweetener (excipient) in drugs for non-chronic use by adults and children. The Company maintains all rights to such uses.

         GRAS OBTAINED FOR USE OF TAGATOSE IN TOOTHPASTE, MOUTHWASH AND OTHER COSMETICS. In the year 2000, the Company achieved GRAS status for the uses of tagatose in toothpaste, mouthwash, lipstick and other cosmetic products. The Company retains all rights to such uses.

         METHOD FOR EXTENDING LIFETIMES OF BIODEGRADABLE PRODUCTS. The Company has filed for patents on a method TO prevent or delay microbial degradation of a wide variety of products such as lotions, sun blocks and the like.

         The Company is discussing the possibility of licensing the non-food uses of tagatose to appropriate product companies.

         SAFE-FOR-HUMANS PESTICIDES. Sale of "FlyCracker" for use in barns, pens, food processing plants, and other enclosed spaces began in March of 2000. The active ingredient for this patented safe-for-humans pesticide is "food grade". It was developed for use against house flies, on which testing has been concentrated, but additional susceptible insects may include other types of flies, ants, mites, and related insects. Safe pesticides were invented by the Company in response to the EPA's initiative urging the development of alternatives to the "hard chemical" pesticides commonly used in agriculture and animal husbandry. These chemicals are reported to be carcinogenic or otherwise toxic to humans, and pose a risk to consumers of food products containing traces. The increasing concern over pesticide hazards in foods and the general environment indicates a market for an economical and effective product that poses no human or environmental threat. In July of 2000, the Company submitted an application to the Organic Materials Review Institute (OMRI) to list FlyCracker as "allowed" for use in organic livestock production farms. On January 12, 2001, OMRI accepted our application, clearing the way for the Company to sell FlyCracker under the "organic" label.

         In addition to plans for expanded research in the food and pharmaceutical uses of tagatose and safe pesticides, the Company plans to increase research in its patent-pending method for prolonging the lifetimes of fragrances, sun block, lotions and other cosmetic products.

         While the products under development show promise, continued progress is dependent upon many factors, including, but not limited to, the Company's having sufficient funds and resources to pursue them. The $5 million raised from the February 2000 private placement is principally dedicated to increase market penetration and sales of FlyCracker, and further the development of the products mentioned.

INFOSPHERIX BUSINESS LINE

Commercial Information Services Division

         CISD's professional staff serves the needs of commercial clients, with a focus on health, pharmaceutical, medical data, and clinical trials management services ranging from inbound and outbound telesupport for information gathering and dissemination, to health-professional operated decision support systems servicing health organizations, and advanced data warehouse and data mart services. CISD specializes in health issues and provides information services on a wide range of diseases and disabilities, disease prevention, and education. Areas of expertise include pharmaceutical drug and product lifecycle support (including product launch and recalls) and clinical research support. Programs are staffed by health professionals and other information specialists who are given extensive training and strict quality control guidelines. The Company's clients have included many of the major U.S. pharmaceutical companies, managed care organizations, clinical research organizations, and their advertising agencies. Contracts with non-governmental parties are typically obtained following private negotiations. Projects range from months to years in duration.

Government Information Services Division

         GISD's information professionals design and operate information centers providing information management and materials to the public on various socially beneficial subjects, as well as other information services, such as reservation and tourism. GISD focuses on those clients who are looking to leverage technology in the ever advancing world of information management. GISD researches, collects, organizes and disseminates information by providing customized information center services combining advanced data collection systems, expert decision support systems, and tele-support utilizing live operators, audio libraries, and advanced telecommunication technologies like Interactive Voice Response (IVR). GISD answers millions of calls annually from professionals and the public nationwide. It operates two Maryland-based information centers (Beltsville and Cumberland, MD) that efficiently manage and track high volumes of data. Coupling GISD's expert staff with its advanced technologies results in an efficient and effective system to collect and disseminate large amounts of information.

         The Company was awarded a contract from the Michigan Department of Natural Resources to operate its Central Reservation System, which commenced on August 1, 2000. The Company's Federal Information Center ("FIC") contract, through the General Services Administration, concluded on October 13, 2000. In 2000, the FIC contract accounted for approximately $2.7 million in revenue or 16% of total revenue for the period. Contracts with governmental parties are obtained after a competitive bidding process and are most often for terms ranging from two to three years, with additional option years.

         CISD and GISD accounted for 40% and 59% of the Company's total revenues in 2000, respectively. While contracts are numerous, most of CISD and GISD's revenues traditionally have been generated by a few large commercial and government contracts. See Note 1, "Concentrations," of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-K.

Information Technology Division

         ITD provides internal and external technical services including software engineering, telecommunications, network infrastructure, Internet provision, and all other services of a computer or information systems technology nature. ITD has engineered the Computer Telephony Integration ("CTI") System, ReserveSuite, HealthSuite, and InfoSuite that have been used to deliver services via CISD and GISD. Historically and strategically, services and products of ITD are utilized and/or delivered via the other operating Divisions. ITD focuses on commercial and government business of an information technology nature, providing consulting, integration, and support services, as well as product development, both internally and commissioned. ITD has provided industry award winning E-Business solutions, a core competency exploited on the majority of its endeavors.

GOVERNMENT CONTRACTS

         Government contract awards are from time to time subject to protest proceedings by competitive bidders. As of December 31, 2000, none of the Company's awards were under protest or in default. Government contracts typically have terms and conditions which, while providing annual or multi-year terms, subject them to termination upon convenience or default.

INDUSTRY SEGMENTS

         See Note 12, "Information by Business Segment," of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-K for industry segment information of the Company, which information is incorporated herein by reference.

MARKET CONCENTRATION

         During 2000, 1999, and 1998, InfoSpherix contributed 99%, 99%, and 98% of total Company revenue. The Company's business operations are usually dependent upon substantial revenue from a select group of customers. In 2000, 1999, and 1998, revenue from the following customers accounted for more than 10% of total Company revenues:

           2000                        1999                    1998
----------------------------    --------------------    --------------------
U.S. Government                 U.S. Government         U.S. Government

Pfizer                          Parke-Davis             Parke-Davis

McKesson HBOC-PPG

It is currently expected that revenue from each of the U.S. Government, the State of Michigan, and the State of Maryland will each account for more than 10% of total Company revenues in 2001.

PATENTS AND TRADEMARKS

         The Company has established a strong worldwide patent position for tagatose and an economical process for its manufacture. The Company's 1988 U.S. patent for the use of tagatose as a low-calorie sweetener/bulking agent has subsequently been obtained or filed in many countries. The Company developed a proprietary method for manufacture of tagatose that is protected by two U.S. patents, issued in 1991 and 1992, also filed in many countries. In October 1994, the Company received a patent for the discovery that tagatose is effective in reducing hyperglycemia, one of the principal causes of physical and mental aging. In September 1995, it received a patent for the use of tagatose in treating diabetes.

         In November 1992, a U.S. patent was awarded to the Company for its safe-for-humans pesticide. In December 1997, the Company received a U.S. patent on another safe-for-humans pesticide. The Company has also applied for foreign patents for these products.

         In 2000, the Company received a Notice of Allowance for the use of tagatose in improving fertility and fetal development. In 2000, a patent application was filed for a method to increase useful lifetimes of products subject to microbial degradation.

         In 1999, patent coverage was received for use of tagatose in treating anemia and hemophilia. Other patents for health uses of tagatose are pending.

         In December 2000, a Japanese patent was awarded to the Company for its process to manufacture tagatose.

         With respect to all of its inventions, the Company has received approximately 120 patents, including foreign issues. It has several patents pending and many additional invention disclosures. In addition to its strong patent position, the Company relies on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

         The amount of royalties payable to the Company from Arla under the above-described license agreement is dependent upon the existence of relevant patents, plus five years at a lesser rate.

SEASONALITY

         Revenues from reservation and tourism services are greatest in the spring and summer when vacation planning is the heaviest. Revenues from other sources tend to be more evenly spread throughout the year, although the fourth quarter is historically the low period of the year.

SALES BACKLOG

         Sales backlog at December 31, 2000 and 1999, were as follows ($000s):

                              DECEMBER 31, 2000                                   DECEMBER 31, 1999
                 ---------------------------------------------     ---------------------------------------------
                   CURRENT       NON-CURRENT        TOTAL            CURRENT       NON-CURRENT        TOTAL
                 ------------- ---------------- --------------     -------------  ---------------  -------------
GISD                $  10,428       $    8,732      $  19,160          $  4,921       $    6,743      $  11,664
CISD
                          558              191            749             2,473              495          2,968
BioSpherix
                            -            1,000          1,000                 -            1,000          1,000
                 ------------- ---------------- --------------     -------------  ---------------  -------------
                    $  10,986       $    9,923      $  20,909          $  7,394       $    8,238      $  15,632
                 ============= ================ ==============     =============  ===============  =============


It is anticipated that substantially all of the current GISD and CISD 2000 year-end backlog will be completed in 2001. New backlog is expected through constantly on-going sales efforts.

COMPETITION

         The information systems industry is subject to rapid and significant technological change. The Company is in competition with other information services companies across the Nation. Many of these competitors have substantially greater financial and technical resources than the Company. While acknowledging strong competition from other information services firms, the Company has developed a specialized niche by concentrating on high quality, personalized service combined with computerization for efficiency and cost-effectiveness. The Company has established a reputation for rapidly starting up information projects to meet its clients' critical needs, while not compromising high quality and reasonable pricing. Over the past three years, the Company has invested over $2 million in state-of-the-art CTI systems and over $2 million in the development of specialized computer software products to improve its competitive position.

         Competitors of BioSpherix are numerous and include, among others, major pharmaceutical, chemical, consumer, and biotechnology companies, specialized firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and potential products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company.

         Over the past several years, various sugar alcohols have been used in food products as bulk sweeteners. However, none has the taste of table sugar and most are more caloric than tagatose. Bulk sweeteners are used in products where the bulk of sugar is essential, such as baked goods, chocolates, and ice cream. High intensity sweeteners, such as aspartame, saccharin, and sucralose do not provide the bulk needed for these products.

RESEARCH AND DEVELOPMENT

         BioSpherix expenditures for research and development were approximately $281,000, $344,000 and $411,000 in 2000, 1999 and 1998, respectively. These expenditures were incurred primarily in the ongoing efforts to commercialize tagatose, including its development for drug uses, and to develop the Company's safe-for-humans pesticides. The efforts to support Arla were reimbursed by Arla in 1999 and 1998. Spending emphasis shifted to development and marketing of FlyCracker in 1999 and 2000.

GOVERNMENTAL REGULATION

         The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements. Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws. The Company has not incurred significant expense in complying with such laws and does not anticipate material expense, except for the FDA approval for commercialization of tagatose (which is to be borne by Arla). Commercialization of tagatose in the United States for use as food additives will require successful completion of the GRAS certification being pursued by Arla.

ENVIRONMENT

         Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on the Company's financial position, net income, capital expenditures or competitive position.

EMPLOYEES

         In 2000, the Company employed an average of 323 persons on a full or part time basis. Of this total, approximately 228 were full-time employees. The Company's employees are not currently unionized, and management believes that its relations with the Company's employees are harmonious.

GEOGRAPHIC AREAS

         InfoSpherix's business is and has been based in the United States. Accordingly, InfoSpherix revenues are entirely from U.S.-based operations.

         BioSpherix's licensee for tagatose's food use, Arla, is located in Europe. Sales of FlyCracker have occurred in the U.S., but international sales are being pursued.


ITEM 2.  DESCRIPTION OF PROPERTY

         In November 1997, the Company signed a new lease agreement effective May 1, 1998, for 51,625 square feet of office/call center/research labs/warehouse space in the same Beltsville, Maryland, facility previously occupied, under the terms of a lease that expires on February 28, 2009. This facility contains corporate administration, human resources, accounting, sales and marketing, technical services, research labs, warehousing, and call center operations for both InfoSpherix and BioSpherix segments.

         The Company currently leases approximately 16,000 square feet of space for its GISD telesupport services in Cumberland, Maryland.

         Throughout 2000, the Company operated at approximately 40% and 70% of productive capacity at the Beltsville and Cumberland facilities, respectively.


ITEM 3.  LEGAL PROCEEDINGS

         Information required by this Item 3 is included in Note 9 "Commitments and Contingencies" of the Notes to Financial Statements included herein pursuant to Part II of this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted by the Company during the fourth quarter of 2000 to a vote of security holders through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol BINC. No cash dividends have been paid. The Company's loan agreement with its bank does not expressly restrict the payment of dividends; however, no such payments are anticipated in the near future.

         As of February 13, 2001, the number of shareholders of record of the Company's common stock was approximately 5,500. The following table states the high and low sales prices of the Company's common stock for each quarter during the two year period ended December 31, 2000, as reported on the NASDAQ National Market System:

                              HIGH             LOW
                           ------------    ------------
1st Quarter 2000            $15             $5 1/4
2nd Quarter 2000            $10 11/16       $4 3/4
3rd Quarter 2000            $7 31/32        $4 7/32
4th Quarter 2000            $7 3/32         $4 3/8

1st Quarter 1999            $8              $4 13/16
2nd Quarter 1999            $7 15/16        $6
3rd Quarter 1999            $6 7/8          $4
4th Quarter 1999            $7 19/32        $4 1/16

         In late February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the "Investor"). Such offering was exempt from registration requirements under the Securities Act of 1933 pursuant to the private offering exemption. Each unit consisted of one share of Common Stock and one and one-half (1 1/2) warrants with an exercise price of $6.91 per share (the "Warrant"). The Warrant is exercisable throughout a four year period. The Company has registered the shares sold and the shares covered by the Warrant on Form S-3 (Registration No. 333-32504). Private offerings with the same Investor were also conducted in 1997 and 1999.

         During 2000, warrants for the purchase of 50,100 and 50,000 shares, at $4.00 and $6.40, respectively, of the Company's Common Stock were exercised, resulting in proceeds of $520,425. Additional warrants issued in connection with the 1997, 1999 and 2000 offerings for the purchase of 325,000, 1,085,973 and 250,000 shares at $6.40, $6.91, and $8.00, respectively, are outstanding at December 31, 2000.

         In connection with the above-described private placements, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor to sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                       2000           1999           1998           1997             1996
                                       ----           ----           ----           ----             ----
Revenue                            $17,034,694    $12,698,412    $16,013,897    $13,639,319     $13,800,385

Income (loss) from
  continuing operations            $   591,070    $(5,205,097)   $(1,980,594)   $  (141,852)    $   126,566

Loss from discontinued
  operations                       $         -    $         -    $         -    $         -     $   (57,576)

Net income (loss)                  $   591,070    $(5,205,097)   $(1,980,594)   $  (141,852)    $    68,990

Net income (loss)
  per share, diluted               $      0.06    $     (0.55)   $     (0.23)   $     (0.02)    $      0.01

Total assets                       $13,451,258    $ 8,555,609    $11,634,238    $11,259,075     $ 5,600,910

Long-term debt obligations         $   358,411    $ 1,490,765    $ 2,229,664    $ 1,517,954     $   214,546

Cash dividends declared
  per common share                 $         -    $         -    $         -    $         -     $         -



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--2000 COMPARED WITH 1999

         The Company reported net income of $591,000 ($0.06 per diluted share) on sales of $17,035,000 for the year ended December 31, 2000, compared with a net loss of $5,205,000 ($0.55 per share) on sales of $12,698,000 for the year ended December 31, 1999.

         The Company operates via two (2) principal segments, InfoSpherix and BioSpherix.

         InfoSpherix revenue for 2000 was $16,885,000, compared to $12,568,000 in 1999. The $4,317,000 (34%) increase was primarily a result of the creation of the Company's business development group which generated new commercial and government business. The following schedule summarizes the break-down of InfoSpherix revenue between government and commercial contracts (in $000s):


                                            FOR THE YEAR ENDED DECEMBER 31
                                               2000                 1999
                                         -----------------    -----------------
     Government                              $10,009               $8,974
     Commercial                                6,876                3,594
                                         -----------------    -----------------
                                             $16,885              $12,568
                                         =================    =================

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

         The Company's Federal Information Center ("FIC") contract, through the General Services Administration, concluded on October 13, 2000. In 2000, the FIC contract accounted for approximately $2.7 million in revenue or 16% of total revenue for the period. The Company expects the revenue loss from the FIC contract to be offset beginning near the end of the first quarter of 2001 by its recent award of a contract from the Michigan Department of Natural Resources to operate its Central Reservation System. The base amount of the award is $9.5 million over three years, excluding additional options for two one-year extensions.

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

         The ITD was awarded three IDIQ technical services contracts in 2000. The Company will begin marketing on these contracts in 2001.

         Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues. For example, in the first quarter of 2000, the Company obtained and substantially performed a pharmaceutical contract which accounted for approximately 15% of the Company's revenue in 2000.

         BioSpherix revenue for 2000 was $150,000, compared to revenue of $130,000 in 1999. The $20,000 (15%) increase in revenue was as a result of the sale of a specialty carbohydrate manufactured by the Division net of the effect of reduced R&D funding from Arla as a result of the completion of the technical support services provided to Arla.

         Selling, general and administrative expenses ("S,G&A") for 2000 was $3,940,000, compared to $3,674,000 in 1999. The increase of $266,000 (7%) was the result of increased marketing expenditures.

         Depreciation and amortization expense for 2000 was $1,315,000, compared to $1,741,000 in 1999. The decrease of $426,000 (24%) was the result of $2 million in assets that the Company wrote-down in 1999.

         Interest, net in 2000 amounted to $180,000 of income, compared to a net expense of $211,000 in 1999. The $391,000 increase was the result of increased interest revenue earned on funds received in connection with the private placement and decreased borrowing on the bank line of credit and the related decrease in the rate of interest charged by the bank.

         The Company recognized no income tax expense in connection with its 2000 profits due to its tax loss carryforwards.

         The Company's sales backlog as of December 31, 2000, was $20,909,000 compared to $15,632,000 as of December 31, 1999. The increase in backlog between years is a result of the addition of new Government contracts.


RESULTS OF OPERATIONS--1999 COMPARED WITH 1998

         The Company reported a net loss of $5,205,000 ($0.55 per share) on sales of $12,698,000 for the year ended December 31, 1999, compared with a net loss of $1,981,000 ($0.23 per share) on sales of $16,014,000 for the year ended December 31, 1998. Results for 1999 include a $4.3 million operating loss from InfoSpherix and $369,000 in unrecovered costs associated with BioSpherix. Included in InfoSpherix's loss for 1999 is a $2 million write-down of impaired assets taken in the fourth quarter of 1999.

         InfoSpherix revenue for 1999 was $12,568,000, compared to $15,766,000 in 1998. The $3,198,000 (20%) decrease between years was primarily the result of completion of several long-term government contracts. The prior year also included larger than normal revenue from the initial launch of two commercial contracts. The following schedule summarizes the break-down of InfoSpherix revenue between government and commercial contracts (in $000s):

                                            FOR THE YEAR ENDED DECEMBER 31
                                               1999                 1998
                                         -----------------    -----------------
     Government                               $8,974              $11,094
     Commercial                                3,594                4,672
                                         -----------------    -----------------
                                             $12,568              $15,766
                                         =================    =================

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

         BioSpherix revenue for 1999 was $130,000, compared to $248,000 in 1998. The $118,000 (48%) decrease was the result of the completion of the technical support services provided to Arla.

         Selling, general and administrative expenses ("S,G&A") for 1999 was $3,674,000, compared to $3,799,000 in 1998. The $125,000 (3%) decrease was the result of staff reductions.

         Depreciation and amortization expense for 1999 was $1,741,000, compared to $1,311,000 in 1998. The $430,000 (33%) increase was the result of the Company's investments in information systems and software development.

         During the fourth quarter of 1999, the Company wrote-down approximately $2 million of capitalized software and computer technology. The write-down included $648,000 for InfoSuite, $633,000 for HealthSuite, and $731,000 for ReserveSuite/CTI. The write-downs were a result of changes made to the Company's marketing plan in the fourth quarter of 1999, and approved by the Board of Directors in February 2000. Despite efforts to market these products throughout 1999, management acknowledges the lack of sufficient historical and forecasted sales. The absence of dependable sales leads related to these assets and the progressive shifting of the Company's marketing efforts towards the pharmaceutical business and BioSpherix products, cause uncertainty that sufficient future cashflows will be obtained to justify the value of these assets on the books. These assets have therefore been revalued in the fourth quarter under the guidelines of FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the Company's expectation of future discounted net cash flows from these assets, these assets have been written-down to their expected realizable value of $1.6 million.

         Interest (net) for 1999 was a net loss of $211,000, compared to a net loss of $137,000 in 1998. The $74,000 (54%) increase was the result of increased interest expense connected with increased borrowing on the bank line of credit and the related increase in the rate of interest charged by the bank.

         Based on the Company's losses and its accumulated deficit, the Company provided a full valuation allowance against the net deferred tax asset. During the second quarter of 1999, the Company increased the allowance in the amount of $300,000 to fully value the remaining net deferred tax asset recorded at December 31, 1998, resulting in an income tax expense for the year of $300,000.

         The Company's sales backlog as of December 31, 1999, was $15,632,000 compared to $25,828,000 as of December 31, 1998. The decrease in backlog between years was the result of the expiration of contracts and the decrease in sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company renewed its Loan Agreement (the "Agreement") with Bank of America (the "Bank") on June 30, 2000, which provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $386,274 at December 31, 2000, and are collateralized by the Company's eligible accounts receivable and $500,000 from the Company's money market account. The interest rate under the new agreement is the Bank's prime rate plus 0.25% per annum. The total amount available to the Company was $1,113,726 under the Agreement at December 31, 2000. The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in compliance with the bank covenants as of December 31, 2000. The line expires on June 30, 2001, but the Company anticipates that the line will be renewed in 2001. However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2001.

         Cash flow for the year ended December 31, 2000, reflects a net cash inflow of $4.1 million consisting of $1.7 million provided by operating activities, $1.9 million used in investing activities, and $4.3 million provided by financing activities. Cash flow from operating activities in 2000 increased $2.8 million from those of the prior year as a result of increased revenues from InfoSpherix programs. Investment in property and equipment increased by $0.5 million, as $1.3 million was used in 2000 to buy out the Company's telephone equipment leases. These investments were financed through the proceeds from operations and the issuance of common stock via the private placement.

         Working capital as of December 31, 2000, was $6,358,000, which represents a $6,297,000 increase from working capital of $61,000 at December 31, 1999. The increase in working capital is principally due to the 2000 private placement and the profitable operations conducted by the Company in 2000.

         The Company considers the upgrading of its information and telecommunications systems complete and adequate for the near term. Future capital needs to start new contracts and maintain existing programs, while upgrading its information and telecommunication systems, will be proportionately less. The Company is anticipating sufficient cash flow from operating activities during 2001 to cover its continuing capital needs. No dividends were paid in 2000 and none are anticipated in 2001.

IMPACT OF THE YEAR 2000

         To date, the Company has not encountered any significant effects of the Year 2000 issue either internally or with third parties. The Company cannot guarantee that problems will not occur in the future or have not yet been detected.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

         At year-end 2000, the Company had approximately $233,000 of fixed-rate indebtedness and approximately $386,000 of variable-rate indebtedness. The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

         Cash available for investment is typically invested in short term funds, which generally mature in 30 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company's practice to hold these investments to maturity.

         Assuming year-end 2000 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $55,000.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements. The Company adopted SAB 101 as of January 1, 2000. The adoption did not have a material effect on the financial results, as the Company's revenue recognition policies were already consistent with SAB 101.

ITEM 8.  FINANCIAL STATEMENTS

         Financial statements and supplementary data required by this Item 8 follow.

INDEX TO FINANCIAL STATEMENTS                                                                                     PAGE
Reports of Independent Accountants.................................................................................15
Statements of Operations for the years ended December 31, 2000, 1999 and 1998......................................17
Balance Sheets as of December 31, 2000 and 1999....................................................................18
Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.................19
Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998......................................20
Notes to Financial Statements......................................................................................21

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS
BIOSPHERICS INCORPORATED


We have audited the accompanying balance sheet of Biospherics Incorporated (the "Company") as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Biospherics Incorporated at December 31, 2000, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States.

/s/  Grant Thornton LLP


Vienna, Virginia
February 13, 2001

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
BIOSPHERICS INCORPORATED


In our opinion, the accompanying balance sheet and related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Biospherics Incorporated at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/  PricewaterhouseCoopers LLP


Baltimore, Maryland
February 29, 2000

                            BIOSPHERICS INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                    2000                1999                 1998
                                                              ------------------  ------------------   ------------------
REVENUE                                                           $  17,034,694       $  12,698,412        $  16,013,897

OPERATING EXPENSE
     Direct contract and operating costs                             11,087,899           9,621,882           12,457,277
     Selling, general and administrative expense                      3,939,702           3,673,635            3,799,150
     Research and development expense                                   281,084             343,880              410,827
     Depreciation and amortization expense                            1,314,962           1,740,511            1,310,849
     Write-down of impaired assets                                            -           2,012,225                    -
                                                              ------------------  ------------------   ------------------
     Total operating expense                                         16,623,647          17,392,133           17,978,103
                                                              ------------------  ------------------   ------------------
INCOME (LOSS) FROM OPERATIONS                                           411,047         (4,693,721)          (1,964,206)

     Interest, net                                                      180,023           (211,376)            (137,233)
                                                              ------------------  ------------------   ------------------
Income (loss) before taxes                                              591,070         (4,905,097)          (2,101,439)
Income tax expense (benefit)                                                  -             300,000            (120,845)
                                                              ------------------  ------------------   ------------------
NET INCOME (LOSS)                                                  $    591,070      $  (5,205,097)       $  (1,980,594)
                                                              ------------------  ------------------   ------------------
Net income (loss) per share, basic                                  $      0.06        $     (0.55)         $     (0.23)
                                                              ------------------  ------------------   ------------------
Net income (loss) per share, diluted                                $      0.06        $     (0.55)         $     (0.23)
                                                              ------------------  ------------------   ------------------
Weighted average shares outstanding, basic                           10,499,628           9,433,295            8,790,050
                                                              ------------------  ------------------   ------------------
Weighted average shares outstanding, diluted                         10,559,794           9,433,295            8,790,050
                                                              ------------------  ------------------   ------------------


                 See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                                 2000              1999
                                                                           ---------------   ---------------
ASSETS
Current assets
      Cash and cash equivalents                                               $ 5,549,866       $ 1,437,280
      Restricted cash                                                             500,000           500,000
      Trade accounts receivable, net of allowance for
           doubtful accounts of $75,000 and $200,000                            2,121,747         1,616,012
      Other receivables                                                           220,855           149,149
      Prepaid expenses and other assets                                           450,982           476,866
                                                                           ---------------   ---------------
                Total current assets                                            8,843,450         4,179,307

      Property and equipment, net of accumulated depreciation
           of $3,647,404 and $3,555,415                                         4,457,841         4,239,776
      Patents, net of accumulated amortization of $115,643 and $100,085           149,967           136,526
                                                                           ---------------   ---------------
                Total assets                                                  $13,451,258       $ 8,555,609
                                                                           ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Bank line of credit                                                      $  386,274       $ 1,277,853
      Accounts payable and accrued expenses                                       742,830         1,095,199
      Accrued salaries and benefits                                               974,844           682,034
      Notes payable                                                               200,177           634,716
      Capital lease obligations                                                    70,570           317,445
      Deferred revenue                                                            111,161           111,161
                                                                           ---------------   ---------------
                Total current liabilities                                       2,485,856         4,118,408

Notes payable                                                                      33,082           206,000
Capital lease obligations                                                          54,582           332,604
Deferred rent                                                                     161,483           116,154
Deferred compensation                                                             136,308                 -
Deferred revenue                                                                1,000,000         1,000,000
                                                                           ---------------   ---------------
                Total liabilities                                               3,871,311         5,773,166
                                                                           ---------------   ---------------

Commitments and contingencies

Redeemable common stock, 3,076,307 and 3,054,273 shares
      at December 31, 2000 and 1999, respectively                                 679,208           547,337
                                                                           ---------------   ---------------

Stockholders' equity
      Preferred stock, $0.01 par value, 2,000,000 shares authorized;
                none issued and outstanding                                             -                 -
      Common stock, $0.005 par value, 50,000,000 and 18,000,000
                shares authorized; 10,784,045 and 9,781,488 issued,
                10,735,331 and 9,747,656 outstanding, of which
                3,076,307 and 3,054,273 shares are classified as
                redeemable common stock at December 31, 2000 and
                1999, respectively                                                 38,539            33,636
      Paid-in capital in excess of par value                                   14,147,749         7,963,339
      Treasury stock, 48,714 and 33,838 shares, at cost at
                December 31, 2000 and 1999, respectively                        (327,976)         (219,054)
      Accumulated deficit                                                     (4,957,573)       (5,542,815)
                                                                           ---------------   ---------------
                Total stockholders' equity                                      8,900,739         2,235,106
                                                                           ---------------   ---------------
                Total liabilities and stockholders' equity                    $13,451,258       $ 8,555,609
                                                                           ===============   ===============

                 See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                                                          RETAINED
                                                    COMMON STOCK         PAID-IN       TREASURY STOCK     EARNINGS
                                               ----------------------   CAPITAL IN   ----------------- (ACCUMULATED STOCKHOLDERS'
                                                 SHARES     AMOUNT    EXCESS OF PAR SHARES    AMOUNT      DEFICIT)     EQUITY
                                               ---------- ----------- ------------- -------  ---------  ----------- ------------
Balance, December 31, 1997                      8,829,190     $28,078   $4,403,204  40,606   $(267,369)  $1,649,166   $5,813,079
   Issuance of common stock
     Exercise of employee stock options            12,000          60       40,690       -           -            -       40,750
     Exercise of stock warrants                   132,501         663      529,341       -           -            -      530,004
     Cost of stock issuance                             -           -      (60,491)      -           -            -      (60,491)
   Net loss                                             -           -            -       -           -   (1,980,594)  (1,980,594)
                                               ----------- ----------- ------------ ------- ----------- ------------ ------------
Balance, December 31, 1998                      8,973,691      28,801    4,912,744  40,606    (267,369)    (331,428)   4,342,748
   Issuance of common stock
     Exercise of employee stock options           130,298         652      396,677       -           -            -      397,329
     Exercise of stock warrants                   677,499       3,387    2,894,109       -           -            -    2,897,496
     Cost of stock issuance                             -           -      (17,768)      -           -            -      (17,768)
   Issuance of treasury stock in payment
        of expenses                                     -           -            -  (6,768)     48,315       (6,290)      42,025
   Net reclassification for redeemable
        common stock                                    -         796     (222,423)      -           -            -     (221,627)
   Net loss                                             -           -            -       -           -   (5,205,097)  (5,205,097)
                                               ----------- ----------- ------------ ------- ----------- ------------ ------------
Balance, December 31, 1999                      9,781,488      33,636    7,963,339  33,838    (219,054)  (5,542,815)   2,235,106

   Issuance of common stock
     Sale of common stock in private
       placement                                  723,982       3,620    4,996,380       -           -            -    5,000,000
     Exercise of employee stock options           178,475         892      844,033       -           -            -      844,925
     Exercise of stock warrants                   100,100         501      519,925       -           -            -      520,426
     Cost of stock issuance                             -           -      (44,167)      -           -            -      (44,167)
   Acquisition of treasury stock in
        connection with option exercises                -           -            -  17,966    (132,499)           -     (132,499)
   Issuance of treasury stock in payment
        of expense                                      -           -            -  (3,090)     23,577       (5,828)      17,749
   Net reclassification for redeemable
        common stock                                    -        (110)    (131,761)      -           -            -     (131,871)
   Net income                                           -           -            -       -           -      591,070      591,070
                                               ----------- ----------- ------------ ------- ----------- ------------ ------------
Balance, December 31, 2000                     10,784,045     $38,539  $14,147,749  48,714   $(327,976) $(4,957,573)  $8,900,739
                                               ----------- ----------- ------------ ------- ----------- ------------ ------------


                 See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                       2000            1999             1998
                                                                  ---------------  --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $  591,070    $ (5,205,097)     $(1,980,594)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                     1,314,961       1,740,511        1,310,849
       Provision for uncollectible accounts receivable                  (125,000)         55,000           60,000
     Loss on disposal or write-down of assets                             25,484       2,037,341           99,209
     Treasury stock issued in payment of expenses                         17,749          42,025                -
     Changes in assets and liabilities:
       Trade accounts receivable                                        (380,735)        (28,192)        (266,473)
       Other receivables                                                 (71,706)         61,039          (99,875)
       Prepaid expenses and other assets                                  11,249          81,204         (131,541)
       Deferred income taxes                                                   -         300,000          175,526
       Accounts payable and accrued expenses                             132,535        (165,997)         (34,549)
       Income taxes payable                                                    -               -         (215,226)
       Deferred rent                                                      45,329           9,231          (10,336)
       Deferred compensation                                             136,308               -          (18,869)
       Deferred revenue                                                        -         (33,643)         (30,471)
                                                                  ---------------  --------------  ---------------

Net cash provided by (used in) operating activities                    1,697,244      (1,106,578)      (1,142,350)
                                                                  ---------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (1,887,828)     (1,432,487)      (3,867,313)
   Restricted cash, security deposit                                           -               -           27,408
   Deposit                                                                     -               -          (70,000)
   Additions to patent costs                                             (28,999)        (22,360)          (4,810)
                                                                  ---------------  --------------  ---------------
Net cash used in investing activities                                 (1,916,827)     (1,454,847)      (3,914,715)
                                                                  ---------------  --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change on bank line of credit                                    (891,579)        129,848        1,138,006
   Restricted cash under bank line of credit                                   -        (500,000)               -
   Net change in book overdraft                                         (144,177)       (458,134)         552,407
   Proceeds from notes payable                                                 -         198,491          678,922
   Payments on notes payable                                            (607,457)       (543,849)        (475,168)
   Payments on capital lease obligations                                (213,303)       (393,541)        (287,304)
   Proceeds from issuance of common stock                              6,232,852       3,286,675          570,754
   Cost of issuance of common stock                                      (44,167)         (9,619)         (60,491)
                                                                  ---------------  --------------  ---------------
Net cash provided by financing activities                              4,332,169       1,709,871        2,117,126
                                                                  ---------------  --------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   4,112,586        (851,554)      (2,939,939)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,437,280       2,288,834        5,228,773
                                                                  ---------------  --------------  ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 5,549,866     $ 1,437,280      $ 2,288,834
                                                                  ===============  ==============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes refunded                                             $   151,312     $    16,943      $    62,674
   Interest paid                                                     $   143,903     $   290,284      $   336,345
   Property and equipment financed by capital leases                 $         -     $         -      $   795,260
   Property and equipment financed by accounts payable               $    72,245     $   120,162      $    55,181


                 See accompanying notes to financial statements.

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Biospherics Incorporated was founded in 1967, is incorporated in Delaware, and maintains two facilities in Maryland. The Company consists of a Biotechnology Division ("BioSpherix"), a Commercial Information Services Division ("CISD"), a Government Information Services Division ("GISD"), and an Information Technology Division ("ITD"). CISD, GISD and ITD are collectively referred to as "InfoSpherix." BioSpherix is dedicated to research, development, and productization of proprietary products. CISD and GISD operate information center services providing consulting, information management, and materials management to the public as well as reservation and tourism solutions. ITD provides software engineering, telecommunications, network infrastructure, internet provision, and other computer system services via CISD and GISD.

         CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2000, the Company had approximately $6,115,392 in deposits with a maturity of three months or less in one bank, which exceeds FDIC insured limits. The Company has not experienced any losses on its investments.

         CONCENTRATIONS

         At December 31, 2000, three major contracts constitute 44% of the trade accounts receivable, the components of which are 17%, 15%, and 12%. No other single contract was greater than 10% of total trade accounts receivable. Receivables from Federal and state agencies represented 40% of the total trade accounts receivable. The Company's Federal Information Center ("FIC") contract, through the General Services Administration, concluded on October 13, 2000. The FIC contract in 2000, accounted for approximately $2.7 million in revenue or 16% of total revenue for the period.

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

                    Office furniture and equipment     3 to 10 years
                    Computer hardware and software      3 to 5 years

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

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to operations as incurred.

         PATENT COSTS

         Legal costs incurred in connection with patent applications and costs of acquiring patents are capitalized when incurred. When patents are granted, costs are amortized over a term representing the lesser of the life of the patent or the projected sales period of the product or process.

         LONG-LIVED ASSETS

         The Company assesses the potential impairment of long-lived assets, when events or circumstances indicate that the carrying amount of an asset may not be recoverable. In 2000, the Company recorded a loss in connection with the disposal of obsolete assets of $25,485. The Company recorded an impairment loss on software technologies of $2,012,225 in 1999 and a loss in connection with the disposal of obsolete assets of $25,116 in association with computer hardware and software technologies (see Note 4). The Company uses an estimate of its future undiscounted cash flows to evaluate whether the long-lived assets are recoverable. The amount of impairment, if any, is measured based on projected discounted cash flows.

         REVENUE RECOGNITION

         Revenue is recognized using the following methods depending upon the terms of the contracts: time and materials, fixed price, or cost-plus-fixed-fee. Revenue under time and materials contracts is recognized at contractually agreed upon rates based upon direct labor hours expended and other direct costs incurred. Revenue for fixed-price contracts is recognized using the percentage-of-completion and unit-of-delivery methods. Revenue for cost-plus-fixed-fee contracts is recognized based on the allowable total costs incurred plus a pro rata share of the fee. Losses, if any, on contracts are recorded during the period when first determined.

       LICENSE FEES AND ADVANCE ROYALTIES

         License fees and royalties are recognized as revenue over the fixed term of the contract. Non-refundable fees are recognized when they are earned in accordance with the applicable contractual terms. Payments received that are related to future performance are deferred and recorded as revenue as they are earned over contractually specified future performance periods. See Note 9. Pursuant to the contractual terms, the advance will be recovered and therefore recognized as revenue at the rate of 50% of such future royalties. As commercialization of the products subject to the royalties is not expected until the year 2002, the deferred revenue has been classified as noncurrent.

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

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

         ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Accordingly, because the exercise price of options granted has been at market price, no compensation cost has been recognized. The Company elected the "disclosure only" presentation of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

         NET INCOME PER SHARE

         Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents, which includes outstanding options and warrants. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.

                                                                  2000               1999                1998
                                                            ---------------    ---------------     ----------------
 Weighted average shares outstanding, basic                   10,499,628          9,433,295           8,790,050
 Weighted average dilutive common stock equivalents               60,166                  -                   -
                                                            ---------------    ---------------     ----------------
 Weighted average shares outstanding, diluted                 10,559,794          9,433,295           8,790,050
                                                            ===============    ===============     ================

2.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

 Balance, December 31, 1997                           $85,000
     Valuation adjustment                              60,000
                                                ----------------
 Balance, December 31, 1998                           145,000
     Write-off of uncollectible accounts            (151,000)
     Valuation adjustment                             206,000
                                                ----------------
 Balance, December 31, 1999                           200,000
     Write-off of uncollectible accounts            (156,000)
     Valuation adjustment                              31,000
                                                ----------------
 Balance, December 31, 2000                           $75,000
                                                ================

3.       PROPERTY AND EQUIPMENT

         The components of property and equipment as of December 31, 2000, at cost are:

                                                           2000               1999
                                                      ---------------    ----------------
Computer software                                        $2,363,919          $2,434,762
Computer hardware                                         4,555,263           3,067,993
Office furniture and equipment                              388,532             624,991
Leasehold improvements                                      302,313             339,892
Capital leases                                              495,218           1,327,553
                                                      ---------------    ----------------
Total cost                                               $8,105,245          $7,795,191
Accumulated depreciation and amortization                (3,647,404)         (3,555,415)
                                                      ---------------    ----------------
Property and equipment, net                              $4,457,841          $4,239,776
                                                      ===============    ================

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

4.       WRITE-DOWN OF IMPAIRED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company uses an estimate of the future discounted net cash flows of the related asset or asset grouping over the estimated remaining life in measuring whether the assets are recoverable. During the fourth quarter of 1999, the Company wrote-down approximately $2 million of capitalized software and computer technology. The write-down included $648,000 for InfoSuite, $633,000 for HealthSuite, and $731,000 for ReserveSuite/CTI. InfoSuite is a database and search-engine product, client-server based in Oracle and Web-enabled, used to handle large volumes of data, categorize and cross-reference data, perform expert searches, present results of data searches, and other various related functions. HealthSuite is an advanced database management product for clinical management, clinical demographics, demand management, disease management, algorithmic expert system functions, and other related capabilities. ReserveSuite is a comprehensive system for reserving elements of an inventory, reporting and full management capability, client server based in Oracle as well as Web-enabled. Computer Telephony Integration ("CTI") is a technology that enables the integration of telephone systems and complex computer systems. The write-downs were a result of changes made to the Company's marketing plan in the fourth quarter of 1999, and approved by the Board of Directors in February 2000. Despite efforts to market these products throughout 1999, management acknowledged the lack of sufficient historical and forecasted sales. The absence of dependable sales leads related to these assets and the progressive shifting of the Company's marketing efforts towards the pharmaceutical business and BioSpherix products in 1999, caused uncertainty that sufficient future cashflows would be obtained to justify the value of these assets on the books. These assets were therefore revalued in the fourth quarter of 1999 under the guidelines of FAS 121. Based on the Company's expectation of future discounted net cash flows from these assets, these assets were written-down to their expected realizable value of $1.6 million. There were no additional write-downs in 2000.

5.       DEBT

         LINE OF CREDIT

         The Company renewed its Loan Agreement (the "Agreement") with Bank of America (the "Bank") on June 30, 2000, which provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement. Outstanding borrowings under the Agreement aggregated $386,274 and $1,277,853 at December 31, 2000 and 1999, respectively, and are collateralized by the Company's eligible accounts receivable and $500,000 from the Company's money market account. The interest rate under the new agreement is the Bank's prime rate plus 0.25% per annum. The total amount available to the Company was $1,113,726 and $171,881 under the Agreement at December 31, 2000 and 1999, respectively. The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios. The Company was in compliance with the bank covenants as of December 31, 2000. The line expires on June 30, 2001, but the Company anticipates that the line will be renewed in 2001. However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2001.

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

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------


                                                         BALANCE          PRINCIPAL PAYMENTS
                        ORIGINAL    INTEREST RATE         AS OF       -------------------------
    DATE OF NOTE         AMOUNT       PER ANNUM         12/31/00         2001         2002
--------------------- ------------ ---------------   ---------------  ------------ ------------
December 3, 1997        $ 302,415       8.59%                 8,400         8,400            -
March 11, 1998          $ 120,240       8.33%                13,360        13,360            -
April 29, 1998          $ 460,572       8.44%                76,762        76,762            -
October 20, 1998        $  98,110       6.66%                29,978        29,978            -
July 1, 1999            $ 198,491       8.75%               104,759        71,677       33,082
                                                     ---------------  ------------ ------------
                                                         $  233,259     $ 200,177     $ 33,082
                                                     ===============  ============ ============


         OTHER

         Included in accounts payable is $248,623 and $392,799 related to a book overdraft at December 31, 2000 and 1999, respectively.

6.       PRIVATE PLACEMENTS

         In late February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the "Investor"). Each unit consisted of one share of Common Stock and one and one-half (1 1/2) warrants with an exercise price of $6.91 per share (the "Warrant"). The Warrant is exercisable throughout a four year period. The Company has registered the shares sold and the shares covered by the Warrant on Form S-3 (Registration No. 333-32504). Private offerings with the same Investor were also conducted in 1997 and 1999.

         During 2000, warrants for the purchase of 50,100 and 50,000 shares, at $4.00 and $6.40, respectively, of the Company's Common Stock were exercised, resulting in proceeds of $520,425. Warrants for the purchase of 325,000, 1,085,973 and 250,000 shares at $6.40, $6.91, and $8.00, respectively, are outstanding at December 31, 2000.

         In connection with the above-described private placements, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor to sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

7.       TREASURY STOCK TRANSACTION

         During 2000, the Company issued 3,090 shares of Common Stock previously held in the treasury in payment of expenses. The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $5,828. During 2000, the Company also accepted 17,966 shares of Common Stock as part of a stock option exercise. These shares were recorded as an addition to treasury stock.

         During 1999, the Company issued 6,768 shares of Common Stock previously held in the treasury in payment of expenses. The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $6,290.

8.       INCOME TAXES

         The benefit for income taxes in 2000, 1999 and 1998 consists of:

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------


                                                                   YEAR ENDED DECEMBER 31,
                                                          2000              1999               1998
                                                       ----------       ------------      -------------
Current
     Federal                                            $      -         $        -        $   (53,297)
     State                                                     -                  -            (11,598)
                                                       ----------       ------------      -------------
Total current benefit                                          -                  -            (64,895)
                                                       ----------       ------------      -------------
Deferred
     Federal                                                   -            245,624            (45,809)
     State                                                     -             54,376            (10,141)
                                                       ----------       ------------      -------------
Total deferred provision (benefit)                             -            300,000            (55,950)
                                                       ----------       ------------      -------------
Total income tax provision (benefit)                    $      -         $  300,000        $  (120,845)
                                                       ----------       ------------      -------------

         The tax effect of significant temporary differences representing deferred tax assets as of December 31, 2000 and 1999, is as follows:

                                                             2000                                    1999
                                                 -----------------------------          -----------------------------
                                                  CURRENT         NON-CURRENT            CURRENT         NON-CURRENT
                                                 ----------      -------------          ---------       -------------
Property and equipment                            $      -         $  (536,042)         $       -        $    (58,673)
Deferred rent                                       35,331                   -             14,260                   -
Accrued vacation                                    29,940                   -             45,278                   -
Allowance for doubtful accounts                     28,965                   -             77,240                   -
Deferred revenue                                         -             386,200                  -             386,200
Net operating loss carryforward                          -           2,870,162                  -           2,478,885
Accrued bonus                                      144,645                   -                  -                   -
Other                                               47,604                   -             (1,005)                  -
                                                 ----------      -------------          ---------       -------------
                                                   286,485           2,720,320            135,773           2,806,412
Valuation allowance                               (286,485)         (2,720,320)          (135,773)         (2,806,412)
                                                 ----------      -------------          ---------       -------------
Deferred tax asset                               $       -         $         -           $      -         $         -
                                                 ----------      -------------          ---------       -------------

         Approximately $700,000 in U.S. net operating loss were utilized during 2000 to offset taxable income. The Company has $7.4 million in net operating loss carryforwards which will be available to offset regular taxable U.S. income during the carryforward period, which will begin to expire in 2018. Based on the Company's losses in recent years and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset. During fiscal year 2000, the Company increased the allowance in the amount of $64,200 to fully value the net deferred tax asset at December 31, 2000. At December 31, 2000, approximately $340,000 of the valuation allowance, related to benefits from stock compensation, will be credited to paid in capital when recognized in future periods.

         Reconciliation between actual tax expense and tax computed at the statutory Federal rate of 34 percent for 2000, 1999, and 1998 are as follows:

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

                                                              2000               1999                1998
                                                         ----------------   ----------------    ----------------
U.S. Federal income tax rate at 34%                           $  200,964      $  (1,667,747)       $   (714,489)
State taxes, net of federal tax benefit                           27,307           (225,862)           (192,691)
Increase in valuation allowance                                   64,620          2,188,049             758,120
Expenses not deductible for tax purposes                           6,353              5,560               5,431
Valuation allowance related to stock compensation               (299,244)                 -                   -
Adjustment for prior year taxes                                        -                  -              22,784
                                                         ----------------   ----------------    ----------------
Income tax provision (benefit)                                 $       -      $     300,000        $   (120,845)
                                                         ================   ================    ================

9.       COMMITMENTS AND CONTINGENCIES

         GOVERNMENT CONTRACTS

         The principal portion of the Company's revenue has been generated traditionally by InfoSpherix. Several of the Company's contracts that provide these revenues (principally contracts with the U.S. Government) are from time to time subject to protest proceedings. These contracts are awarded pursuant to a competitive bidding process. As of December 31, 2000, none of the Company's contracts were under protest.

         LEASES

         The Company has various commitments under capital and operating leases through 2009 relating to computer hardware and software, office equipment, its call center facility in Cumberland, Maryland, and its call center and administrative offices in Beltsville, Maryland.

         Future minimum rentals as of December 31, 2000, under noncancellable leases are as follows:

                                            CAPITAL       OPERATING
YEAR ENDING DECEMBER 31,                     LEASES         LEASES
---------------------------------------  -------------  --------------
2001                                        $ 95,554        $  525,255
2002                                          54,950           517,695
2003                                          16,898           530,638
2004                                           1,102           546,124
2005                                               -           562,507
Thereafter                                         -         1,893,758
                                         ------------   ---------------
                                             168,504       $ 4,575,977
                                                        ===============
Less:  executory costs                        30,053
Less:  amount representing interest           13,299
                                         ------------
Capital lease obligations                    125,152
Less current portion                          70,570
                                         ------------
Long-term obligations                       $ 54,582
                                         ============


         These future minimum rentals do not include consumer price index (CPI) adjustments to which some of the leases are subject. The Company incurred rental expenses of $707,000 in 2000, $887,000 in 1999 and $1,253,000 in 1998 under operating leases.

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

         The Company recorded rental income of $155,000 in 1998, under sublease agreements, which is offset against rent expense in the accompanying financial statements. No rental income was recorded in 2000 or 1999.

         RELATED PARTY TRANSACTIONS

         Stock Redemption Agreements

         In August 1978, the Company, with stockholders' approval, entered into agreements, which were restated on January 15, 1996, with two officer-stockholders (the "Principal Stockholders") who beneficially own over 29% of the outstanding common stock at December 31, 2000. Under the agreement, upon their deaths, the Company may be required to redeem from their estates the number of shares of the Company's stock necessary to pay estate taxes and administrative expenses of the estate, if any, up to $5,000,000. Shares would be redeemed at the then-current market price. Redeemable common stock, as of December 31, 2000 and 1999, consisted of 3,076,307 and 3,054,273 shares with a par value of $0.005 per share, respectively. The Company is the beneficiary of an insurance policy on the lives of these individuals, which the Company maintains to provide benefits of $5,000,000 for this agreement.

         EMPLOYEE CONTRACT

         The Company has entered into an employment agreement with its Founder, Chair, CEO, and Treasurer, who is a Principal Stockholder, that provides for certain benefits should he be terminated within the terms of the agreement for other than specific reasons. Benefits to be provided under this agreement include continued life, disability, accident and health insurance and severance payments equal to his annual base compensation through the term of the agreement. The agreement expires on November 17, 2001.

         DEFERRED RENT

         The Company entered into a lease for its headquarters and research facilities in 1998. The excess of the rent expense over the cash payments for rent is recorded as deferred rent and is being amortized over the life of the lease.

         DEFERRED COMPENSATION AND CONSULTING AGREEMENTS

         The Company has entered into agreements with the Principal Stockholders, whereby these individuals agreed to serve as full-time employees of the Company until their respective retirements. Under the agreements, upon retirement, these individuals will receive deferred compensation equal to 70% of their average annual total compensation less the assumed returns from investment of their funded pension plans and their social security payments. The deferred compensation plan is unfunded. At December 31, 2000, the Company's liability was $11,000 under the plan as actuarially determined. The Company has also agreed to fund long-term, continuous lifetime healthcare policies for the Principal Stockholders. At December 31, 2000, the Company's liability was estimated to be $125,000. Upon completion of their employment, the officer-stockholders also agreed to serve as consultants to the Company on a minimum part-time, plus as-needed basis, at a specified daily rate.

         DEFERRED REVENUE

         On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba (MDFI) of Denmark for the use, manufacture and sale of Biospherics' nonfattening sugar, tagatose, as a sweetener in foods. The Company received a non-refundable $750,000 initial partial payment on signing. This $750,000 was classified as licensing revenue in the 1996 financial statements. The Company received an additional payment of $1,750,000 on January 6, 1997, subsequent to the successful completion of MDFI's due diligence. The $750,000 of the $1,750,000 received on January 6, 1997, completes the initial non-refundable payment, and was classified as licensing revenue in the first quarter of 1997. The remaining $1 million of the $1,750,000 was classified as deferred revenue as this represents a non-refundable advance against future royalties, recoverable and to be recognized as revenue, at the rate of 50% of such annual royalties. The term of the Agreement is five years after the expiration of the last to expire present or future U.S. patent covering the licensed product and/or the licensed process for manufacturing tagatose. The Company has two U.S. patents covering the proprietary method for the manufacture of tagatose, which expire on July 19, 2009, and March 25, 2111, respectively. Additional patents have been procured and

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

others are likely to result from ongoing research. The Company believes the new patents will extend the term of the royalties. Full running royalties will be paid to the Company on sales, which the Company believes will begin when the first full-scale production plant for tagatose becomes operational. Under the terms of the agreement, MDFI has full responsibility for all development costs, including any regulatory requirements to sell in the U.S. and European Countries and the costs of production and sales. In 2000, MDFI was merged into Arla Foods.

         OTHER

         The Company is also a party to legal actions arising in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a materially adverse effect on the financial position or results of operations of the Company.

10.      STOCK OPTION PLAN

         The Company has an Employees' Stock Option Plan (the "Plan") which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers and other key employees to purchase up to 400,000 shares of common stock in amounts determined by the Compensation Committee of the Board of Directors through December 31, 2007. The Company also has some options still outstanding under an expired option plan. To date, all options granted have been at the then-publicly quoted price of the stock. During 2000, 1999, and 1998, 44,400, 18,050, and 84,000 options were granted, respectively. At December 31, 2000, 213,225 options were available for grant under the Plan. An additional 5,000, 4,000, and 5,000 options were granted outside the Plan in 2000, 1999, and 1998, respectively. Activity for the three years ended December 31, 2000, for all option grants is shown below:

                                                           2000                        1999                        1998
                                                         WEIGHTED                    WEIGHTED                    WEIGHTED
                                                         AVERAGE                     AVERAGE                     AVERAGE
                                             2000        EXERCISE        1999        EXERCISE        1998        EXERCISE
                                            SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                                        ------------- ------------  ------------- ------------ -------------- ------------
 Outstanding at beginning of year            634,100      $  5.47      2,800,850      $  2.43      2,820,750      $  2.48
        Granted                               49,400      $  6.53         22,050      $  6.08         89,000      $  5.87
        Exercised                           (178,475)     $  4.73       (129,500)     $  3.07        (12,000)     $  3.40
        Expired or forfeited                (214,525)     $  4.97     (2,059,300)     $  1.35        (96,900)     $  5.48
                                        ------------- ------------  ------------- ------------ -------------- ------------
 Outstanding at end of year                  290,500      $  6.55        634,100      $  5.47      2,800,850      $  2.43
 Exercisable at end of year                  203,138                     557,600                     664,475

 Price range of options
        Outstanding                      $4.06-$7.25                 $3.31-$7.25                 $1.43-$7.25
        Exercised                        $3.31-$7.25                 $2.88-$6.19                 $2.88-$3.50
        Expired or forfeited             $4.68-$7.12                 $1.44-$7.25                 $2.88-$7.25

         The following table summarizes information with respect to stock options outstanding at December 31, 2000:


                    NUMBER OF OPTIONS     WEIGHTED AVERAGE
   RANGE OF          OUTSTANDING AT           REMAINING       WEIGHTED AVERAGE
EXERCISE PRICE           12/31/00         CONTRACTUAL LIFE     EXERCISE PRICE
----------------     ---------------     ------------------  ------------------
$3.31 - 4.06                  2,500            2.19                $      4.06
$4.68 - 7.00                212,625             2.8                $      6.34
$7.08 - 7.25                 75,375            1.18                $      7.21
----------------     ---------------     ------------------  ------------------
$3.31 - 7.25                290,500            2.35                $      6.55
================     ===============     ==================  ==================

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

         The following table summarizes information with respect to stock options exercisable at December 31, 2000:

   YEAR OF OPTION          NUMBER OF       WEIGHTED AVERAGE
     EXPIRATION             OPTIONS         EXERCISE PRICE       PRICE RANGE
--------------------  ------------------  ------------------  ------------------
       2001                      68,375         $7.23            $7.13-$7.25
       2002                      79,875         $6.59            $6.19-$7.00
       2003                      43,075         $6.16            $5.78-$6.36
       2004                       6,813         $6.07            $6.00-$6.60
       2005                       5,000         $6.43               $6.44
--------------------  ------------------  ------------------  ------------------
     All Years                  203,138         $6.69            $5.78-$7.25
====================  ==================  ==================  ==================


         To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarize the assumptions used and the pro-forma net income (loss) and net income (loss) per share resulting from applying SFAS 123.

                                                                              2000            1999            1998
                                                                              ----            ----            ----
Net income (loss)                                         As reported       $591,070      $(5,205,097)    $(1,980,594)
                                                          Pro forma         $365,922      $(5,681,165)    $(2,408,248)

Net income (loss) per share - basic                       As reported        $0.06          $(0.55)         $(0.23)
                                                          Pro forma          $0.04          $(0.60)         $(0.27)

Net income (loss) per share - diluted                     As reported        $0.06          $(0.55)         $(0.23)
                                                          Pro forma          $0.04          $(0.60)         $(0.27)

Expected life (years)                                                                 4               4               4
Risk-free interest rate                                                           5.75%           5.00%           4.70%
Volatility                                                                          73%             75%             75%
Dividend yield                                                                     0.0%            0.0%            0.0%
Weighted average remaining contractual life (years)                                2.35            1.68            1.32
Weighted average fair value at date of grant                                      $3.76           $3.53           $3.34

11       EMPLOYEE BENEFIT PLANS

         Effective January 1, 1990, the Company established the Biospherics Incorporated 401(k) Retirement Plan. The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed 1 year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

         Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant's contribution or 2 1/2% of the participant's eligible compensation, whichever is less. The Company may, at its own discretion, make additional matching contributions to participants. Company contributions, net of forfeitures, amounted to $72,000, $59,000, and $69,000 in 2000, 1999 and 1998, respectively.

12       INFORMATION BY BUSINESS SEGMENT

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is managed along two business segments, InfoSpherix and BioSpherix.

         Financial information by business segment for the years ended December 31, 2000, 1999, and 1998 are summarized below:

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   (DOLLARS IN THOUSANDS)
                                                                            2000            1999              1998
                                                                         ---------      ------------      ----------
REVENUES                     InfoSpherix                                 $  16,885        $  12,568        $  15,766
                             BioSpherix                                        150              130              248
                                                                         ---------      ------------      ----------
                             Total revenues                              $  17,035        $  12,698        $  16,014
                                                                         =========      ============      ==========
OPERATING PROFIT (LOSS)      InfoSpherix                                 $     870        $  (4,325)       $  (1,724)
   AND INCOME (LOSS)         BioSpherix                                       (459)            (369)            (240)
   BEFORE INCOME TAXES                                                   ---------      ------------      ----------
                             Total operating income (loss)                     411           (4,694)          (1,964)
                                  Interest income (expense), net               180             (211)            (137)
                                                                         ---------      ------------      ----------
                             Income (loss) from operations before
                                  income taxes                           $     591        $  (4,905)       $  (2,101)
                                                                         =========      ============      ==========
IDENTIFIABLE ASSETS          InfoSpherix                                 $   6,557        $   5,338        $   7,379
                             BioSpherix                                        164              150              171
                             General corporate assets                        6,730            3,068            4,084
                                                                         ---------      ------------      ----------
                             Total assets                                $  13,451        $   8,556        $  11,634
                                                                         =========      ============      ==========
CAPITAL                      InfoSpherix                                 $   1,882        $   1,060        $   3,373
   EXPENDITURES              BioSpherix                                          -                1               14
                             General corporate assets                           21              506              277
                                                                         ---------      ------------      ----------
                             Total capital expenditures                  $   1,903        $   1,567        $   3,664
                                                                         =========      ============      ==========
DEPRECIATION                 InfoSpherix                                 $   1,186        $   1,502        $   1,017
   AND AMORTIZATION          BioSpherix                                         20               24               20
                             General corporate assets                          109              215              274
                                                                         ---------      ------------      ----------
                             Total depreciation and amortization         $   1,315        $   1,741        $   1,311
                                                                         =========      ============      ==========

         During 2000, InfoSpherix recognized revenue from four of its customers, including two government agencies, representing 22%, 16%, 15%, and 12% of the total Company revenues. During 1999, InfoSpherix recognized revenue from three of its customers representing 28%, 24%, and 17% of the total Company revenues. During 1998, InfoSpherix recognized revenue from four of its customers representing 18%, 17%, 16%, and 11% of the total Company revenues. Government contracts accounted for 59% and 71% of the InfoSpherix revenue in 2000 and 1999, respectively.

         BioSpherix has invented and patented for the Company the use of tagatose as a low-calorie sweetener and has invented and patented safe-for-humans pesticides. The Company also has filed for patents on other inventions. In 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients (MDFI) amba of Denmark for the use, manufacture and sale of Biospherics' low-calorie sugar, tagatose, as a sweetener (see Note 9 "Commitments and Contingencies"). In 2000, MDFI was merged into Arla Foods.

         BioSpherix also developed a safe-for-humans (and animals) pesticide against house and stable flies, FlyCracker, and market tested it in 2000. The consumer response was very favorable, and the Company will greatly increase its marketing and sales effort for this unique, environmentally friendly product for the year 2001. It potentially fills an important need expressed by the EPA for safe pesticides to replace the harsh chemicals that the EPA cites as toxic. BioSpherix is also developing other proprietary products.

         Operating profit (loss) consists of revenue less operating expenses. In computing operating profit, interest expense and income taxes were not considered.

                            BIOSPHERICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------

         Identifiable assets by business segment are those assets used in the Company's operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs. Corporate assets are principally cash and certain other assets not related to a particular segment's operations.

13. SELECTED QUARTERLY INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA), UNAUDITED

         The table below sets forth selected unaudited financial information for each quarter of the last two years.

                                                           QUARTER ENDED
                                 ------------------------------------------------------------------------
                                   MARCH 31,            JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                 ------------        -------------    ----------------    ---------------
 1999
 Revenue                         $      2,966        $      3,583       $      3,473        $      2,676
 Gross profit                    $        425        $        950       $      1,320        $        381
 Net income (loss)               $       (994)       $       (842)      $         18        $     (3,387)
 Net loss
   per share, basic              $      (0.11)       $      (0.09)      $          -        $      (0.35)
 Net loss
   per share, diluted            $      (0.11)       $      (0.09)      $          -        $      (0.35)

 2000
 Revenue                         $      5,254        $      4,683       $      4,419        $      2,679
 Gross profit                    $      2,282        $      1,790       $      1,710        $        165
 Net income (loss)               $      1,018        $        387       $        438        $     (1,252)
 Net income (loss)
   per share, basic              $       0.10        $       0.04       $       0.04        $      (0.12)
 Net income (loss)
   per share, diluted            $       0.09        $       0.03       $       0.04        $      (0.12)

                            BIOSPHERICS INCORPORATED

                                   ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 5, 2000, PricewaterhouseCoopers LLP declined to stand for re-election as the independent accountants for Biospherics Incorporated. The reports of PricewaterhouseCoopers LLP on the financial statements for the years end December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for 1999 and 1998 and through April 5, 2000, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

         On April 27, 2000, the Company engaged Grant Thornton LLP as its new independent accountants. The decision to engage Grant Thornton LLP was approved by the Audit Committee, the Board of Directors of the Company, and Shareholders.


                                    PART III

ITEMS 10 THROUGH 13.

         Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

           (3)   Articles of Incorporation and Bylaws of the Company (incorporated by reference to the Company's
                 Annual Proxy Statement of May 15, 1992, as filed with the Commission)
         (3.1)   Articles of Amendment of the Company (incorporated by reference to the Company's Proxy Statement for its May 1996 and May 2000 annual meetings, as filed with the Commission).
        (10.1)   Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between
                 Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
        (10.2)   Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between
                 M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
        (10.3)   Consulting Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the
                 Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
        (10.4)   Consulting Agreement dated as of February 17, 1993, by and between M. Karen Levin and the
                 Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
        (10.5)   Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the
                 Company (incorporated by reference to Form 10-KSB filed March 31, 1996)
      (10.5.1)   Amendment to Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 15, 1999)
        (10.6)   Restated Stock Redemption Agreement dated as of January 15, 1996, by and between Gilbert V.
                 Levin, M. Karen Levin, and the Company  (incorporated by reference to Form 10-KSB filed March
                 31, 1996)
        (10.7)   Stock Purchase Warrants dated as of February 24, 2000, March 31, 1999 and May 18, 1999
                 (incorporated by reference to Form 8-K filed March 3, 2000 and May 24, 1999)
        (10.8)   Agreement and License between the Company and MD Foods Ingredients Amba (incorporated by reference to Form 8-K filed October 22, 1996)

                            BIOSPHERICS INCORPORATED

                                   ----------

        (10.9)   Securities Purchase Agreement dated as of February 24, 2000, by and between the Company and RGC
                 International Investors, LDC, c/o Rose Glen Capital Management, L.P. (incorporated by reference to Form 8-K filed March 3, 2000).
       (10.10)   Lease Agreement dated as of November 11, 1997 by and between the Company and Liberty Property
                 Trust.
       (10.11)   1997 Stock Option Plan (incorporated by reference from the Company's Proxy Statement for its May
                 1998 annual meeting, as filed with the Commission).
       (10.12)   On March 3, 2000, the Company filed a report on Form 8-K dated February 24, 2000, pursuant to
                 Item 5 thereof, to report the issuance of 723,982 units consisting of one share of Common Stock and one and one-half warrants with an exercise price of $6.91 per share.
       (10.13)   On April 12, 2000, the Company filed a report on Form 8-K dated April 5, 2000, pursuant to Item
                 4 thereof, to report that PricewaterhouseCoopers LLP declined to stand for re-election as the independent accountants for the Company.
       (10.14)   On May 2, 2000, the Company filed a report on Form 8-K dated April 27, 2000, pursuant to Item 4 thereof, to report that the Board of Directors approved a resolution authorizing management of the Company to engage Grant Thornton LLP to act as its independent auditors for the calendar year 2000.
       (10.15)   On March 6, 2001, the Company filed a report on Form 8-K dated February 16, 2001, pursuant to
                 Item 5 thereof, to report that the Board of Directors adopted a Rights Agreement by and between the Company and American Stock Transfer & Trust Company as Rights Agent.
         (23a)   Consent of Grant Thornton LLP
         (23b)   Consent of PricewaterhouseCoopers LLP


                            BIOSPHERICS INCORPORATED

                                   ----------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIOSPHERICS INCORPORATED
                                             ------------------------
                                                    (Registrant)


Date:  FEBRUARY 16, 2001                     By:  /s/  GILBERT V. LEVIN
       -------------------------------            ------------------------------
                                                     Gilbert V. Levin
                                                     Chair, CEO, & Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  GILBERT V. LEVIN                            Chair, CEO, and Treasurer              February 16, 2001
--------------------------------------
Gilbert V. Levin


/s/  M. KAREN LEVIN                              Director, Vice President for
--------------------------------------           Communications                         February 16, 2001
M. Karen Levin


/s/  LIONEL V. BALDWIN                           Director                               February 16, 2001
--------------------------------------
Lionel V. Baldwin


/s/  THOMAS GANTT                                Director                               February 16, 2001
--------------------------------------
Thomas Gantt


/s/  ANNE S. MACLEOD                             Director                               February 16, 2001
--------------------------------------
Anne S. MacLeod


/s/  THOMAS G. MOORE                             Director                               February 16, 2001
--------------------------------------
Thomas G. Moore


/s/  DEBORAH S. STREB                            Director                               February 16, 2001
--------------------------------------
Deborah S. Streb