Form 10-Q
period 2001-03-31
BIOSPHERICS INC
filed 2001-05-14
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number   0-5576

BIOSPHERICS® INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12051 Indian Creek Court, Beltsville, Maryland 20705
(Address of principal executive offices)

301-419-3900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2001
Common Stock, $0.005 par value	10,735,443 shares

Transitional Small Business Disclosure Format (Check One):   Yes ☐     No ☒

Biospherics Incorporated

Form 10-Q
For the Quarter Ended March 31, 2001

Part I.  Financial Information

Item 1.        Financial Statements

Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Revenue	$5,217,727	$5,253,517

Operating expense
Direct contract and operating costs	3,974,667	2,971,857
Selling, general and administrative expense	1,039,975	867,798
Research and development expense	86,426	43,014
Depreciation and amortization expense	335,607	349,838
Total operating expense	5,436,675	4,232,507

(Loss) income from operations	(218,948)	1,021,010
Interest, net	61,871	(2,633)

(Loss) income before taxes	(157,077)	1,018,377
Income tax expense	-	-

Net (loss) income	$(157,077)	$1,018,377

Net (loss) income per share, basic	$(0.01)	$0.10
Net (loss) income per share, diluted	$(0.01)	$0.09

Weighted average shares outstanding, basic	10,735,443	10,105,094
Weighted average shares outstanding, diluted	10,735,443	11,532,839

See accompanying notes to financial statements.

Balance Sheets

ASSETS	March 31, 2001 (Unaudited)	December 31, 2000
Current assets
Cash and cash equivalents	$5,039,076	$5,549,866
Restricted cash	500,000	500,000
Trade accounts receivable, net of allowance for doubtful accounts of $90,000 and $75,000	2,917,716	2,121,747
Other receivables	246,642	220,855
Prepaid expenses and other assets	623,529	450,982
Total current assets	9,326,963	8,843,450

Property and equipment, net of accumulated depreciation of $3,978,593 and $3,647,404	4,425,814	4,457,841
Patents and other intangible assets, net of accumulated amortization of $120,061 and $115,643	182,375	149,967
Total assets	$13,935,152	$13,451,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank line of credit	$-	$386,274
Accounts payable and accrued expenses	681,566	742,830
Accrued salaries and benefits	2,155,883	974,844
Notes payable	121,198	200,177
Capital lease obligations	53,708	70,570
Deferred revenue	111,161	111,161
Total current liabilities	3,123,516	2,485,856

Notes payable	28,947	33,082
Capital lease obligations	54,451	54,582
Deferred rent	172,312	161,483
Deferred compensation	136,308	136,308
Deferred revenue	1,000,000	1,000,000
Total liabilities	4,515,534	3,871,311

Commitments and contingencies

Redeemable common stock, 3,076,307 shares	679,208	679,208

Stockholders' equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.005 par value, 50,000,000 shares authorized; 10,784,045 issued, 10,735,443 and 10,735,331 shares outstanding, of which 3,076,307 shares are classified as redeemable common stock at March 31, 2001 and December 31, 2000	38,539	38,539
Paid-in capital in excess of par value	14,143,749	14,147,749
Treasury stock, 48,602 and 48,714 shares at cost, at March 31, 2001 and December 31, 2000, respectively	(327,122)	(327,976)
Accumulated deficit	(5,114,756)	(4,957,573)
Total stockholders' equity	8,740,410	8,900,739
Total liabilities and stockholders' equity	$13,935,152	$13,451,258

See accompanying notes to financial statements.

Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities
Net (loss) income	$(157,077)	$1,018,377
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	335,607	349,838
Treasury stock issued in payment of expenses	748	14,000
Changes in assets and liabilities:
Trade accounts receivable	(795,969)	(2,377,590)
Other receivables	(25,787)	(24,584)
Prepaid expenses and other assets	(172,547)	23,650
Inventory	-	(28,600)
Accounts payable and accrued expenses	1,260,968	369,948
Deferred rent	10,829	12,841

Net cash provided by (used in) operating activities	456,772	(642,120)

Cash flows from investing activities
Purchases of property and equipment	(145,860)	(1,434,871)
Additions to patent and other intangible costs	(36,826)	-

Net cash used in investing activities	(182,686)	(1,434,871)

Cash flows from financing activities
Net change on bank line of credit	(386,274)	66,369
Net change in book overdraft	(157,752)	52,137
Payments on notes payable	(83,114)	(147,008)
Payments on capital lease obligations	(153,736)	(107,369)
Proceeds from issuance of common stock	-	5,638,326
Cost of issuance of common stock	(4,000)	(30,753)

Net cash (used in) provided by financing activities	(784,876)	5,471,702

Net (decrease) increase in cash and cash equivalents	(510,790)	3,394,711
Cash and cash equivalents, beginning of period	5,549,866	1,437,280

Cash and cash equivalents, end of period	$5,039,076	$4,831,991

See accompanying notes to financial statements.

Notes to Financial Statements
(Unaudited)

1.          Basis of Presentation

             The accompanying interim financial statements of Biospherics Incorporated (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2001, and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.          Net Income Per Share

             Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidiluted.

3.          Deferred Revenue

             Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark (“MDFI”) (subsequently merged with Arla to become Arla Foods).  The advance will be recognized as revenue at a rate of 50% of annual royalties generated from future sales.

4.          Private Placements

             In February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the “Investor”).  Each unit consisted of one share of Common Stock and one and one-half (1½) warrants, with an exercise price of $6.91 per share.  The Warrants are exercisable throughout a four year period.   All shares issued in connection with the February 2000 private placement, including all which may be issued pursuant to exercise of the warrants, have been registered by the Company.

             In connection with the above-described private placement, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor to knowingly sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

5.         Treasury Stock Transaction

             During February 2001, the Company issued 112 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $106.

             During January 2000, the Company issued 2,500 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $5,075.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

             Certain statements in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as “believes,” “expects,” is or are “expected,” “anticipates,” “anticipated,” “should” and words of similar impact.  These forward-looking statements are based on the Company’s current expectations.  Because forward looking statements involve risks and uncertainties, the Company’s actual results could differ materially.  See the Company’s Form 8-K filing dated March 26, 1999, for a more detailed statement concerning forward-looking statements.

             Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company is managed along three business segments: InfoSpherix Government, InfoSpherix Commercial, and BioSpherix.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

             The Company reported net loss of approximately $157,000 ($0.01 per share, diluted) on sales of $5.2 million for the first quarter of 2001 compared with net income of $1,018,000 ($0.09 per share, diluted) on sales of $5.3 million in the same period of 2000.

InfoSpherix Government	Three Months Ended March 31,
	2001	2000
Revenue	$4,479,000	$2,238,000
Operating expense	4,701,000	2,484,000
Operating loss	$(222,000)	$(246,000)

             InfoSpherix Government’s revenue for the three months ended March 31, 2001, increased $2.2 million (100%) in relation to the same period in 2000, while operating losses remained constant.  On March 30, 2001, the Company received approximately $1.3 million in revenue and recognized a related expense of $1.7 million, in settlement of a U.S. Department of Labor Administrative Review Board (“ARB”) decision concerning the Company’s liability for wages and fringe benefits under two contracts that the Company was awarded by the General Services Administration (“GSA”), a Federal Government agency.  Under the settlement agreement, GSA reimbursed the Company $1.3 million for wages and fringe benefits (other related costs are not reimbursable), and the Company agreed to pay retroactive wages and benefits to certain labor categories in accordance with the Service Contract Act.  These funds were subsequently disbursed on April 18, 2001, to the affected employees.

             InfoSpherix Government also produced an increase in revenue of approximately $900,000 between years as a result of the new Michigan reservation contract and new business under the Maryland Information Center contract, net of the loss of the Federal Information Center contract, which concluded in October 2000.  All of the Company’s major government contracts have options that will extend the contracts beyond 2001, and the Company anticipates that the options will all be exercised.

InfoSpherix Commercial	Three Months Ended March 31,
	2001	2000
Revenue	$737,000	$3,015,000
Operating expense	577,000	1,583,000
Operating income	$160,000	$1,432,000

             InfoSpherix Commercial’s revenue for the three months ended March 31, 2001, decreased $2.3 million (76%) in relation to the same period in 2000, and resulted in operating income of $160,000 for the quarter ended March 31, 2001.  The prior year operations benefited from a significant short-term pharmaceutical contract, which was conducted primarily in the first quarter of 2000 and concluded shortly thereafter.

             Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.

BioSpherix	Three Months Ended March 31,
	2001	2000
Revenue	$2,000	$1,000
Operating expense	159,000	166,000
Operating loss	$(157,000)	$(165,000)

             BioSpherix operating expense for the current year remained consistent with those of the prior year.  The current year’s operating expense included an increase in R&D costs related to the non-food uses of tagatose.  Also included in operating expense were marketing costs related to promoting FlyCracker, the Company’s safe-for-humans pesticide.

             The Company recently jointly announced with Arla Foods of Denmark that an Expert Panel found the low-calorie sweetener, tagatose, to be Generally Recognized As Safe (“GRAS”), thereby permitting its sale in the United States.  Arla announced that it is proceeding to notify the FDA of the findings of the Expert Panel.  Arla has also stated that its plan for commercialization of tagatose can now proceed, which includes plant development with participation of one or more major investment and/or production partners.  The recent GRAS determination has accelerated the discussion with such potential partners.  Arla also reported that it is increasing its marketing efforts, concentrating on those companies that have been awaiting the GRAS determination.  Royalties from the sale of tagatose could begin in 2002.

             Direct contract and operating costs in the first quarter of 2001 increased by $1,003,000 (34%) over such costs in the first quarter of 2000, principally due to the ARB settlement and the unusually high margins earned in the first quarter of 2000 on the above-described short-term pharmaceutical contract.

             Selling, general and administrative expense (“S,G&A”) for the first quarter of 2001 increased by $172,000 over the prior year.  In comparison to the prior year, the Company has increased InfoSpherix Marketing expenses by $77,000, BioSpherix’s FlyCracker Marketing expenses by $51,000, Information Technology Division expenses by $34,000 and administrative expenses by $10,000.  The increases are all part of the Company’s 2001 business plan to intensify the business development focus on its proven InfoSpherix business lines and to aggressively penetrate the pesticide market with FlyCracker.

             Depreciation expense in the first quarter of 2001 was consistent with such expense in the same period in 2000.

             Interest, net of revenue and expense, increased $65,000 in the first three months of 2001 over the comparable 2000 period due to an increase in cash and cash equivalent from the February 2000 private placement and a substantial reduction in interest bearing debt.

Liquidity and Capital Resources

             The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement.  Borrowings under the Agreement are collateralized by the Company’s eligible accounts receivable and $500,000 from the Company’s money market account.  The interest rate under the new agreement is the Bank’s prime rate plus 0.25% per annum.  As of March 31, 2001, there were no outstanding borrowings under the Agreement and the total amount available to the Company was $1,500,000.  The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios.  The Company was in compliance with the bank covenants as of March 31, 2001.  The line expires on June 30, 2001, but the Company anticipates that the line will be renewed at that time.  However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2001.

             Cash flow for the quarter ended March 31, 2001, reflects a net cash outflow of $511,000, consisting of $457,000 provided by operating activities, $183,000 used in investing activities, and $785,000 used in financing activities.  Cash flow from operating activities in 2001 increased $1,099,000 from those of the prior year.  The increase is the result of the funds received from the General Services Administration in settlement of the Department of Labor case.  Such funds were subsequently disbursed in April 2001.  Investment in property and equipment decreased by $1,289,000 as a result of a one time $1.3 million purchase of telephone equipment in the prior year that was previously under capital and operating leases.  Cash flow from financing activities decreased $6,257,000 between years.  In the first quarter of 2000, $5,638,000 was received through the issuance of common stock; there were no new issuances of stock in 2001.  In addition, the Company’s cash surplus has been used to pay down the line of credit balance.

             Working capital as of March 31, 2001 was $6,203,000, which represents a $155,000 decrease from working capital of $6,358,000 at December 31, 2000.  The decrease is related to the seasonal operating losses incurred during the first quarter of 2001.  The March 31, 2001 working capital includes both the cash received from the General Services Administration and the off-setting liability.

             The Company considers its information and telecommunications systems adequate for the near term and is anticipating sufficient cash flow from operating activities during 2001 to cover its continuing capital needs.  It is also anticipated that royalties on sales by Arla could begin in late 2002.

             No dividends were paid in 2000 and none are anticipated in 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

             The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

             At March 31, 2001, the Company had approximately $150,000 of fixed-rate indebtedness and no variable rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

             Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

             Assuming the March 31, 2001, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $54,000.

Part II.  Other Information

Item 6.        Exhibits and Reports on Form 8-K

                           On March 6, 2001, the Company filed a report on Form 8-K dated February 16, 2001, pursuant to Item 5 thereof, to report the adoption of a Rights Plan by the Board of Directors.

Signatures

             Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biospherics Incorporated
(Registrant)

Date:	May 10, 2001	By	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO and Treasurer