Form 10-Q
period 2001-06-30
BIOSPHERICS INC
filed 2001-08-14
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number   0-5576

SPHERIX INCORPORATED
(formerly Biospherics Incorporated)

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2001

Common Stock, $0.005 par value	10,736,193 shares

Transitional Small Business Disclosure Format (Check One):   Yes ☐     No ☒

Spherix Incorporated

Form 10-Q
For the Quarter Ended June 30, 2001

Part I.  Financial Information

Item 1. Financial Statements

Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$4,840,378	$4,682,531	$10,058,105	$9,936,048

Operating expense
Direct contract and operating costs	3,129,343	2,892,358	7,104,010	5,864,215
Selling, general and administrative expense	1,017,361	1,037,496	2,057,336	1,905,294
Research and development expense	86,246	65,673	172,672	108,687
Depreciation and amortization expense	349,016	342,694	684,623	692,532

Total operating expense	4,581,966	4,338,221	10,018,641	8,570,728

Income from operations	258,412	344,310	39,464	1,365,320

Interest, net	30,876	42,651	92,747	40,018

Income before taxes	289,288	386,961	132,211	1,405,338
Income tax expense	-	-	-	-

Net income	$289,288	$386,961	$132,211	$1,405,338

Net income per share, basic	$0.03	$0.04	$0.01	$0.14

Net income per share, diluted	$0.03	$0.03	$0.01	$0.12

Weighted average shares outstanding, basic	10,736,103	10,602,673	10,735,921	10,353,883

Weighted average shares outstanding, diluted	11,227,468	11,286,252	10,953,094	11,272,026

See accompanying notes to financial statements.

Balance Sheets

	June 30,	December 31,
	2001	2000
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,586,241	$5,549,866
Restricted cash	500,000	500,000
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 and $75,000	4,002,371	2,121,747
Other receivables	257,349	220,855
Prepaid expenses and other assets	637,108	450,982

Total current assets	9,983,069	8,843,450

Property and equipment, net of accumulated depreciation of $4,321,312 and $3,647,404	4,599,962	4,457,841
Patents, net of accumulated amortization of $126,358 and $115,643	216,608	149,967

Total assets	$14,799,639	$13,451,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank line of credit	$1,351,394	$386,274
Accounts payable and accrued expenses	1,217,342	742,830
Accrued salaries and benefits	911,829	974,844
Notes payable	62,202	200,177
Capital lease obligations	50,664	70,570
Deferred revenue	111,161	111,161

Total current liabilities	3,704,592	2,485,856

Notes payable	19,298	33,082
Capital lease obligations	43,307	54,582
Deferred rent	179,018	161,483
Deferred compensation	136,308	136,308
Deferred revenue	1,000,000	1,000,000

Total liabilities	5,082,523	3,871,311

Redeemable common stock, 3,076,307 shares	679,208	679,208

Stockholders' equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.005 par value, 50,000,000 shares authorized; 10,784,795 and 10,784,045 issued, 10,736,193 and 10,735,331 shares outstanding, of which 3,076,307 shares are classified as redeemable common stock at June 30, 2001, and December 31, 2000, respectively	38,542	38,539
Paid-in capital in excess of par value	14,151,955	14,147,749
Treasury stock, 48,714 and 48,602 shares at cost, at June 30, 2001 and December 31, 2000, respectively	(327,122)	(327,976)
Accumulated deficit	(4,825,467)	(4,957,573)

Total stockholders' equity	9,037,908	8,900,739

Total liabilities and stockholders' equity	$14,799,639	$13,451,258

See accompanying notes to financial statements.

Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities
Net income	$132,211	$1,405,338
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	684,623	692,532
Treasury stock issued in payment of expense	749	14,000
Changes in assets and liabilities:
Trade accounts receivable	(1,880,624)	(1,069,137)
Other receivables	(36,494)	58,600
Prepaid expenses and other assets	(186,126)	61,553
Deferred income taxes	-	-
Accounts payable and accrued expenses	183,747	17,542
Deferred rent	17,535	23,670
Deferred revenue	-	-

Net cash (used in) provided by operating activities	(1,084,379)	1,204,098

Cash flow from investing activities
Purchases of property and equipment	(716,287)	(1,589,483)
Additions to patent and intangible costs	(77,356)	(10,373)

Net cash used in investing activities	(793,643)	(1,599,856)

Cash flows from financing activities
Net change on bank line of credit	965,120	(1,081,379)
Net change in book overdraft	264,751	52,137
Payments on notes payable	(151,759)	(261,759)
Payments on capital lease obligations	(167,924)	(142,681)
Proceeds from issuance of common stock	10,209	5,674,327
Cost of issuance of common stock	(6,000)	(35,808)

Net cash provided by financing activities	914,397	4,204,837

Net (decrease) increase in cash and cash equivalents	(963,625)	3,809,079
Cash and cash equivalents, beginning of period	5,549,866	1,437,280

Cash and cash equivalents, end of period	$4,586,241	$5,246,359

See accompanying notes to financial statements.

Notes to Financial Statements
(Unaudited)

1.          Basis of Presentation

             The accompanying interim financial statements of Spherix Incorporated (formerly Biospherics Incorporated) (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2001, and the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2000 and its cash flows for the six-month periods ended June 30, 2001 and 2000.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.          Net Income Per Share

             Basic income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.

3.          Deferred Revenue

             Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark (“MDFI”) (subsequently merged into Arla to become Arla Foods).  The advance will be recognized as revenue at a rate of 50% of annual royalties generated from future sales.

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

5.         Treasury Stock Transaction

             During February 2001, the Company issued 112 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $105.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2000, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Form 10-Q.

             Certain statements in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as “believes,” “expects,” is or are “expected,” “anticipates,” “anticipated,” “should” and words of similar impact.  These forward-looking statements are based on the Company’s current expectations.  Because forward looking statements involve risks and uncertainties, the Company’s actual results could differ materially.  See the Company’s Form 8-K filing dated March 26, 1999, for a more detailed report on forward-looking statements.

             Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  The Company is managed along three business segments: InfoSpherix Government, InfoSpherix Commercial, and BioSpherix.

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

             The Company reported net income of $289,000 ($0.03 per share, diluted) on sales of $4.8 million, and net income of $132,000 ($0.01 per share, diluted) on sales of $10.1 million for the three months and six months ended June 30, 2001, respectively, compared to a net income of $387,000 ($0.03 per share, diluted) on sales of $4.7 million, and net income of $1.4 million ($0.12 per share, diluted) on sales of $9.9 million for the three months and six months ended June 30, 2000, respectively.

InfoSpherix Government	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$4,020,000	$3,140,000	$8,499,000	$5,377,000
Operating expense	3,810,000	2,960,000	8,511,000	5,442,000

Operating income (loss)	$210,000	$180,000	$(12,000)	$(65,000)

             InfoSpherix Government’s revenue for the three and six months ended June 30, 2001, increased $880,000 (28%) and $3,122,000 (58%), respectively, in relation to the same periods in 2000, resulting in an operating income of $210,000 and an operating loss of $12,000 for the three-month and six-month periods ended June 30, 2001 compared to an operating income of $180,000 and an operating loss of $65,000 for the same respective periods in 2000.  On March 30, 2001, the Company received approximately $1.3 million in revenue and recognized a related expense of $1.7 million, in settlement of a U.S. Department of Labor Administrative Review Board (“ARB”) decision concerning the Company’s liability for wages and fringe benefits under two contracts that the Company was awarded by the General Services Administration (“GSA”), a Federal Government agency.  Under the settlement agreement, GSA reimbursed the Company $1.3 million for wages and fringe benefits (other related costs are not reimbursable), and the Company agreed to pay retroactive wages and benefits to certain labor categories in accordance with the Service Contract Act.  These funds were disbursed on April 18, 2001, to the affected employees.

             InfoSpherix Government also produced an increase in revenue of approximately $1.7 million between years as a result of the new Michigan and Delaware reservation contracts and new business under the Maryland Information Center contract, net of the loss of the Federal Information Center contract, which concluded in October 2000.  Revenues from reservation and tourism services tend to be greater in the spring and summer due to vacation planning.  All of the Company’s major government contracts have options that will extend the contracts beyond 2001, and the Company anticipates that the options will all be exercised.

InfoSpherix Commercial	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$778,000	$1,530,000	$1,515,000	$4,545,000
Operating expense	568,000	1,241,000	1,145,000	2,824,000

Operating income	$210,000	$289,000	$370,000	$1,721,000

             InfoSpherix Commercial’s revenue for the three and six months ended June 30, 2001, decreased $752,000 (49%) and $3,030,000 (67%), respectively, in relation to the same periods in 2000, resulting in operating incomes of $210,000 and $370,000 for the periods ended June 30, 2001 compared to operating incomes of $289,000 and $1,721,000 for the same respective periods in 2000. The prior year operations benefited from a significant short-term pharmaceutical contract, which was conducted primarily in the first quarter of 2000 and concluded shortly thereafter and two long-term contracts, which concluded in the first quarter of 2001.  Commercial contracts are typically for shorter terms than Government contracts and that can result in substantial variations in Commercial revenues.

BioSpherix	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$42,000	$13,000	$44,000	$14,000
Operating expense	204,000	138,000	363,000	304,000

Operating loss	$(162,000)	$(125,000)	$(319,000)	$(290,000)

             BioSpherix revenue for the three and six months ended June 30, 2001, increased $29,000 (223%) and $30,000 (214%), respectively, in relation to the same periods in 2000.  Operating loss increased $37,000 (30%) and $29,000 (10%) between years, for the three and six months ended June 30, 2001, respectively.  The increase in revenue is related to sales of FlyCracker, the Company’s safe-for-humans pesticide, during the second quarter of 2001.  The current year’s operating expense included an increase in R&D costs related to the non-food uses of tagatose.  Also included in operating expense were marketing costs related to promoting FlyCracker.

             Selling, general and administrative expenses (“S,G&A”) for the three months ended June 30, 2001, were consistent with those of the prior year, and increased $152,000 for the six months ended June 30, 2001. The increases between years are all part of the Company’s business plan to intensify the business development focus on its proven InfoSpherix business lines and to aggressively penetrate the pesticide market with FlyCracker.

             Depreciation expenses for the three and six months ended June 30, 2001, were consistent with those of the same periods in 2000.

             Interest income exceeded interest expense for each of the three and six months ended June 30, 2001, as a result of interest received on treasury funds and money market accounts.

             The Company has recognized no income tax expense in connection with its 2001 profits due to tax loss carryforwards.

Liquidity and Capital Resources

             The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement.   Borrowings under the Agreement are collateralized by the Company’s accounts receivable and $500,000 from the Company’s NationsFund account.  The interest rate under the Agreement is the Bank’s prime rate.  As of June 30, 2001, outstanding borrowings under the Agreement aggregated $1,351,394 and the total unused balance available to the Company under the line of credit was $148,606.  The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios.  The Company was in compliance with the bank covenants as of June 30, 2001.  The line expires on August 31, 2001, but the Company anticipates that the line will be renewed.  However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2001.

             Cash flow for the six months ended June 30, 2001, reflects a net cash outflow of $964,000, consisting of $1.1 million used in operating activities, $794,000 used in investing activities, and $914,000 provided by financing activities.  Cash flow from operating activities in 2001 decreased $2.3 million from those of the prior year as a result of the decreased net income and increased accounts receivable.  The increased accounts receivable at June 30, 2001, reflects the seasonal nature of the growing ReserveSuite business.  Cash used in investing activities decreased by $806,000 as a result of a one-time $1.3 million purchase of telephone equipment in the prior year that was previously under capital and operating leases.  Cash flow from financing activities decreased $3.3 million between years.  In the first quarter of 2000, $5,638,000 was received from a private placement of common stock and warrants in a Regulation D sale; there were no new issuances of stock in 2001.  The Company’s line of credit was used to finance the cash used in operations.

             Working capital as of June 30, 2001, was $6,278,000, which represents a $80,000 (1%) decrease from working capital of $6,358,000 at December 31, 2000.

             The Company considers the upgrading of its information and telecommunications systems complete and adequate for the near term.   Sufficient cash flow from operating activities during 2001 to cover continuing capital needs is anticipated.  It is also anticipated that royalties on sales by Arla could begin in early 2003.

             No dividends were paid in 2000 and none are anticipated in 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

             The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

             At June 30, 2001, the Company had approximately $82,000 of fixed-rate indebtedness and $1.4 million in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

             Cash available for investment is typically invested in short term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

             Assuming the June 30, 2001, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $37,000.

Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Stockholders of the Company was held on May 15, 2001, where the following actions were taken:

(1)         David H. Affeldt, Lionel V. Baldwin, Thomas W. Gantt, Gilbert V. Levin, M. Karen Levin, Anne S. MacLeod, Thomas G. Moore, and Deborah S. Streb were elected as directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

	Shares	Shares	Shares
Name	Votes For	Votes Against	Votes Abstained

David H. Affeldt	10,226,878	106,549	0
Lionel V. Baldwin	10,227,043	106,384	0
Thomas W. Gantt	10,226,878	106,549	0
Gilbert V. Levin	10,226,035	107,392	0
M. Karen Levin	10,226,035	107,392	0
Anne S. MacLeod	10,226,043	107,384	0
Thomas G. Moore	10,226,043	107,384	0
Deborah S. Streb	10,225,878	107,549	0

(2)         The Company’s Certificate of Incorporation, as amended, to change the name of the Company from Biospherics Incorporated to Spherix Incorporated, was ratified, with 10,178,462 shares voted in favor, 117,279 shares voted against, and 37,686 shares abstaining.

(3)         The proposed Amendment of the 1997 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 400,000 to 1,000,000, was ratified, with 6,053,855 shares voted in favor, 409,649 shares voted against, 99,235 shares abstaining, and 3,770,688 shares unvoted.

(4)         The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2001, was ratified, with 10,258,918 shares voted in favor, 33,334 shares voted against, and 41,175 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

             There were no reports on Form 8-K filed by the Registrant during the three months ended June 30, 2001.

Signatures

             Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (formerly Biospherics Incorporated)

(Registrant)

Date:	August 8, 2001	By:	/s/ Gilbert V. Levin

Gilbert V. Levin
Chair, Chief Executive Officer, and
Treasurer