Form 10-Q
period 2001-09-30
SPHERIX INC
filed 2001-11-08
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001.

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2001
Common Stock, $0.005 par value	10,788,795 shares

Transitional Small Business Disclosure Format (Check One):   Yes ☐  No ☒

Spherix Incorporated

Form 10-Q

For the Quarter Ended September 30, 2001

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue	$6,794,926	$4,418,867	$16,853,031	$14,354,915

Operating expense
Direct contract and operating costs	3,812,624	2,709,145	10,916,634	8,573,360
Selling, general and administrative expense	1,063,203	925,112	3,120,539	2,830,406
Research and development expense	122,288	84,028	294,960	192,715
Depreciation and amortization expense	365,797	330,370	1,050,420	1,022,902

Total operating expense	5,363,912	4,048,655	15,382,553	12,619,383

Income from operations	1,431,014	370,212	1,470,478	1,735,532

Interest, net	5,621	68,178	98,368	108,196

Income before taxes	1,436,635	438,390	1,568,846	1,843,728
Income tax expense	-	-	-	-

Net income	$1,436,635	$438,390	$1,568,846	$1,843,728

Net income per share, basic	$0.13	$0.04	$0.15	$0.18
Net income per share, diluted	$0.13	$0.04	$0.14	$0.17

Weighted average shares outstanding, basic	10,736,041	10,615,924	10,735,974	10,441,868
Weighted average shares outstanding, diluted	11,217,714	10,663,648	11,036,722	10,683,442

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

ASSETS

	Sept. 30, 2001 (Unaudited)	December 31, 2000
Current assets
Cash and cash equivalents	$4,531,672	$5,549,866
Restricted cash	500,000	500,000
Trade accounts receivable, net of allowance for doubtful accounts of $75,000 and $75,000	4,671,673	2,121,747
Other receivables	218,785	220,855
Prepaid expenses and other assets	567,234	450,982
Total current assets	10,489,364	8,843,450

Property and equipment, net of accumulated depreciation of $3,937,934 and $3,647,404	4,455,737	4,457,841
Patents and other intangible assets, net of accumulated amortization of $133,121 and $115,643	213,725	149,967
Total assets	$15,158,826	$13,451,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank line of credit	$374,006	$386,274
Accounts payable and accrued expenses	1,074,423	742,830
Accrued salaries and benefits	1,095,481	974,844
Notes payable	44,499	200,177
Capital lease obligations	47,620	70,570
Deferred revenue	29,786	111,161
Total current liabilities	2,665,815	2,485,856

Notes payable	9,649	33,082
Capital lease obligations	32,163	54,582
Deferred rent	186,756	161,483
Deferred compensation	136,308	136,308
Deferred revenue	1,000,000	1,000,000
Total liabilities	4,030,691	3,871,311

Redeemable common stock, 3,076,307 shares	679,208	679,208

Stockholders' equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.005 par value, 50,000,000 shares authorized; 10,785,045 and 10,784,045 issued, 10,732,443 and 10,735,331 shares outstanding, of which 3,076,307 shares are classified as redeemable common stock at September 30, 2001, and December 31, 2000, respectively	38,544	38,539
Paid-in capital in excess of par value	14,149,313	14,147,749
Treasury stock, 52,602 and 48,602 shares at cost, at September 30, 2001 and December 31, 2000, respectively	(350,097)	(327,976)
Accumulated deficit	(3,388,833)	(4,957,573)
Total stockholders' equity	10,448,927	8,900,739
Total liabilities and stockholders' equity	$15,158,826	$13,451,258

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities
Net income	$1,568,846	$1,843,728
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,050,421	1,022,902
Loss on disposal of assets	5,948	-
Treasury stock issued in payment of expense	748	17,749
Changes in assets and liabilities:
Trade accounts receivable	(2,549,926)	(1,037,750)
Other receivables	2,070	109,760
Prepaid expenses and other assets	(116,252)	220,470
Accounts payable and accrued expenses	163,045	187,313
Deferred rent	25,273	34,499
Deferred revenue	(81,375)	-
Net cash provided by operating activities	68,798	2,398,671

Cash flow from investing activities
Purchases of property and equipment	(947,836)	(1,806,068)
Additions to patent costs and other intangible assets	(81,236)	(10,374)
Net cash used in investing activities	(1,029,072)	(1,816,442)

Cash flow from financing activities
Net change on bank line of credit	(12,268)	(1,193,367)
Net change in book overdraft	336,978	52,137
Payments on notes payable	(179,111)	(403,696)
Payments on capital lease obligations	(182,113)	(177,992)
Proceeds from issuance of common stock	11,709	5,686,326
Cost of purchasing treasury stock	(22,975)	-
Cost of issuance of common stock	(10,140)	(44,167)
Net cash (used in) provided by financing activities	(57,920)	3,919,241

Net (decrease) increase in cash and cash equivalents	(1,018,194)	4,501,470
Cash and cash equivalents, beginning of period	5,549,866	1,437,280
Cash and cash equivalents, end of period	$4,531,672	$5,938,750

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.         Basis of Presentation

            The accompanying interim financial statements of Spherix Incorporated (formerly Biospherics Incorporated) (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2001, and the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and its cash flows for the nine-month periods ended September 30, 2001 and 2000.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.         Net Income Per Share

            Basic net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.

3.         Deferred Revenue

            Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark (“MDFI”) (subsequently merged into Arla to become Arla Foods).  The advance will be recognized as revenue at a rate of 50% of annual royalties generated from future sales.

4.         Private Placement

            In February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the “Investor”).  Each unit consisted of one share of Common Stock and one and one-half (1½) warrants, with an exercise price of $6.91 per share.  The warrants are exercisable throughout a four-year period.   All shares issued in connection with the February 2000 private placement, including all that may be issued pursuant to exercise of the warrants, have been registered by the Company.

            In connection with the above-described private placement, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock and it will not knowingly sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

5.         Treasury Stock Transactions

            During January 2000, the Company issued 2,500 shares of Common Stock previously held in the treasury, in payment of expenses.  The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to accumulated deficit in the amount of $5,075.

            During July 2000, the Company issued 590 shares of Common Stock previously held in the treasury, in payment of expenses.  The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to accumulated deficit in the amount of $753.

            During February 2001, the Company issued 112 shares of Common Stock previously held in the treasury, in payment of expenses.  The excess of the purchase of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $105.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2000, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, and June 30, 2001, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

            Certain statements in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as “believes,” “expects,” is or are “expected,” “anticipates,” “anticipated,” “should” and words of similar impact.  These forward-looking statements are based on the Company’s current expectations.  Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially.  See the Company’s Form 8-K filing dated March 26, 1999, for a more detailed statement concerning forward-looking statements.

            Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  The Company is managed along three business segments: InfoSpherix Government, InfoSpherix Commercial, and BioSpherix.

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

            The Company reported net income of $1.4 million ($0.13 per diluted share) on sales of $6.8 million, and net income of $1.6 million ($0.14 per diluted share) on sales of $16.9 million for the three months and nine months ended September 30, 2001, respectively.

InfoSpherix Government

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2001	2000	2001	2000
Revenue	$5,018,000	$3,142,000	$13,517,000	$8,519,000
Operating expense	4,007,000	2,833,000	12,518,000	8,276,000
Operating income	$1,011,000	$309,000	$999,000	$243,000

            InfoSpherix Government’s revenue for the three and nine months ended September 30, 2001, increased $1.9 million (60%) and $5.0 million (59%), respectively, in relation to the same periods in 2000, resulting in an operating income of $1.0 million for both the three-month and nine-month periods ended September 30, 2001 compared to an operating income of $309,000 and $243,000 for the same respective periods in 2000.  The Federal Trade Commission contract recognized an additional $562,000 in revenues during the third quarter of 2001 as a result of a contract modification.  On March 30, 2001, the Company received approximately $1.3 million in revenue and recognized a related expense of $1.7 million, in settlement of a U.S. Department of Labor Administrative Review Board (“ARB”) decision concerning the Company’s liability for wages and fringe benefits under two contracts that the Company was awarded by the General Services Administration (“GSA”), a Federal Government agency.  Under the settlement agreement, GSA reimbursed the Company $1.3 million for wages and fringe benefits (other related costs are not reimbursable), and the Company agreed to pay retroactive wages and benefits to certain labor categories in accordance with the Service Contract Act.  These funds were disbursed on April 18, 2001, to the affected employees.

            InfoSpherix Government also produced an additional increase in revenue of approximately $3.1 million between years as a result of the new Michigan and Delaware reservation contracts and new business under the Maryland Information Center contract, net of the loss of the Federal Information Center contract, which concluded in October 2000.  Revenues from reservation and tourism services tend to be greater in the spring and summer due to vacation planning.  All of the Company’s major government contracts, with the exception of the Federal Trade Commission contract which terminates in the fourth quarter of 2001, have options that will extend the contracts beyond 2001, and the Company anticipates that the options will all be exercised.

InfoSpherix Commercial

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2001	2000	2001	2000
Revenue	$1,771,000	$1,195,000	$3,286,000	$5,740,000
Operating expense	1,154,000	1,072,000	2,299,000	3,896,000
Operating income	$617,000	$123,000	$987,000	$1,844,000

            InfoSpherix Commercial’s revenue for the three and nine months ended September 30, 2001, increased $576,000 (48%) and decreased $2.5 million (43%), respectively, in relation to the same periods in 2000, resulting in operating incomes of $617,000 and $987,000 for the periods ended September 30, 2001 compared to operating incomes of $123,000 and $1,844,000 for the same respective periods in 2000. The prior year operations benefited from a significant short-term pharmaceutical contract, which was conducted primarily in the first quarter of 2000 and concluded shortly thereafter and two long-term contracts, which concluded in the first quarter of 2001.  Commercial contracts are typically for shorter terms than Government contracts and that can result in substantial variations in Commercial revenues.

BioSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2001	2000	2001	2000
Revenue	$6,000	$81,000	$50,000	$95,000
Operating expense	203,000	143,000	566,000	447,000
Operating loss	$(197,000)	$(62,000)	$(516,000)	$(352,000)

            BioSpherix revenue for the three and nine months ended September 30, 2001, decreased $75,000 (93%) and $45,000 (47%), respectively, in relation to the same periods in 2000.  Operating loss increased $135,000 (218%) and $164,000 (47%) between years, for the three and nine months ended September 30, 2001, respectively.  The decrease in revenue is related to one time sales in 2000 of a specialty carbohydrate manufactured by the Division.  The current year’s operating expense included an increase in R&D costs related to the non-food uses of tagatose.  Also included in operating expense were marketing costs related to promoting FlyCracker, the Company’s safe-for-humans pesticide.  Year-to-date FlyCracker sales in 2001 were $41,000, compared to $9,000 for the same period in 2000.

            Selling, general and administrative expenses (“S,G&A”) for the three months ended September 30, 2001 increased $138,000 (15%) and $290,000 (10%), respectively, in relation to the same periods in 2000. The increases between years are all part of the Company’s business plan to intensify the business development focus on its proven InfoSpherix business lines and to aggressively penetrate the pesticide market with FlyCracker.

            Depreciation expenses for the three and nine months ended September 30, 2001, were consistent with those of the prior year.

            Interest, net, for the three and nine months ended September 30, 2001, decreased in relation to the same periods in 2000.  Increased borrowings on the bank line of credit during the third quarter resulted in the increased interest expense for the period.

            The Company has recognized no income tax expense in connection with its 2001 profits due to tax loss carryforwards.

            Due to the traditional year-end slowdown in the Company’s reservation/tourism business, the Company currently anticipates that it will operate at a loss during the fourth quarter of 2001.  The magnitude of the loss will depend in large part on the success of the Company’s efforts to secure additional InfoSpherix Commercial business during this period.

            The events of September 11, 2001, had no material impact on the operations of the Company during the third quarter of 2001 and no material impact is expected in the fourth quarter.

Liquidity and Capital Resources

            The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $1.5 million, subject to advance rates as defined in the Agreement.  Borrowings under the Agreement are collateralized by the Company’s accounts receivable.  The interest rate under the Agreement is the Bank’s prime rate.  As of September 30, 2001, outstanding borrowings under the Agreement aggregated $374,006 and the total unused balance available to the Company under the line of credit was $1,125,994.  The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios.  The Company was in compliance with the bank covenants as of September 30, 2001.  The line was renewed on October 31, 2001, and expires on June 30, 2002.

            Cash flow for the nine months ended September 30, 2001, reflects a net cash outflow of $1,018,000, consisting of $69,000 provided by operating activities, $1,029,000 used in investing activities, and $58,000 used in financing activities.  Cash flow from operating activities in 2001 decreased $2.3 million from those of the prior year primarily as a result of the increased accounts receivable.  The increased accounts receivable at September 30, 2001, reflects the seasonal nature of the growing ReserveSuite business.  Cash used in investing activities decreased by $787,000 as a result of a one-time $1.3 million purchase of telephone equipment in the prior year that was previously under capital and operating leases.  The investment in property and equipment during 2001 was primarily used to purchase computers and related technologies for long-term contracts.  Cash flow from financing activities decreased $4.0 million between years.  In the first quarter of 2000, $5.6 million was received from a private placement of common stock and warrants in a Regulation D sale; there were no new issuances of stock in 2001.

            Working capital as of September 30, 2001, was $7,824,000, which represents a $1,466,000 (23%) increase from working capital of $6,358,000 at December 31, 2000.

            The Company considers the upgrading of its information and telecommunications systems complete and adequate for the near term.  The Company anticipates that it has sufficient cash on hand to cover its continuing capital needs.  It is also anticipated that royalties on sales by Arla could begin in 2002.

            No dividends were paid in 2000 and none are anticipated in 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

            At September 30, 2001, the Company had approximately $54,000 of fixed-rate indebtedness and $374,000 in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

            Cash available for investment is typically invested in short term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

            Assuming the September 30, 2001, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $47,000.

Part II.  Other Information

Item 6.        Exhibits and Reports on Form 8-K

            There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 2001.

Signatures

            Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (formerly Biospherics Incorporated) (Registrant)

Date:	November 2, 2001	By:	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, Chief Executive Officer, and Treasurer