Form 10-K405
period 2001-12-31
SPHERIX INC
filed 2002-03-18
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .

Commission file number  0-5576

SPHERIX INCORPORATED

(formerly Biospherics Incorporated)

(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12051 Indian Creek Court, Beltsville, Maryland 20705
(Address of principal executive offices)

Registrant’s telephone number, including area code: 301-419-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.005 par value per share)
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of February 28, 2002, the aggregate market value of the voting stock was $84,749,179, of which $62,615,415 was held by non-affiliates of the Registrant, based on the closing price of the such stock, as quoted by NASDAQ on such date.

There were 10,759,068 shares of the Registrant’s Common Stock outstanding as of February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Spherix Incorporated definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Form 10-K.

PART I

Certain statements contained in this Form 10-K, including without limitation, statements containing the words “believes,” “estimates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect any events or developments.  See the Company’s Form 8-K filing dated March 26, 1999, for a more detailed statement concerning forward looking statements.

Item 1.  DESCRIPTION OF BUSINESS

General

Spherix Incorporated (the “Company” or “Registrant”), a Delaware corporation, was founded in 1967.  The Company name change from Biospherics Incorporated to Spherix Incorporated was approved at the Shareholder Meeting on May 15, 2001.  The Company consists of a Biotechnology Division (“BioSpherix”), a Commercial Information Services Division (“CISD”), a Government Information Services Division (“GISD”), and an Information Technology Division (“ITD”).  CISD, GISD and ITD are collectively referred to as  “InfoSpherix.”  The Company is managed along two (2) business segments, BioSpherix and InfoSpherix.

The principal executive offices of the Company are located at 12051 Indian Creek Court, Beltsville, Maryland 20705, and its telephone number is (301) 419-3900.  The Company’s internet website address is www.spherix.com.  The Company’s Common Stock trades on the NASDAQ National Market System under the symbol SPEX (formerly BINC).

BioSpherix Division

The BioSpherix Division is the Company’s biotechnology research and development arm, dedicated to developing proprietary products and services with a view toward economic commercial applications.  The Company has accumulated a number of patents on its products.

Tagatose as a Low-Calorie Bulk Sweetener.  BioSpherix has patented the use of a naturally occurring sugar, tagatose, as a full-bulk, low-calorie sweetener.  It is a true sugar that looks, feels, and tastes like table sugar.  Tagatose is present in small amounts in a number of foods, including dairy products.  The Company has been developing the product since receiving a patent for its use as a low-calorie sweetener in 1988, and two patents for its production process (1991 and 1992).

In January 1997, the Company completed a license agreement with MD Foods Ingredients amba (“MDFI”) of Denmark for the exclusive worldwide rights to manufacture, market, and distribute tagatose as a food and beverage ingredient in return for a non-refundable up-front payment and a royalty schedule based upon net sales of the sugar for these purposes.  In addition, MDFI has a right of first rejection to manufacture tagatose for drug use should Spherix, or a third party licensee of Spherix, develop and sell tagatose as a drug.  Spherix retains all other rights to tagatose, including drug use rights and rights to the use of tagatose as a sweetener or other functional ingredient in drugs and cosmetics such as toothpaste and mouthwash.  Spherix has patented the use of tagatose in treating Type 2 diabetes and other uses in health and medicine as outlined below.  MDFI has subsequently merged with the Swedish dairy and food products company, Arla, to form Arla Foods Ingredients (“Arla”).  Arla manufactures a wide variety of dairy products, foods and food ingredients.  The company ranks as one of the largest dairy products manufacturers in the world.  Arla operates cheese plants producing large amounts of whey as a by-product.  Whey is raw material for making tagatose.  Arla has stated that its resources for tagatose have been increased by the merger.

See accompanying notes to financial statements.

Total non-refundable payments of $2.5 million received from MD Foods included a $1 million advance against future royalties.  The Company will receive running royalties on commercial sales of tagatose.  Royalties are payable to the Company from Arla under the above-described license agreement dependent upon relevant existing or new U.S. patents, plus five years at a lesser rate.

To strengthen their cooperative efforts, the two companies established a Tagatose Advisory Committee to plan and review progress in bringing tagatose to its various world market sectors.  The Committee consists of three Arla representatives and one Company representative.  The Committee proposes strategies and actions, but has no authority to enforce such recommendations.

Arla plans to enter tagatose into the U.S. sweetener market first.  A panel of experts retained by Arla declared tagatose as Generally Recognized As Safe (“GRAS”) on April 11, 2001.  Based on the recommendation of the expert panel, the U.S. Food and Drug Administration (“FDA”) issued a “no objection” letter on October 25, 2001, permitting sale of tagatose in the U.S.  Arla has designed a commercial plant to manufacture tagatose.  Tagatose was recommended to its many member countries for use in foods by the Joint FAO/WHO Expert Committee on Food Additives (JECFA) panel in June 2001.  Arla reports that it has begun the approval process for tagatose in major European and other countries.  Arla also reported to the Company that the U.S. FDA has permitted labeling of tagatose as containing 1.5 kilocalories per gram.  This value, requested by Arla, will permit products containing tagatose to be termed “reduced calorie.”  The right to request a smaller reduced calorie rating in the future has been reserved.

The Company believes that tagatose will fill a market not currently accessible to other sweetener products.  That market may initially include health drinks, confections, ice cream, frozen desserts, diet sodas, cereals, and frosting.  Later, market applications may broaden to include chocolate candy, baked goods, heat-processed foods, other dairy products, and other products in which the full bulk of sugar is required.  Tagatose may also be used in pre-biotics, healthy drinks and foods, and dietary supplements.  Manufacturers have long sought a low-calorie, full-bulk substitute for table sugar in chocolate candy; however, none has been as successful in emulating the flavor of table sugar as has tagatose.  Unlike table sugar, tagatose has been shown to cause no tooth decay.  An unexpected market for tagatose was opened up in the soft drink industry by the discovery that tagatose is synergistic with the high intensity sweeteners used in diet sodas, thereby improving the taste and mouthfeel.

Tagatose has been found to be a pre-biotic, a substance that improves the digestion of food and is beneficial to health.  Pre-biotics are widely sold in Europe and Asia and are increasingly appearing in the U.S.

The Company obtained a Japanese patent (2000) on the method for the manufacture of tagatose it had patented in the U.S.  The Company believes this protection of its method to be significant because of the large potential market for tagatose in Japan.  The rights were conveyed to the Company’s licensee of tagatose for food use and, under the terms of the license agreement, this protects the royalty rate for tagatose sold in Japan.

The Company obtained a Finnish patent (2001) on the method for the manufacture of tagatose it had patented in the U.S.  The Company believes this protection of its method to be significant because of the large potential market for tagatose in Finland.  The rights were conveyed to the Company’s licensee of tagatose for food use, and, under the terms of the license agreement, this protects the royalty rate for tagatose sold in Finland for this purpose.

The Company has repeatedly expressed its concerns to Arla Foods about the pace and delays in the commercialization of tagatose by Arla.  Arla has indicated a desire to seek a partner to join in its tagatose efforts, preferably one with an existing plant, which could be quickly retrofitted to produce tagatose.

Any delays in the commercialization process reduce the period of time tagatose is afforded patent protection as well as the time royalties are payable by Arla under the license agreement.  The Company has and will continue to insist that Arla accelerate its commercialization activities in order to maximize royalties payable to the Company.

Further, the Company has from time to time had disputes with Arla concerning the appropriate interpretation of certain provisions of the license agreement.  The Company has attempted to negotiate the disputes with Arla.  The Company will continue to actively encourage the prompt commercialization of tagatose and will continue to attempt to resolve the license agreement issues.  However, there can be no assurance that the Company will be successful in these efforts.  Further delays may necessitate the Company pursuing product development on its own or in a joint venture and possibly bringing appropriate action concerning its licensee.

See accompanying notes to financial statements.

Among the tagatose rights retained by Spherix are:

Tagatose for Anemia and Hemophilia Treatment.  Tagatose has been shown to improve blood factors indicating that tagatose may be useful as a drug or drug adjuvant in the treatment of anemia and hemophilia.  The Company has received a patent for the use of tagatose against anemia and hemophilia (1999).

Tagatose as a Treatment for Type 2 Diabetes.  The Company has patented the use of tagatose as a treatment against Type 2 diabetes (1995).  Small Phase 1 and Phase 2 clinical trials at the University of Maryland School of Medicine have found tagatose effective as an adjuvant treatment of Type 2 diabetes.  In addition, all subjects lost weight at physician-approved rates.  Other than for initial laxation at high doses, accommodated in about two weeks, no untoward effects were found in any of the research.  In addition, the studies found that doses of tagatose, in the range of 10 to 75 grams per day, produced no rise in blood glucose or insulin levels in diabetic or normal subjects.  Tagatose taken before the consumption of glucose produced a blunting effect on the normally expected rise in blood glucose.

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

Tagatose as an Increased Fertility and Improved Fetal Development Drug.  The Company obtained a patent (2001) on the use of tagatose to increase the fertility of humans and other animals, to effect higher percentages of live fetuses, and to cause those fetuses to be heavier, still within normal bounds, than those of humans or other animals not having taken tagatose.

Tagatose as a Preservative of Human Organs.  The Company received a Notice of Allowance from the U.S. Patent Office in January 2002 for the use of tagatose in the transplanting and storage of human organs to protect against cyto-oxidation and toxic chemicals.

The Company is exploring the possibility of creating a joint venture for the non-food uses of tagatose and is also considering the construction of a pilot plant at its Beltsville facility.  The pilot plant, if built, will be used to improve on the Company’s patented tagatose production process, making full-scale production of tagatose for non-food uses more economical.  To further these goals, the Company has recently hired a Business Manager for the BioSpherix Division and a sales consultant.

Other patent rights include:

Method for Extending Lifetimes of Biodegradable Products.  The Company has filed for patents on a method to prevent or delay microbial degradation of a wide variety of products such as lotions, sun blocks and the like.

Safe-for-Humans Pesticides.  Sale of “FlyCracker®” for use in barns, pens, food processing plants, and other enclosed spaces began in March of 2000.  The active ingredient for this patented safe-for-humans pesticide is “food grade.”  It was developed for use against house flies, on which testing has been concentrated, but additional susceptible insects may include other types of flies, ants, mites, and related insects.  Safe pesticides were invented by the Company in response to the Environmental Protection Agency’s (“EPA”) initiative urging the development of alternatives to the “hard chemical” pesticides commonly used in agriculture and animal husbandry.  These chemicals are reported to be carcinogenic or otherwise toxic to humans, and pose a risk to consumers of food products containing traces, leading to their ban in some countries.  The increasing concern over pesticide hazards in foods and the general environment indicates a market for an economical and effective product that poses no human or environmental threat On January.12, 2001, the Organic Materials Review Institute (“OMRI”) accepted the Company’s application to list FlyCracker as “allowed” for use in organic livestock production farms, permitting the Company to sell FlyCracker under the “organic” label.

See accompanying notes to financial statements.

Prolongation of Fragrances.  In addition to plans for expanded research in the food and pharmaceutical uses of tagatose and safe pesticides, the Company will increase research in its patent-pending method for prolonging the lifetimes of fragrances in sun block, lotions and other cosmetic products.

Capital for Development.  While the products under development show promise, continued progress is dependent upon many factors, including, but not limited to, the Company’s having sufficient funds and resources to pursue them.  The $5 million raised from the February 2000 private placement is principally dedicated to increase the state of development, market penetration and sales of the products mentioned.

InfoSpherix Business Line

Commercial Information Services Division

CISD’s professional staff serves the needs of commercial clients.  The focus is on health, pharmaceutical, medical data, and clinical trials management services.  They range from inbound and outbound telesupport for information gathering and dissemination, to health-professional operated decision support systems servicing health organizations, to advanced data warehouse and data mart services.  CISD health services provide information to and for clients on a wide range of diseases and disabilities, disease prevention, and health education.  Areas of expertise include pharmaceutical drug and product lifecycle support (including product launch and recalls), direct-to-consumer, compliance, and clinical research support.  Programs are staffed by health professionals and other information specialists who are given extensive training and strict quality control guidelines.  The Company’s clients have included many of the major U.S. pharmaceutical companies, managed care organizations, clinical research organizations, and their advertising agencies.  Contracts with non-governmental parties are typically obtained following private negotiations.  Projects range from months to years in duration.

Government Information Services Division

GISD’s information professionals design and operate information centers providing information management and materials to the public on various socially beneficial subjects, as well as other information services, such as reservation and tourism.  GISD focuses on those clients who are looking to leverage technology in the ever advancing world of information management.  GISD researches, collects, organizes and disseminates information by providing customized information center services combining advanced data collection systems, expert decision support systems, tele-support utilizing live operators, and advanced telecommunication technologies like Interactive Voice Response (“IVR”).  GISD answers millions of calls annually from professionals and the public nationwide.  It operates two Maryland-based information centers (Beltsville and Cumberland, MD) that efficiently manage and track high volumes of data.  Coupling GISD’s expert staff with its advanced technologies results in an efficient and effective system to collect and disseminate large amounts of information.

The Company’s contract with the Federal Trade Commission (“FTC”) concluded on January 11, 2002.  In 2001, the FTC contract accounted for approximately $2.3 million in revenue or 11% of the total revenue for the year.

CISD and GISD accounted for 18% and 82% of the Company’s total revenues in 2001, respectively.  While contracts are numerous, most of CISD and GISD’s revenues traditionally have been generated by a few large commercial and government contracts.  See Note 1, “Concentrations,” of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-K.

Information Technology Division

ITD provides internal and external technical services including software engineering, telecommunications, network infrastructure, web development, and all other services of a computer or information systems technology nature.  ITD has engineered the Computer Telephony Integration (“CTI”) System, ReserveSuite, HealthSuite, and InfoSuite that have been used to deliver services via CISD and GISD.  Historically and strategically, services and products of ITD are utilized and/or delivered via the other operating Divisions, although it will now be marketed as a

See accompanying notes to financial statements.

direct revenue generator as well.  Spherix has strengthened its information technology stance via partnerships with Oracle Corporation and Microsoft in the areas of software and database engineering, as well as network engineering and implementation.  ITD focuses on commercial and government business of an information technology nature, providing consulting, integration, and support services, as well as product development, both internally and commissioned.  ITD has provided industry award-winning E-Business solutions, a core competency exploited on the majority of its endeavors.

Government Contracts

Government contract awards are, from time to time, subject to protest proceedings by competitive bidders.  As of December 31, 2001, no awards were under protest.  Government contracts typically have terms and conditions which, while providing annual or multi-year terms, subject them to termination upon convenience or default.

Industry Segments

See Note 12, “Information by Business Segment,” of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-K for industry segment information of the Company, which information is incorporated herein by reference.

Market Concentration

During 2001, 2000, and 1999, InfoSpherix contributed 100%, 99%, and 99% of total Company revenue.  The Company’s business operations are usually dependent upon substantial revenue from a select group of customers.  In 2001, 2000, and 1999, revenue from the following customers accounted for more than 10% of total Company revenues:

2001	2000	1999
U.S. Government	U.S. Government	U.S. Government
State of Michigan	Pfizer	Parke-Davis
State of Maryland	McKesson HBOC-PPG

It is currently expected that revenue from the U.S. Government, the State of Michigan, and the State of Maryland will each account for more than 10% of total Company revenues in 2002.

Patents and Trademarks

The Company has established a strong worldwide patent position for tagatose.  These patents include an economical process for the manufacture of tagatose. The Company’s 1988 U.S. patent for the use of tagatose as a low-calorie sweetener/bulking agent has subsequently been obtained or filed in many countries.  The Company developed a proprietary method for manufacture of tagatose that is protected by two U.S. patents, issued in 1991 and 1992, also filed in many other countries.

In January 2002, a Notice of Allowance was received from the U.S. Patent Office covering the use of tagatose in preserving human transplant organs.

In May 2001, patent coverage was received for the use of tagatose in improving fertility and fetal development.

In April 2001, a Finnish patent was awarded to the Company for its process to manufacture tagatose.

In 2001, a patent application was filed for use of tagatose in promoting cardiovascular health.

In 2001, a patent application was filed for the use of tagatose as an anti-biofilm agent.

In December 2000, a Japanese patent was awarded to the Company for its process to manufacture tagatose.

See accompanying notes to financial statements.

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

In November 1992, a U.S. patent was awarded to the Company for its safe-for-humans pesticide, FlyCracker.  In December 1997, the Company received a U.S. patent on another safe-for-humans pesticide, WingDinger™.  The Company has also applied for foreign patents for these products.

With respect to all of its inventions, the Company has received approximately 130 patents, including foreign issues.  It has several patents pending and many additional invention disclosures.  In addition to its strong patent position, the Company relies on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

Royalties are payable to the Company from Arla under the above-described license agreement dependent upon relevant existing or new U.S. patents, plus five years at a lesser rate.

The Company has trademarked its name, “Spherix,” and “ReserveWorld,” its reservation system.  The Company received a U.S. trademark for “FlyCracker” in 2001, and has applied for a trademark for “WingDinger.”

Seasonality

Revenues from reservation and tourism services are greatest in the spring and summer when vacation planning is the heaviest.  Revenues from other sources tend to be more evenly spread throughout the year, although the fourth quarter is historically the low period of the year.

Sales Backlog

Sales backlog at December 31, 2001 and 2000, were as follows ($000s):

	December 31, 2001			December 31, 2000
	Current	Non-Current	Total	Current	Non-Current	Total
GISD	$12,687	$7,502	$20,189	$10,428	$8,732	$19,160
CISD	60	–	60	558	191	749
BioSpherix	–	1,000	1,000	–	1,000	1,000
	$12,747	$8,502	$21,249	$10,986	$9,923	$20,909

It is anticipated that substantially all of the current GISD and CISD 2001 year-end backlog will be completed in 2002.  New backlog is expected through constantly on-going sales efforts.

Competition

The information systems industry is subject to rapid and significant technological change.  The Company is in competition with other information services companies across the Nation.  Many of these competitors have substantially greater financial and technical resources than the Company.  While acknowledging strong competition from other information services firms, the Company has developed a specialized niche by concentrating on high quality, personalized service combined with computerization for efficiency and cost-effectiveness.  The Company has established a reputation for rapidly starting up information projects to meet its clients’ critical needs, while not compromising high quality and reasonable pricing.  Over the past four years, the Company has invested over $2 million in state-of-the-art CTI systems and over $2 million in the development of specialized computer software products to improve its competitive position.

See accompanying notes to financial statements.

Competitors of BioSpherix are numerous and include, among others, major pharmaceutical, chemical, consumer, and biotechnology companies, specialized firms, universities and other research institutions.  There can be no assurance that the Company’s competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company’s technology and potential products obsolete and noncompetitive.  Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company.

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

Research and Development

BioSpherix expenditures for research and development were approximately $390,000, $281,000, and $344,000 in 2001, 2000, and 1999, respectively.  These expenditures were incurred primarily in the ongoing efforts to commercialize tagatose, including its development for drug uses, and to develop the Company’s safe-for-humans pesticides.  The efforts to support Arla were reimbursed by Arla in 1999.  Plans for 2002 and beyond include increased spending for marketing and sales of FlyCracker based on its highly favorable reception when it was introduced.  The Division has also begun development of its tagatose manufacturing process to improve its economics for the non-food uses retained by Spherix.  Construction of a pilot plant is being contemplated with the objective of improving on the Company’s patented process to make it more economical for full-scale production of tagatose for non-food uses.

Governmental Regulation

The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements.  Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws.  The Company has not incurred significant expense in complying with such laws and does not anticipate material expense.

Environment

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on the Company’s financial position, net income, capital expenditures or competitive position.

Employees

In 2001, the Company employed an average of 356 persons on a full- or part-time basis.  Of this total, approximately 228 were full-time employees.  The Company’s employees are not currently unionized, and management believes that its relations with the Company’s employees are harmonious.

Geographic Areas

InfoSpherix’s business is and has been based in the United States.  Accordingly, InfoSpherix revenues are entirely from U.S.-based operations.

BioSpherix’s licensee for tagatose’s food use, Arla, is located in Europe.  Arla intends to introduce tagatose to U.S. markets first, prior to worldwide distribution.  Sales of FlyCracker have occurred only in the U.S., but international sales are being pursued.

See accompanying notes to financial statements.

Item 2.     DESCRIPTION OF PROPERTY

In November 1997, the Company signed a new lease agreement effective May 1, 1998, for 51,625 square feet of office, call center, research labs, and warehouse space in the same Beltsville, Maryland, facility previously occupied, under the terms of a lease that expires on February 28, 2009.  This facility contains corporate administration, human resources, accounting, sales and marketing, technical services, research labs, warehousing, and call center operations for both InfoSpherix and BioSpherix segments.  The Company currently leases approximately 16,000 square feet of space for its GISD telesupport services in Cumberland, Maryland.

Throughout 2001, the Company operated at approximately 64% and 58% of productive capacity at the Beltsville and Cumberland facilities, respectively.

Item 3.     LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 9 “Commitments and Contingencies” of the Notes to Financial Statements included herein pursuant to Part II of this Form 10-K.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2001 to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol SPEX.  No cash dividends have been paid.  The Company’s loan agreement with its bank does not expressly restrict the payment of dividends; however, no such payments are anticipated in the near future.

As of February 15, 2002, the number of shareholders of record of the Company’s common stock was approximately 6,200.  The following table states the high and low sales prices of the Company’s common stock for each quarter during the two year period ended December 31, 2001, as reported on the NASDAQ National Market System:

	High		Low
1st Quarter 2001	$8.625		$5.000
2nd Quarter 2001	$11.400		$6.750
3rd Quarter 2001	$11.740		$5.198
4th Quarter 2001	$11.767		$6.250

1st Quarter 2000	$15		$5	(1/4)
2nd Quarter 2000	$10	(11/16)	$4	(3/4)
3rd Quarter 2000	$7	(31/32)	$4	(7/32)
4th Quarter 2000	$7	(3/32)	$4	(3/8)

In late February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the “Investor”).  Such offering was exempt from registration requirements under the Securities Act of 1933 pursuant to the private offering exemption.  Each unit consisted of one share of Common Stock and one

See accompanying notes to financial statements.

and one-half (1½) warrants with an exercise price of $6.91 per share (the “Warrant”).  The Warrant is exercisable throughout a four year period.  The Company has registered the shares sold and the shares covered by the Warrant on Form S-3 (Registration No. 333-32504).  Private offerings with the same Investor were also conducted in 1997 and 1999.

During 2000, warrants for the purchase of 50,100 and 50,000 shares, at $4.00 and $6.40, respectively, of the Company’s Common Stock were exercised, resulting in proceeds of $520,425.  Additional warrants issued in connection with the 1997, 1999 and 2000 offerings for the purchase of 325,000, 1,085,973 and 250,000 shares at $6.40, $6.91, and $8.00, respectively, are outstanding at December 31, 2001.

In connection with the above-described private placements, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor to sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock.

Item 6.     SELECTED FINANCIAL DATA

	2001	2000	1999	1998	1997
Revenue	$19,937,461	$17,034,694	$12,698,412	$16,013,897	$13,639,319

Net income (loss)	$567,823	$591,070	$(5,205,097)	$(1,980,594)	$(141,852)

Net income (loss) per share, diluted	$0.05	$0.06	$(0.55)	$(0.23)	$(0.02)

Total assets	$13,240,928	$13,451,258	$8,555,609	$11,634,238	$11,259,075

Long-term debt obligations	$104,190	$358,411	$1,490,765	$2,229,664	$1,517,954

Cash dividends declared per common share	$–	$–	$–	$–	$–

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—2001 Compared with 2000

The Company reported net income of $568,000 ($0.05 per diluted share) on sales of $19,937,000 for the year ended December 31, 2001, compared with a net income of $591,000 ($0.06 per diluted share) on sales of $17,035,000 for the year ended December 31, 2000.

The Company operates via two (2) principal segments, InfoSpherix and BioSpherix.

InfoSpherix revenue for 2001 was $19,881,000 compared to $16,885,000 in 2000.  The $2,996,000 (18%) increase was primarily a result of the growth of the reservation business and the government information services in addition to a wage determination settlement with the General Services Administration (“GSA”).  Approximately $1.7 million of the increase between years was a result of the new Michigan and Delaware reservation contracts and new business under the Maryland Information Center contract, net of the loss of the Federal Information Center contract, which concluded in October 2000, and a reduction in Commercial revenue between years.  The decrease in commercial revenue between years is the result of a significant short-term pharmaceutical contract that benefited 2000 and two long-term contracts that concluded in the first quarter of 2001.  In 2001, the Company received approximately $1.3 million in revenue and recognized a related expense of $2.1 million, in settlement of a U.S. Department of Labor Administrative Review Board (“ARB”) decision concerning the Company’s liability for wages and fringe benefits under two contracts that the Company was awarded by the GSA, a Federal Government agency.  Under the settlement agreement, GSA

See accompanying notes to financial statements.

reimbursed the Company $1.3 million for wages and fringe benefits (other related costs are not reimbursable), and the Company agreed to pay retroactive wages and benefits to certain labor categories in accordance with the Service Contract Act.  These funds were disbursed on April 18, 2001, to the affected employees.

The following schedule summarizes the break-down of InfoSpherix revenue between government and commercial contracts (in $000s):

	For the Year Ended December 31
	2001	2000
Government	$16,347	$10,009
Commercial	3,534	6,876
	$19,881	$16,885

The Company’s business development group is targeting the commercial pharmaceutical segment, the government information center and technology segments, and the ReserveSuite product and services segment, for continued growth.  Currently the Company is negotiating on contracts along these business segments, although no assurance can be given that these efforts will result in new business for the Company.

The Company’s Federal Trade Commission (“FTC”) contract concluded on January 11, 2002.  In 2001, the FTC contract accounted for approximately $2.3 million in revenue or 11% of the total revenue for the year.  The Company expects the revenue loss from the FTC contract to be offset by increases from the Company’s reservation contracts as well as additional government business the Company anticipates obtaining in 2002.  The Company’s Federal Information Center (“FIC”) contract, through the General Services Administration, concluded on October 13, 2000.  In 2000, the FIC contract accounted for approximately $2.7 million in revenue or 16% of total revenue for the period.

Certain of the Company’s commercial contracts provide, from time to time, pharmaceutical and medical information for a specific drug or product.  The success of a particular drug or product will often determine whether the Company’s contract is extended or renewed.   Sales and marketing efforts are directed to re-establish and increase the Company’s share of commercial business in response to the high level of public interest in health information.  Focus has been placed on the pharmaceutical companies’ drug development and launch support as a product, as opposed to the single drug approach of previous years.

Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  For example, in the first quarter of 2000, the Company obtained and substantially performed a pharmaceutical contract, which accounted for approximately 15% of the Company’s revenue in 2000.

BioSpherix revenue for 2001 was $56,000 compared to $150,000 in 2000.  The $94,000 (63%) decrease in revenue was as a result of a one-time sale in 2000 of a specialty carbohydrate manufactured by the Division.  Sales of FlyCracker were $41,000 in 2001, compared to $11,000 in 2000.  The Company has recently hired a Business Manager of the BioSpherix Division, two sales persons and a consultant to promote commercialization of FlyCracker and the non-food uses of tagatose.  Commercialization of tagatose will focus on its use in toothpaste, mouthwash, over-the-counter drugs, pharmaceuticals and other products to which the Company retains rights.  The Company is exploring the possibility of constructing a tagatose pilot plant at its Beltsville facility in order to interest an industrial process firm in a joint venture to produce commercial quantities of tagatose to sell under Spherix’s non-food retained rights.

Selling, general and administrative expense (“S,G&A”) for 2001 was consistent with that of the prior year.

Depreciation and amortization expense for 2001 was $1,425,000 compared to $1,315,000 in 2000, resulting in an increase of $110,000 (8%).

Interest income (expense) net in 2001 was $114,000, compared to $180,000 in 2000.  The $66,000 (37%) decrease was the result of the decline in interest rates during 2001.

See accompanying notes to financial statements.

The Company recognized no income tax expense in connection with its 2001 profits due to its tax loss carryforwards.

The Company’s sales backlog as of December 31, 2001, was $21,249,000 compared to $20,909,000 as of December 31, 2000.

Results of Operations—2000 Compared with 1999

The Company reported net income of $591,000 ($0.06 per diluted share) on sales of $17,035,000 for the year ended December 31, 2000, compared with a net loss of $5,205,000 ($0.55 per share) on sales of $12,698,000 for the year ended December 31, 1999.

InfoSpherix revenue for 2000 was $16,885,000, compared to $12,568,000 in 1999.  The $4,317,000 (34%) increase was primarily a result of the creation of the Company’s business development group which generated new commercial and government business.  The following schedule summarizes the break-down of InfoSpherix revenue between government and commercial contracts (in $000s):

	For the Year Ended December 31
	2000	1999
Government	$10,009	$8,974
Commercial	6,876	3,594
	$16,885	$12,568

BioSpherix revenue for 2000 was $150,000, compared to revenue of $130,000 in 1999.  The $20,000 (15%) increase in revenue was as a result of the sale of a specialty carbohydrate manufactured by the Division net of the effect of reduced R&D funding from Arla as a result of the completion of the technical support services provided to Arla.

Selling, general and administrative expense (“S,G&A”) for 2000 was $3,940,000, compared to $3,674,000 in 1999.  The increase of  $266,000 (7%) was the result of increased marketing expenditures.

Depreciation and amortization expense for 2000 was $1,315,000, compared to $1,741,000 in 1999.  The decrease of  $426,000 (24%) was the result of $2 million in assets that the Company wrote-down in 1999.

Interest income (expense) net in 2000 amounted to $180,000 of income, compared to a net expense of $211,000 in 1999.  The $391,000 increase was the result of increased interest revenue earned on funds received in connection with the private placement, along with decreased borrowing on the bank line of credit and the related decrease in the rate of interest charged by the bank.

The Company recognized no income tax expense in connection with its 2000 profits due to its tax loss carryforwards.

The Company’s sales backlog as of December 31, 2000, was $20,909,000 compared to $15,632,000 as of December 31, 1999.  The increase in backlog between years is a result of the addition of new Government contracts.

Liquidity and Capital Resources

The Company renewed its Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) on October 31, 2001, which provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement.  Outstanding borrowings under the Agreement aggregated $212,856 at December 31, 2001, and are collateralized by the Company’s eligible accounts receivable.  The interest rate under the agreement is the Bank’s prime rate.  The total amount available to the Company was $1,245,086 under the Agreement at December 31, 2001.  The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios.  The Company was in compliance with the bank covenants as of December 31, 2001.  The line expires on June 30, 2002, but the Company anticipates that the line will be renewed in 2002.  However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2002.

See accompanying notes to financial statements.

Cash flow for the year ended December 31, 2001, reflects a net cash inflow of $1,032,000 consisting of $2,428,000 provided by operating activities, $1,271,000 used in investing activities, and $125,000 used in financing activities.  Cash flow from operating activities in 2001 increased $731,000 from those of the prior year as a result of the reduction in the accounts receivable balance between years.  The reduction in the accounts receivable is primarily related to the increasing seasonal nature of the Company’s revenue stream.  Investment in property and equipment decreased by $646,000 as a result of the adequacy of our existing information and telecommunications systems to service the Company’s current business demands.  These investments were financed through the net proceeds from operations.

Working capital as of December 31, 2001, was $7,139,000, which represents a $781,000 increase from working capital of $6,358,000 at December 31, 2000.  The increase in working capital is principally due to the positive cash flow from operations.

The Company is considering the construction of a pilot tagatose production plant at its Beltsville facility and also intends to add a back-up generator for all operations at this same facility.  The Company is anticipating sufficient cash flow from operating activities during 2002 to cover its continuing capital needs to start new contracts and maintain existing programs as well as a routine and consistent upgrading of its information and telecommunication systems.  No dividends were paid in 2001 and none are anticipated in 2002.

Quantitative and Qualitative Disclosures About Market Risk

The Company manages its debt and its available cash by considering available investment opportunities, risks, tax consequences and overall financing strategies.

At year-end 2001, the Company had approximately $39,000 of fixed-rate indebtedness and approximately $213,000 of variable-rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming year-end 2001 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $63,000.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.”  SFAS 141 eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method.  The elimination of the pooling of interests method is effective for transactions initiated after June 30, 2001.  The remaining provisions of SFAS 141 will be effective for transactions accounted for, using the purchase method, that are completed after June 30, 2001.  The Company believes that the adoption of SFAS 141 will not have a material impact on the financial position or the results of operations of the Company.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets,” which supercedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.  SFAS 142 will apply goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date.  SFAS No. 142 is effective for fiscal year 2002; however, earlier application is permitted.  The Company believes that the adoption of SFAS 142 will not have a material impact on the financial position or the results of operations of the Company.

See accompanying notes to financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for obligations of a lessee in connection with leased property.  Entities are required to recognize the fair value of a liability for an asset retirement obligation in the period in which a reasonable estimate of fair value can be made.  SFAS 143 is effective for fiscal year 2003; however, earlier application is encouraged.  The Company believes that the adoption of SFAS 143 will not have a material impact on the financial position or the results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in SFAS No. 121.  SFAS 144 is effective for fiscal year 2002; however, earlier application is encouraged.  The Company believes that the effect of adoption of SFAS No. 144 will not have a material effect on the Company’s financial position or the results of operations of the Company.

See accompanying notes to financial statements.

Item 8.     FINANCIAL STATEMENTS

Financial statements and supplementary data required by this Item 8 follow.

See accompanying notes to financial statements.

Report of Independent Certified Public Accountants

Board of Directors

Spherix Incorporated

We have audited the accompanying balance sheets of Spherix Incorporated (the “Company”) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spherix Incorporated as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Vienna, Virginia
February 20, 2002

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenue	$19,937,461	$17,034,694	$12,698,412

Operating expense
Direct contract and operating costs	13,639,601	11,087,899	9,621,882
Selling, general and administrative expense	4,029,222	3,939,702	3,673,635
Research and development expense	390,156	281,084	343,880
Depreciation and amortization expense	1,424,714	1,314,962	1,740,511
Write-down of impaired assets	–	–	2,012,225
Total operating expense	19,483,693	16,623,647	17,392,133

Income (loss) from operations	453,768	411,047	(4,693,721)

Interest income (expense), net	114,055	180,023	(211,376)

Income (loss) before taxes	567,823	591,070	(4,905,097)
Income tax expense	–	–	300,000

Net income (loss)	$567,823	$591,070	$(5,205,097)

Net income (loss) per share, basic	$0.05	$0.06	$(0.55)
Net income (loss) per share, diluted	$0.05	$0.06	$(0.55)

Weighted average shares outstanding, basic	10,735,812	10,499,628	9,433,295
Weighted average shares outstanding, diluted	11,080,176	10,559,794	9,433,295

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

As of December 31, 2001 and 2000

	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$6,582,203	$5,549,866
Restricted cash	–	500,000
Trade accounts receivable, net of allowance for doubtful accounts of $35,000 and $75,000	1,521,241	2,121,747
Other receivables	71,914	220,855
Prepaid expenses and other assets	675,979	450,982
Total current assets	8,851,337	8,843,450

Property and equipment, net of accumulated depreciation of $4,305,381 and $3,647,404	4,163,224	4,457,841
Patents, net of accumulated amortization of $139,968 and $115,643	226,367	149,967
Total assets	$13,240,928	$13,451,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$212,856	$386,274
Accounts payable and accrued expenses	339,546	742,830
Accrued salaries and benefits	1,076,568	974,844
Notes payable	38,595	200,177
Capital lease obligations	44,576	70,570
Deferred revenue	–	111,161
Total current liabilities	1,712,141	2,485,856

Notes payable	–	33,082
Capital lease obligations	21,019	54,582
Deferred rent	122,155	161,483
Deferred compensation	194,493	136,308
Deferred revenue	1,000,000	1,000,000
Total liabilities	3,049,808	3,871,311

Commitments and contingencies

Redeemable common stock, 2,761,507 and 2,856,540 shares at December 31, 2001 and 2000, respectively	668,190	679,208

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.005 par value, 50,000,000 shares authorized; 10,790,170 and 10,784,045 issued, 10,737,568 and 10,735,331 outstanding, of which 2,761,507 and 2,856,540 shares are classified as redeemable common stock at December 31, 2001 and 2000, respectively	40,143	38,539
Paid-in capital in excess of par value	14,222,739	14,147,749
Treasury stock, 52,062 and 48,714 shares, at cost at December 31, 2001 and 2000, respectively	(350,097)	(327,976)
Accumulated deficit	(4,389,855)	(4,957,573)
Total stockholders’ equity	9,522,930	8,900,739
Total liabilities and stockholders’ equity	$13,240,928	$13,451,258

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2001, 2000 and 1999

			Paid-in			Retained Earnings

	Common Stock		Capital in	Treasury Stock		(Accumulated	Stockholders’
	Shares	Amount	Excess of Par	Shares	Amount	Deficit)	Equity
Balance, December 31, 1998	8,973,691	$28,801	$4,912,744	40,606	$(267,369)	$(331,428)	$4,342,748

Issuance of common stock
Exercise of employee stock options	130,298	652	396,677	–	–	–	397,329
Exercise of stock warrants	677,499	3,387	2,894,109	–	–	–	2,897,496
Cost of stock issuance	–	–	(17,768)	–	–	–	(17,768)
Issuance of treasury stock in payment of expenses	–	–	–	(6,768)	48,315	(6,290)	42,025
Net reclassification for redeemable common stock	–	796	(222,423)	–	–	–	(221,627)
Net loss	–	–	–	–	–	(5,205,097)	(5,205,097)
Balance, December 31, 1999	9,781,488	33,636	7,963,339	33,838	(219,054)	(5,542,815)	2,235,106

Issuance of common stock
Sale of common stock in private placement	723,982	3,620	4,996,380	–	–	–	5,000,000
Exercise of employee stock options	178,475	892	844,033	–	–	–	844,925
Exercise of stock warrants	100,100	501	519,925	–	–	–	520,426
Cost of stock issuance	–	–	(44,167)	–	–	–	(44,167)
Acquisition of treasury stock in connection with option exercises	–	–	–	17,966	(132,499)	–	(132,499)
Issuance of treasury stock in payment of expense	–	–	–	(3,090)	23,577	(5,828)	17,749
Net reclassification for redeemable common stock	–	(110)	(131,761)	–	–	–	(131,871)
Net income	–	–	–	–	–	591,070	591,070
Balance, December 31, 2000	10,784,045	38,539	14,147,749	48,714	(327,976)	(4,957,573)	8,900,739

Issuance of common stock
Exercise of employee stock options	6,125	30	43,296	–	–	–	43,326
Cost of stock issuance	–	–	(10,140)	–	–	–	(10,140)
Purchase of treasury stock	–	–	–	4,000	(22,975)	–	(22,975)
Issuance of treasury stock in payment of expense	–	–	–	(112)	854	(105)	749
Issuance of options	–	–	32,390	–	–	–	32,390
Net reclassification for redeemable common stock	–	1,574	9,444	–	–	–	11,018
Net income	–	–	–	–	–	567,823	567,823
Balance, December 31, 2001	10,790,170	$40,143	$14,222,739	52,602	$(350,097)	$(4,389,855)	$9,522,930

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities
Net income (loss)	$567,823	$591,070	$(5,205,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,424,714	1,314,961	1,740,511
Provision for uncollectible accounts receivable	(40,000)	(125,000)	55,000
Loss on disposal or write-down of assets	5,949	25,484	2,037,341
Treasury stock issued in payment of expenses	749	17,749	42,025
Changes in assets and liabilities:
Trade accounts receivable	640,506	(380,735)	(28,192)
Other receivables	148,941	(71,706)	61,039
Prepaid expenses and other assets	(224,997)	11,249	81,204
Deferred income taxes	–	–	300,000
Accounts payable and accrued expenses	(35,629)	132,535	(165,997)
Income taxes payable	–	–	–
Deferred rent	33,010	45,329	9,231
Deferred compensation	18,237	136,308	–
Deferred revenue	(111,161)	–	(33,643)

Net cash provided by (used in) operating activities	2,428,142	1,697,244	(1,106,578)

Cash flows from investing activities
Purchases of property and equipment	(1,170,322)	(1,887,828)	(1,432,487)
Additions to patent costs	(100,725)	(28,999)	(22,360)

Net cash used in investing activities	(1,271,047)	(1,916,827)	(1,454,847)

Cash flows from financing activities
Net change on bank line of credit	(173,418)	(891,579)	129,848
Restricted cash under bank line of credit	500,000	–	(500,000)
Net change in book overdraft	(193,686)	(144,177)	(458,134)
Proceeds from notes payable	–	–	198,491
Payments on notes payable	(194,664)	(607,457)	(543,849)
Payments on capital lease obligations	(73,201)	(213,303)	(393,541)
Proceeds from issuance of common stock	43,326	6,232,852	3,286,675
Purchase of treasury stock	(22,975)	–	–
Cost of issuance of common stock	(10,140)	(44,167)	(9,619)

Net cash (used in) provided by financing activities	(124,758)	4,332,169	1,709,871

Net increase (decrease) in cash and cash equivalents	1,032,337	4,112,586	(851,554)
Cash and cash equivalents, beginning of year	5,549,866	1,437,280	2,288,834

Cash and cash equivalents, end of year	$6,582,203	$5,549,866	$1,437,280

Supplemental cash flow information
Income taxes refunded	$–	$151,312	$16,943
Interest paid	$83,160	$143,903	$290,284
Property and equipment financed by capital leases	$13,644	$–	$–
Property and equipment financed by accounts payable	$–	$72,245	$120,162

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

1.             Summary of Significant Accounting Policies

Nature of Business

Spherix Incorporated was founded in 1967, is incorporated in Delaware, and maintains two facilities in Maryland.  The Company consists of a Biotechnology Division (“BioSpherix”), a Commercial Information Services Division (“CISD”), a Government Information Services Division (“GISD”), and an Information Technology Division (“ITD”).  CISD, GISD and ITD are collectively referred to as  “InfoSpherix.”  BioSpherix is dedicated to research, development, and productization of proprietary products.  CISD and GISD operate information center services providing consulting, information management, and materials management to the public as well as reservation and tourism solutions.  ITD provides software engineering, telecommunications, network infrastructure, internet provision, and other computer system services via CISD and GISD.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2001, the Company had approximately $6.5 million invested in treasury funds with a maturity of three months or less, that are included as cash and cash equivalents.

Concentrations

At December 31, 2001, two major contracts constituted 63% of the trade accounts receivable, the components of which were 33% and 30%.  No other single contract was greater than 10% of total trade accounts receivable.  Receivables from Federal and state agencies represented 91% of the total trade accounts receivable.  The Company’s contract with the Federal Trade Commission (“FTC”) concluded on January 11, 2002.  The FTC contract accounted for approximately $2.3 million in revenue or 11% of the total revenue for the year 2001.

Use of Estimates and Assumptions

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  Accordingly, actual results could differ from those estimates and assumptions.

Property and Equipment and Depreciation

Property and equipment are stated at cost and consist of office furniture and equipment, computer hardware and software, leasehold improvements, and capital leases.  Computer hardware and software include the cost of internally developed software programs, which have long-term benefits.  It is the Company’s policy to capitalize software developed for internal use.  The Company computes depreciation and amortization under the straight line method over the following estimated useful lives of the related assets.

Office furniture and equipment	3 to 10 years
Computer hardware and software	3 to 5 years

Leasehold improvements are depreciated or amortized over the lesser of the term of the related lease or the estimated useful lives of the assets (generally 5 to 10 years).  Major additions, improvements and renewals are capitalized and ordinary repairs, maintenance, and renewals are expensed in the year incurred.  Gains or losses from the sale or retirement of property and equipment result from the difference between sales proceeds (if any) and the assets’ net book value, and are recorded in the Statement of Operations.

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

Long-Lived Assets

The Company assesses the potential impairment of long-lived assets, when events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company recorded an impairment loss on software technologies of $2,012,225 and a loss in connection with the disposal of obsolete assets of $25,116 in association with computer hardware and software technologies in 1999 (see Note 4).  The Company uses an estimate of its future undiscounted cash flows to evaluate whether the long-lived assets are recoverable.  The amount of impairment, if any, is measured based on projected discounted cash flows.

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

License Fees and Advance Royalties

License fees and royalties are recognized as revenue over the fixed term of the contract.  Non-refundable fees are recognized when they are earned in accordance with the applicable contractual terms.  Payments received that are related to future performance are deferred and recorded as revenue as they are earned over contractually specified future performance periods.  See Note 9.  Pursuant to the contractual terms, the advance will be recovered and therefore recognized as revenue at the rate of 50% of such future royalties.  As commercialization of the products subject to the royalties is not expected until the year 2003, the deferred revenue has been classified as noncurrent.

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

Fair Value Information

The estimated fair value of the Company’s financial instruments, which include cash, receivables, accounts payable, long-term notes payable, and short-term notes payable reported in the balance sheet, approximate their carrying value given their short maturities.  The carrying value of long-term debt approximates its fair value since interest on the debt is at a market rate.

Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has been at market price, no compensation cost has been recognized, with the exception of approximately $32,000 of compensation expense incurred in 2001 as a result of extending the life of certain option grants.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

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

	2001	2000	1999
Weighted average shares outstanding, basic	10,735,812	10,499,628	9,433,295
Weighted average dilutive common stock equivalents	344,364	60,166	–
Weighted average shares outstanding, diluted	11,080,176	10,559,794	9,433,295

2.             Allowance for Doubtful Accounts

Balance, December 31, 1998	$145,000
Write-off of uncollectible accounts	(151,000)
Valuation adjustment	206,000
Balance, December 31, 1999	200,000
Write-off of uncollectible accounts	(156,000)
Valuation adjustment	31,000
Balance, December 31, 2000	$75,000
Write-off of uncollectible accounts	(1,236)
Valuation adjustment	(38,764)
Balance, December 31, 2001	$35,000

3.             Property and Equipment

The components of property and equipment as of December 31, 2001, at cost are:

	2001	2000
Computer software	$2,795,267	$2,363,919
Computer hardware	4,441,411	4,555,263
Office furniture and equipment	416,260	388,532
Leasehold improvements	306,805	302,313
Capital leases	508,862	495,218
Total cost	8,468,605	$8,105,245
Accumulated depreciation and amortization (including capital lease accumulated depreciation of $392,337 and $264,346)	(4,305,381)	(3,647,404)
Property and equipment, net	$4,163,224	$4,457,841

4.             Write-down of Impaired Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the estimated remaining life in measuring whether the assets are recoverable.  During the fourth quarter of 1999, the Company wrote-down approximately $2 million of capitalized software and computer technology.  The write-down included $648,000 for InfoSuite, $633,000 for HealthSuite, and $731,000 for ReserveSuite/CTI.  InfoSuite is a database and search-engine product, client-server based in Oracle and Web-enabled, used to handle large volumes of data, categorize and cross-reference data, perform expert searches, present results of data searches, and other various related functions.  HealthSuite is an advanced database management product for clinical management, clinical demographics, demand management, disease management, algorithmic expert system functions, and other related capabilities.  ReserveSuite is a comprehensive system for reserving elements of an inventory, reporting and full management capability, client server based in Oracle as well as Web-enabled.  Computer Telephony Integration (“CTI”) is a technology that enables the integration of telephone systems and complex computer systems.  The write-downs were a result of changes made to the Company’s marketing plan in the fourth quarter of 1999, and approved by the Board of Directors in February 2000.  Despite efforts to market these products throughout 1999, management acknowledged the lack of sufficient historical and forecasted sales.  The absence of dependable sales leads related to these assets and the progressive shifting of the Company’s marketing efforts towards the pharmaceutical business and BioSpherix products in 1999, caused uncertainty that sufficient future cashflows would be obtained to justify the value of these assets on the books.  These assets were therefore revalued in the fourth quarter of 1999 under the guidelines of FAS 121.  Based on the Company’s expectation of future discounted net cash flows from these assets, these assets were written-down to their expected realizable value of $1.6 million.  There were no additional write-downs in 2000 or 2001.

5.             Debt

Line of Credit

The Company renewed its Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) on October 31, 2001, which provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement.  Outstanding borrowings under the Agreement aggregated $212,856 at December 31, 2001, and are collateralized by the Company’s eligible accounts receivable.  The interest rate under the new agreement is the Bank’s prime rate.  The total amount available to the Company was $1,245,086 under the Agreement at December 31, 2001.  The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios.  The Company was in compliance with the bank covenants as of December 31, 2001.  The line expires on June 30, 2002, but the Company anticipates that the line will be renewed on or before that time.  However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2002.

Notes Payable to Bank

On May 31, 1997, the Company entered into an Equipment Line of Credit Agreement (“Equipment Line”) with the Bank to assist in financing equipment purchases related to new contracts.  The Equipment Line consists of a series of loans for the acquisition of computer hardware and telecommunication equipment not to exceed a maximum aggregate amount of $1 million.  Additional terms include repayment of each loan in thirty-six (36) equal monthly installments at a fixed interest rate equal to the Treasury Index plus 275 basis points (8.75%) at the time of loan origination.  The facility is collateralized by the equipment purchased with the loan proceeds.  The outstanding debt on this credit facility of $38,595 is expected to be repaid during 2002.

Other

Included in accounts payable is $54,936 and $248,623 related to a book overdraft at December 31, 2001 and 2000, respectively.

6.             Private Placements

In late February 2000, the Company completed a $5 million private offering of 723,982 units to a single institutional investor (the “Investor”).  Each unit consisted of one share of Common Stock and one and one-half (1½) warrants with an exercise price of $6.91 per share (the “Warrant”).  The Warrant is exercisable throughout a four year period.  The Company has registered the shares sold and the shares covered by the Warrant on Form S-3 (Registration No. 333-32504).  Private offerings with the same Investor were also conducted in 1997 and 1999.

During 2000, warrants for the purchase of 50,100 and 50,000 shares, at $4.00 and $6.40, respectively, of the Company’s Common Stock were exercised, resulting in proceeds of $520,425.  Warrants for the purchase of 325,000, 1,085,973 and 250,000 shares at $6.40, $6.91, and $8.00, respectively, are outstanding at December 31, 2001.

In connection with the above-described private placements, the Investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor to sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

7.             Treasury Stock Transaction

During 2001, the Company issued 112 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $105.  During 2001, the Company also acquired 4,000 shares of Common Stock, which were recorded as an addition to treasury stock.

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

8.             Income Taxes

The benefit for income taxes in 2001, 2000 and 1999 consists of:

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$–	$–	$–
State	–	–	–
Total current benefit	–	–	–
Deferred
Federal	–	–	245,624
State	–	–	54,376
Total deferred provision (benefit)	–	–	300,000
Total income tax provision (benefit)	$–	$–	$300,000

The tax effect of significant temporary differences representing deferred tax assets as of December 31, 2001 and 2000, is as follows:

	2001		2000
	Current	Non-Current	Current	Non-Current
Property and equipment	$–	$(633,429)	$–	$(536,042)
Deferred rent	–	22,583	35,331	–
Accrued vacation	29,202	–	29,940	–
Allowance for doubtful accounts	13,517	–	28,965	–
Deferred revenue	–	386,200	–	386,200
Net operating loss carryforward	–	2,894,303	–	2,870,162
Accrued bonus	–	–	144,645	–
Other	11,953	47,176	47,604	–
	54,672	2,716,833	286,485	2,720,320
Valuation allowance	(54,672)	(2,716,833)	(286,485)	(2,720,320)
Deferred tax asset	$–	$–	$–	$–

Approximately $247,000 in U.S. net operating losses were utilized during 2001 to offset taxable income.  The Company has $7.5 million in net operating loss carryforwards that will be available to offset regular taxable U.S. income during the carryforward period, which will begin to expire in 2018.  Based on the Company’s losses in recent years and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.  During fiscal year 2001, the Company decreased the allowance in the amount of $235,300 to fully value the net deferred tax asset at December 31, 2001.  At December 31, 2001, approximately $308,000 of the valuation allowance, related to benefits from stock compensation, will be credited to “paid in capital” when recognized in future periods.

Reconciliation between actual tax expense and tax computed at the statutory Federal rate of 34 percent for 2001, 2000, and 1999 are as follows:

	2001	2000	1999
U.S. Federal income tax rate at 34%	$193,060	$200,964	$(1,667,747)
State taxes, net of federal tax benefit	26,233	27,307	(225,862)
Change in valuation allowance	(235,301)	64,620	2,188,049
Expenses not deductible for tax purposes	28,674	6,353	5,560
Valuation allowance related to stock compensation	(8,639)	(299,244)	–
Adjustment for prior year taxes	(4,027)	–	–
Income tax provision (benefit)	$–	$–	$300,000

9.             Commitments and Contingencies

Government Contracts

The principal portion of the Company’s revenue has been generated traditionally by InfoSpherix.  Several of the Company’s contracts that provide these revenues (principally contracts with the U.S. Government) are from time to time subject to protest proceedings.  These contracts are awarded pursuant to a competitive bidding process.  As of December 31, 2001, none of the Company’s contracts were under protest.

Leases

The Company has various commitments under capital and operating leases through 2009 relating to computer hardware and software, office equipment, its call center facility in Cumberland, Maryland, and its call center and administrative offices in Beltsville, Maryland.

Future minimum rentals as of December 31, 2001, under noncancellable leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2002	$59,192	$517,695
2003	20,857	530,638
2004	5,062	546,124
2005	2,969	562,507
2006	–	579,383
Thereafter	–	1,314,375
	88,080	$4,050,722
Less: executory costs	16,014
Less: amount representing interest	6,471
Capital lease obligations	65,595
Less current portion	44,576
Long-term obligations	$21,019

These future minimum rentals do not include consumer price index (CPI) adjustments to which some of the leases are subject.  The Company incurred rental expenses of $558,000 in 2001, $707,000 in 2000, and $887,000 in 1999 under operating leases.

Related Party Transactions

Stock Redemption Agreements

In August 1978, the Company, with stockholders’ approval, entered into agreements, which were restated on January 15, 1996, with two officer-stockholders (the “Principal Stockholders”) who beneficially own over 23% of the outstanding common stock at December 31, 2001.  Under the agreement, upon their deaths, the Company may be required to redeem from their estates the number of shares of the Company’s stock necessary to pay estate taxes and administrative expenses of the estate, if any, up to $5,000,000.  Shares would be redeemed at the then-current market price.  Redeemable common stock, as of December 31, 2001 and 2000, consisted of 2,761,507 and 2,856,540 shares with a par value of $0.005 per share, respectively.  The Company is the beneficiary of an insurance policy on the lives of these individuals, which the Company maintains to provide benefits of $5,000,000 for this agreement.

Employee Contract

The Company has entered into an employment agreement with its Founder, Chair, CEO, and Treasurer, who is a Principal Stockholder, that provides for certain benefits should he be terminated within the terms of the agreement for other than specific reasons.  Benefits to be provided under this agreement include continued life, disability, accident and health insurance and severance payments equal to his annual base compensation through the term of the agreement.  The agreement continues on a month-by-month basis.

Deferred Rent

The Company entered into a lease for its headquarters and research facilities in 1997.  The excess of the rent expense over the cash payments for rent is recorded as deferred rent and is being amortized over the life of the lease.

Deferred Compensation and Consulting Agreements

The Company has entered into agreements with the Principal Stockholders, whereby these individuals agreed to serve as full-time employees of the Company until their respective retirements.  Under the agreements, upon retirement, these individuals will receive deferred compensation equal to 70% of their average annual total compensation less the assumed returns from investment of their funded pension plans and their social security payments.  The deferred compensation plan is unfunded.  At December 31, 2001, the Company had no liability under the plan as actuarially determined.  The Company has also agreed to fund long-term, continuous lifetime healthcare policies for the Principal Stockholders.  At December 31, 2001, the Company’s liability was estimated to be $122,000.  Upon completion of their employment, the officer-stockholders also agreed to serve as consultants to the Company on a minimum part-time, plus as-needed basis, at a specified daily rate.

Deferred Revenue

On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba (MDFI) of Denmark for the use, manufacture and sale of Spherix’s low-calorie sugar, tagatose, as a sweetener in foods.  The Company received a non-refundable $750,000 initial partial payment on signing.  This $750,000 was classified as licensing revenue in the 1996 financial statements.  The Company received an additional payment of $1,750,000 on January 6, 1997, subsequent to the successful completion of MDFI’s due diligence.  The first $750,000 of the $1,750,000 received on January 6, 1997, completes the initial non-refundable payment, and was classified as licensing revenue in the first quarter of 1997.  The remaining $1 million of the $1,750,000 was classified as deferred revenue as this represents a non-refundable advance against future royalties, recoverable and to be recognized as revenue, at the rate of 50% of such annual royalties.  The term of the Agreement is five years after the expiration of the last to expire present or future U.S. patent covering the licensed product and/or the licensed process.  The Company has two U.S. patents covering the proprietary method for the manufacture of tagatose, which expire on July 19, 2009, and March 25, 2011, respectively.  Additional patents have been procured and others are likely to result from ongoing research.  The Company believes the new patents will extend the term of the royalties.  Full running royalties will be paid to the Company on sales, which the Company believes will begin when the first full-scale production plant for tagatose becomes operational.  In 2000, MDFI was merged into Arla Foods.

Other

The Company is also a party to legal actions arising in the ordinary course of business.  Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a materially adverse effect on the financial position or results of operations of the Company.

10.          Stock Option Plan

The Company has an Employees’ Stock Option Plan (the “Plan”) which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers and other key employees to purchase up to 1,000,000 shares of common stock in amounts determined by the Compensation Committee of the Board of Directors through December 31, 2007.  The Company also has some options still outstanding under an expired option plan.  To date, all options granted have been at the then-publicly quoted price of the stock.  During 2001, 2000, and 1999, 375,100, 44,400, and 18,050 options were granted, respectively.  At December 31, 2001, 439,025 options were available for grant under the Plan.  An additional 5,000, 5,000, and 4,000 options were granted outside the Plan in 2001, 2000, and 1999, respectively.  Activity for the three years ended December 31, 2001, for all option grants is shown below:

	2001 Shares	2001 Weighted Average Exercise Price	2000 Shares	2000 Weighted Average Exercise Price	1999 Shares	1999 Weighted Average Exercise Price
Outstanding at beginning of year	290,500	$6.55	634,100	$5.47	2,800,850	$2.43
Granted	380,100	$7.64	49,400	$6.53	22,050	$6.08
Exercised	(6,125)	$6.12	(178,475)	$4.73	(129,500)	$3.07
Expired or forfeited	(9,900)	$7.09	(214,525)	$4.97	(2,059,300)	$1.35
Outstanding at end of year	654,575	$7.18	290,500	$6.55	634,100	$5.47
Exercisable at end of year	228,627		203,138		557,600

Price range of options
Outstanding	$4.06–$10.51		$4.06–$7.25		$3.31–$7.25
Exercised	$5.78–$ 6.44		$3.31–$7.25		$2.88–$6.19
Expired or forfeited	$6.00–$ 7.25		$4.68–$7.12		$1.44–$7.25

The following table summarizes information with respect to stock options outstanding at December 31, 2001:

Range of Exercise Price	Number of Options Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.06 – $ 6.00	49,175	2.1	$5.76
$6.19 – $ 7.25	445,300	5.3	6.51
$9.34 – $10.51	160,100	8.0	9.46
$4.06 – $10.51	654,575	5.7	7.18

The following table summarizes information with respect to stock options exercisable at December 31, 2001:

Year of Option Expiration	Number of Options	Weighted Average Exercise Price	Price Range
2002	146,125	$6.83	$6.19 – $7.25
2003	52,525	6.05	4.06 – 6.36
2004	9,726	6.09	6.00 – 6.60
2005	15,251	6.51	6.44 – 7.08
2006	5,000	9.55	9.55
All Years	228,627	6.66	4.06 – 9.55

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following tables summarize the assumptions used and the pro-forma net income (loss) and net income (loss) per share resulting from applying SFAS 123.

		2001	2000	1999
Net income (loss)	As reported	$567,823	$591,070	$(5,205,097)
	Pro forma	$147,155	$365,922	$(5,681,165)
Net income (loss) per share – basic	As reported	$0.05	$0.06	$(0.55)
	Pro forma	$0.01	$0.04	$(0.60)
Net income (loss) per share – diluted	As reported	$0.05	$0.06	$(0.55)
	Pro forma	$0.01	$0.04	$(0.60)
Expected life (years)		4-6	4	4
Risk-free interest rate		4.75%	5.75%	5.00%
Volatility		80.0%	73%	75%
Dividend yield		0.0%	0.0%	0.0%
Weighted average remaining contractual life (years)		5.71	2.35	1.68
Weighted average fair value at date of grant		$4.94	$3.76	$3.53

11.          Employee Benefit Plans

Effective January 1, 1990, the Company established the Spherix Incorporated 401(k) Retirement Plan.  The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed 1 year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant’s contribution or 2½% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $85,000, $72,000, and $59,000 in 2001, 2000, and 1999, respectively.

12.          Information by Business Segment

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company is managed along two business segments, InfoSpherix and BioSpherix.

Financial information by business segment for the years ended December 31, 2001, 2000, and 1999 are summarized below:

		Year Ended December 31, (Dollars in thousands)

		2001	2000	1999
Revenues	InfoSpherix	$19,881	$16,885	$12,568
	BioSpherix	56	150	130
	Total revenues	$19,937	$17,035	$12,698

Operating Profit (Loss)	InfoSpherix	$1,110	$870	$(4,325)
and Income (Loss)	BioSpherix	(656)	(459)	(369)
Before Income Taxes	Total operating income (loss)	454	411	(4,694)
	Interest income (expense), net	114	180	(211)
	Income (loss) from operations before income taxes	$568	$591	$(4,905)

Identifiable Assets	InfoSpherix	$5,314	$6,557	$5,338
	BioSpherix	216	164	150
	General corporate assets	7,711	6,730	3,068
	Total assets	$13,241	$13,451	$8,556

Capital	InfoSpherix	$919	$1,882	$1,060
Expenditures	BioSpherix	8	–	1
	General corporate assets	185	21	506
	Total capital expenditures	$1,112	$1,903	$1,567

Depreciation	InfoSpherix	$1,278	$1,186	$1,502
and Amortization	BioSpherix	21	20	24
	General corporate assets	125	109	215
	Total depreciation and amortization	$1,424	$1,315	$1,741

During 2001, InfoSpherix recognized revenue from three of its customers, all of which were government agencies, representing 22%, 18%, and 14% of the total Company revenues.  During 2000, InfoSpherix recognized revenue from four of its customers, including two government agencies, representing 22%, 16%, 15%, and 12% of the total Company revenues.  During 1999, InfoSpherix recognized revenue from three of its customers representing 28%, 24%, and 17% of the total Company revenues.  Government contracts accounted for 82% and 59% of the InfoSpherix revenue in 2001 and 2000, respectively.

BioSpherix has invented and patented for the Company the use of tagatose as a low-calorie sweetener.  In 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients (MDFI) amba of Denmark for the use, manufacture and sale of Spherix’s low-calorie sugar, tagatose, as a sweetener (see Note 9 “Commitments and Contingencies”).  In 2000, MDFI was merged into Arla Foods.

BioSpherix also obtained and filed for patents on other inventions, including a safe-for-humans (and animals) pesticide against house and stable flies, FlyCracker, which was market tested in 2000.  The consumer response was very favorable, and the Company will greatly increase its marketing and sales effort for this unique, environmentally friendly product.  It potentially fills an important need expressed by the EPA for safe pesticides to replace the harsh chemicals that the EPA cites as toxic.  BioSpherix is also developing other proprietary products.

Operating profit (loss) consists of revenue less operating expenses.  In computing operating profit, interest expense and income taxes were not considered.  Operating profit for InfoSpherix was $1,110,000 (6% of InfoSpherix revenue), with $656,000 reinvested into the Company’s BioSpherix research, development, and productization.

Identifiable assets by business segment are those assets used in the Company’s operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs.  Corporate assets are principally cash and certain other assets not related to a particular segment’s operations.

13.          Selected Quarterly Information (in thousands, except per share data), unaudited

The table below sets forth selected unaudited financial information for each quarter of the last two years.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2000
Revenue	$5,254	$4,683	$4,419	$2,679
Gross profit	$2,282	$1,790	$1,710	$165
Net income (loss)	$1,018	$387	$438	$(1,252)
Net income (loss) per share, basic	$0.10	$0.04	$0.04	$(0.12)
Net income (loss) per share, diluted	$0.09	$0.03	$0.04	$(0.12)

2001
Revenue	$5,218	$4,840	$6,795	$3,084
Gross profit	$1,243	$1,711	$2,982	$361
Net income (loss)	$(157)	$289	$1,437	$(1,001)
Net income (loss) per share, basic	$(0.01)	$0.03	$0.13	$(0.09)
Net income (loss) per share, diluted	$(0.01)	$0.03	$0.13	$(0.09)

Exhibit 23

Spherix Incorporated

Item 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 5, 2000, PricewaterhouseCoopers LLP declined to stand for re-election as the independent accountants for Spherix Incorporated.  The reports of PricewaterhouseCoopers LLP on the financial statements for the year end December 31, 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  In connection with its audit for 1999 and through April 5, 2000, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such year.

On April 27, 2000, the Company engaged Grant Thornton LLP as its new independent accountants.  The decision to engage Grant Thornton LLP was approved by the Audit Committee, the Board of Directors of the Company, and Shareholders.  The Company has also engaged Grant Thornton to audit the financial statements for the year ended December 31, 1999.

PART III

Items 10 through 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 14.          EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

(3)	Certificate of Incorporation and Bylaws of the Company (incorporated by reference to the Company’s Annual Proxy Statement for meeting held on May 15, 1992, as filed with the Commission)
(3.1)	Articles of Amendment of the Company (incorporated by reference to the Company’s Proxy Statement for its May 1996, May 2000, and May 2001 annual meetings, as filed with the Commission)
(10.1)	Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
(10.2)	Supplemental Executive Retirement Plan Agreement dated as of February 17, 1993, by and between M.Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)

(10.3)	Consulting Agreement dated as of February 17, 1993, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
(10.4)	Consulting Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
(10.5)	Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1996)
(10.5.1)	Amendment to Employment Agreement dated as of November 17, 1995, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-KSB filed March 15, 1999)
(10.6)	Restated Stock Redemption Agreement dated as of January 15, 1996, by and between Gilbert V. Levin, M. Karen Levin, and the Company (incorporated by reference to Form 10-KSB filed March 31, 1996)
(10.7)	Stock Purchase Warrants dated as of February 24, 2000, March 31, 1999 and May 18, 1999 (incorporated by reference to Form 8-K filed March 3, 2000 and May 24, 1999)
(10.8)	Agreement and License between the Company and MD Foods Ingredients Amba (incorporated by reference to Form 8-K filed October 22, 1996)

(10.9)

Securities Purchase Agreement dated as of February 24, 2000, by and between the Company and RGC International Investors, LDC, c/o Rose Glen Capital Management, L.P. (incorporated by reference from Form 8-K filed March 3, 2000)

(10.10)	Lease Agreement dated as of November 11, 1997, by and between the Company and Liberty Property Trust
(10.11)	1997 Stock Option Plan (incorporated by reference from the Company’s Proxy Statements for its May 1998 and May 2001 annual meetings, as filed with the Commission)
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

(10.16)	Rights Agreement dated as of February 16, 2001, between Spherix Incorporated and American Stock Transfer and Trust Company (incorporated by reference from Form 8-K filed in March 2001)
(23)	Consent of Grant Thornton LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biospherics Incorporated
(Registrant)

Date:	February 20, 2002	By:	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO, & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gilbert V. Levin	Chair, CEO, and Treasurer	February 20, 2002
Gilbert V. Levin

Director, President, and
/s/ David H. Affeldt	Chief Operating Officer	February 20, 2002
David H. Affeldt

Director, Vice President for
/s/ M. Karen Levin	Communications	February 20, 2002
M. Karen Levin

/s/ Lionel V. Baldwin	Director	February 20, 2002
Lionel V. Baldwin

/s/ Thomas Gantt	Director	February 20, 2002
Thomas Gantt

/s/ Anne S. MacLeod	Director	February 20, 2002
Anne S. MacLeod

/s/ Thomas G. Moore	Director	February 20, 2002
Thomas G. Moore

/s/ Deborah S. Streb	Director	February 20, 2002
Deborah S. Streb