Form 10-Q
period 2002-03-31
SPHERIX INC
filed 2002-05-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-5576

SPHERIX® INCORPORATED

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2002
Common Stock, $0.005 par value	11,336,982 shares

Transitional Small Business Disclosure Format (Check One):   Yes ☐     No ☒

Spherix Incorporated

Form 10-Q

For the Quarter Ended March 31, 2002

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenue	$3,066,168	$5,217,727

Operating expense
Direct contract and operating costs	2,636,749	3,974,667
Selling, general and administrative expense	966,115	1,039,975
Research and development expense	208,549	86,426
Depreciation and amortization expense	383,269	335,607

Total operating expense	4,194,682	5,436,675

Loss from operations	(1,128,514)	(218,948)
Interest income (expenses), net	17,790	61,871

Loss before taxes	(1,110,724)	(157,077)
Income tax expense	—	—

Net loss	$(1,110,724)	$(157,077)

Net loss per share, basic	$(0.10)	$(0.01)
Net loss per share, diluted	$(0.10)	$(0.01)

Weighted average shares outstanding, basic	10,837,375	10,735,443
Weighted average shares outstanding, diluted	10,837,375	10,735,443

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	March 31, 2002	December 31, 2001
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$9,069,318	$6,582,203
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 and $35,000	1,773,614	1,521,241
Other receivables	72,252	71,914
Prepaid expenses and other assets	739,960	675,979
Total current assets	11,655,144	8,851,337

Property and equipment, net of accumulated depreciation of $4,681,516 and $4,305,381	3,896,131	4,163,224
Patents and other intangible assets, net of accumulated amortization of $147,102 and $139,968	223,984	226,367
Total assets	$15,775,259	$13,240,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$—	$212,856
Accounts payable and accrued expenses	679,359	339,546
Accrued salaries and benefits	743,358	1,076,568
Notes payable	22,191	38,595
Capital lease obligations	32,538	44,576
Total current liabilities	1,477,446	1,712,141

Capital lease obligations	17,321	21,019
Deferred compensation	122,155	122,155
Deferred rent	201,173	194,493
Deferred revenue	1,000,000	1,000,000
Total liabilities	2,818,095	3,049,808

Commitments and contingencies

Redeemable common stock, 2,761,507 shares	668,190	668,190

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $0.005 par value, 50,000,000 shares authorized; 11,386,670 and 10,790,170 issued, 11,336,982 and 10,737,568 shares outstanding, of which 2,761,507 shares are classified as redeemable common stock at March 31, 2002 and December 31, 2001	43,126	40,143

Paid-in capital in excess of par value	18,074,290	14,222,739
Treasury stock, 49,688 and 52,062 shares at cost, at March 31, 2002 and December 31, 2001, respectively	(327,863)	(350,097)
Accumulated deficit	(5,500,579)	(4,389,855)
Total stockholders’ equity	12,288,974	9,522,930
Total liabilities and stockholders’ equity	$15,775,259	$13,240,928

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net loss	$(1,110,724)	$(157,077)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	383,269	335,607
Provision for uncollectible accounts receivable	15,000	15,000
Treasury stock issued in payment of expenses	22,234	748
Changes in assets and liabilities:
Trade accounts receivable	(267,373)	(810,969)
Other receivables	(338)	(25,787)
Prepaid expenses and other assets	(63,981)	(172,547)
Accounts payable and accrued expenses	(368,037)	1,260,968
Deferred rent	6,680	10,829

Net cash (used in) provided by operating activities	(1,383,270)	456,772

Cash flows from investing activities
Purchases of property and equipment	(109,042)	(145,860)
Additions to patent and other intangible costs	(4,751)	(36,826)

Net cash used in investing activities	(113,793)	(182,686)

Cash flows from financing activities
Net change on bank line of credit	(212,856)	(386,274)
Net change in book overdraft	374,640	(157,752)
Payments on notes payable	(16,404)	(83,114)
Payments on capital lease obligations	(15,736)	(153,736)
Proceeds from issuance of common stock	3,854,534	—
Cost of issuance of common stock	—	(4,000)

Net cash provided by (used in) financing activities	3,984,178	(784,876)

Net increase (decrease) in cash and cash equivalents	2,487,115	(510,790)
Cash and cash equivalents, beginning of period	6,582,203	5,549,866

Cash and cash equivalents, end of period	$9,069,318	$5,039,076

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.         Basis of Presentation

            The accompanying interim financial statements of Spherix Incorporated (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2002, and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.         Net Loss Per Share

            Basic loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidiluted.  Common stock equivalents at March 31, 2002 and 2001 were 282,636 and 5,634, respectively.

3.         Deferred Revenue

            Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark (“MDFI”) (subsequently merged with Arla to become Arla Foods).  The advance will be recognized as revenue at a rate of 50% of annual royalties generated from future sales.

4.         Treasury Stock Transactions

            During February 2001, the Company issued 112 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $106.

            During March 2002, the Company issued 2,914 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the value of the stock on the date of issuance over the purchase price of the treasury stock has been charged to paid-in capital in the amount of $495.

5.         Stockholders Equity

            On March 20, 2002, warrants for 250,000 shares of common stock at $6.500 per share and warrants for 325,000 shares of common stock at $6.4005 per share were exercised by an institutional investor.

6.         Change in Accounting Presentation

            Starting in 2002, indirect costs related to the Company’s Information Technology Division (“ITD”) are now included as part of the direct contract and operating costs in the Statement of Operations.  These costs were previously reported as part of the Company’s selling, general and administrative expenses.  This change reflects the changing role of ITD to that of an emerging profit center for the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

            Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company is managed along two business segments: InfoSpherix and BioSpherix.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

            The Company reported a net loss of $1,111,000 ($0.10 per share, diluted) on sales of $3.1 million for the first quarter of 2002 compared with net loss of $157,000 ($0.01 per share, diluted) on sales of $5.2 million in the same period of 2001.

InfoSpherix	Three Months Ended March 31,
	2002	2001
Revenue	$3,062,000	$5,216,000
Operating expense	3,831,000	5,278,000
Operating loss	$(769,000)	$(62,000)

            InfoSpherix revenue for the three months ended March 31, 2002, decreased $2,154,000 (41%) in relation to the same period in 2001, and the operating income (loss) changed by $707,000 between the respective periods.  On March 30, 2001, the Company received approximately $1.3 million in revenue and recognized related expenses in settlement of a U.S. Department of Labor Administrative Review Board (“ARB”) decision concerning the Company’s liability for wages and fringe benefits under two contracts that the Company was awarded by the General Services Administration (“GSA”), a Federal Government agency.  Under the settlement agreement, GSA reimbursed the Company $1.3 million for wages and fringe benefits (other related costs are not reimbursable), and the Company agreed to pay retroactive wages and benefits to certain labor categories in accordance with the Service Contract Act.  These funds were subsequently disbursed on April 18, 2001, to the affected employees.  Accordingly, a substantial portion of the decrease in revenue is attributable to this settlement.

            Revenue from commercial contracts for the three months ended March 31, 2002, decreased by $719,000 (98%) in relation to the same period in 2001.  The 2002 first quarter loss principally resulted from this reduction in income.  Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  Commercial contracts are being actively pursued by the Company but the Company’s recent history has been that substantial contracts have been received on a sporadic basis.

            Revenue from government contracts are historically greater in the spring and summer when vacation planning is more prevalent.

BioSpherix
	Three Months Ended March 31,
	2002	2001
Revenue	$4,000	$2,000
Operating expense	364,000	159,000
Operating loss	$(360,000)	$(157,000)

                BioSpherix operating expense for the three months ended March 31, 2002, increased $205,000 (129%) in relation to the same period in 2001.  The current year’s operating expense included an increase in management and marketing staff and an increase in R&D costs related to a feasibility study regarding the possible construction of a pilot plant for the non-food uses of tagatose.

            Direct contract and operating costs for the three months ended March 31, 2002, decreased by $1,338,000 (34%) in relation to the same period in 2001.  The decrease is directly related to the GSA settlement in 2001.

            Selling, general and administrative expense (“S,G&A”) for the three months ended March 31, 2002, decreased by $74,000 (7%) in relation to the same period in 2001.

            Research and development expenses for the three months ended March 31, 2002, increased $122,000 (141%) in relation to the same period in 2001.  The current year’s research and development expenses, as noted above, include increased management costs and costs related to a feasibility study regarding the possible construction of a pilot plant for the non-food uses of tagatose.

            Depreciation expense for the three months ended March 31, 2002, increased by $48,000 (14%) in relation to the same period in 2001.  The increase reflects the additional depreciation related to a significant investment in software during the 2nd quarter of 2001, which is being depreciated over a three-year period.

            Interest income (expense), net, for the three months ended March 31, 2002, decreased $44,000 (71%) in relation to the same period in 2001.  The decrease is due to lower interest rates on the Company’s investments in Treasury Funds.

Liquidity and Capital Resources

            The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement.  There were no outstanding borrowings under the Agreement at March 31, 2002.  Borrowings under the Agreement are collateralized by the Company’s eligible accounts receivable.  The interest rate under the agreement is the Bank’s prime rate.  The total amount available to the Company was $1,394,000 under the Agreement at March 31, 2002.  The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios.   The Company was in compliance with the bank covenants as of March 31, 2002.  The line expires on June 30, 2002, but the Company anticipates that the line will be renewed at that time.  However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2002.

            Cash flow for the quarter ended March 31, 2002, reflects a net cash inflow of $2,487,000, consisting of $1,383,000 used in operating activities, $114,000 used in investing activities, and $3,984,000 provided by financing activities.  Cash flow from operating activities in 2002 decreased $1,840,000 from those of the prior year.  The decrease is principally due to the funds received from the General Services Administration in settlement of the Department of Labor case.  Such funds were subsequently disbursed in April 2001.  Investing activities decreased $69,000 between years.  The prior year investing activities included investments in property and equipment related to new contracts.  Approximately $49,000 of software development costs were capitalized in 2002.  Cash flow from financing activities increased $4,769,000 between years.  In the first quarter of 2002, $3,855,000 was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2001.

            Working capital as of March 31, 2002 was $10,178,000, which represents a $3,039,000 increase from working capital of $7,139,000 at December 31, 2001.  The increase is related to the exercise of warrants during the first quarter of 2002.  The March 31, 2001 working capital includes both the cash received from the General Services Administration and the off-setting liability.

            The Company considers its information and telecommunications systems adequate for the near term and is anticipating sufficient cash flow from operating activities during 2002 to cover its continuing capital needs.  It is also anticipated that royalties on sales by Arla could begin in 2003.

            No dividends were paid in 2001 and none are anticipated in 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

            At March 31, 2002, the Company had approximately $22,191 of fixed-rate indebtedness and no variable rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

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

            Based upon the amount of cash available for investment at March 31, 2002, a one percent change in interest rates would impact net interest income by approximately $90,000.

Part II.  Other Information

Item 6.        Exhibits and Reports on Form 8-K

            On March 28, 2002, the Company filed a report on Form 8-K dated March 20, 2002, pursuant to Item 9 thereof, to report the exercise of warrants by a single institutional investor.

Signatures

            Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	May 15, 2002	By:	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO and Treasurer