Form 10-Q
period 2002-06-30
SPHERIX INC
filed 2002-08-13
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002.

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2002
Common Stock, $0.005 par value	11,337,482 shares

Transitional Small Business Disclosure Format (Check One):   Yes ☐     No ☒

Spherix Incorporated

Form 10-Q

For the Quarter Ended June 30, 2002

Part I.  Financial Information

Item 1.        Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue	$4,226,509	$4,840,378	$7,292,677	$10,058,105

Operating expense
Direct contract and operating costs	2,995,333	3,129,343	5,632,081	7,104,010
Selling, general and administrative expense	996,397	1,017,361	1,962,512	2,057,336
Research and development expense	163,381	86,246	371,930	172,672
Depreciation and amortization expense	395,608	349,016	778,878	684,623

Total operating expense	4,550,719	4,581,966	8,745,401	10,018,641

(Loss) income from operations	(324,210)	258,412	(1,452,724)	39,464

Interest income (expense), net	24,504	30,876	42,294	92,747

(Loss) income before taxes	(299,706)	289,288	(1,410,430)	132,211
Income tax expense	—	—	—	—

Net (loss) income	$(299,706)	$289,288	$(1,410,430)	$132,211

Net (loss) income per share, basic	$(0.03)	$0.03	$(0.13)	$0.01
Net (loss) income per share, diluted	$(0.03)	$0.03	$(0.13)	$0.01

Weighted average shares outstanding, basic	11,338,388	10,736,103	11,107,861	10,735,921
Weighted average shares outstanding, diluted	11,338,388	11,227,468	11,107,861	10,953,094

See accompanying notes to financial statements.

Balance Sheets

ASSETS	June 30, 2002 (Unaudited)	December 31, 2001
Current assets
Cash and cash equivalents	$8,581,090	$6,582,203
Trade accounts receivable, net of allowance for doubtful accounts of $65,000 and $35,000	2,387,366	1,521,241
Other receivables	67,608	71,914
Prepaid expenses and other assets	931,819	675,979
Total current assets	11,967,883	8,851,337

Property and equipment, net of accumulated depreciation of $5,069,911 and $4,305,381	3,699,184	4,163,224
Patents and other intangible assets, net of accumulated amortization of $154,316 and $139,968	216,771	226,367
Total assets	$15,883,838	$13,240,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$271,254	$212,856
Accounts payable and accrued expenses	774,008	339,546
Accrued salaries and benefits	810,681	1,076,568
Notes payable	5,763	38,595
Capital lease obligations	20,499	44,576
Total current liabilities	1,882,205	1,712,141

Capital lease obligations	13,622	21,019
Deferred compensation	122,155	122,155
Deferred rent	205,741	194,493
Deferred revenue	1,000,000	1,000,000
Total liabilities	3,223,723	3,049,808

Commitments and contingencies	—	—

Redeemable common stock, 2,761,507 shares	668,190	668,190

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 11,390,670 and 10,790,170 issued, 11,337,482 and 10,737,568 shares outstanding, of which 2,761,507 shares are classified as redeemable common stock at June 30, 2002, and December 31, 2001, respectively	43,146	40,143
Paid-in capital in excess of par value	18,099,427	14,222,739
Treasury stock, 53,188 and 52,062 shares at cost, at June 30, 2002 and December 31, 2001, respectively	(350,363)	(350,097)
Accumulated deficit	(5,800,285)	(4,389,855)
Total stockholders’ equity	11,991,925	9,522,930
Total liabilities and stockholders’ equity	$15,883,838	$13,240,928

See accompanying notes to financial statements.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net (loss) income	$(1,410,430)	$132,211
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	778,878	684,623
Provision for uncollectible accounts receivable	30,000	—
Treasury stock issued in payment of expense	22,234	749
Changes in assets and liabilities:
Trade accounts receivable	(896,125)	(1,880,624)
Other receivables	4,306	(36,494)
Prepaid expenses and other assets	(255,840)	(186,126)
Accounts payable and accrued expenses	(96,024)	183,747
Deferred rent	11,248	17,535
Net cash (used in) provided by operating activities	(1,811,753)	(1,084,379)

Cash flows from investing activities
Purchases of property and equipment	(300,490)	(716,287)
Additions to patent and intangible costs	(4,752)	(77,356)
Net cash used in investing activities	(305,242)	(793,643)

Cash flows from financing activities
Net change on bank line of credit	58,398	965,120
Net change in book overdraft	264,599	264,751
Payments on notes payable	(32,832)	(151,759)
Payments on capital lease obligations	(31,474)	(167,924)
Proceeds from issuance of common stock	3,879,691	10,209
Cost of issuance of common stock	(22,500)	(6,000)
Net cash provided by financing activities	4,115,882	914,397

Net increase (decrease) in cash and cash equivalents	1,998,887	(963,625)
Cash and cash equivalents, beginning of period	6,582,203	5,549,866
Cash and cash equivalents, end of period	$8,581,090	$4,586,241

See accompanying notes to financial statements.

Notes to Financial Statements

(Unaudited)

1.         Basis of Presentation

            The accompanying interim financial statements of Spherix Incorporated (formerly Biospherics Incorporated) (the “Company”) are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2002, the results of its operations for the three-month and six-month periods ended June 30, 2002 and 2001, and its cash flows for the six-month periods ended June 30, 2002 and 2001.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K which does contain the complete information and disclosures for the year ended December 31, 2001.

2.         Net Income Per Share

            Basic net income (loss) per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidiluted.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 135,269 and 217,173 at June 30, 2002 and June 30, 2001, respectively.  Total options and warrants outstanding at June 30, 2002 and June 30, 2001, were 1,085,973 and 1,660,973, respectively.

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

            During 2002, the Company issued 2,914 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the value of the stock on the date of issuance over the purchase price of the treasury stock has been charged to paid-in capital in the amount of $495.  The Company also purchased 3,500 shares of its common stock at a total cost of $22,000 to be held in the treasury.

5.         Stockholders Equity

            On March 20, 2002, warrants for 250,000 shares of common stock at $6.50 per share and warrants for 325,000 shares of common stock at $6.4005 per share were exercised by an institutional investor.

6.         Change in Accounting Presentation

            Starting in 2002, indirect costs related to the Company’s Information Technology Division (“ITD”) are included as part of the direct contract and operating costs in the Statement of Operations.  These costs were previously reported as part of the Company’s selling, general and administrative expenses.  This change reflects the changing role of ITD to that of an emerging profit center for the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2001, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Form 10-Q.

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

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

            The Company reported net loss of $300,000 ($0.03 per share, diluted) on sales of $4.2 million and net loss of $1,410,000 ($0.13 per share, diluted) on sales of $7.3 million for the three months and six months ended June 30, 2002, respectively, compared to a net income of $289,000 ($0.03 per share, diluted) on sales of $4.8 million, and net income of $132,000 ($0.01 per share, diluted) on sales of $10.1 million for the three months and six months ended June 30, 2001, respectively.

InfoSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$4,172,000	$4,798,000	$7,235,000	$10,014,000
Operating expense	4,168,000	4,378,000	8,000,000	9,656,000
Operating income (loss)	$4,000	$420,000	$(765,000)	$358,000

            InfoSpherix revenue for the three months and six months ended June 30, 2002, decreased $626,000 (13%) and $2,779,000 (28%), respectively, in relation to the same periods in 2001, resulting in operating income of $4,000 and an operating loss of $765,000 for the three-month and six-month periods ended June 30, 2002, compared to operating income of $420,000 and $358,000 for the same respective periods in 2001.

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

            Revenue from commercial contracts for the three months and six months ended June 30, 2002, decreased by $643,000 (83%) and $1,361,000 (90%) in relation to the same periods in 2001.  The 2002 loss principally resulted from this reduction in revenue.  Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  Commercial contracts are being actively pursued by the Company but the Company’s recent history has been that contracts have been received on a sporadic basis.

            Revenue from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

BioSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$54,000	$42,000	$58,000	$44,000
Operating expense	382,000	204,000	746,000	363,000
Operating loss	$(328,000)	$(162,000)	$(688,000)	$(319,000)

            BioSpherix revenue for the three and six months ended June 30, 2002, increased $12,000 (29%) and $14,000 (32%), respectively, in relation to the same periods in 2001.  Operating loss increased $166,000 (102%) and $369,000 (116%) between years, for the three and six months ended June 30, 2002, respectively.  The increase in revenue is related to sales of FlyCracker™, the Company’s safe-for-humans pesticide, during the second quarter of 2002.  The Company has greatly increased its sales effort for FlyCracker in order to launch it nationwide by advertising, extensive travel and employment of additional sales personnel.

            The current year’s operating expense included an increase in R&D costs with respect to Naturlose™, the new brand name for the non-food uses of tagatose.  The expenditures include a pilot plant study to determine scale-up capital and operations costs for the non-food uses of tagatose.  In addition, costs were incurred in BioSpherix’s continuing effort to obtain commercial production of Naturlose.  Visits to potential sites, procurements of test materials and negotiations with potential joint venture partners and toll producers have added to costs.

Research and development

            For the reasons stated above, research and development expenses for the three months and six months ended June 30, 2002, increased $77,000 (89%) and $199,000 (115%), respectively, in relation to the same periods in 2001.

Selling, general and administrative

            Selling, general and administrative expense (“S,G&A”) for the three months and six months ended June 30, 2002, are shown to be decreased by $20,964 (2%) and $95,000 (5%), respectively, in relation to the same periods in 2001.  This is because in the prior year, selling, general and administrative expenses included approximately $155,000 and $315,000 of indirect ITD costs for the three and six months ended June 30, 2001.  However, starting in 2002, indirect ITD costs are included in direct contract and operating costs.

Depreciation

            Depreciation expense for the three months and six months ended June 30, 2002, increased by $47,000 (13%) and $94,000 (14%), respectively, in relation to the same periods in 2001.  The increase reflects the additional depreciation related to a significant investment in software in 2001, related to our reservation business and anticipated growth in the commercial business to increase efficiency and call volume, which is being depreciated over a three-year period.

Interest

            Interest income (expense), net, for the three months and six months ended June 30, 2002, decreased $6,000 (20%) and $50,000 (54%), respectively, in relation to the same periods in 2001.  The decrease is due to lower interest rates on the Company’s investments in treasury funds.

Liquidity and Capital Resources

            The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement.  Outstanding borrowings under the Agreement aggregated $271,000 at June 30, 2002, and are collateralized by the Company’s eligible accounts receivable.  The interest rate under the agreement is the Bank’s prime rate.  The total amount available to the Company was $1.7 million under the Agreement at June 30, 2002.  The Agreement contains covenants that require the Company to meet certain tangible net worth and cash flow coverage ratios.  The Company was in compliance with the bank covenants as of June 30, 2002.  The line was renewed in June and expires on June 30, 2003.

            Cash flow for the six months ended June 30, 2002, reflects a net cash inflow of $2.0 million, consisting of $1.8 million used in operating activities, $305,000 used in investing activities, and $4.1 million provided by financing activities.  Cash used in operating activities in 2002 increased $727,000 from those of the prior year as a result of the decreased InfoSpherix revenue and increased costs related to BioSpherix’s expanded work on FlyCracker and Naturlose.  Cash used in investing activities decreased by $488,000.  As noted above, a significant investment in computer software was made in June of 2001.  Approximately $102,000 of software development costs were capitalized in 2002.  Cash flow from financing activities increased $3.2 million between years.  In 2002, $3.9 million was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2001.

            Working capital as of June 30, 2002, was $10.1 million, which represents a $3.0 million, or 42%, increase from working capital of $7.1 million at December 31, 2001.  The increase is related to the exercise of warrants during the first quarter of 2002.

            The Company considers its information and telecommunications systems adequate for the near term and is anticipating sufficient cash flow from operating activities during 2002 to cover capital needs.  It is also anticipated that royalties on sales by Arla could begin in 2003, when Arla now states product will be available commercially.

            No dividends were paid in 2001 and none are anticipated in 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

            At June 30, 2002, the Company had approximately $6,000 of fixed-rate indebtedness and $271,000 in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

            Cash available for investment is typically invested in short term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

            Assuming the June 30, 2002, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $85,000.

Part II.  Other Information

Item 1.        Legal Proceedings

            In May, 2002, the Company initiated arbitration proceedings against its licensee of tagatose for food uses, MD Foods amba (merged into Arla Foods amba).  The arbitration was filed with the American Arbitration Association.  The Company is seeking damages for what it claims has been an unreasonably long time for its licensee to bring tagatose to market.  The Company also seeks other measures to accelerate the pace toward commercialization of the food uses of tagatose.  The action is in the preliminary stages.

Item 4.        Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of the Company was held on May 15, 2002, where the following actions were taken:

(1)       David H. Affeldt, Lionel V. Baldwin, Thomas W. Gantt, Gilbert V. Levin, M. Karen Levin, Anne S. MacLeod, Thomas G. Moore, Carol Y. Sanchez, and Deborah S. Streb were elected as directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

	Shares	Shares	Shares
Name	Voted For	Voted Against	Voted Abstained
David H. Affeldt	10,020,827	140,128	0
Lionel V. Baldwin	10,055,027	105,928	0
Thomas W. Gantt	10,039,127	121,828	0
Gilbert V. Levin	10,053,827	107,128	0
M. Karen Levin	10,015,827	145,128	0
Anne S. MacLeod	10,044,827	116,128	0
Thomas G. Moore	10,054,027	106,928	0
Carol Y. Sanchez	10,045,227	115,728	0
Deborah S. Streb	10,049,127	111,828	0

(2)       The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2002, was ratified, with 10,074,027 shares voted in favor, 59,062 shares voted against, and 27,866 shares abstaining.

Item 6.        Exhibits and Reports on Form 8-K

(a)                      Exhibits

99.1                           Certification of Chief Executive Officer of Spherix Incorporated pursuant to 18 U.S.C. Section 1350

99.2                           Certification of Chief Financial Officer of Spherix Incorporated pursuant to 18 U.S.C. Section 1350

(b)       There were no reports on Form 8-K filed by the Registrant during the three months ended June 30, 2002.

Signatures

            Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(formerly Biospherics Incorporated)
(Registrant)

Date:	August 13, 2002	By:	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, Chief Executive Officer, and
Treasurer