Form 10-Q
period 2002-09-30
SPHERIX INC
filed 2002-11-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2002
Common Stock $0.005 par value	11,330,432

Transitional Small Business Disclosure Format (Check One):   Yes ☐     No ☒

Spherix Incorporated

Form 10-Q

For the Quarter Ended September 30, 2002

Part I.  Financial Information

Item 1.        Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenue	$4,832,470	$6,794,926	$12,125,147	$16,853,031

Operating expense
Direct contract and operating costs	3,144,485	3,812,624	8,776,566	10,916,634
Selling, general and administrative expense	882,307	1,063,203	2,844,819	3,120,539
Research and development expense	293,973	122,288	665,903	294,960
Depreciation and amortization expense	398,172	365,797	1,177,050	1,050,420

Total operating expense	4,718,937	5,363,912	13,464,338	15,382,553

Income (loss) from operations	113,533	1,431,014	(1,339,191)	1,470,478

Interest income (expense), net	23,563	5,621	65,857	98,368

Income (loss) before taxes	137,096	1,436,635	(1,273,334)	1,568,846
Income tax expense	—	—	—	—

Net income (loss)	$137,096	$1,436,635	$(1,273,334)	$1,568,846

Net income (loss) per share, basic	$0.01	$0.13	$(0.11)	$0.15
Net income (loss) per share, diluted	$0.01	$0.13	$(0.11)	$0.14

Weighted average shares outstanding, basic	11,334,044	10,736,041	11,195,950	10,735,974
Weighted average shares outstanding, diluted	11,346,502	11,217,714	11,195,950	11,036,722

See accompanying notes to financial statements.

Balance Sheets

	Sept. 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,621,180	$6,582,203
Trade accounts receivable, net of allowance for doubtful accounts of $68,000 and $35,000	2,494,143	1,521,241
Other receivables	10,155	71,914
Prepaid expenses and other assets	807,078	675,979
Total current assets	11,932,556	8,851,337

Property and equipment, net of accumulated depreciation of $5,054,054 and $4,305,381	3,719,340	4,163,224
Patents and other intangible assets, net of accumulated amortization of $161,614 and $139,968	217,153	226,367
Total assets	$15,869,049	$13,240,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$103,696	$212,856
Accounts payable and accrued expenses	923,021	339,546
Accrued salaries and benefits	659,903	1,076,568
Notes payable	—	38,595
Capital lease obligations	28,600	44,576
Total current liabilities	1,715,220	1,712,141

Capital lease obligations	70,361	21,019
Deferred compensation	122,155	122,155
Deferred rent	210,308	194,493
Deferred revenue	1,000,000	1,000,000
Total liabilities	3,118,044	3,049,808

Commitments and contingencies	—	—

Redeemable common stock, 0 and 2,761,507 shares	—	668,190

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 11,390,670 and 10,790,170 issued, 11,329,182 and 10,737.568 shares outstanding, of which 0 and 2,761,507 shares are classified as redeemable common stock at September 30, 2002, and December 31, 2001, respectively	56,953	40,143
Paid-in capital in excess of par value	18,747,816	14,222,739
Treasury stock, 61,488 and 52,602 shares at cost, at September 30, 2002 and December 31, 2001, respectively	(390,575)	(350,097)
Accumulated deficit	(5,663,189)	(4,389,855)
Total stockholders’ equity	12,751,005	9,522,930
Total liabilities and stockholders’ equity	$15,869,049	$13,240,928

See accompanying notes to financial statements.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net (loss) income	$(1,273,334)	$1,568,846
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,177,050	1,050,421
Loss on disposal of assets	28,160	5,948
Treasury stock issued in payment of expense	22,730	748
Changes in assets and liabilities:
Trade accounts receivable	(972,902)	(2,549,926)
Other receivables	61,759	2,070
Prepaid expenses and other assets	(131,099)	(116,252)
Accounts payable and accrued expenses	(224,898)	163,045
Deferred rent	15,815	25,273
Deferred revenue	—	(81,375)
Net cash (used in) provided by operating activities	(1,296,719)	68,798

Cash flow from investing activities
Purchases of property and equipment	(667,397)	(947,836)
Additions to patent costs and other intangible assets	(12,432)	(81,236)
Net cash used in investing activities	(679,829)	(1,029,072)

Cash flow from financing activities
Net change on bank line of credit	(109,160)	(12,268)
Net change in book overdraft	391,708	336,978
Payments on notes payable	(38,595)	(179,111)
Payments on capital lease obligations	(38,917)	(182,113)
Proceeds from issuance of common stock	3,879,195	11,709
Cost of purchasing treasury stock	(62,712)	(22,975)
Cost of issuance of common stock	(5,994)	(10,140)
Net cash provided by (used in) financing activities	4,015,525	(57,920)

Net increase (decrease) in cash and cash equivalents	2,038,977	(1,018,194)
Cash and cash equivalents, beginning of period	6,582,203	5,549,866
Cash and cash equivalents, end of period	$8,621,180	$4,531,672

See accompanying notes to financial statements.

Notes to Financial Statements

(Unaudited)

1.         Basis of Presentation

            The accompanying interim financial statements of Spherix Incorporated (formerly Biospherics Incorporated) (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2002, and the results of its operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and its cash flows for the nine-month periods ended September 30, 2002 and 2001.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.         Net Income Per Share

            Basic net income (loss) per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 29,552 and 300,748 at September 30, 2002 and 2001, respectively.  Total options and warrants outstanding at September 30, 2002 and 2001, were 1,085,973 and 1,660,973, respectively.

3.         Deferred Revenue

            Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark (“MDFI”) (subsequently merged with Arla to become Arla Foods).  The advance will be recognized as revenue at a rate of 50% of annual royalties generated from future sales, now expected to begin mid-2003.

4.         Redeemable Common Stock

            In August 1978, the Company, with stockholders’ approval, entered into agreements, which were restated on January 15, 1996, with two officer-stockholders (the “Principal Stockholders”) who beneficially own over 23% of the outstanding common stock at December 31, 2001.  Under the agreement, upon their deaths, the Company may have been required to redeem from their estates the number of shares of the Company’s stock necessary to pay estate taxes and administrative expenses of the estate, if any, up to $5,000,000.  Shares would be redeemed at the then-current market price.  On May 15, 2002, the two officer-stockholders voluntarily agreed to forgive this obligation and the amounts previously classified as redeemable common stock have been reclassified as common stock and paid-in capital in excess of par value.  Redeemable common stock, as of December 31, 2001, consisted of 2,761,507 shares with a par value of $0.005 per share, respectively.  The Company is the beneficiary of an insurance policy on the lives of these individuals, which the Company maintained to provide benefits of $5,000,000 for this agreement.  The Company does not intend to renew the policy after this year.

5.         Treasury Stock Transactions

            During 2001, the Company issued 112 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the purchase price of the treasury stock over the value of the stock on the date of issuance has been charged to retained earnings in the amount of $106.

            During 2002, the Company issued 2,914 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the value of the stock on the date of issuance over the purchase price of the treasury stock has been charged to paid-in capital in the amount of $495.  The Company also purchased 11,800 shares of its common stock at a total cost of $62,712 to be held in the treasury.

6.         Stockholders Equity

            On March 20, 2002, warrants for 250,000 shares of common stock at $6.50 per share and warrants for 325,000 shares of common stock at $6.4005 per share were exercised by an institutional investor.

7.         Change in Accounting Presentation

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2001, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2002, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

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

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

            The Company reported net income of $137,000 ($0.01 per share, diluted) on sales of $4.8 million, and a net loss of $1,273,000 ($0.11 per share, diluted) on sales of $12.1 million for the three months and nine months ended September 30, 2002, respectively, compared to net income of $1,437,000 ($0.13 per share, diluted) on sales of $6.8 million, and net income of $1,569,000 ($0.14 per share, diluted) on sales of $16.9 million for the three months and nine months ended September 30, 2001, respectively.

InfoSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Revenue	$4,807,000	$6,789,000	$12,042,000	$16,803,000
Operating expense	4,256,000	5,161,000	12,255,000	14,817,000
Operating income (loss)	$551,000	$1,628,000	$(213,000)	$1,986,000

            InfoSpherix revenue for the three months and nine months ended September 30, 2002, decreased $1,982,000 (29%) and $4,761,000 (28%), respectively, in relation to the same periods in 2001, resulting in operating income of $551,000 and an operating loss of $213,000 for the three-month and nine-month periods ended September 30, 2002, compared to operating income of $1,628,000 and $1,986,000 for the same respective periods in 2001.

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

            Revenue from commercial contracts for the three months and nine months ended September 30, 2002, decreased by $1,587,000 (90%) and $2,948,000 (90%) in relation to the same periods in 2001.  The 2002 loss principally resulted from this reduction in revenue.  Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  The prior year operations benefited from a significant short-term pharmaceutical contract, which was conducted in the third quarter of 2001.  Commercial contracts are being actively pursued by the Company but the Company’s recent history has been that contracts have been received on a sporadic basis.

            Revenue from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

BioSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Revenue	$25,000	$6,000	$83,000	$50,000
Operating expense	463,000	203,000	1,209,000	566,000
Operating loss	$(438,000)	$(197,000)	$(1,126,000)	$(516,000)

            BioSpherix revenue for the three and nine months ended September 30, 2002, increased $19,000 (317%) and $33,000 (66%), respectively, in relation to the same periods in 2001.  Operating loss increased $241,000 (122%) and $610,000 (118%) between years, for the three and nine months ended September 30, 2002, respectively.  The increase in revenue is related to sales of FlyCracker™, the Company’s safe-for-humans pesticide.  The Company increased its sales effort for FlyCracker in order to launch it nationwide by advertising, extensive travel and employment of additional sales personnel during 2002.  The Company continues to receive very positive feedback from FlyCracker users, but a very dry summer nation-wide had a negative effect on the demand for pesticides.  While sales of FlyCracker were disappointing, its reception and users’ comments have established its effectiveness on a national scale.  With the product now fully developed, the Company is exploring the relative benefits of licensing the product to a company with a prominent reputation and sales record in the agricultural products industry as opposed to continuing sales on its own behalf.

            The current year’s operating expense included an increase in R&D costs with respect to Naturlose™, the brand name for the non-food uses of tagatose.  The expenditures include a pilot plant study to determine scale-up capital and operations costs for the non-food uses of tagatose.  In addition, costs were incurred in BioSpherix’s continuing effort to obtain commercial production of Naturlose.  Visits to potential sites, procurements of test materials and negotiations with potential joint venture partners and toll producers have added to costs.

            The Company initiated an arbitration proceeding in May of this year against its licensee of tagatose for food uses, MD Foods amba (merged into Arla Foods amba), claiming damages and other compensation because of its licensee’s delay in commercializing tagatose.  The legal expenses from the arbitration process are included in the operating expenses of BioSpherix.

Research and development

            For the reasons stated above, research and development expenses for the three months and nine months ended September 30, 2002, increased $172,000 (140%) and $371,000 (126%), respectively, in relation to the same periods in 2001.

Selling, general and administrative

            Selling, general and administrative expense (“S,G&A”) for the three months and nine months ended September 30, 2002, decreased $181,000 (17%) and $276,000 (9%), respectively, in relation to the same periods in 2001.  This is because in the prior year, selling, general and administrative expenses included approximately $181,000 and $510,000 of indirect ITD costs for the three and nine months ended September 30, 2001.  However, starting in 2002, indirect ITD costs are included in direct contract and operating costs.

Depreciation

            Depreciation expense for the three months and nine months ended September 30, 2002, increased by $32,000 (9%) and $127,000 (12%), respectively, in relation to the same periods in 2001.  The increase reflects the additional depreciation from a significant investment in software in 2001 related to our reservation business, and anticipated growth in the commercial business to increase efficiency and call volume, which is being depreciated over a three-year period.

Interest

            Interest income (expense), net, for the three months and nine months ended September 30, 2002, increased $18,000 (319%) and decreased $33,000 (33%), respectively, in relation to the same periods in 2001.  The change between periods is a combination of lower interest rates on the Company’s investments in treasury funds and the maturity of several notes and capital leases.

Liquidity and Capital Resources

            The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement.  Outstanding borrowings under the Agreement aggregated $104,000 at September 30, 2002, and are collateralized by the Company’s eligible accounts receivable.  The interest rate under the agreement is the Bank’s prime rate.  The total amount available to the Company was $2.0 million under the Agreement at September 30, 2002.  The Agreement contains covenants that require the Company to meet certain tangible net worth ratios.  The Company was in compliance with the bank covenants as of September 30, 2002.  The line expires on June 30, 2003, and the Company anticipates that the line will be renewed at that time.  However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations.

            Cash flow for the nine months ended September 30, 2002, reflects a net cash inflow of $2.0 million, consisting of $1.3 million used in operating activities, $680,000 used in investing activities, and $4.0 million provided by financing activities.  Cash used in operating activities in 2002 increased $1.4 million from that of the prior year as a result of the decreased InfoSpherix revenue and increased costs related to BioSpherix’s expanded work on FlyCracker and Naturlose.  Cash used in investing activities decreased by $300,000.  As noted above, a significant investment in computer software was made in September of 2001.  Approximately $120,000 of software development costs were capitalized in 2002.  Cash flow from financing activities increased $4.1 million between years.  In 2002, $3.9 million was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2001.

            Working capital as of September 30, 2002, was $10.2 million, which represents a $3.1 million, or 44%, increase from working capital of $7.1 million at December 31, 2001.  The increase is related to the exercise of warrants during the first quarter of 2002.

The Company is considering the construction of a pilot Naturlose production plant as well as negotiating with potential partners for conversion of a suitable existing plant for production of Naturlose.  The Company believes that it has sufficient funds to cover its capital needs and maintain existing programs as well as a routine and consistent upgrading of its information and telecommunication systems.

            No dividends were paid in 2001 and none are anticipated in 2002.

Trends and Outlooks

            Due to the traditional year-end slowdown in the Company’s reservation/tourism business, the Company currently anticipates that it will operate at a loss during the fourth quarter of 2002.  The magnitude of the loss will depend in large part on the success of the Company’s efforts to secure additional InfoSpherix Commercial business during this period.  The Company has won several new contracts that will begin in the fourth quarter of 2002, including a reservation contract with the Indiana Department of Natural Resources, an information services contract with the U.S. Office of Personnel Management, and a technical consulting services contract with the U.S. Department of Housing and Urban Development, in partnership with Minjoh Technology Solutions.

            The Company will increase its focus on and investments in its BioSpherix opportunities.  Management and the Board believe that the BioSpherix sector affords the greatest opportunities for increased shareholder value.  The Company’s licensee of tagatose for food uses has announced a joint venture for production of tagatose with sales expected to commence by mid 2003.  Two major beverage/food companies have filed patent applications and/or obtained patents for use of tagatose in their products.  The Company continues to prosecute its arbitration proceeding against the licensee due to delays in the commercialization process.  While there can be no guarantee that these actions will result in receipt of damages or sales of tagatose for food use or payment of royalties to the Company, management is optimistic as to long-term commercialization of tagatose for food uses.

            Management is similarly optimistic as to the prospects for Naturlose.  As noted above, management is considering construction of a pilot plant or entry into appropriate agreements with other parties to secure Naturlose for non-food uses of tagatose.

            Based on these factors, the Company will increase its investments in the above-described BioSpherix ventures, concentrating on tagatose and Naturlose, but exploring other BioSpherix opportunities for future development.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

            At September 30, 2002, the Company did not have any fixed-rate indebtedness and had approximately $104,000 in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

            Cash available for investment is typically invested in short term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

            Assuming the September 30, 2002, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $85,000.

Item 4. Controls and Procedures

            Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II.  Other Information

Item 1.        Legal Proceedings

            In May 2002, the Company initiated arbitration proceedings against its licensee of tagatose for food uses, MD Foods amba (merged into Arla Foods amba).  The arbitration was filed with the American Arbitration Association.  The Company is seeking damages for what it claims has been an unreasonably long time for its licensee to bring tagatose to market.  The Company also seeks other measures to accelerate the pace toward commercialization of the food uses of tagatose.  The action is in the preliminary stages.

Item 6.        Exhibits and Reports on Form 8-K

(a)                      Exhibits

99.1                           Certification of Chief Executive Officer of Spherix Incorporated pursuant to 18 U.S.C. Section 1350

99.2                           Certification of Chief Financial Officer of Spherix Incorporated pursuant to 18 U.S.C. Section 1350

(b)       There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 2002.

Signatures

            Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(formerly Biospherics Incorporated)
(Registrant)

Date:	November 12, 2002	By:	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, Chief Executive Officer, and Treasurer

Date:	November 12, 2002	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Financial Officer and Vice President for Administration

Certification of

Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

I, Gilbert V. Levin, Chair, Chief Executive Officer, and Treasurer, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Spherix Incorporated;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO and Treasurer
November 12, 2002

Certification of

Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

I, Richard C. Levin, Chief Financial Officer and VP, Administration, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Spherix Incorporated;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard C. Levin
Richard C. Levin
CFO and VP, Administration
November 12, 2002