Form 10-K/A
period 2002-12-31
SPHERIX INC
filed 2003-05-06
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) is being filed for the purpose of correcting conversion errors incurred during the EDGARization of the Company’s 10-K as filed with the Securities and Exchange Commission on March 26, 2003.  The changes correct the number of shares issued as reported on the “Balance Sheet” and in the Paid-in Capital in Excess of Par transactions in the “Statement of Changes in Stockholders’ Equity” so as to agree with the audited financial statements as provided to our shareholders in the 2003 proxy mailing.  In all other respects, the Registrant’s Annual Report on Form 10-K remains the same.  Item 8 “Financial Statements and Supplementary Data” of Part II is hereby amended and restated in its entirety to read as follows:

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

Spherix Incorporated

Balance Sheets

As of December 31, 2002 and 2001

	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$8,656,069	$6,582,203
Trade accounts receivable, net of allowance for doubtful accounts of $71,000 and $35,000	2,169,471	1,521,241
Other receivables	13,344	71,914
Prepaid expenses and other assets	749,227	675,979
Total current assets	11,588,111	8,851,337

Property and equipment, net of accumulated depreciation of $5,252,858 and $4,305,381	3,653,356	4,163,224
Patents, net of accumulated amortization of $168,892 and $139,968	211,673	226,367
Total assets	$15,453,140	$13,240,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$722,384	$212,856
Accounts payable and accrued expenses	1,146,846	339,546
Accrued salaries and benefits	800,497	1,076,568
Notes payable	—	38,595
Capital lease obligations	27,220	44,576
Deferred revenue	103,662	—
Total current liabilities	2,800,609	1,712,141

Capital lease obligations	63,310	21,019
Deferred compensation	112,887	122,155
Deferred rent	214,876	194,493
Deferred revenue	1,000,000	1,000,000
Total liabilities	4,191,682	3,049,808

Commitments and contingencies	—	—

Redeemable common stock, 0 and 2,761,507 shares at December 31, 2002 and 2001, respectively	—	668,190

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 11,412,545 and 10,790,170 issued, 11,351,057 and 10,737,568 outstanding, of which 0 and 2,761,507 shares are classified as redeemable common stock at December 31, 2002 and 2001, respectively	57,063	40,143
Paid-in capital in excess of par value	18,906,610	14,222,739
Treasury stock, 61,488 and 52,062 shares, at cost at December 31, 2002 and 2001, respectively	(390,434)	(350,097)
Accumulated deficit	(7,311,781)	(4,389,855)
Total stockholders’ equity	11,261,458	9,522,930
Total liabilities and stockholders’ equity	$15,453,140	$13,240,928

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2002, 2001 and 2000

			Paid-in Capital in Excess of Par			Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance, December 31, 1999	9,781,488	$33,636	$7,963,339	33,838	$(219,054)	$(5,542,815)	$2,235,106

Issuance of common stock
Sale of common stock in private placement	723,982	3,620	4,996,380	—	—	—	5,000,000
Exercise of employee stock options	178,475	892	844,033	—	—	—	844,925
Exercise of stock warrants	100,100	501	519,925	—	—	—	520,426
Cost of stock issuance	—	—	(44,167)	—	—	—	(44,167)
Acquisition of treasury stock in connection with option exercises	—	—	—	17,966	(132,499)	—	(132,499)
Issuance of treasury stock in payment of expense	—	—	—	(3,090)	23,577	(5,828)	17,749
Net reclassification for redeemable common stock	—	(110)	(131,761)	—	—	—	(131,871)
Net income	—	—	—	—	—	591,070	591,070
Balance, December 31, 2000	10,784,045	38,539	14,147,749	48,714	(327,976)	(4,957,573)	8,900,739

Issuance of common stock
Exercise of employee stock options	6,125	30	43,296	—	—	—	43,326
Cost of stock issuance	—	—	(10,140)	—	—	—	(10,140)
Purchase of treasury stock	—	—	—	4,000	(22,975)	—	(22,975)
Issuance of treasury stock in payment of expense	—	—	—	(112)	854	(105)	749
Issuance of options	—	—	32,390	—	—	—	32,390
Net reclassification for redeemable common stock	—	1,574	9,444	—	—	—	11,018
Net income	—	—	—	—	—	567,823	567,823
Balance, December 31, 2001	10,790,170	40,143	14,222,739	52,602	(350,097)	(4,389,855)	9,522,930

Issuance of common stock
Exercise of employee stock options	47,375	237	311,999	—	—	—	312,236
Exercise of stock warrants	575,000	2,875	3,702,288	—	—	—	3,705,163
Cost of stock issuance	—	—	(5,993)	—	—	—	(5,993)
Purchase of treasury stock	—	—	—	11,800	(62,571)	—	(62,571)
Stock-based compensation	—	—	20,700	—	—	—	20,700
Issuance of treasury stock in payment of expenses	—	—	495	(2,914)	22,234	—	22,729
Net reclassification for redeemable common stock	—	13,808	654,382	—	—	—	668,190
Net loss	—	—	—	—	—	(2,921,926)	(2,921,926)
Balance, December 31, 2002	11,412,545	$57,063	$18,906,610	61,488	$(390,434)	$(7,311,781)	$11,261,458

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

	2002 Shares			2002 Weighted Average Exercise Price	2001 Shares			2001 Weighted Average Exercise Price	2000 Shares			2000 Weighted Average Exercise Price
Outstanding at beginning of year	654,575			$7.18	290,500			$6.55	634,100			$5.47
Granted	428,800			$7.77	380,100			$7.64	49,400			$6.53
Exercised	(47,375)			$6.57	(6,125)			$6.12	(178,475)			$4.73
Expired or forfeited	(124,525)			$6.98	(9,900)			$7.09	(214,525)			$4.97
Outstanding at end of year	911,475			$7.52	654,575			$7.18	290,500			$6.55
Exercisable at end of year	165,700				228,627				203,138

Price range of options
Outstanding	$2.25	-	$10.51		$4.06	-	$10.51		$4.06	-	$7.25
Exercised	$5.78	-	$7.13		$5.78	-	$6.44		$3.31	-	$7.25
Expired or forfeited	$4.06	-	$9.55		$6.00	-	$7.25		$4.68	-	$7.12

The following table summarizes information with respect to stock options outstanding at December 31, 2002:

Range of Exercise Price			Number of Options Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.25	-	$5.78	83,475	3.2	$4.48
$6.00	-	$7.84	359,700	5.6	$6.43
$8.09	-	$10.51	468,300	9.3	$8.89
			911,475	7.3	$7.52

The following table summarizes information with respect to stock options exercisable at December 31, 2002:

Year of Option Expiration	Number of Options	Weighted Average Exercise Price	Price Range
2003	56,475	$6.07	$5.78	-	$6.36
2004	11,488	$6.12	$6.00	-	$6.60
2005	23,602	$6.53	$6.44	-	$7.08
2006	18,135	$9.64	$9.55	-	$10.51
2007	56,000	$6.42	$6.31	-	$7.35

All Years	165,700	$6.65	$5.78	-	$10.51

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

Reconciliation between actual tax expense and tax computed at the statutory Federal rate of 34 percent for 2002, 2001, and 2000 are as follows:

	2002	2001	2000
U.S. Federal income tax rate at 34%	$(993,455)	$193,060	$200,964
State taxes, net of federal tax benefit	(134,993)	26,233	27,307
Change in valuation allowance	1,136,030	(235,301)	64,620
Expenses not deductible for tax purposes	31,750	28,674	6,353
Valuation allowance related to stock compensation	(34,006)	(8,639)	(299,244)
Adjustment for prior year taxes	(5,326)	(4,027)	—

Income tax provision (benefit)	$—	$—	$—

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

Financial information by business segment for the years ended December 31, 2002, 2001, and 2000 is summarized below:

		Year Ended December 31,
		(Dollars in thousands)
		2002	2001	2000
Revenues	InfoSpherix	$15,043	$19,881	$16,885
	BioSpherix	89	56	150
	Total revenues	$15,132	$19,937	$17,035

Operating (Loss) Profit and (Loss) Income Before Income Taxes	InfoSpherix	$(1,239)	$1,110	$870
	BioSpherix	(1,764)	(656)	(459)
	Total operating income (loss)	(3,003)	454	411
	Interest income (expense), net	81	114	180
	Income (loss) from operations before income taxes	$(2,922)	$568	$591

Identifiable Assets	InfoSpherix	$5,195	$5,314	$6,557
	BioSpherix	384	216	164
	General corporate assets	9,874	7,711	6,730
	Total assets	$15,453	$13,241	$13,451

Capital Expenditures	InfoSpherix	$770	$919	$1,882
	BioSpherix	14	8	—
	General corporate assets	299	185	21
	Total capital expenditures	$1,083	$1,112	$1,903

Depreciation and Amortization	InfoSpherix	$1,390	$1,278	$1,186
	BioSpherix	25	21	20
	General corporate assets	178	125	109
	Total depreciation and amortization	$1,593	$1,424	$1,315

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

(a)           Exhibits

(23)         Consent of Independent Certified Public Accountants

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

Spherix Incorporated
(Registrant)

Date:	April 30, 2003	By:	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO, & Treasurer

Certifications

I, Gilbert V. Levin, Chair, Chief Executive Officer, and Treasurer, certify that:

1.     I have reviewed this annual report on Form 10-K/A (Amendment 1) of Spherix Incorporated;

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

/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO and Treasurer
April 30, 2003

I, Richard C. Levin, CFO of Spherix and Interim President of the InfoSpherix Division, certify that:

1.     I have reviewed this annual report on Form 10-K/A (Amendment 1) of Spherix Incorporated;

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

/s/ Richard C. Levin
Richard C. Levin
CFO of Spherix and Interim President of the InfoSpherix Division
April 30, 2003