Form 10-Q
period 2003-03-31
SPHERIX INC
filed 2003-05-13
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2003
Common Stock, $0.005 par value	11,351,057 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended March 31, 2003

Spherix Incorporated

Part I.  Financial Information

Item 1.           Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenue	$4,420,782	$3,066,168

Operating expense
Direct contract and operating costs	3,245,164	2,636,749
Selling, general and administrative expense	1,345,228	1,068,780
Research and development expense	105,369	105,884
Depreciation and amortization expense	423,327	383,269

Total operating expense	5,119,088	4,194,682

Loss from operations	(698,306)	(1,128,514)
Interest income (expenses), net	11,918	17,790

Loss before taxes	(686,388)	(1,110,724)
Income tax expense	—	—

Net loss	$(686,388)	$(1,110,724)

Net loss per share, basic	$(0.06)	$(0.10)
Net loss per share, diluted	$(0.06)	$(0.10)

Weighted average shares outstanding, basic	11,351,057	10,837,375
Weighted average shares outstanding, diluted	11,351,057	10,837,375

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,923,534	$8,656,069
Trade accounts receivable, net of allowance for doubtful accounts of $70,100 and $71,000	2,267,361	2,169,471
Other receivables	15,900	13,344
Prepaid expenses and other assets	721,638	749,227
Total current assets	11,928,433	11,588,111

Property and equipment, net of accumulated depreciation of $5,669,018 and $5,252,858	3,494,133	3,653,356
Patents and other intangible assets, net of accumulated amortization of $176,058 and $168,892	209,432	211,673
Total assets	$15,631,998	$15,453,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,518,168	$722,384
Accounts payable and accrued expenses	1,325,838	1,146,846
Accrued salaries and benefits	784,646	800,497
Capital lease obligations	21,504	27,220
Deferred revenue	8,885	103,662
Total current liabilities	3,659,041	2,800,609

Capital lease obligations	58,877	63,310
Deferred compensation	112,887	112,887
Deferred rent	218,361	214,876
Deferred revenue	1,000,000	1,000,000
Total liabilities	5,049,166	4,191,682

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 11,412,545 issued and 11,351,057 shares outstanding at March 31, 2003 and December 31, 2002	57,063	57,063
Paid-in capital in excess of par value	18,914,372	18,906,610
Treasury stock, 61,488 shares at cost, at March 31, 2003 and December 31, 2002	(390,434)	(390,434)
Accumulated deficit	(7,998,169)	(7,311,781)
Total stockholders’ equity	10,582,832	11,261,458
Total liabilities and stockholders’ equity	$15,631,998	$15,453,140

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(686,388)	$(1,110,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,326	383,269
Provision for uncollectible accounts receivable	(900)	15,000
Treasury stock issued in payment of expenses	—	22,234
Stock-based compensation	7,762	—
Changes in assets and liabilities:
Trade accounts receivable	(96,990)	(267,373)
Other receivables	(2,556)	(338)
Prepaid expenses and other assets	27,589	(63,981)
Accounts payable and accrued expenses	400,172	(368,037)
Deferred rent	3,485	6,680
Deferred revenue	(94,777)	—

Net cash used in operating activities	(19,277)	(1,383,270)

Cash flows from investing activities
Purchases of property and equipment	(240,953)	(109,042)
Additions to patent and other intangible costs	(4,925)	(4,751)

Net cash used in investing activities	(245,878)	(113,793)

Cash flows from financing activities
Net change on bank line of credit	795,784	(212,856)
Net change in book overdraft	(253,015)	374,640
Payments on notes payable	—	(16,404)
Payments on capital lease obligations	(10,149)	(15,736)
Proceeds from issuance of common stock	—	3,854,534

Net cash provided by financing activities	532,620	3,984,178

Net increase in cash and cash equivalents	267,465	2,487,115
Cash and cash equivalents, beginning of period	8,656,069	6,582,203

Cash and cash equivalents, end of period	$8,923,534	$9,069,318

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2003, and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.                                      Net Loss Per Share

Basic loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 210,534 and 282,636 at March 31, 2003 and 2002, respectively.

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

5.                                      Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $7,762 of compensation expense recorded in 2003 as a result of issuing certain option grants at below market in 2002.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following tables summarize the assumptions used and the pro-forma net loss and net loss per share resulting from applying SFAS 123.

		For the Three Months Ended March 31,
		2003	2002
Net loss, as reported		$(686,388)	$(1,110,724)
Add: stock-based employee compensation expense included in reported net loss		7,762	—
Add (deduct): total stock-based employee compensation benefit (expense) determined under fair-value based method for all awards, net of tax effects		463,290	(198,938)
Pro forma net loss		$(215,336)	$(1,309,662)
Net loss per share – basic	As reported	$(0.06)	$(0.10)
	Pro forma	$(0.02)	$(0.12)
Net loss per share – diluted	As reported	$(0.06)	$(0.10)
	Pro forma	$(0.02)	$(0.12)

6.                                      Stockholders Equity

On March 20, 2002, warrants for 250,000 shares of common stock at $6.500 per share and warrants for 325,000 shares of common stock at $6.4005 per share were exercised by an institutional investor.

7.                                      Change in Accounting Presentation

Certain costs previously classified as divisional overhead in prior years are now being classified as general and administrative costs.  The classification changes were made to reflect the change in the nature of the BioSpherix Division from that of a predominately research and development division to that which also includes productization activities.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

Results of Operations for the Three Months Ended March 31, 2003 and 2002

The Company reported a net loss of $686,000 ($0.06 per share, diluted) on sales of $4.4 million for the first quarter of 2003 compared with net loss of $1,111,000 ($0.10 per share, diluted) on sales of $3.1 million in the same period of 2002.  Revenue increased in the first quarter of 2003 over the amount for the first quarter of 2002 by $1.3 million (44%) due to increased government and commercial InfoSpherix business.

Direct contract and operating costs for the three months ended March 31, 2003, increased by $608,000 (23%) in relation to the same period in 2002.  The increase is directly related to revenue from the new InfoSpherix contracts noted

below.  As a large portion of the Company’s operating costs are fixed costs, the fluctuation in direct contract and operating costs is less than the fluctuation in revenue between years.

Selling, general and administrative expense for the three months ended March 31, 2003, increased by $276,448 (26%) in relation to the same period in 2002.  The increase is directly related to the ongoing arbitration with Arla Foods amba of Denmark (“Arla”) (see Part II, Item 1 “Legal Proceedings”) for which the Company incurred approximately $315,000 in legal and associated expenses in the 2003 period.

Research and development expenses for the three months ended March 31, 2003, were consistent with those of the prior year.

Depreciation and amortization expense for the three months ended March 31, 2003, were consistent with those of the prior year.

Interest, net, for the three months ended March 31, 2003, decreased $6,000 (33%) in relation to the same period in 2002.  The decrease is due to decreasing interest rates earned on the Company’s cash and cash equivalents.

Analysis of Business Segments

InfoSpherix

	Three Months Ended March 31,
	2003	2002
Revenue	$4,415,000	$3,062,000
Operating expense	4,481,000	3,831,000
Operating loss	$(66,000)	$(769,000)

InfoSpherix revenue for the three months ended March 31, 2003, increased $1,353,000 (44%) and the operating loss decreased by $703,000 (91%) in relation to the same period in 2002.  Revenue from government contracts increased by $909,000 (30%) and revenue from commercial contracts increased by $444,000 (2,467%) between years as the result of several new contracts which started in the latter part of 2002.

Revenues from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  Commercial contracts are being actively pursued by the Company but the Company’s recent history has been that these contracts have been received on a sporadic basis.

BioSpherix

	Three Months Ended March 31,
	2003	2002
Revenue	$6,000	$4,000
Operating expense	638,000	364,000
Operating loss	$(632,000)	$(360,000)

BioSpherix revenue for the three months ended March 31, 2003 was consistent with that of the prior year.  Operating expense for the three months ended March 31, 2003, increased $274,000 (75%) in relation to the same period in 2002.  The increase in operating expenses between years is directly related to the ongoing arbitration with Arla, noted above.

Liquidity and Capital Resources

The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement.  Outstanding borrowings under the Agreement aggregated $1,518,000 at March 31, 2003, and are collateralized by the Company’s eligible accounts receivable.  The interest rate under the agreement is the Bank’s prime rate.  The total amount available for further advance to the Company was $297,487 under the Agreement at March 31, 2003.  The Agreement contains covenants that require the Company to meet certain tangible net worth ratios.  The Company was in compliance with the bank covenants as of March 31, 2003.  The line expires on June 30, 2003, but the Company anticipates that the line will be renewed at that time.  However, if the Company is unable to extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2003.

Working capital as of March 31, 2003 was $8,269,000, which represents a $519,000 decrease from working capital of $8,788,000 at December 31, 2002.  The decrease is related to an increase in current liabilities of $858,000, largely due to increased borrowings under the line of credit.

Cash flow for the quarter ended March 31, 2003, reflects a net cash inflow of $267,000, consisting of $19,000 used in operating activities, $246,000 used in investing activities, and $533,000 provided by financing activities.  Cash flow from operating activities in 2003 increased $1,364,000 from those of the prior year.  The increase is principally due to the decrease in the net loss between years and an increase in the accounts payable and accrued expense balance, which is related to arbitration costs that have been expensed but have not yet been paid.  This includes approximately $625,000 in legal fees related to the ongoing arbitration with Arla.  Investing activities increased $132,000 between years.  The increase is related to capital enhancements and upgrades to the Company’s technology infrastructure.  Approximately $34,000 of software development costs were capitalized in 2003.  Cash flow from financing activities decreased $3,452,000 between years.  In the first quarter of 2002, $3,855,000 was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2003.

The Company plans to upgrade and enhance certain components of its information and telecommunications systems and is anticipating sufficient cash flow from operating activities during 2003 to cover its continuing capital needs.

It is anticipated that royalties on sales by Arla could begin in 2003.

No dividends were paid in 2002 and none are anticipated in 2003.

Trends and Outlooks

In December 2002, the National Park Service (“NPS”) cancelled the procurement for the National Park Reservation System.  The Company has operated this program for the past five years.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the National Forest Service’s National Recreation and Reservation System contract.  The Company believes this action to be contrary to Federal procurement regulations and is prepared to file suit in Federal District Court.  At present, the NPS contract has been formally extended through September 30, 2003.  The Company anticipates this could be further extended pending resolution of the Company’s contest of the government action.

Other InfoSpherix contracts expire in 2003 and will be re-bid, including the Company’s Maryland Information Center contract, which contributed 31% to the Company’s first quarter 2003 revenues.

The Company will increase its focus on, and investments in, its BioSpherix opportunities.  Management and the Board believe that the BioSpherix sector affords the greatest opportunities for increased shareholder value.  The Company’s licensee of tagatose for food uses has announced a joint venture for production of tagatose.  The licensee has recently announced that the joint venture has begun production of tagatose.  The Company expects that sales could commence by mid 2003.  The Company continues to prosecute its arbitration proceeding against the licensee due to delays in the commercialization process.  While there can be no guarantee that these actions will result in receipt of damages or sales of tagatose for food use or payment of royalties to the Company, management is optimistic as to long-term commercialization of tagatose for food uses.

Management is similarly optimistic as to the prospects for Naturlose™, the brand name it has coined for the non-food uses of tagatose.  Management has funded approximately $30,000 in the first quarter of 2003 for pilot plant demonstrations of its improved process to make Naturlose, and is negotiating agreements with other parties for the commercial production and sale of Naturlose.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At March 31, 2003, the Company did not have any fixed-rate indebtedness and had approximately $1,518,000 in  variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the March 31, 2003, variable rate debt and cash and cash available for investment, a one-percent change in interest rates would impact net interest income by approximately $66,000.

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

Part II.  Other Information

Item 1.           Legal Proceedings

On May 23, 2002, the Company filed for arbitration against its licensee, MD Foods amba (merged into Arla Foods amba).  The filing sought damages for what the Company claims has been an unreasonably long time for its licensee to bring tagatose to market and seeks other measures to accelerate the pace toward commercialization of uses of the new sweetener licensed to the Danish firm.  The Company has also sought a determination of its right to terminate the license agreement.  Arla has asked the arbitral tribunal to order the Company to pay Arla’s attorney fees, expert fees and the costs of the arbitration, and has reserved the right to file a counter-claim against the Company.  Oral presentation before the Arbitration Tribunal is scheduled for November 2003.  To date the Company has incurred approximately $790,000 in related legal expenses and the Company expects to continue to incur significant legal expenses during the remainder of 2003.

Item 6.           Exhibits and Reports on Form 8-K

(a)                      Exhibits

99.1                           Certification of Chief Executive Officer of Spherix Incorporated pursuant to 18 U.S.C. Section 1350

99.2                           Certification of Chief Financial Officer of Spherix Incorporated pursuant to 18 U.S.C. Section 1350

(b)                     There were no reports on Form 8-K filed by the Registrant during the three months ended March 31, 2003.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	April 30, 2003	By:	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO and Treasurer

Date:	April 30, 2003	By:	/s/ Richard C. Levin
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

/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO and Treasurer
April 30, 2003

Certification of
Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350

I, Richard C. Levin, Chief Financial Officer of Spherix and President of the InfoSpherix Division, certify that:

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