Form 10-Q
period 2003-06-30
SPHERIX INC
filed 2003-08-13
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003
Common Stock, $0.005 par value	11,353,557 shares

Spherix Incorporated

Form 10-Q
For the Quarter Ended June 30, 2003

Spherix Incorporated

Part I.  Financial Information

Item 1.    Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$4,802,124	$4,226,509	$9,222,906	$7,292,677

Operating expense
Direct contract and operating costs	3,253,705	2,995,333	6,498,869	5,632,081
Selling, general and administrative expense	1,510,253	1,090,897	2,855,481	2,159,677
Research and development expense	132,001	68,881	237,370	174,765
Depreciation and amortization expense	366,161	395,608	789,488	778,878

Total operating expense	5,262,120	4,550,719	10,381,208	8,745,401

Loss from operations	(459,996)	(324,210)	(1,158,302)	(1,452,724)

Interest income (expense), net	6,921	24,504	18,839	42,294

Loss before taxes	(453,075)	(299,706)	(1,139,463)	(1,410,430)
Income tax expense	—	—	—	—

Net loss	$(453,075)	$(299,706)	$(1,139,463)	$(1,410,430)

Net loss per share, basic	$(0.04)	$(0.03)	$(0.10)	$(0.13)
Net loss per share, diluted	$(0.04)	$(0.03)	$(0.10)	$(0.13)

Weighted average shares outstanding, basic	11,352,074	11,338,388	11,351,565	11,107,861
Weighted average shares outstanding, diluted	11,352,074	11,338,388	11,351,565	11,107,861

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,747,790	$8,656,069
Restricted investments	2,490,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $70,100 and $71,000	2,978,431	2,169,471
Other receivables	11,027	13,344
Prepaid expenses and other assets	657,554	749,227
Total current assets	10,884,802	11,588,111

Property and equipment, net of accumulated depreciation of $6,027,882 and $5,252,858	3,436,976	3,653,356
Patents and other intangible assets, net of accumulated amortization of $183,356 and $168,892	211,866	211,673
Total assets	$14,533,644	$15,453,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,108,816	$722,384
Accounts payable and accrued expenses	935,706	1,146,846
Accrued salaries and benefits	914,366	800,497
Capital lease obligations	17,699	27,220
Deferred revenue	18,075	103,662
Total current liabilities	2,994,662	2,800,609

Capital lease obligations	54,444	63,310
Deferred compensation	112,887	112,887
Deferred rent	219,679	214,876
Deferred revenue	1,000,000	1,000,000
Total liabilities	4,381,672	4,191,682

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 11,415,045 and 11,412,545 issued and 11,353,557 and 11,351,057 shares outstanding at June 30, 2003 and December 31, 2002, respectively	57,075	57,063
Paid-in capital in excess of par value	18,936,575	18,906,610
Treasury stock, 61,488 shares at cost, at June 30, 2003 and December 31, 2002	(390,434)	(390,434)
Accumulated deficit	(8,451,244)	(7,311,781)
Total stockholders’ equity	10,151,972	11,261,458
Total liabilities and stockholders’ equity	$14,533,644	$15,453,140

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(1,139,463)	$(1,410,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	789,488	778,878
Provision for uncollectible accounts receivable	(900)	30,000
Treasury stock issued in payment of expense	—	22,234
Stock-based compensation	15,525	—
Changes in assets and liabilities:
Trade accounts receivable	(808,060)	(896,125)
Other receivables	2,317	4,306
Prepaid expenses and other assets	91,673	(255,840)
Accounts payable and accrued expenses	(151,912)	(96,024)
Deferred rent	4,803	11,248
Deferred revenue	(85,587)	—
Net cash used in operating activities	(1,282,116)	(1,811,753)

Cash flow from investing activities
Purchases of property and equipment	(563,958)	(300,490)
Additions to patent and other intangible costs	(14,657)	(4,752)
Net cash used in investing activities	(578,615)	(305,242)

Cash flows from financing activities
Net change on bank line of credit	386,432	58,398
Net change in book overdraft	59,955	264,599
Restricted investments	(2,490,000)	—
Payments on notes payable	—	(32,832)
Payments on capital lease obligations	(18,387)	(31,474)
Proceeds from issuance of common stock	14,452	3,879,691
Cost of issuance of common stock	—	(22,500)
Net cash (used in) provided by financing activities	(2,047,548)	4,115,882

Net (decrease) increase in cash and cash equivalents	(3,908,279)	1,998,887
Cash and cash equivalents, beginning of period	8,656,069	6,582,203
Cash and cash equivalents, end of period	$4,747,790	$8,581,090

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2003, the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002, and its cash flows for the six-month periods ended June 30, 2003 and 2002.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K which does contain the complete information and disclosures for the year ended December 31, 2002.

2.                                      Net Income Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 50,204 and 135,269 at June 30, 2003 and June 30, 2002, respectively.  Total options and warrants outstanding at June 30, 2003 and June 30, 2002, were 1,637,198 and 1,980,248, respectively.

3.                                      Deferred Revenue

Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark (“MDFI”) (subsequently merged into Arla to become Arla Foods).  The advance will be recoverable at 50% of such annual royalties.

4.                                      Treasury Stock Transaction

During the six-month period ended June 30, 2002, the Company issued 2,914 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the value of the stock on the date of issuance over the purchase price of the treasury stock has been charged to paid-in capital in the amount of $495.  During the same period, the Company also purchased 3,500 shares of its common stock at a total cost of $22,000 to be held in the treasury.

5.                                      Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $15,525 of compensation expense recorded in 2003 as a result of issuing certain option grants at below market in 2002.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following tables summarize the assumptions used and the pro-forma net loss and net loss per share resulting from applying SFAS 123.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2003	2002	2003	2002

Net loss, as reported		$(453,075)	$(299,706)	$(1,139,463)	$(1,410,430)
Add: stock-based employee compensation expense included in reported net loss		7,763	—	15,525	—
(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards, net of tax effects		(124,366)	(49,735)	338,925	(99,469)
Pro forma net loss		(569,678)	(349,441)	(785,013)	(1,509,899)

Net loss per share - basic	As Reported	$(0.04)	$(0.03)	$(0.10)	$(0.13)
	Proforma	$(0.05)	$(0.03)	$(0.07)	$(0.14)
Net loss per share - diluted	As Reported	$(0.04)	$(0.03)	$(0.10)	$(0.13)
	Proforma	$(0.05)	$(0.03)	$(0.07)	$(0.14)

6.                                      Stockholders Equity

On March 20, 2002, warrants for 250,000 shares of common stock at $6.50 per share and warrants for 325,000 shares of common stock at $6.4005 per share were exercised by an institutional investor.

7.                                      Concentration of Credit Risk

In December 2002, the National Park Service (“NPS”) cancelled the procurement for the National Park Reservation System.  The Company has operated this program for the past five years, and revenue recognized was $2.2 million and $4.1 million for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively, or 24% and 27% of total revenues for each period.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the National Forest Service’s National Recreation and Reservation System contract (“NRRS”).  The Company believes this action to be contrary to Federal procurement regulations.  On June 26, 2003, the court of Federal Claims notified the Company that the Government decided not to sole source the National Park Service Reservation System to the competition.  Instead a competitive procurement will be issued in the spring of 2004 for the combined NPS and NRRS; however, the government also stated its intention to award the camping inventory of twelve national parks to the competition non-competitively.  The Company has filed agency protests with the Department of Agriculture and the Department of Interior.  At present, the NPS contract has been formally extended through September 30, 2003, and the Company anticipates this will be further extended at least through September 2004.

8.                                      Change in Accounting Presentation

Certain costs previously classified as divisional overhead in prior years are now being classified as general and administrative costs.  The classification changes were made to reflect the change in the nature of the BioSpherix Division from that of a predominately research and development division to that which also includes production activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2002, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Form 10-Q.

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

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The Company reported a net loss of $453,000 ($0.04 per share, diluted) on sales of $4.8 million and a net loss of $1,139,000 ($0.10 per share, diluted) on sales of $9.2 million for the three months and six months ended June 30, 2003, respectively, compared to a net loss of $300,000 ($0.03 per share, diluted) on sales of $4.2 million and a net loss of $1,410,000 ($0.13 per share, diluted) on sales of $7.3 million for the three months and six months ended June 30, 2002, respectively.  Revenue increased $576,000 (14%) and $1,930,000 (26%) for the three and six months ended June 30, 2003, respectively, in comparison to the same periods of 2002.  The increased revenue is attributable to increased activity of InfoSpherix resulting from several new contracts as noted below.

Direct contract and operating costs increased by $258,000 (9%) and $867,000 (15%) for the three and six months ended June 30, 2003, in relation to the same periods in 2002.  The increase is directly related to the new InfoSpherix contracts noted below.  A large portion of the Company’s operating costs are fixed costs and therefore the fluctuation in direct contract and operating costs is less than the fluctuation in revenue between years.

Selling, general and administrative expense increased $419,000 (38%) and $696,000 (32%) for the three months and six months ended June 30, 2003, in relation to the same periods in 2002.  The increase is directly related to the ongoing arbitration with Arla Foods amba of Denmark (“Arla”) (see Part II, Item 1 “Legal Proceedings”) for which the Company incurred approximately $525,000 in legal and associated expenses in the 2003 period as well as increased attorneys’ fees associated with the National Park Service procurement (see “Trends and Outlooks”).

Research and development expenses increased $63,000 (92%) and $63,000 (36%) for the three months and six months ended June 30, 2003, in relation to the same periods in 2002.  The increase is related to studies being conducted at a major university for the production of Naturlose™.

Depreciation expense was consistent with that of the prior year.

Interest, net, decreased $18,000 (72%) and $23,000 (55%) for the three and six months ended June 30, 2003, in relation to the same periods in 2002.  The decrease is due to decreasing interest rates earned on the Company’s cash and cash equivalents and the lower cash balances.

Analysis of Business Segments

InfoSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$4,791,000	$4,172,000	$9,205,000	$7,235,000
Operating expense	4,611,000	4,168,000	9,093,000	8,000,000
Operating income (loss)	$180,000	$4,000	$112,000	$(765,000)

InfoSpherix revenue increased $619,000 (15%) and $1,970,000 (27%) for the three and six months ended June 30, 2003, resulting in increases in operating income of $176,000 and $877,000, respectively.  Revenue from government contracts increased by $664,000 (14%) and $1,572,000 (22%) and revenue from commercial contracts decreased by $45,000 (33%) and increased by $398,000 (258%) for the three and six months ended June 30, 2003, in relation to the same periods of 2002.  The increase in revenue between years was the result of several new contracts that started in the latter part of 2002, with one of the commercial contracts concluding at the end of the first quarter.

Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  Commercial contracts are being actively pursued by the Company, but the Company’s recent history has been that these contracts have been received on a sporadic basis.

Revenues from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

BioSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$12,000	$54,000	$18,000	$58,000
Operating expense	650,000	382,000	1,288,000	746,000
Operating loss	$(638,000)	$(328,000)	$(1,270,000)	$(688,000)

BioSpherix revenue decreased $42,000 (78%) and $40,000 (69%) for the three and six months ended June 30, 2003, in relation to the same periods in 2002, as a result of decreased FlyCracker sales.  FlyCracker sales decreased between years as a result of a redirection of capital to the commercialization of Naturlose, which includes finding a source of supply as well as identifying customers in the market to which the Company retains the rights.  Operating expense increased $268,000 (70%) and $542,000 (73%) for the three and six months ended June 30, 2003, respectively.  The increase in operating expenses between years is primarily related to the ongoing arbitration with Arla, noted above.

Liquidity and Capital Resources

The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement.  Outstanding borrowings under the Agreement aggregated $1,109,000 at June 30, 2003, and are collateralized by the Company’s eligible accounts receivable.  The interest rate under the agreement is the Bank’s prime rate.  The total amount available for further advance to the Company was $891,184 under the Agreement at June 30, 2003.  The Agreement contains covenants that require the Company to meet certain tangible net worth.  The Company was in compliance with the bank covenants as of June 30, 2003.  The line was renewed on June 30, 2003 and expires on June 30, 2004, and is collateralized by a restricted certificate of deposit of $2.0 million.

Cash flow for the six months ended June 30, 2003, reflects a net cash outflow of $3.9 million, consisting of $1.3 million used in operating activities, $579,000 used in investing activities, and $2 million used in financing activities.  Cash used in operating activities in 2003 decreased $530,000 from those of the prior year as a result of the increased InfoSpherix revenue on new contracts.  Cash used in investing activities increased by $273,000.  Approximately $184,000 of software development costs were capitalized in 2003, compared to $102,000 in 2002.  Cash flow from financing activities decreased $6.2 million between years.  In 2002, $3.9 million was received through the issuance of common stock primarily through the exercise of warrants; there were no significant issuances of stock in the same period of 2003.  At June 30, 2003, $2.0 million was restricted as collateral under the loan agreement noted above.

Working capital as of June 30, 2003, was $7.9 million, which represents a $900,000 (10%) decrease from working capital of $8.8 million at December 31, 2002.  The decrease is primarily attributable to legal expenditures on the ongoing arbitration with Arla (see Part II, Item I “Legal Proceedings”).

The Company plans to upgrade and enhance certain components of its information and telecommunications systems and is anticipating sufficient cash flow from operating activities during 2003 to cover its continuing capital needs.

It is anticipated that royalties on sales by Arla could begin in 2003.

No dividends were paid in 2002 and none are anticipated in 2003.

Trends and Outlooks

In December 2002, the National Park Service (“NPS”) cancelled the procurement for the National Park Reservation System.  The Company has operated this program for the past five years, and revenue recognized was $2.2 million and $4.1 million for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively, or 24% and 27% of total revenues for each period.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the National Forest Service’s National Recreation and Reservation System contract (“NRRS”).  The Company believes this action to be contrary to Federal procurement regulations.  On June 26, 2003, the court of Federal Claims notified the Company that the Government decided not to sole source the National Park Service Reservation System to the competition.  Instead a competitive procurement will be issued in the spring of 2004 for the combined NPS and NRRS; however, the government also stated its intention to award the camping inventory of twelve national parks to the competition non-competitively.  The Company has filed agency protests with the Department of Agriculture and the Department of Interior.  At present, the NPS contract has been formally extended through September 30, 2003, and the Company anticipates this will be further extended at least through September 2004.

Other InfoSpherix contracts expire in 2003 and will be re-bid, including the Company’s Maryland Information Center contract, which has contributed 31% to the Company’s year-to-date 2003 revenues.

With respect to its BioSpherix Division, the Company was informed that its licensee of tagatose for use in foods and beverages, Arla Foods, made the product commercially available early this quarter.  Any sales made in the quarter should bring royalties to the Company in August.  Although any such payments would be small, they would signify the first return on the Company’s sweetener efforts.  At the Institute of Food Technologists’ annual meeting in Chicago during the week of July 12 – 16, Arla presented several products it had made with tagatose.  There was significant interest from major food and beverage manufacturers.  Meanwhile, the arbitration proceeding against Arla Foods continues, with hearings scheduled for mid-November.  It is anticipated that a decision may be rendered in the first quarter of 2004.   The Company remains optimistic about its chances for prevailing in its interpretation of significant contract clauses, and will continue to press for damages due to delayed commercialization.  The Company’s efforts to commercialize Naturlose (tagatose for cosmetic and other uses outside the field of its license to Arla Foods) continue, and sufficient samples to provide potential corporate customers are now being obtained from its contract pilot plant.  In another development, the Company received a U.S. patent on its invention to prolong the useful life of fragrances.  The BioSpherix Division will pursue commercial opportunities with perfume, industrial and other fragrance manufacturers.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At June 30, 2003, the Company did not have any fixed-rate indebtedness and had approximately $1.1 million in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the June 30, 2003, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $55,000.

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

Part II.                             Other Information

Item 1.                              Legal Proceedings

On May 23, 2002, the Company filed for arbitration against its licensee, MD Foods amba (merged into Arla Foods amba).  The filing sought damages for what the Company claims has been an unreasonably long time for its licensee to bring tagatose to market and seeks other measures to accelerate the pace toward commercialization of food and beverage uses of the new sweetener licensed to the Danish firm.  The Company has also sought a determination of its right to terminate the license agreement.  Arla has asked the arbitral tribunal to order the Company to pay Arla’s attorney fees, expert fees and the costs of the arbitration, and has reserved the right to file a counter-claim against the Company.  Oral presentation before the Arbitration Tribunal is scheduled for November 2003.  To date the Company has incurred approximately $1.0 million in related legal expenses and the Company expects to continue to incur significant legal expenses during the remainder of 2003.

Item 4.                              Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 15, 2003, where the following actions were taken:

(1)                                  Lionel V. Baldwin, Thomas W. Gantt, Gilbert V. Levin, M. Karen Levin, Anne S. MacLeod, Thomas G. Moore, and Carol Y. Sanchez were elected as directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

Name	Shares Voted For	Shares Voted Against	Shares Voted Abstained
Lionel V. Baldwin	10,751,505	166,121	0
Thomas W. Gantt	10,751,496	166,130	0
Gilbert V. Levin	10,685,206	232,420	0
M. Karen Levin	10,678,110	239,516	0
Anne S. MacLeod	10,747,905	169,721	0
Thomas G. Moore	10,751,505	166,121	0
Carol Y. Sanchez	10,747,896	169,730	0

(2)                                  The Spherix Employee Stock Purchase Plan was ratified and approved, with 5,629,485 shares voted in favor, 519,839 shares voted against, 68,068 shares abstained, and 4,700,234 shares unvoted.

(3)                                  The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2003, was ratified, with 10,807,578 shares voted in favor, 62,592 shares voted against, and 47,456 shares abstaining.

Item 6.                              Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 On May 6, 2003, the Company filed a report on form 8-K dated May 2, 2003, pursuant to Item 9 thereof, to report that the Registrant issued a press release regarding its financial results for the first quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	August 8, 2003	By:	/s/ Gilbert V. Levin
Gilbert V. Levin
Chair, CEO and Treasurer

Date:	August 8, 2003	By:	/s/ Richard C. Levin
Richard C. Levin
CFO of Spherix and Interim President of the InfoSpherix Division