Form 10-Q
period 2003-09-30
SPHERIX INC
filed 2003-11-14
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003
Common Stock $0.005 par value	11,421,607

Transitional Small Business Disclosure Format (Check One):   Yes ☐     No ☒

Spherix Incorporated

Form 10-Q
For the Quarter Ended September 30, 2003

Spherix Incorporated

Part I.  Financial Information

Item 1.           Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$5,091,477	$4,832,470	$14,314,383	$12,125,147

Operating expense
Direct contract and operating costs	3,236,356	3,144,485	9,735,225	8,776,566
Selling, general and administrative expense	1,524,959	1,080,724	4,380,440	3,240,401
Research and development expense	110,282	95,556	347,652	270,321
Depreciation and amortization expense	335,629	398,172	1,125,117	1,177,050

Total operating expense	5,207,226	4,718,937	15,588,434	13,464,338

(Loss) income from operations	(115,749)	113,533	(1,274,051)	(1,339,191)

Interest income (expense), net	560	23,563	19,399	65,857

(Loss) income before taxes	(115,189)	137,096	(1,254,652)	(1,273,334)
Income tax expense	—	—	—	—

Net (loss) income	$(115,189)	$137,096	$(1,254,652)	$(1,273,334)

Net (loss) income per share, basic	$(0.01)	$0.01	$(0.11)	$(0.11)
Net (loss) income per share, diluted	$(0.01)	$0.01	$(0.11)	$(0.11)

Weighted average shares outstanding, basic	11,385,556	11,334,044	11,363,062	11,195,950
Weighted average shares outstanding, diluted	11,385,556	11,346,502	11,363,062	11,195,950

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	Sept. 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,760,183	$8,656,069
Restricted investments	2,490,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $70,100 and $71,000	2,557,133	2,169,471
Other receivables	12,950	13,344
Prepaid expenses and other assets	563,086	749,227
Total current assets	10,383,352	11,588,111

Property and equipment, net of accumulated depreciation of $6,356,247 and $5,252,858	3,227,867	3,653,356
Patents and other intangible assets, net of accumulated amortization of $190,620 and $168,892	208,330	211,673
Total assets	$13,819,549	$15,453,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$137,474	$722,384
Accounts payable and accrued expenses	1,006,562	1,146,846
Accrued salaries and benefits	808,101	800,497
Capital lease obligations	17,715	27,220
Deferred revenue	300	103,662
Total current liabilities	1,970,152	2,800,609

Capital lease obligations	50,012	63,310
Deferred compensation	112,887	112,887
Deferred rent	220,998	214,876
Deferred revenue	1,000,000	1,000,000
Total liabilities	3,354,049	4,191,682

Commitments and contingencies	—	—

Stockholders’ equity	—	—
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding
Common stock, $.005 par value, 50,000,000 shares authorized; 11,483,095 and 11,412,545 issued, 11,421,607 and 11,351,057 shares outstanding at September 30, 2003, and December 31, 2002, respectively	57,415	57,063
Paid-in capital in excess of par value	19,364,952	18,906,610
Treasury stock, 61,488 shares at cost	(390,434)	(390,434)
Accumulated deficit	(8,566,433)	(7,311,781)
Total stockholders’ equity	10,465,500	11,261,458
Total liabilities and stockholders’ equity	$13,819,549	$15,453,140

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(1,254,652)	$(1,273,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,125,117	1,177,050
Provision for uncollected accounts receivable	(900)	—
Loss on disposal of assets	—	28,160
Treasury stock issued in payment of expense	—	22,730
Stock-based compensation	23,288	—
Changes in assets and liabilities:
Trade accounts receivable	(386,762)	(972,902)
Other receivables	394	61,759
Prepaid expenses and other assets	186,141	(131,099)
Accounts payable and accrued expenses	(43,863)	(224,898)
Deferred rent	6,122	15,815
Deferred revenue	(103,362)	—
Net cash used in operating activities	(448,477)	(1,296,719)

Cash flow from investing activities
Purchases of property and equipment	(683,214)	(667,397)
Additions to patent costs and other intangible assets	(18,385)	(12,432)
Net cash used in investing activities	(701,599)	(679,829)

Cash flow from financing activities
Net change in bank line of credit	(584,910)	(109,160)
Net change in book overdraft	(83,503)	391,708
Restricted cash	(2,490,000)	—
Payments on notes payable	—	(38,595)
Payments on capital lease obligations	(22,803)	(38,917)
Proceeds from issuance of common stock	435,406	3,879,195
Cost of purchasing treasury stock	—	(62,712)
Cost of issuance of common stock	—	(5,994)
Net cash (used in) provided by financing activities	(2,745,810)	4,015,525

Net (decrease) increase in cash and cash equivalents	(3,895,886)	2,038,977
Cash and cash equivalents, beginning of period	8,656,069	6,582,203
Cash and cash equivalents, end of period	$4,760,183	$8,621,180

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements
(Unaudited)

1.                                      Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2003, the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine-month periods ended September 30, 2003 and 2002.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2002.

2.                                      Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 87,280 and 29,552 at September 30, 2003 and 2002, respectively.

3.                                      Restricted Investments

The Company has two restricted certificates of deposits in the amounts of $2.0 million and $490,000, which are being used as collateral for the bank line of credit and for a performance bond, respectively.

4.                                      Deferred Revenue

Deferred revenue includes a $1,000,000 non-refundable advance against future royalties from the D-tagatose licensing agreement with MD Foods Ingredients amba of Denmark (“MDFI”) (subsequently merged with Arla to become Arla Foods).  The advance will be recoverable at 50% of such annual royalties.

5.                                      Treasury Stock Transactions

During 2002, the Company issued 2,914 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the value of the stock on the date of issuance over the purchase price of the treasury stock has been charged to paid-in capital in the amount of $495.  The Company also purchased 11,800 shares of its common stock at a total cost of $62,712 to be held in the treasury during 2002.

6.                                      Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $23,287 of compensation expense recorded in 2003 as a result of issuing certain option grants at below market in 2002.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following tables summarize the assumptions used and the pro-forma net loss and net loss per share resulting from applying SFAS 123.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2003	2002	2003	2002

Net (loss) profit, as reported		$(115,189)	$137,096	$(1,254,652)	$(1,273,334)
Add: stock-based employee compensation expense included in reported net loss		7,763	—	23,287	—
(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards, net of tax effects		(83,491)	(49,735)	255,434	(149,204)
Pro forma net loss		$(190,917)	$87,361	$(975,931)	$(1,422,538)

Net loss per share - basic	As Reported	$(0.01)	$0.01	$(0.11)	$(0.11)
	Proforma	$(0.02)	$0.01	$(0.09)	$(0.13)
Net loss per share - diluted	As Reported	$(0.01)	$0.01	$(0.11)	$(0.11)
	Proforma	$(0.02)	$0.01	$(0.09)	$(0.13)

7.                                      Stockholders Equity

On March 20, 2002, warrants for 250,000 shares of common stock at $6.50 per share and warrants for 325,000 shares of common stock at $6.4005 per share were exercised by an institutional investor.  Total warrants outstanding as of September 30, 2003 and 2002, were 1,085,975.

A total of 70,550 and 25,500 stock options were exercised during the nine months ended September 30, 2003 and 2002, which generated proceeds of $435,408 and $174,032, respectively.  Total options outstanding as of September 30, 2003 and 2002, were 485,525 and 964,550, respectively.

8.                                      Concentration Risk

In December 2002, the National Park Service (“NPS”) cancelled the re-procurement for the National Park Reservation System for which the Company had submitted its bid.  The Company has operated this program for the past six years, and revenue recognized was $3.7 million and $4.1 million for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively, or 26% and 27% of total revenues for each period.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the U.S. Forest Service’s National Recreation and Reservation System contract (“NRRS”).  The Company believes this action to be contrary to Federal procurement regulations.  On June 26, 2003, the court of Federal Claims notified the Company that the Government decided not to sole source the National Park Service Reservation System to the competition.  Instead, a competitive procurement will be issued in the spring of 2004 for the combined NPS and NRRS; however, the government stated its intention to award the camping inventory of twelve national parks to the competition non-competitively.  The Company has filed a protest on this proposed action with the Court of Federal Claims.  Meanwhile, the NPS contract has been extended through September 30, 2004.

9.                                      Change in Accounting Presentation

Certain costs previously classified as divisional overhead in prior years are now being classified as general and administrative costs.  The classification changes were made to reflect the change in the nature of the BioSpherix Division from that of a predominately research and development division to one which also includes production activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2002, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2003, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

The Company reported a net loss of $115,000 ($0.01 per share, diluted) on sales of $5.1 million, and a net loss of $1,255,000 ($0.11 per share, diluted) on sales of $14.3 million for the three months and nine months ended September 30, 2003, respectively, compared to a net income of $137,000 ($0.01 per share, diluted) on sales of $4.8 million, and a net loss of $1,273,000 ($0.11 per share, diluted) on sales of $12.1 million for the three months and nine months ended September 30, 2002, respectively.  Revenue increased $259,000 (5%) and $2,189,000 (18%) for the three and nine months ended September 30, 2003, respectively, in comparison to the same periods of 2002.  The increased revenue is attributable to increased activity of InfoSpherix resulting from two new contracts awarded in 2002 (State of Indiana and Office of Personnel Management).

Direct contract and operating costs increased by $92,000 (3%) and $959,000 (11%) for the three and nine months ended September 30, 2003, in relation to the same periods in 2002.  The increase is directly related to the new InfoSpherix contracts noted above.  A large portion of the Company’s operating costs are fixed costs and therefore the fluctuation in direct contract and operating costs is less than the fluctuation in revenue between years.

Selling, general and administrative expense increased $444,000 (41%) and $1,140,000 (35%) for the three months and nine months ended September 30, 2003, in relation to the same periods in 2002.  The increase is directly related to the ongoing arbitration with Arla Foods amba of Denmark (“Arla”) (see Part II, Item 1 “Legal Proceedings”) for which the Company incurred approximately $700,000 in legal and associated expenses in the 2003 period as well as attorneys’ fees associated with the National Park Service procurement (see “Trends and Outlooks”) totaling some $200,000.

Research and development expenses increased $15,000 (15%) and $77,000 (29%) for the three months and nine months ended September 30, 2003, in relation to the same periods in 2002.  The increase is related to studies being conducted at a major university for the production of Naturlose™.

Depreciation expense was consistent with that of the prior year.

Interest income (net of interest expense) decreased $23,000 (98%) and $46,000 (71%) for the three and nine months ended September 30, 2003, in relation to the same periods in 2002.  The decrease is due to decreasing interest rates earned on the Company’s cash and cash equivalents and the lower cash balances.

Analysis of Business Segments

InfoSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Revenue	$5,085,000	$4,807,000	$14,290,000	$12,042,000
Operating expense	4,569,000	4,256,000	13,662,000	12,255,000
Operating income (loss)	$516,000	$551,000	$628,000	$(213,000)

InfoSpherix revenue increased $278,000 (6%) and $2,248,000 (19%) for the three and nine months ended September 30, 2003, resulting in operating income of $516,000 and $628,000, respectively.  Revenue from government contracts increased by $322,000 (7%) and $1,894,000 (16%) and revenue from commercial contracts decreased by $44,000 (24%) and increased by $354,000 (105%) for the three and nine months ended September 30, 2003, in relation to the same periods of 2002.  The increase in revenue between years was the result of several new government contracts that started in the latter part of 2002, with one of the commercial contracts concluding at the end of the first quarter.

Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  Commercial contracts are being actively pursued by the Company, but the Company’s recent history has been that these contracts have been received on a sporadic basis.

Revenues from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

BioSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Revenue	$6,000	$25,000	$24,000	$83,000
Operating expense	638,000	463,000	1,926,000	1,209,000
Operating loss	$(632,000)	$(438,000)	$(1,902,000)	$(1,126,000)

BioSpherix revenue decreased $19,000 (76%) and $59,000 (71%) for the three and nine months ended September 30, 2003, in relation to the same periods in 2002, as a result of decreased FlyCracker sales.  FlyCracker sales decreased between years as a result of a shift in strategy from direct sales to licensing accompanied by redirection of capital that would have supported sales to the commercialization of Naturlose.  This includes finding a source of supply as well as identifying customers in the market to which the Company retains the rights.  Operating expense increased $175,000 (38%) and $717,000 (59%) for the three and nine months ended September 30, 2003, respectively.  The increase in operating expenses between years is primarily related to the ongoing arbitration with Arla, noted above.

Liquidity and Capital Resources

The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million, subject to advance rates as defined in the Agreement.  Outstanding borrowings under the Agreement aggregated $137,474 at September 30, 2003, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR fixed rate.  The total amount available for further advance to the Company was $1,862,526 under the Agreement at September 30, 2003.  The line was renewed on June 30, 2003 and expires on June 30, 2004.

Cash flow for the nine months ended September 30, 2003, reflects a net cash outflow of $3.9 million, consisting of $448,000 used in operating activities, $702,000 used in investing activities, and $2.7 million used in financing activities.  Cash used in operating activities in 2003 decreased $848,000 from those of the prior year as a result of the increased InfoSpherix revenue on new contracts.  Cash used in investing activities was consistent with that of the prior year.  Cash flow from financing activities decreased $6.8 million between years.  In 2002, $3.9 million was received through the issuance of common stock primarily through the exercise of warrants; there were no significant issuances of stock in the same period of 2003.  At September 30, 2003, $2.0 million was restricted as collateral under the loan agreement noted above.

Working capital as of September 30, 2003, was $8.4 million, which represents a $374,000 (4%) decrease from working capital of $8.8 million at December 31, 2002.  The decrease is primarily attributable to legal expenditures on the ongoing arbitration with Arla (see Part II, Item I “Legal Proceedings”).

The Company plans to upgrade and enhance certain components of its information and telecommunications systems and considers its cash reserves to be sufficient to cover its current capital needs.

It is anticipated that modest royalties on sales by Arla could begin in the fourth quarter of 2003.

No dividends were paid in 2002 and none are anticipated in 2003.

Trends and Outlooks

In December 2002, the National Park Service (“NPS”) cancelled the re-procurement for the National Park Reservation System for which the Company had submitted its bid.  The Company has operated this program for six years, and revenue recognized was $3.7 million and $4.1 million for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively, or 26% and 27% of total revenues for each period.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the U.S. Forest Service’s National Recreation and Reservation System contract (“NRRS”).  The Company believes this action to be contrary to Federal procurement regulations.  On June 26, 2003, the court of Federal Claims notified the Company that the Government decided not to sole source the National Park Service Reservation System to the competition.  Instead, a competitive procurement will be issued in the spring of 2004 for the combined NPS and NRRS; however, the government also stated its intention to award the camping inventory of twelve national parks to the competition non-competitively.  The Company has filed a protest on this proposed action with the Court of Federal Claims.  Meanwhile, the NPS contract has been formally extended through September 30, 2004.

The Company’s Maryland Information Center contract, which has contributed 31% to the Company’s year-to-date 2003 revenues, has been extended to May 2004.

The Company recently won three new state reservation contracts.

With respect to its BioSpherix Division, the Company was informed that its licensee of tagatose for use in foods and beverages, Arla Foods, has made the product commercially available for use in a beverage product.  Any sales made should bring royalties to the Company.  Although initial payments would be small, they would signify the first return on the Company’s sweetener efforts.  On November 13, 2003, The Company entered into a settlement agreement with Arla Foods Ingredients, which resulted in the cancellation of its arbitration proceeding.  The Company expects to file a Form 8-K concerning this settlement agreement in the next few days.  The Company’s efforts to commercialize Naturlose (tagatose for cosmetic and other uses outside the field of its license to Arla Foods) continue, and sufficient samples to provide potential corporate customers are now being obtained from its contract pilot plant.  In another development, the Company received a U.S. patent on its invention to prolong the useful life of fragrances.  The BioSpherix Division will pursue commercial opportunities with perfume, industrial and other fragrance manufacturers.

The Company has concluded that, in the absence of a broad agricultural product line, marketing FlyCracker directly to distributors is not cost effective, and is currently negotiating to license the right to sell FlyCracker to parties that have already established themselves in the agricultural marketplace with comparable products.  As of September 30, 2003, the Company had on the books approximately $195,000 in FlyCracker inventory, which the Company’s intends to transfer to the licensee pending successful negotiations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At September 30, 2003, the Company did not have any fixed-rate indebtedness and had approximately $137,474 in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the September 30, 2003, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $45,000.

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

Part II.  Other Information

Item 1.           Legal Proceedings

On May 23, 2002, the Company filed for arbitration against its licensee, MD Foods amba (merged into Arla Foods amba).  The filing sought damages for what the Company claims has been an unreasonably long time for its licensee to bring tagatose to market and seeks other measures to accelerate the pace toward commercialization of food and beverage uses of the new sweetener licensed to the Danish firm and for favorable interpretation of License Agreement clauses affecting royalty payments and other issues.  To date the Company has incurred approximately $1.1 million in related legal expenses. On November 13, 2003, The Company entered into a settlement agreement with Arla Foods Ingredients, which resulted in the cancellation of its arbitration proceeding.  The Company expects to file a Form 8-K concerning this settlement agreement in the next few days.

Item 6.           Exhibits and Reports on Form 8-K

(a)                      Exhibits

31.1               Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2               Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1               Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2               Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 On August 8, 2003, the Company filed a report on Form 8-K dated August 8, 2003, pursuant to Item 12 thereof, to report that the Registrant issued a press release regarding its financial results for the second quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (formerly Biospherics Incorporated)
(Registrant)

Date:	November 13, 2003	By:	/s/ Thomas W. Gantt
Thomas W. Gantt
Chief Executive Officer

Date:	November 13, 2003	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Financial Officer