Form 10-K
period 2003-12-31
SPHERIX INC
filed 2004-03-30
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of June 30, 2003, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):

Common Stock (Par Value $.005) – $60,152,111

There were 11,966,811 shares of the Registrant’s Common Stock outstanding as of March 23, 2004.

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

Item 1.  DESCRIPTION OF BUSINESS

General

Spherix Incorporated (the “Company” or “Registrant”), a Delaware corporation, was founded in 1967.  The Company consists of a biotechnology division (“BioSpherix”) and an information services division (“InfoSpherix”).  InfoSpherix consists of Commercial Information Services (“CIS”) and Government Information Services (“GIS”).

The principal executive offices of the Company are located at 12051 Indian Creek Court, Beltsville, Maryland 20705, and its telephone number is (301) 419-3900.  The Company’s Common Stock trades on the NASDAQ National Market System under the symbol SPEX.

Available Information

Our principal Internet address is www.spherix.com.  We make available free of charge on www.spherix.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

BioSpherix Division

The BioSpherix Division is the Company’s biotechnology research and development arm, dedicated to developing proprietary products and services with a view toward commercial applications.  The Company has accumulated a number of patents on its products and processes.

Tagatose as a Low-Calorie, Full-Bulk Sweetener.  BioSpherix has patented the use of a naturally occurring sugar, tagatose, as a low-calorie, full-bulk sweetener.  It is a true sugar that looks, feels, and tastes like table sugar.  Tagatose occurs in amounts too small for economic recovery in a number of foods.  The Company has developed and patented a method for making tagatose from whey, an inexpensive or waste product from cheese manufacturing.  The Company received two U.S. patents for its production process in 1991 and 1992, which expire July 19, 2009, and March 25, 2011, respectively.  The Firm has been developing its sweetener since receiving a U.S. patent for its use and manufacture as a low-calorie sweetener in 1988, which expires August 29, 2006.

In January 1997, the Company completed a license agreement with Arla Foods Ingredients amba (“Arla”) (formerly MD Foods Ingredients amba, “MDFI”) of Denmark for the exclusive worldwide rights to manufacture, market, and distribute tagatose as a food and beverage ingredient in return for a non-refundable up-front payment and fees on net sales of the sugar for these purposes.  See Section 8, Commitments and Contingencies, for recent developments regarding the License Agreement.  The present status of the License Agreement provides Arla the exclusive, world-wide rights to manufacture and sell tagatose for food uses and the right to manufacture for non-food uses.  Spherix retains all rights to sell tagatose for drug use, and use in drugs, including rights to the use of tagatose as a sweetener or other functional ingredient in drugs and cosmetics such as toothpaste and mouthwash.  It has created the brand name “Naturlose™” for these uses.  Arla supplies Spherix’s requirements for its sales of Naturlose.  Spherix has patented the use of tagatose in treating Type 2 diabetes and other uses in health and medicine as outlined below.  Arla manufactures a wide variety of dairy products, foods and food ingredients; it ranks as one of the largest dairy products manufacturers in the world.  Arla operates cheese plants producing large amounts of whey as a by-product.

To strengthen their cooperative efforts, the two companies established a Tagatose Advisory Committee to plan and review progress in bringing tagatose to its various world market sectors.  The Committee consists of three Arla representatives and one Company representative.  The Committee proposes strategies and actions to Arla.

A panel of experts retained by Arla declared tagatose as Generally Recognized As Safe (“GRAS”) on April 11, 2001, permitting sale of tagatose as a food ingredient in the U.S.  The U.S. Food and Drug Administration (“FDA”) issued a “no objection” letter on October 25, 2001.  Tagatose was recommended by the Joint FAO/WHO Expert Committee on Food Additives (JECFA) panel in June 2001 to its many member countries for use in foods.  Arla has begun the approval process for tagatose in Japan, New Zealand, Australia, and other countries.  Approval was obtained in South Korea in 2003.  The U.S. FDA approved Arla’s recommended caloric value of 1.5 kilocalories per gram, permitting labeling of products containing it as “reduced calorie.”  At Spherix’s request, the right to request a smaller reduced calorie rating in the future has been reserved.  Spherix believes that test data support a lower value and intends to seek approval for such.

Arla has formed a 50/50 joint venture with Nordzucker, a German sugar producer, for the manufacture and sale of tagatose.  Production from the joint venture factory permitted sales of tagatose to the U.S. sweetener market to begin in 2003 when the 7-Eleven chain introduced Diet Pepsi Slurpees.  Arla states that, if market acceptance is favorable, a major tagatose plant will be established at Arla Foods’ dairy plant in Taulov, Denmark.

The Company believes that tagatose will fill a market not currently accessible to other sweetener products and will also compete with a number of them.  That market may initially include confections, ice cream, frozen desserts, diet sodas, cereals, and frosting.  Later, market applications may broaden to include chocolate candy, baked goods, heat-processed foods, other dairy products, and other products in which the full bulk of sugar is required.  Tagatose may also be used in prebiotics, healthy drinks and foods, and dietary supplements.  Manufacturers have long sought a low-calorie, full-bulk substitute for table sugar; however, none has been as successful in emulating the flavor of table sugar as has tagatose.  Unlike table sugar, tagatose has been shown to cause no tooth decay, and has now won FDA approval to carry the label “does not cause tooth decay”, or “noncariogenic.”  An unexpected market for tagatose was opened up in the soft drink industry by the discovery that tagatose is synergistic with the high intensity sweeteners used in diet sodas, thereby improving the taste and mouthfeel of diet sodas.

Tagatose has been found to be a pre-biotic, a substance that improves the digestion of food and is beneficial to health.  Pre-biotics are widely sold in Europe and Asia and are increasingly appearing in the U.S.

The Company has obtained a number of foreign patents on the use and manufacture of tagatose, including countries with significant market potential, such as Japan and Canada.

In 2002, Spherix filed a Notice of Arbitration against Arla under the terms of its License Agreement with that firm, contending that it had suffered from Arla’s slow progress.  On November 13, 2003, the Company settled its arbitration and entered into an Amendment to the September 27, 1996 License agreement with Arla.  The amendment extended the period under which the high-end fees on the commercial sales of tagatose are due the Company until at least March 25, 2011, and until August 25, 2016, or longer, subject to certain conditions.  Arla also agreed to give up its right to deduct the $1 million prepayment against future royalties payable to the Company.  Arla was granted the exclusive worldwide rights to manufacture tagatose for any type of product or purpose.  Most importantly, Arla agreed to supply tagatose to Spherix for Spherix’s sales as Naturlose to the non-food and drug markets.  This permitted Spherix to begin marketing for these purposes.  A number of major firms have expressed interest in Naturlose.  Some are testing tagatose in their products.  The Company relinquished its rights to raise any additional delay claims against Arla.

In the year 2000, the Company achieved GRAS status for the use of tagatose as a sweetener (excipient) in drugs for non-chronic use by adults and children.  Also in the year 2000, the Company achieved GRAS status for the uses of tagatose in toothpaste, mouthwash, lipstick and other cosmetic products.

Among the potential uses of Naturlose are:

Treatment for Type 2 Diabetes.  Small Phase 1 and Phase 2 clinical trials at the University of Maryland School of Medicine have found tagatose effective as an adjuvant treatment of Type 2 diabetes.  In addition, over the one-year trial, all subjects lost weight at physician-approved rates.  Other than for initial laxation at high doses (45 to 75 grams per capita per day), accommodated in about two weeks, no untoward effects were found in any of the research.  In addition, the studies found that tagatose produced no rise in blood glucose or insulin levels in diabetic or normal subjects.  Tagatose taken before the consumption of glucose produced a blunting effect on the otherwise normally expected rise in blood glucose.

Anti-hyperglycemic Agent.  Tagatose functions as an anti-hyperglycemic agent to prevent the formation of advanced glycosylation end-products, which is one of the major causes of aging.

Anemia and Hemophilia Treatment.  Tagatose has been shown to improve blood factors indicating that tagatose may be useful as a drug or drug adjuvant in the treatment of anemia and hemophilia.

Increased Fertility and Improved Fetal Development Drug.  Tagatose may increase the fertility of humans and other animals, to effect higher percentages of live fetuses, and to cause those fetuses to be heavier, still within normal bounds, than those of humans or other animals not having taken tagatose.

Preservative of Human Organs.  Tagatose may be used in the transplanting and storage of human organs to protect against cyto-oxidation and toxic chemicals.

The drug uses mentioned above require regulatory approval before they can be brought to market.

FlyCracker as a Pesticide.  The Company patented and developed a safe-for-humans, environmentally friendly pesticide, which it branded FlyCracker®.  Sales of FlyCracker began in 2000 and while feedback from users remained positive, sales remained below expectations and were insufficient to cover the related operating and marketing efforts of the Company.  As a result the Company decided to scale back active efforts to sell and promote the product in 2003, and in January of 2004 the Company discontinued its remaining sales activities.  The Company is hopeful that it will be able to license the product in the future.  In the meantime, the Company is looking to sell its excess inventory through several distributors and in 2003 signed an agreement with a distributor for exclusive rights to eleven Asian countries.  The Company anticipates that it will be able to recover approximately half of the original cost of its current inventory in this way, and has recorded a loss of approximately $100,000 for the portion the Company does not expect to recover along with a corresponding decrease in the carrying value of the inventory on the books.

Capital for Development.  While the products under development show promise, continued progress is dependent upon many factors, including, but not limited to, the Company’s having sufficient funds and resources to pursue them.  Over its history, the Company has supported its research and development using funds generated by its InfoSpherix Division.  Funds have also been raised from private placements of Company stock and warrants, some of the proceeds of which have been used to increase the state of development, market penetration and sales of the products mentioned.

BioSpherix revenue, which included the recording of $1 million from the Arla settlement as noted above, accounted for 6% of the Company’s total revenue in 2003.  BioSpherix also contributed $1,488,000 to the Company’s net loss in 2003.

InfoSpherix Division

Government Information Services

GIS’s information professionals design and operate contact centers providing information management and materials to the public on various socially beneficial subjects, as well as other information services, such as reservation and tourism.  GIS focuses on those clients who are looking to leverage technology in the ever advancing world of information management.  GIS researches, collects, organizes and disseminates information by providing customized contact center services combining advanced data collection systems, expert decision support systems, tele-support utilizing live operators, and advanced telecommunication technologies like Interactive Voice Response (“IVR”).  GIS answers millions of calls annually from professionals and the public nationwide.  It operates two Maryland-based contact centers (Beltsville and Cumberland), and in the first quarter of 2004, added a contact center in South Dakota.  All three contact centers efficiently manage and track high volumes of data.  Coupling GIS’s expert staff with its advanced technologies results in an effective system to collect and disseminate large amounts of information.  The Company also provides reservation services for campgrounds and other parks via its ReserveWorld business line.

In December 2002, the National Park Service (“NPS”) cancelled the re-procurement for the National Park Reservation System for which the Company had submitted its bid.  The Company has operated this program for six years; revenue recognized was $4.2 million and $4.1 million for the years ended December 31, 2003 and 2002, respectively, or 23% and 27% of total revenues for each year.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the U.S. Forest Service’s National Recreation and Reservation System contract (“NRRS”).  The Company believed this action to be contrary to Federal procurement regulations.  On June 26, 2003, the Court of Federal Claims notified the Company that the Government decided not to sole source the National Park Service Reservation System to the competition.  Instead, a competitive procurement will be issued in the spring of 2004 for the combined NPS and NRRS.  The government also stated its intention to award the camping inventory of twelve national parks, which are not on our reservation system, to the NRRS incumbent non-competitively.  Meanwhile, the NPS contract has been formally extended through September 30, 2004.

The Company’s Maryland Information Center contract, which contributed 31% to the Company’s 2003 revenues, has been extended to May 31, 2004, and management believes it likely that the contract will be extended through December.

In 2003, the Company won four new government contracts, and in March 2004, the Company also won a one-year multi-million dollar Federal Retirement Thrift Investment Board (“FRTIB”) contract with four option years.    In addition, in early 2004, the Company acquired six additional government reservation contracts.  In that acquisition, the Company purchased certain assets of Daksoft, Inc. related to their reservation business, which operates under the name “ReserveIt.”  The purchase includes the intellectual property rights to the name “ReserveIt” and the related contracts, as well as other assets of the division.

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

CIS and GIS accounted for 4% and 89% of the Company’s total revenues in 2003, respectively.  While contracts are numerous, most of CIS and GIS’s revenues traditionally have been generated by a few large commercial and government contracts.  See Note 1, “Concentrations,” of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-K.

Government Contracts

See Note 8, “Commitment and Contingencies – Government Contracts,” of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-K, which information is incorporated herein by reference.

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

Market Concentration

During 2003, 2002, and 2001, InfoSpherix contributed 94%, 99%, and 100% of total Company revenue.  The Company’s business operations are usually dependent upon substantial revenue from a select group of customers.  In 2003, 2002, and 2001, revenue from each of the following customers accounted for more than 10% of total Company revenues:

2003	2002	2001
U.S. Government	U.S. Government	U.S. Government
State of Michigan	State of Michigan	State of Michigan
State of Maryland	State of Maryland	State of Maryland

It is currently expected that revenue from the U.S. Government, the State of Michigan, and the State of Maryland will each account for more than 10% of total Company revenues in 2004.

Patents and Trademarks

The Company has established a strong worldwide patent position for tagatose.  These patents, and other significant Company patents and patent applications, are detailed in the following table:

Patent No.	Patent Title	Issue Date	Expiration Date
U.S. 6,585,964	Method for Preventing or Minimizing Biodegradation of a Substance	7/1/03	5/6/19
U.S. 6,355,409	Tagatose as a Cytoprotective Supplement for the Storage of Organs to Reduce Reperfusion Injury	3/12/02	9/1/20
Canada 2,077,257*	Process for Manufacturing D-Tagatose	2/19/02	1/7/11
U.S. 6,225,452	Increased Fertility and Improved Fetal Development Drug	5/1/01	4/26/19
Finland 106861*	Process for Manufacturing D-Tagatose	4/30/01	1/7/11
Japan 3120403*	Process for Manufacturing D-Tagatose	10/20/00	1/7/11
U.S. 6,015,793	Use of Tagatose to Enhance Key Blood Factors	1/18/00	4/26/19
Korea 190671*	Process for Manufacturing D-Tagatose	1/21/99	1/7/11
Japan 2,138,363*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	9/18/98	8/29/07
U.S. 5,690,950	Insecticidal Aliphatic Carboxylic Acid Compositions	11/25/97	10/4/16
EPO 0 518 874*	Process for Manufacturing D-Tagatose	5/15/96	1/7/11
U.S. 5,447,917	D-Tagatose as Anti-Hyperglycemic Agent	9/5/95	2/3/14
Hong Kong 127095A*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	8/18/95	8/25/07
EPO 0 397 027	Method for Killing Pests	2/22/95	5/3/10
U.S. 5,356,879	D-Tagatose an Anti-Hyperglycemic Agent	10/18/94	2/14/12
Canada 1,321,730*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	8/31/93	8/31/10
U.S. 5,166,193	Method for Killing Pests	11/24/92	11/24/09
Australia 655,166*	Process for Manufacturing D-Tagatose	1/7/92	1/7/07
U.S. 5,078,796*	Process for Manufacturing D-Tagatose (Tagatate)	1/7/92	3/25/11

Patent No.	Patent Title	Issue Date	Expiration Date
U.S. 5,002,612*	Process for Manufacturing D-Tagatose	03/26/91	7/19/09
EPO 257 626*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	7/25/90	8/25/07
U.S. 4,786,722*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	11/22/88	8/29/06

*Licensed to Arla Foods.

Patent Applications.  In addition to the above-listed issued patents, the Company has applied for patent protection as follows:

•      Tagatose as Weight Loss Drug

•      Use of Tagatose in Promoting Cardiovascular Health

•      D-Tagatose as an Anti-Biofilm Agent

•      Chewing Gum Containing D-Tagatose as an Anti-Film Agent

•      Use of Tagatose in Fiber Laxatives

•      Water Treatment Kit for Underdeveloped Countries and Emergency Use

Trademarks.  The Company has trademarked its name, “Spherix,” “ReserveWorld,” its reservation system and “FlyCracker,” its safe-for-humans pesticide.  It has applied for the trademark “Naturlose” for non-food uses of tagatose.  It retains trademarks on its original name, “Biospherics,” and a former subsidiary, “Vitalian Corp.”

With respect to all of its inventions, the Company has received approximately 130 patents, including foreign issues.  It has several patents pending and many additional invention disclosures.  In addition to its strong patent position, the Company relies on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

Royalties.  Fees are payable to the Company from Arla under the above-described License Agreement through August 25, 2016.  Initial royalties will be used to offset approximately $140,000 in patent maintenance costs incurred by Arla Foods and future patent maintenance costs.  In late 2003, Arla began sales of tagatose.  Beginning July 2003, the Company realized approximately $3,300 in royalty revenue for the year, which was credited against Arla’s patent maintenance costs.  Arla indicates its sales efforts will be successful with other companies, resulting in greater future royalties, but no new customers were announced by year-end.

Seasonality

Revenues from reservation and tourism services are greatest in the spring and summer when vacation planning is the heaviest.  Revenues from other sources tend to be more evenly spread throughout the year, although the fourth quarter is historically the low period of the year.

Sales Backlog

Sales backlogs at December 31, 2003 and 2002, were as follows ($000s):

	December 31, 2003			December 31, 2002
	Current	Non-Current	Total	Current	Non-Current	Total
GISD	$14,259	$14,349	$28,608	$15,321	$15,977	$31,298
CISD	—	—	—	674	—	674
BioSpherix	—	—	—	—	1,000	1,000
	$14,259	$14,349	$28,608	$15,995	$16,977	$32,972

The decreased backlog between years is the result of two major contracts that will be up for rebid in 2004, and the recognition of the $1 million from Arla as revenue in 2003.

Competition

The information systems industry is subject to rapid and significant technological change.  The Company is in competition with other information services companies across the Nation.  Many of these competitors have substantially greater financial and technical resources than the Company.  While acknowledging strong competition from other information services firms, the Company has developed a specialized niche by concentrating on high quality, personalized service combined with computerization for efficiency and cost-effectiveness.  The Company has established a reputation for rapidly starting up information projects to meet its clients’ critical needs, while not compromising high quality and reasonable pricing.  Over the years, the Company has invested over $2 million in state-of-the-art CTI systems and over $2 million in the development of specialized computer software products to improve its competitive position.  The Company continues to upgrade and enhance those systems.

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

Research and Development

BioSpherix expenditures for research and development were approximately $423,000, $476,000, and $390,000 in 2003, 2002, and 2001, respectively.  These expenditures were incurred primarily in the ongoing efforts to commercialize tagatose, including its development for drug uses and improved production processes.  The Division has also begun development of its tagatose manufacturing process to improve its economics for the non-food uses retained by Spherix.

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

Employees

In 2003, the Company employed an average of 386 persons on a full- or part-time basis.  Of this total, approximately 215 were full-time employees.  The Company’s employees are not currently unionized, and management believes that its relations with the Company’s employees are harmonious.

Geographic Areas

InfoSpherix’s business is, and has been, based in the United States.  Accordingly, InfoSpherix revenues are entirely from U.S.-based operations.

BioSpherix’s licensee for tagatose’s food use, Arla, is located in Europe.  Arla introduced tagatose to U.S. markets first, prior to worldwide distribution.

Item 2.  PROPERTIES

In November 1997, the Company signed a lease agreement effective May 1, 1998, for 51,625 square feet of office, call center, research labs, and warehouse space in the same Beltsville, Maryland, facility previously occupied, under the terms of a lease that expires on February 28, 2009.  This facility contains corporate administration, human resources, accounting, sales and marketing, technical services, research labs, warehousing, and call center operations for both InfoSpherix and BioSpherix segments.  In November 2003, the Company signed a new lease agreement for 31,526 square feet of office and call center space in Cumberland, Maryland.  The new lease expires on October 31, 2007.

Throughout 2003, the Company operated at approximately 40% and 80% of productive capacity at the Beltsville and Cumberland facilities, respectively.

In 2004, as part of its acquisition of certain assets of Daksoft, Inc.’s reservation business, the Company signed an agreement to lease 8,280 square feet of call center space in Rapid City, South Dakota, for a term of eighteen months.  In 2004, the Company also signed an agreement to lease 2,500 square feet of office and research lab space for BioSpherix in Annapolis, Maryland.  The lease expires June 30, 2009.

Item 3.  LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 8 “Commitments and Contingencies” of the Notes to Financial Statements, included herein pursuant to Part II of this Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2003 to a vote of security holders through solicitation of proxies or otherwise.

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

As of February 29, 2004, the number of shareholders of record of the Company’s common stock was approximately 6,700.  The following table states the high and low sales prices of the Company’s common stock for each quarter during the two year period ended December 31, 2003, based on the daily closing prices as reported on the NASDAQ National Market System:

	High	Low
1st Quarter 2003	$7.850	$4.950
2nd Quarter 2003	$8.850	$6.010
3rd Quarter 2003	$9.300	$7.000
4th Quarter 2003	$8.240	$5.600

1st Quarter 2002	$10.700	$7.270
2nd Quarter 2002	$8.050	$5.170
3rd Quarter 2002	$7.390	$3.560
4th Quarter 2002	$8.700	$5.200

Warrants for the purchase of 1,085,973 shares at $6.905 are outstanding at December 31, 2003, of which 500,000 were subsequently exercised on February 18, 2004.  The remaining warrants were extended to February 25, 2008 at $7.00 per share.

In connection with the above-described warrants, the investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock, nor will it knowingly sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock.

The warrants and shares of Common Stock were issued in transactions exempt from Registration pursuant to Section 4(2) of the Securities Act.  The Company has registered the shares issuable upon exercise of the warrants for resale by the institutional investor which acquired the warrants.

Item 6.  SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999

Revenue	$18,086,711	$15,131,855	$19,937,461	$17,034,694	$12,698,412

Net (loss) income	$(2,256,770)	$(2,921,926)	$567,823	$591,070	$(5,205,097)

Net (loss) income per share, diluted	$(0.20)	$(0.26)	$0.05	$0.06	$(0.55)

Total assets	$14,167,257	$15,453,140	$13,240,928	$13,451,258	$8,555,609

Long-term debt obligations	$63,310	$90,530	$104,190	$358,411	$1,490,765

Cash dividends declared per common share	$—	$—	$—	$—	$—

Stockholders equity	$9,489,236	$11,261,458	$9,522,930	$8,900,739	$2,235,106

Working capital	$5,043,672	$8,787,502	$7,139,196	$6,357,594	$60,899

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates via two principal segments, InfoSpherix and BioSpherix.  InfoSpherix provides contact center information and reservations services for government and industry.  BioSpherix develops proprietary products for commercial applications.

InfoSpherix generates substantially all of the Company’s continuing revenue.  In 2003 and 2002, Infospherix generated substantially all its revenue from government customers.  The Company has developed a niche in providing campground and other reservation services via its ReserveWorld business line.  During 2003, the Company added three additional state governments as ReserveWorld customers.  In early 2004, the Company acquired six additional government reservation contracts.

BioSpherix engages in product development, notably tagatose.  The exclusive rights to manufacture tagatose have been licensed to a foreign entity along with the exclusive rights to sell tagatose for food and beverage uses.  In 2003, tagatose was introduced into one commercial product.  Beginning July 2003, the Company realized approximately $3,300 in royalty revenue for the year, which has been credited against Arla’s patent maintenance costs.  As a part of the fall 2003 settlement of the arbitration proceeding with its licensee, the parties agreed to extend the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, or later, subject to certain conditions.  Future royalties will depend on increased sales of this product by the licensee, which are outside of the control of the Company.

In 2003, the Company reported a net loss of $2.2 million ($0.20 per diluted share) on sales of $18.1 million for the year, compared with a net loss of $2.9 million ($0.26) per diluted share) on sales of $15.1 million in 2002.  Approximately $450,000 of the reduction in loss between years is attributable to the growth in the InfoSpherix division and $276,000 attributable to the reduction in the operating loss of the BioSpherix division.  The reduction in the BioSpherix division’s operating loss is related to the $1 million in revenue that was realized as part of the Arla settlement, which more than offset the increase in legal costs between years.

Results of Operations—2003 Compared with 2002

InfoSpherix Revenue

The following schedule summarizes the break-down of InfoSpherix revenue between government and commercial contracts (in $000s):

	For the Year Ended December 31
	2003	2002

Government	$16,247	$14,268
Commercial	807	775
	$17,054	$15,043

InfoSpherix revenue for 2003 increased $2.0 million (13%) from that of the prior year as a result of continued growth in the Division’s reservation business.  Revenue from Government contracts increased 14% between years.  The increase in revenue between years is the result of two new contracts that began late in 2002.  In October of 2002, the Company began work on a contract with the Office of Personnel Management; the total amount of the award is $6.0 million over five years.  In December of 2002, the Company began work on a contract with the Indiana Department of Natural Resources; the total amount of the award is expected to be approximately $5.1 million over four years.

InfoSpherix added four new government contracts in 2003, including three state ReserveWorld customers that should benefit 2004 operations and beyond.  In addition, in early 2004, the Company acquired six additional reservation contracts.  The Company is now one of only two major suppliers of campground reservations services.

In December 2002, the National Park Service (“NPS”) cancelled the re-procurement for the National Park Reservation System for which the Company had submitted its bid.  The Company has operated this program for six years, and revenue recognized was $4.2 million and $4.1 million for the years ended December 31, 2003 and 2002, respectively, or 23% and 27% of total revenues for each year.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the U.S. Forest Service’s National Recreation and Reservation System contract (“NRRS”).  The Company believed this action to be contrary to Federal procurement regulations.  On June 26, 2003, the court of Federal Claims notified the Company that the Government decided not to sole source the National Park Service Reservation System to the competition.  Instead, a competitive procurement will be issued in the spring of 2004 for the combined NPS and NRRS; however, the government also stated its intention to award the camping inventory of twelve national parks to the  NRRS incumbent non-competitively.  The Company has filed a protest on this proposed action with the Court of Federal Claims.  Meanwhile, the NPS contract has been formally extended through September 30, 2004, and the Company believes that it is likely to be extended even further.

The Company’s Maryland Information Center contract, which contributed 31% to the Company’s 2003 revenues, has been extended through May 31, 2004, and management believes it likely that the contract will be extended through December.  It is expected to be rebid during 2004.

Revenue from commercial contracts was comparable to those of the prior year.  Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  Commercial contracts are being pursued by the Company, but the Company’s recent history has been that contracts have been received on a sporadic basis.

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

The Company’s business development group is targeting the commercial pharmaceutical market, the government contact center and technology markets, and the ReserveWorld product and services market, for continued growth.  Currently, the Company is bidding on contracts in all of these business markets, although no assurance can be given at this time that these efforts will result in new business for the Company.

BioSpherix Revenue

BioSpherix results of operations for 2003 were impacted by the arbitration action initiated in 2002 against Arla, the Company’s tagatose licensee for food and beverage uses.  The arbitration was initiated as a result of the delay in tagatose commercialization by Arla Foods.  The parties agreed to settle the arbitration proceeding in November 2003.  As a part of the settlement, Arla Foods agreed that $1 million previously paid to the Company would no longer be required to offset future royalties.  As a result, $1 million, previously classified as deferred revenue, was recognized as revenue in 2003.

BioSpherix is entitled to royalties from Arla Food’s sales of tagatose through August 31, 2016, net of accumulated and continuing foreign patent maintenance costs.  Accumulated patent maintenance costs were approximately $135,000 at year-end.  BioSpherix revenue for 2003 increased $943,000 from that of 2002 as a result of the $1 million realized as part of the November 2003 settlement with Arla.

In 2003, the Company purchased one metric ton of tagatose from Arla, to be used in the promotion of the non-food uses of tagatose under the product name “Naturlose.”  Commercialization of Naturlose will focus on its use as a sweetener or flavor enhancer in toothpaste, mouthwash, over-the-counter drugs, pharmaceuticals and other products to which the Company retains rights.  The Company intends to market tagatose under the name “Naturlose” for non-food uses in 2004 and will continue the development of other products.

Sales of FlyCracker began in 2000 and while feedback from users remained positive, sales remained below expectations and were insufficient to cover the related operating and marketing efforts of the Company.  As a result the Company decided to scale back active efforts to sell and promote the product in 2003, and in January of 2004 the Company discontinued its remaining sales activities.  The Company is hopeful that it will be able to license the product in the future.  In the meantime the Company is looking to sell its excess inventory through several distributors and has recently signed an agreement with a distributor for exclusive rights to eleven Asian countries.  The Company anticipates that it will be able to recover approximately half of the original cost of its current inventory in this way, and has recorded a loss of approximately $100,000 for the portion the Company does not expect to recover along with a corresponding decrease in the carrying value of the inventory on the books.

Direct Contract and Operating Costs

Direct contract and operating costs increased $1.1 million (9%) between years as a result of the new InfoSpherix contracts noted above.  Similarly, revenue, exclusive of the $1.0 million realized from the Arla settlement, increased $2.0 million (13%) between years.

Selling, General and Administrative

Selling, general and administrative expense (“S,G&A”) for 2003 increased by $1.3 million (29%) over that of the prior year.  Legal costs accounted for $1.0 million of the increase between years, from $553,000 in 2002 to $1.6 million in 2003.  Included in the 2003 legal costs were $981,000 related to the Arla arbitration, $331,000 related to the NPS re-procurement cancellation, and $127,000 related to other legal matters.  These issues were resolved in 2003, and the Company expects the residual legal cost will be insignificant in 2004.

Research and Development

Research and development costs decreased $53,000 (11%) between years.  While R&D labor increased between years, the cost for independent studies, primarily associated with attaining GRAS status for Naturlose products, conducted by third parties decreased.

Net Loss

The Company incurred a $2.3 million loss in 2003 compared to a $2.9 million loss in 2002.  The loss incurred by InfoSpherix decreased by approximately $450,000 in 2003 due to increased business from new InfoSpherix contracts entered into in late 2002.  The loss incurred by BioSpherix decreased by approximately $300,000 in 2003 due in large part to the Arla Foods settlement.

Sales Backlog

The Company’s sales backlog as of December 31, 2003, was $28.6 million compared to $33.0 million as of December 31, 2002.  Two of the Company’s major contracts are scheduled to end in 2004 and it is the Company’s intent to bid on the re-procurement of these two contracts.

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

Research and development costs for 2002 were $476,000, compared to $390,000 in 2001.  The $86,000 (22%) increase in expenses was directly related to a Naturlose pilot study on the core processing steps conducted in 2002.  The study focused on an improvement in the chromatography system used in the product separation steps of the process, and addressed specific technical requirements for the intended uses of Naturlose.

Selling, general and administrative expense (“S,G&A”) for 2002 was $4.5 million compared to $4.0 million in 2001, an increase of $486,000 (12%).  The increase between years was largely the result of legal fees incurred during 2002 related to the Arla arbitration.

The Company’s sales backlog as of December 31, 2002, was $33.0 million compared to $21.2 million as of December 31, 2001.  The increase between the years was the result of two new government contracts and the extension of an existing government contract.

Trends in Operations

Future InfoSpherix performance will depend in large part on continued expansion of the ReserveWorld business into other states and localities as well as the rebid of the NPS and Maryland Information Center contracts.  BioSpherix’s results in 2003 and 2002 were adversely affected by legal fees incurred in the Arla Foods arbitration and other legal matters, which were settled in 2003.  Future results will depend upon Arla Food’s efforts to commercialize tagatose for food and beverage uses and the Company’s continuing efforts to commercialize Naturlose.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of the contingent assets and liabilities at the date of the financial statements and revenue and expenses for the period reported.  Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances.  These estimates are evaluated periodically and form the basis for making judgments regarding the carrying values of assets and liabilities and the reported amount of revenue and expenses.  Actual results may differ substantially from these estimates.

Spherix’s critical accounting policies are those it believes are the most important in determining its financial condition and results, and require significant subjective judgment by management as a result of inherent uncertainties.  A summary of the Company’s significant accounting policies is set out in the notes to the consolidated financial statements.

Accounting for Taxes and Valuation Allowances

We currently have significant deferred tax assets, resulting from net operating loss carry forwards.  These deferred tax assets may reduce taxable income in future periods.  Based on the Company’s losses and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Cumulative losses weigh heavily in the overall assessment of valuation allowances.

We expect to continue to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Long-Lived Assets and Other Intangible Assets

Long-lived assets and other intangible assets are reviewed for impairment whenever carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition.

Allowances for Doubtful Accounts

We are required to estimate the collectibility of our trade receivables.  A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of past due balances. We evaluate specific accounts when we become aware of information indicating that a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, lower credit ratings or bankruptcy. Reserve requirements are based on the best facts available to us and are re-evaluated and adjusted as additional information is received, such as information regarding settlements of prior financing arrangements.

Inventory Valuation

We are required to state our inventories at the lower of cost or market.  In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with the current inventory levels.

Liquidity and Capital Resources

Working capital as of December 31, 2003, was $5.0 million, which represents a $3.7 million decrease from working capital of $8.8 million at December 31, 2002.  The decrease in working capital is the result of several factors including approximately $2 million used to finance the purchase of property and equipment and approximately $1.4 million used to cover the Arla arbitration, NPS re-procurement cancellation and other legal costs in 2003.

The Company renewed its Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) on June 30, 2003, which provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.7 million at December 31, 2003, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR fixed rate, which was 3.12% at year-end.  The total amount available for further advance to the Company was $283,000 under the Agreement at December 31, 2003.  The line expires on June 30, 2004, but the Company anticipates that the line will be renewed in 2004.  However, if the Company does not extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2004.

Cash flow for the year ended December 31, 2003, reflects a net cash outflow of $4.4 million consisting of $686,000 used in operating activities, $2.3 million used in investing activities, and $1.4 million used in financing activities.  The $866,000 decrease in cash used in operating activities in 2003, from that of the prior year, was primarily from improved collections on accounts receivable at year end.  The $1.2 million increase in property and equipment investments is directly related to the move to the new Cumberland facility and the upgrading and replacement of furniture and technology as part of that move.  These investments were primarily financed through the Company’s excess cash balance.  The $6.1 million change in cash flow in financing activities was the result of $2.0 million in cash being restricted to serve as collateral on the bank line of credit and $700,000 on performance bonds in 2003 and the receipt of $3.7 million in proceeds from the issuance of common stock in 2002 to an institutional stockholder.

The following table summarizes the Company’s contractual obligations at December 31, 2003, and indicates the year payments are due.  In some cases estimates have been used where the exact amount and/or timing of the obligation is not presently known.

	Total	2004	2005 - 2006	2007 - 2008	Thereafter
Debt Obligations	$1,717	$1,717	$—	$—	$—
Capital Lease Obligations	106	32	57	17	—
Operating Lease Obligations	5,125	1,035	2,167	1,800	123
Purchase Obligations	1,274	1,187	87	—	—
Salaries and Benefits Obligations	370	248	16	39	67
Total	$8,592	$4,219	$2,327	$1,856	$190

On February 20, 2004, the Company received $3.5 million from the February 18, 2004, exercise of warrants by an institutional investor that will in part be used to cover continuing capital and investing needs of the Company during 2004 as well as to fund the operations of the BioSpherix Division.

No dividends were paid in 2003 and none are anticipated in 2004.

In 2002, the Company and its principal stockholders terminated a stock redemption agreement, thereby eliminating the classification of a portion of the Company’s common stock outstanding as “Redeemable Common Stock.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its debt and its available cash by considering available investment opportunities, risks, tax consequences and overall financing strategies.

At December 31, 2003, the Company did not have any fixed-rate indebtedness and had approximately $1.7 million of variable-rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming year-end 2003 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $25,000.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 follow.

Report of Independent Certified Public Accountants

Board of Directors

Spherix Incorporated

We have audited the accompanying balance sheets of Spherix Incorporated (the Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spherix Incorporated as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Vienna, Virginia
February 17, 2004 (except as to Note 11, for which the date is March 23, 2004)

Spherix Incorporated

Statements of Operations

For the years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Revenue	$18,086,711	$15,131,855	$19,937,461

Operating expense
Direct contract and operating costs	12,602,832	11,551,010	13,639,601
Selling, general and administrative expense	5,832,349	4,514,509	4,029,222
Research and development expense	423,173	475,997	390,156
Depreciation and amortization expense	1,503,003	1,593,380	1,424,714
Total operating expense	20,361,357	18,134,896	19,483,693

(Loss) income from operations	(2,274,646)	(3,003,041)	453,768

Interest income (expense), net	17,876	81,115	114,055

(Loss) income before taxes	(2,256,770)	(2,921,926)	567,823
Income tax expense	—	—	—

Net (loss) income	$(2,256,770)	$(2,921,926)	$567,823

Net (loss) income per share, basic	$(0.20)	$(0.26)	$0.05
Net (loss) income per share, diluted	$(0.20)	$(0.26)	$0.05

Weighted average shares outstanding, basic	11,378,309	11,240,998	10,735,812
Weighted average shares outstanding, diluted	11,378,309	11,240,998	11,080,176

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

As of December 31, 2003 and 2002

	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$4,267,001	$8,656,069
Restricted investments	2,700,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $20,000 and $71,000	1,491,727	2,169,471
Other receivables	17,183	13,344
Prepaid expenses and other assets	853,303	749,227
Total current assets	9,329,214	11,588,111

Property and equipment, net of accumulated depreciation of $4,537,696 and $5,252,858	4,665,457	3,653,356
Patents, net of accumulated amortization of $107,629 and $168,892	172,586	211,673
Total assets	$14,167,257	$15,453,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,716,743	$722,384
Accounts payable and accrued expenses	1,718,496	1,146,846
Accrued salaries and benefits	832,572	800,497
Capital lease obligations	17,731	27,220
Deferred revenue	—	103,662
Total current liabilities	4,285,542	2,800,609

Capital lease obligations	45,579	63,310
Deferred compensation	122,655	112,887
Deferred rent	224,245	214,876
Deferred revenue	—	1,000,000
Total liabilities	4,678,021	4,191,682

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 11,486,570 and 11,412,545 issued, 11,425,082 and 11,351,057 outstanding at December 31, 2003 and 2002, respectively	57,434	57,063
Paid-in capital in excess of par value	19,390,787	18,906,610
Treasury stock, 61,488 shares, at cost at December 31, 2003 and 2002, respectively	(390,434)	(390,434)
Accumulated deficit	(9,568,551)	(7,311,781)
Total stockholders’ equity	9,489,236	11,261,458
Total liabilities and stockholders’ equity	$14,167,257	$15,453,140

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2003, 2002 and 2001

						Retained Earnings (Accumulated Deficit)
			Paid-in Capital in Excess of Par
	Common Stock			Treasury Stock			Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance, December 31, 2000	10,784,045	$38,539	$14,147,749	48,714	$(327,976)	$(4,957,573)	$8,900,739

Issuance of common stock
Exercise of employee stock options	6,125	30	43,296	—	—	—	43,326
Cost of stock issuance	—	—	(10,140)	—	—	—	(10,140)
Purchase of treasury stock	—	—	—	4,000	(22,975)	—	(22,975)
Issuance of treasury stock in payment of expense	—	—	—	(112)	854	(105)	749
Issuance of options	—	—	32,390	—	—	—	32,390
Net reclassification for redeemable common stock	—	1,574	9,444	—	—	—	11,018
Net income	—	—	—	—	—	567,823	567,823

Balance, December 31, 2001	10,790,170	40,143	14,222,739	52,602	(350,097)	(4,389,855)	9,522,930

Issuance of common stock
Exercise of employee stock options	47,375	237	311,999	—	—	—	312,236
Exercise of stock warrants	575,000	2,875	3,702,288	—	—	—	3,705,163
Cost of stock issuance	—	—	(5,993)	—	—	—	(5,993)
Purchase of treasury stock	—	—	—	11,800	(62,571)	—	(62,571)
Stock-based compensation	—	—	20,700	—	—	—	20,700
Issuance of treasury stock in payment of expenses	—	—	495	(2,914)	22,234	—	22,729
Net reclassification for redeemable common stock	—	13,808	654,382	—	—	—	668,190
Net loss	—	—	—	—	—	(2,921,926)	(2,921,926)

Balance, December 31, 2002	11,412,545	57,063	18,906,610	61,488	(390,434)	(7,311,781)	11,261,458

Issuance of common stock	—	—	—	—	—	—	—
Exercise of employee stock options	74,025	370	455,127	—	—	—	455,497
Cost of stock issuance	—	—	(2,000)	—	—	—	(2,000)
Stock-based compensation	—	—	31,050	—	—	—	31,050
Net loss	—	—	—	—	—	(2,256,770)	(2,256,770)
Balance, December 31, 2003	11,486,570	$57,433	$19,390,787	61,488	$(390,434)	$(9,568,551)	$9,489,235

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net (loss) income	$(2,256,770)	$(2,921,926)	$567,823
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,503,002	1,593,380	1,424,714
Provision for uncollectible accounts receivable	(51,000)	36,000	(40,000)
Loss on disposal or write-down of assets	30,896	28,160	5,949
Loss on write-down of patents	28,572	—	—
Treasury stock issued in payment of expenses	—	22,730	749
Stock-based compensation	23,288	20,700	—
Changes in assets and liabilities:
Trade accounts receivable	728,744	(684,230)	640,506
Other receivables	(3,839)	58,570	148,941
Prepaid expenses and other assets	(104,076)	(73,248)	(224,997)
Accounts payable and accrued expenses	499,728	252,993	(35,629)
Deferred rent	9,369	20,383	33,010
Deferred compensation	9,768	(9,268)	18,237
Deferred revenue	(1,103,662)	103,662	(111,161)

Net cash (used in) provided by operating activities	(685,980)	(1,552,094)	2,428,142

Cash flows from investing activities
Purchases of property and equipment	(2,246,219)	(1,005,151)	(1,170,322)
Additions to patent costs	(18,386)	(14,230)	(100,725)

Net cash used in investing activities	(2,264,605)	(1,019,381)	(1,271,047)

Cash flows from financing activities
Net change on bank line of credit	994,359	509,528	(173,418)
Restricted cash	(2,700,000)	—	500,000
Net change in book overdraft	(166,882)	272,922	(193,686)
Payments on notes payable	—	(38,595)	(194,664)
Payments on capital lease obligations	(27,220)	(47,348)	(73,201)
Proceeds from issuance of common stock	463,260	4,017,399	43,326
Purchase of treasury stock	—	(62,571)	(22,975)
Cost of issuance of common stock	(2,000)	(5,994)	(10,140)

Net cash (used in) provided by financing activities	(1,438,483)	4,645,341	(124,758)

Net (decrease) increase in cash and cash equivalents	(4,389,068)	2,073,866	1,032,337
Cash and cash equivalents, beginning of year	8,656,069	6,582,203	5,549,866

Cash and cash equivalents, end of year	$4,267,001	$8,656,069	$6,582,203

Supplemental cash flow information
Income taxes refunded	$—	$—	$—
Interest paid	$34,763	$33,997	$83,160
Property and equipment financed by capital leases	$—	$72,283	$13,644
Property and equipment financed by accounts payable	$276,193	$5,314	$—

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

1.             Summary of Significant Accounting Policies

Nature of Business

Spherix Incorporated was founded in 1967, is incorporated in Delaware, and maintains two facilities in Maryland, and subsequent to year end, added facilities in South Dakota, and Annapolis, Maryland.  The Company consists of a biotechnology division (“BioSpherix”) and an information services division (“InfoSpherix”).  BioSpherix is dedicated to research, development, and productization of proprietary products.  InfoSpherix consists of Commercial Information Services (“CIS”) and Government Information Services (“GIS”).  The CIS and GIS operate contact center services providing consulting, information management, and materials management to the public as well as reservation and tourism solutions.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2003, the Company had approximately $4.1 million invested in treasury funds with a maturity of three months or less, which are included as cash and cash equivalents.

Concentrations

At December 31, 2003, two major contracts constituted 58% of the trade accounts receivable, the components of which were 46% and 12%.  No other single contract was greater than 10% of total trade accounts receivable.  Receivables from Federal and state agencies represented 94% of the total trade accounts receivable.

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

Property and Equipment and Depreciation

Property and equipment are stated at cost and consist of office furniture and equipment, computer hardware and software, leasehold improvements, and capital leases.  Computer hardware and software include the cost of internally developed software programs, which have long-term benefits.  It is the Company’s policy to capitalize software developed for internal use.  In 2003, the Company capitalized approximately $500,000 in internally developed software.  The Company computes depreciation and amortization under the straight line method over the following estimated useful lives of the related assets.

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

Inventory

Included in prepaid expenses is approximately $96,000 of FlyCracker inventory and $6,000 of Naturlose. The inventories are valued at lower of cost or market.  At year-end the Company wrote off $100,000, or one-half, of the value of the FlyCracker inventory and will likely sell the remaining stock back to the manufacturer.

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

Revenue Recognition

Revenue is recognized using the following methods depending upon the terms of the contracts:  time and materials or fixed price.  Revenue under time and materials contracts is recognized at contractually agreed-upon rates based upon direct labor hours expended and other direct costs incurred.  Revenue for fixed-price contracts is recognized using the percentage-of-completion and unit-of-delivery methods.  Losses, if any, on contracts are recorded during the period when first determined.

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

Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $31,050 and $20,700 of compensation expense realized in 2003 and 2002 as a result of issuing certain option grants at below market in 2002.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the pro-forma net (loss) income and net (loss) income per share resulting from applying SFAS 123.

		2003	2002	2001
Net (loss) income, as reported		$(2,256,770)	$(2,921,926)	$567,823

Add: stock-based employee compensation expense included in reported net (loss) income		31,050	20,700	32,000

(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards, net of tax effects		145,072	(868,867)	(420,668)

Pro forma net (loss) income		$(2,080,648)	$(3,770,093)	$179,155

Net (loss) income per share – basic	As reported	$(0.20)	$(0.26)	$0.05
	Pro forma	$(0.18)	$(0.34)	$0.01
Net (loss) income per share – diluted	As reported	$(0.20)	$(0.26)	$0.05
	Pro forma	$(0.13)	$(0.34)	$0.01

Net Income Per Share

Basic net (loss) income per common share has been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents, which includes outstanding options and warrants.  Diluted net loss per common share in 2003 and in 2002 has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 70,745 at December 31, 2003.

	2003	2002	2001

Weighted average shares outstanding, basic	11,378,309	11,240,998	10,735,812
Weighted average dilutive common stock equivalents	—	—	344,364
Weighted average shares outstanding, diluted	11,378,309	11,240,998	11,080,176

2.             Allowance for Doubtful Accounts

Management regularly reviews the accounts receivables for uncollectible and potentially uncollectible accounts and when necessary establishes an allowance for doubtful accounts.

Balance, December 31, 2000	$75,000
Write-off of uncollectible accounts	(1,236)
Valuation adjustment	(38,764)
Balance, December 31, 2001	35,000
Valuation adjustment	36,000
Balance, December 31, 2002	71,000
Write-off of uncollectible accounts	(1,000)
Valuation adjustment	(50,000)
Balance, December 31, 2003	$20,000

3.             Property and Equipment

The components of property and equipment as of December 31, 2003, at cost are:

	2003	2002
Computer software	$2,650,541	$3,071,244
Computer hardware	4,862,462	4,435,526
Office furniture and equipment	504,316	441,325
Leasehold improvements	1,087,657	512,002
Capital leases	98,177	446,117
Total cost	9,203,153	8,906,214
Accumulated depreciation and amortization (including capital lease accumulated depreciation of $40,830 and $392,337	(4,537,696)	(5,252,858)
Property and equipment, net	$4,665,457	$3,653,356

4.             Debt

Line of Credit

The Company renewed its Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) on June 30, 2003, which provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.7 million at December 31, 2003, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR fixed rate, which was 3.12% at year-end.  The total amount available for further advance to the Company was $283,000 under the Agreement at December 31, 2003.  The line expires on June 30, 2004, but the Company anticipates that the line will be renewed in 2004.  However, if the Company does not extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2004.

5.             Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2003	2002

Accrued expenses	$1,251,871	$547,000
Book overdraft	160,976	326,000
Accounts payable	305,649	274,000
	$1,718,496	$1,147,000

The increase in accrued expense between years is related to legal fees in connection with the Arla Foods arbitration.

6.             Stockholder Equity

Private Placements

On March 20, 2002, warrants for 250,000 shares of Common Stock at $6.50 per share and warrants for 325,000 shares of Common Stock at $6.40 per share were exercised by an institutional investor.

In connection with the above, the investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock nor will it knowingly sell shares to anyone to the extent that their holding in the Company would exceed 4.9% of the outstanding Common Stock.

Stock Option Plan

The Company has an Employees’ Stock Option Plan (the “Plan”) which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers and other key employees to purchase up to 1,000,000 shares of common stock in amounts determined by the Compensation Committee of the Board of Directors through December 31, 2007.  During 2003, 2002, and 2001, 407,800, 422,800, and 375,100 options were granted under the Plan, respectively.  At December 31, 2003, 263,550 options were available for grant under the Plan.  An additional 14,000, 6,000, and 5,000 options were granted outside the Plan in 2003, 2002, and 2001, respectively.  Activity for the three years ended December 31, 2003, for all option grants is shown below:

	2003 Shares	2003 Weighted Average Exercise Price	2002 Shares	2002 Weighted Average Exercise Price	2001 Shares	2001 Weighted Average Exercise Price
Outstanding at beginning of year	911,475	$7.52	654,575	$7.18	290,500	$6.55
Granted	421,800	$7.76	428,800	$7.77	380,100	$7.64
Exercised	(74,025)	$6.15	(47,375)	$6.57	(6,125)	$6.12
Expired or forfeited	(605,600)	$7.36	(124,525)	$6.98	(9,900)	$7.09
Outstanding at end of year	653,650	$7.97	911,475	$7.52	654,575	$7.18
Exercisable at end of year	305,404		165,700		228,627

Price range of options
Outstanding	$2.25-$10.51		$2.25-$10.51		$4.06-$10.51
Exercised	$5.78-$6.44		$5.78-$7.13		$5.78-$6.44
Expired or forfeited	$5.78-$9.55		$4.06-$9.55		$6.00-$7.25

The following table summarizes information with respect to stock options outstanding at December 31, 2003:

Range of Exercise Price	Number of Options Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.25-$4.88	55,000	3.4	$3.81
$ 6.00-$7.84	159,400	3.3	$6.61
$ 8.09-$10.51	439,250	5.4	$8.98
	653,650

The following table summarizes information with respect to stock options exercisable at December 31, 2003:

Year of Option Expiration	Number of Options	Weighted Average Exercise Price	Price Range
2004	73,950	$8.19	$ 6.00-$8.67
2005	31,699	$6.54	$ 6.44-$7.08
2006	21,746	$9.70	$ 9.55-$10.51
2007	39,009	$6.40	$ 2.25-$10.51
2008	114,000	$8.39	$ 6.35-$8.67

All Years	280,404

The Company used the following values for the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with SFAS123.

	2003	2002	2001
Expected life (years)	4-6	4-6	4-6
Risk-free interest rate	3.12%	4.25%	4.75%
Volatility	55.3%	73.1%	80.0%
Dividend yield	0%	0%	0.0%
Weighted average remaining contractual life (years)	4.6	7.3	5.7
Weighted average fair value at date of grant	$3.23	$5.05	$4.94

Treasury Stock Transactions

During 2002, the Company issued 2,914 shares of Common Stock previously held in the treasury in payment of expenses.  The excess of the value of the stock on the date of issuance over the purchase price of the treasury stock  has been charged to paid-in capital in the amount of $495.  During 2002, the Company also purchased 11,800 shares of Common Stock at a total cost of $62,571.  No treasury transactions were conducted in 2003.

7.             Income Taxes

There were no tax expenses for the years 2003, 2002, and 2001 as a result of net losses in 2003 and the net operating loss carryforwards.

The tax effect of significant temporary differences representing deferred tax assets as of December 31, 2003 and 2002, is as follows:

	2003		2002
	Current	Non-Current	Current	Non-Current
Property and equipment	$—	$(622,623)	$—	$(636,863)
Deferred rent	59,570	—	—	55,951
Accrued vacation	24,841	—	36,882	—
Allowance for doubtful accounts	7,724	—	27,420	—
Deferred revenue	—	—	—	386,200
Net operating loss carryforward	—	5,286,427	—	4,011,838
Accrued bonus	—	47,370	—	—
Other	(12,761)	—	(17,492)	43,597

	79,374	4,711,174	46,810	3,860,723
Valuation allowance	(79,374)	(4,711,174)	(46,810)	(3,860,723)

Deferred tax asset	$—	$—	$—	$—

Approximately $3.3 million in U.S. tax net operating losses was created in 2003.  The Company has $13.7 million in net operating loss carryforwards that will be available to offset regular taxable U.S. income during the carryforward period, which will begin to expire in 2018.  Based on the Company’s loss in 2003 and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.  During fiscal year 2003, the Company increased the allowance in the amount of $883,000 to fully reserve the net deferred tax asset at December 31, 2003.  At December 31, 2003, approximately $388,000 of the valuation allowance, related to benefits from stock compensation, will be credited to “paid in capital” when recognized in future periods.

Reconciliation between actual tax expenses and taxes computed at the statutory Federal rate of 34 percent for 2003, 2002, and 2001 are as follows:

	2003	2002	2001
U.S. Federal income tax rate at 34%	$(767,302)	$(993,455)	$193,060
State taxes, net of federal tax benefit	(104,263)	(134,993)	26,233
Change in valuation allowance	883,014	1,136,030	(235,301)
Expenses not deductible for tax purposes	34,448	31,750	28,674
Valuation allowance related to stock compensation	(45,818)	(34,006)	(8,639)
Adjustment for prior year taxes	(79)	(5,326)	(4,027)

Income tax provision (benefit)	$—	$—	$—

8.             Commitments and Contingencies

Government Contracts

The principal portion of the Company’s revenue has been generated under government contracts, by the InfoSpherix Division.  These contracts are awarded pursuant to a competitive bidding process.  As of December 31, 2003, none of the Company’s contracts were under protest.  The Government has the right to audit billings and Spherix does not expect adjustments to the billings.

Leases

The Company has various commitments under capital and operating leases through 2009 relating to computer hardware and software, office equipment, its call center facility in Cumberland, Maryland, and its call center and administrative offices in Beltsville, Maryland.

Future minimum rentals as of December 31, 2003, under noncancellable leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases

2004	32,121	752,361
2005	30,028	784,501
2006	27,059	817,144
2007	16,537	806,934
2008	—	614,667
Thereafter	—	102,944
	105,745	$3,878,551
Less: executory costs	35,134
Less: amount representing interest	7,301
Capital lease obligations	63,310
Less current portion	17,731
Long-term obligations	$45,579

These future minimum rentals do not include consumer price index (CPI) adjustments to which some of the leases are subject.  The Company incurred rental expenses of $659,000 in 2003, $645,000 in 2002, and $652,000 in 2001 under operating leases.

Related Party Transactions

Employment, Deferred Compensation, and Consulting Agreements for Principal Stockholders

Dr. Gilbert V. Levin, Company founder and former CEO, has served under an Employment Agreement since March 3, 1969.  This Agreement was amended and restated in 2002, ensuring his continued full-time employment through December 31, 2004.  On February 17, 1993, the Company entered into agreements with the Principal Stockholders, Dr. Gilbert V. Levin and Mrs. M. Karen Levin, to provide adequate retirement benefits and to protect the Company’s stock from a precipitous sale to pay estate taxes upon their deaths.  These agreements provided that, upon retirement, under a Supplemental Executive Retirement Plan (SERP), these individuals would receive deferred compensation equal to 70% and 60% of their average annual total compensations less the assumed returns from investment of their funded pension plans, and less their social security payments.  The deferred compensation plan is unfunded.  At December 31, 2003, the Company had no liability under the plan as actuarially determined.  The SERPs for Dr. and Mrs. Levin at present have zero value.  The Company also agreed to fund long-term lifetime healthcare and health insurance policies for them.  At December 31, 2003, the Company’s liability was estimated to be $123,000.  Upon completion of their employment, the officer-stockholders agree to serve as consultants to the Company on an as-needed basis, at a specified daily rate.  In 2003, Dr. and Mrs. Levin voluntarily forgave the Company its obligation to retain key man life insurance on Dr. Levin and to buy back stock from the last to survive.

Employee Contract

The Company has entered into an employment agreement with its Founder and Chair, who is a Principal Stockholder, that provides for certain benefits should he be terminated within the terms of the agreement for other than specific reasons.  Benefits to be provided under this agreement include continued life, disability, accident and health insurance and severance payments equal to his annual base compensation through the term of the agreement.  The agreement expires December 31, 2004.

Deferred Rent

The Company entered into leases for its Beltsville and Cumberland facilities in 1997 and 2003, respectively.  The excess of the rent expense over the cash payments for rent is recorded as deferred rent and is being amortized over the life of the leases.

Deferred Revenue

On September 27, 1996, the Company signed an exclusive worldwide licensing agreement with MD Foods Ingredients amba (MDFI) of Denmark (now Arla Foods Ingredients amba “Arla”) for the use, manufacture and sale of Spherix’s low-calorie sugar, tagatose, as a sweetener in foods.  The Company received a non-refundable $750,000 initial partial payment on signing.  This $750,000 was classified as licensing revenue in the 1996 financial statements.  The Company received an additional payment of $1,750,000 on January 6, 1997, subsequent to the successful completion of MDFI’s due diligence.  The first $750,000 of the $1,750,000 received on January 6, 1997, completes the initial non-refundable payment, and was classified as licensing revenue in the first quarter of 1997.  The remaining $1 million of the $1,750,000 was classified as deferred revenue as this represented a non-refundable advance against future royalties, recoverable and to be recognized as revenue, at the rate of 50% of such annual royalties.  On November 13, 2003, the Company entered into a settlement agreement with Arla, which resulted in the immediate recognition of the $1 million previously classified as deferred revenue without any amount to be used to off-set future royalties.

Other

On May 23, 2002, the Company filed for arbitration against its licensee, Arla Foods amba.  The filing sought damages for what the Company claims has been an unreasonably long time for its licensee to bring tagatose to market and other measures to accelerate the pace toward commercialization of food and beverage uses of the new sweetener licensed to the Danish firm and for favorable interpretation of License Agreement clauses affecting royalty payments and other issues.  On November 13, 2003, the Company entered into a settlement agreement with Arla Foods Ingredients that materially extended the fee payment period at rates equaling the high-end royalties and provided that

Arla supply Spherix with tagatose for Naturlose uses.  The Company, accordingly, settled its arbitration proceeding.  The Company incurred approximately $1.5 million in related legal expenses in the years 2002 and 2003.

In December 2002, the National Park Service (“NPS”) cancelled the re-procurement for the National Park Reservation System for which the Company had submitted its bid.  The Company has operated this program for six years, and revenue recognized was $4.2 million and $4.1 million for the years ended December 31, 2003 and 2002, respectively, or 23% and 27% of total revenues for each year.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the U.S. Forest Service’s National Recreation and Reservation System contract (“NRRS”).  The Company believed this action to be contrary to Federal procurement regulations.  On June 26, 2003, the court of Federal Claims notified the Company that the Government decided not to sole source the National Park Service Reservation System to the competition.  Instead, a competitive procurement will be issued in the spring of 2004 for the combined NPS and NRRS; however, the government also stated its intention to award the camping inventory of twelve national parks, which are not on our reservation system, to the competition non-competitively.  Meanwhile, the NPS contract has been formally extended through September 30, 2004.  The Company incurred approximately $400,000 in related legal expenses in 2003.

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

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant’s contribution or 2½% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $89,000, $97,000, and $85,000 in 2003, 2002, and 2001, respectively.

10.          Employee Stock Purchase Plan

On May 15, 2003, the Company approved an Employee Stock Purchase Plan whereby the employees could purchase shares of the Company’s stock.  The Plan is authorized to initially issue up to 500,000 shares of common stock, with additional amounts determined annually based on the terms of the Plan.  The Plan became available to the employees on January 1, 2004.

11.          Subsequent Events

On February 18, 2004, warrants for 500,000 shares of common stock were exercised at $6.90625 per share, compared to the then current market price of $6.76 per share, by an institutional investor, and the expiration date of the remaining 585,973 warrants were extended until February 25, 2008, at an exercise price of $7.00 per share of common stock.

In early 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt”, as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock, then trading at $6.699 per share on March 1, 2004.

On March 23, 2004, after lengthy consideration and consultation, the Board and Dr. Levin approved new agreements in contemplation of such time as the Company’s founder and former CEO fully retires.

12.          Information by Business Segment

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company is managed along two business segments, InfoSpherix and BioSpherix.

Financial information by business segment for the years ended December 31, 2003, 2002, and 2001 is summarized below:

		Year Ended December 31, (Dollars in thousands)
		2003	2002	2001
Revenues	InfoSpherix	$17,054	$15,043	$19,881
	BioSpherix	1,032	89	56
	Total revenues	$18,086	$15,132	$19,937

Operating (Loss) Profit and (Loss) Income Before Income Taxes	InfoSpherix	$(787)	$(1,239)	$1,110
	BioSpherix	(1,488)	(1,764)	(656)
	Total operating income (loss)	(2,275)	(3,003)	454
	Interest income (expense), net	18	81	114
	Income (loss) from operations before income taxes	$(2,257)	$(2,922)	$568

Identifiable Assets	InfoSpherix	$5,688	$5,195	$5,314
	BioSpherix	138	384	216
	General corporate assets	8,341	9,874	7,711
	Total assets	$14,167	$15,453	$13,241

Capital Expenditures	InfoSpherix	$2,485	$770	$919
	BioSpherix	5	14	8
	General corporate assets	27	299	185
	Total capital expenditures	$2,517	$1,083	$1,112

Depreciation and Amortization	InfoSpherix	$1,315	$1,390	$1,278
	BioSpherix	27	25	21
	General corporate assets	161	178	125
	Total depreciation and amortization	$1,503	$1,593	$1,424

During 2003, InfoSpherix recognized revenue from three of its customers, all of which were government agencies, representing 31%, 23%, and 16% of the total Company revenues.  During 2002, InfoSpherix recognized revenue from three of its customers, all of which were government agencies, representing 35%, 27%, and 19% of the total Company revenues.  During 2001, InfoSpherix recognized revenue from three of its customers, all of which were government agencies, representing 22%, 18%, and 14% of the total Company revenues.  Government contracts accounted for 95%, 94% and 82% of the InfoSpherix revenue in 2003, 2002 and 2001, respectively.

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

Operating (loss) profit consists of revenue less operating expenses.  In computing operating profit, interest expense and income taxes were not considered.  Operating loss for InfoSpherix was $787,000 (5% of InfoSpherix revenue) for 2003.

Identifiable assets by business segment are those assets used in the Company’s operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs.  Corporate assets are principally cash and certain other assets not related to a particular segment’s operations.

13.          Selected Quarterly Information (in thousands, except per share data), unaudited

The table below sets forth selected unaudited financial information for each quarter of the last two years.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2002
Revenue	$3,066	$4,227	$4,832	$3,007
Gross profit	$429	$1,231	$1,688	$233
Net (loss) income	$(1,111)	$(299)	$137	$(1,649)
Net (loss) income per share, basic	$(0.10)	$(0.03)	$0.01	$(0.15)
Net (loss) income per share, diluted	$(0.10)	$(0.03)	$0.01	$(0.15)

2003
Revenue	$4,421	$4,802	$5,092	$3,772
Gross profit	$1,176	$1,548	$1,855	$905
Net (loss) income	$(687)	$(453)	$(115)	$(1,002)
Net (loss) income per share, basic	$(0.06)	$(0.04)	$(0.01)	$(0.09)
Net (loss) income per share, diluted	$(0.06)	$(0.04)	$(0.01)	$(0.09)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports is timely disclosed therein. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

Items 10 through 14.

Information required by Part III (Items 10 through 14) of this Form 10-K is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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
(10.2)

Amended and Restated Supplemental Executive Retirement Plan Agreement dated as of May 15, 2002, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-K filed March 26, 2003)

(10.3)	Restated Consulting Agreement dated as of March 23, 2004, by and between Gilbert V. Levin and the Company
(10.4)	Consulting Agreement dated as of February 17, 1993, by and between M. Karen Levin and the Company (incorporated by reference to Form 10-KSB filed March 31, 1993)
(10.5)	Amended and Restated Employment Agreement dated as of March 23, 2004, by and between Gilbert V. Levin and the Company
(10.6)	Stock Purchase Warrant dated as of February 24, 2000 (incorporated by reference to Form 8-K filed March 3, 2000)
(10.7)	Agreement and License between the Company and MD Foods Ingredients Amba (incorporated by reference to Form 8-K filed October 22, 1996 and Form 10-KSB filed March 31, 1997)
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
(10.11)

Amendment to the September 27, 1996 Agreement and License between the Company and Arla Foods Ingredients amba (formerly MD Foods Ingredients amba (incorporated by reference to Form 8-K filed November 17, 2003)

(10.12)	G.V. Levin Exit Agreement Resolution approved by the Board of Directors on March 23, 2004
(23)	Consent of Grant Thornton LLP
(31.1)	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On November 17, 2003, the Company filed a Form 8-K reporting its settlement of the arbitration proceeding against Arla Foods.

On November 17, 2003, the Company provided a Form 8-K reporting its results of operations for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	March 24, 2004	By:	/s/ Thomas W. Gantt
Thomas W. Gantt
CEO & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gilbert V. Levin	Chair, Executive Officer	March 24, 2004
Gilbert V. Levin	for Science

/s/ Thomas W. Gantt	CEO & President	March 24, 2004
Thomas W. Gantt

Director, Vice President for
/s/ M. Karen Levin	Communications	March 24, 2004
M. Karen Levin

/s/ Lionel V. Baldwin	Director	March 24, 2004
Lionel V. Baldwin

/s/ Douglas T. Brown	Director	March 24, 2004
Douglas T. Brown

/s/ Anne S. MacLeod	Director	March 24, 2004
Anne S. MacLeod

/s/ Carol Y. Sanchez	Director	March 24, 2004
Carol Y. Sanchez