Form 10-Q
period 2004-03-31
SPHERIX INC
filed 2004-05-14
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock, $0.005 par value	11,957,225 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended March 31, 2004

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue	$5,052,634	$4,420,782

Operating expense
Direct contract and operating costs	3,923,863	3,245,164
Selling, general and administrative expense	1,171,062	1,345,228
Research and development expense	48,524	105,369
Depreciation and amortization expense	448,227	423,327

Total operating expense	5,591,676	5,119,088

Loss from operations	(539,042)	(698,306)
Interest (expenses) income, net	(8,359)	11,918

Loss before taxes	(547,401)	(686,388)
Income tax expense	—	—

Net loss	$(547,401)	$(686,388)

Net loss per share, basic	$(0.05)	$(0.06)
Net loss per share, diluted	$(0.05)	$(0.06)

Weighted average shares outstanding, basic	11,677,293	11,351,057
Weighted average shares outstanding, diluted	11,677,293	11,351,057

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,657,244	$4,267,001
Restricted investments	$2,700,000	2,700,000
Trade accounts receivable, net of allowance for doubtful accounts of $20,000	3,234,432	1,491,727
Other receivables	43,123	17,183
Prepaid expenses and other assets	840,469	853,303
Total current assets	11,475,268	9,329,214

Property and equipment, net of accumulated depreciation of $4,979,976 and $4,537,696	5,104,386	4,665,457
Patents and other intangible assets, net of accumulated amortization of $113,576 and $107,629	1,171,262	172,586
Total assets	$17,750,916	$14,167,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,946,540	$1,716,743
Accounts payable and accrued expenses	1,680,083	1,718,496
Accrued salaries and benefits	1,019,891	832,572
Capital lease obligations	17,515	17,731
Total current liabilities	4,664,029	4,285,542

Capital lease obligations	41,048	45,579
Deferred compensation	122,655	122,655
Deferred rent	231,348	224,245
Total liabilities	5,059,080	4,678,021

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 12,029,599 and 11,486,570 issued, and 11,957,225 and 11,425,082 shares outstanding at March 31, 2004 and December 31, 2003	60,148	57,434
Paid-in capital in excess of par value	23,148,960	19,390,787
Treasury stock, 63,288 and 61,488 shares at cost, at March 31, 2004 and December 31, 2003	(401,320)	(390,434)
Accumulated deficit	(10,115,952)	(9,568,551)
Total stockholders’ equity	12,691,836	9,489,236
Total liabilities and stockholders’ equity	$17,750,916	$14,167,257

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities

Adjustments to reconcile net loss to net cash used in operating activities:	$(547,401)	$(686,388)
Depreciation and amortization	448,227	423,326
Provision for uncollectible accounts receivable	—	(900)
Stock-based compensation	7,763	7,762
Changes in assets and liabilities:
Trade accounts receivable	(1,742,705)	(96,990)
Other receivables	(25,940)	(2,556)
Prepaid expenses and other assets	12,834	27,589
Accounts payable and accrued expenses	33,246	400,172
Deferred rent	7,103	3,485
Deferred revenue	—	(94,777)

Net cash used in operating activities	(1,806,873)	(19,277)

Cash flows from investing activities
Purchases of property and equipment	(1,140,726)	(240,953)
Additions to patent and other intangible costs	(1,004,623)	(4,925)

Net cash used in investing activities	(2,145,349)	(245,878)

Cash flows from financing activities
Net change on bank line of credit	229,797	795,784
Net change in book overdraft	375,177	(253,015)
Payments on capital lease obligations	(4,747)	(10,149)
Purchase of treasury stock	(10,886)	—
Proceeds from issuance of common stock	3,753,124	—

Net cash provided by financing activities	4,342,465	532,620

Net increase in cash and cash equivalents	390,243	267,465
Cash and cash equivalents, beginning of period	4,267,001	8,656,069

Cash and cash equivalents, end of period	$4,657,244	$8,923,534

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.         Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2004, and the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.         Net Loss Per Share

Basic loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 30,387 and 210,534 at March 31, 2004 and 2003, respectively.

3.         Intangible Assets

On March 1, 2004 the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock (subject to certain restrictions), then trading at $6.699 per share, on March 1, 2004.  These costs are currently classified as intangible assets and a valuation is being performed for the purpose of allocating these costs to the assets acquired, intangible assets, and good will.

4.         Treasury Stock Transactions

During 2004, the Company purchased 1,800 shares of Common Stock at a total cost of $10,886.  No treasury transactions were conducted in 2003.

5.         Stockholders Equity

On February 18, 2004, warrants for 500,000 shares of common stock were exercised at $6.90625 per share, compared to the then current market price of $6.76 per share, by an institutional investor, and the expiration date of the remaining 585,973 warrants was extended until February 25, 2008, at an exercise price of $7.00 per share of common stock.

In connection with the above-described warrants, the investor has agreed that it will not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock, nor will it knowingly sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock.

The warrants and shares of Common Stock were issued in transactions exempt from Registration pursuant to Section 4(2) of the Securities Act.  The Company has registered the shares issuable upon exercise of the warrants for resale by the institutional investor that acquired the warrants.

6.         Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $8,000 of compensation expense realized in the first quarter of 2004 and 2003 as a result of issuing certain option grants at below market in 2002.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the pro-forma net (loss) income and net (loss) income per share resulting from applying SFAS 123.

		For the Three Months Ended March 31,
		2004	2003
Net loss, as reported		$(547,401)	$(686,388)
Add: stock-based employee compensation expense included in reported net loss		7,763	7,762
Add (deduct): total stock-based employee compensation benefit (expense) determined under fair-value based method for all awards, net of tax effects		(153,707)	463,290
Pro forma net loss		$(693,345)	$(215,336)
Net loss per share – basic	As reported	$(0.05)	$(0.06)
	Pro forma	$(0.06)	$(0.02)
Net loss per share – diluted	As reported	$(0.05)	$(0.06)
	Pro forma	$(0.06)	$(0.02)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

InfoSpherix generates substantially all of the Company’s continuing revenue.  In 2004 and 2003, InfoSpherix generated substantially all of its revenue from government customers.  The Company has developed a niche in providing campground and other reservation services via its ReserveWorld business line.  In late 2003, the Company added three additional state government and ReserveWorld customers.  In March of 2004, the Company purchased six additional reservation contracts.  In March of 2004, the Company added a multi-million dollar Federal Retirement Thrift Investment Board contract that is scheduled to start in July of this year.

BioSpherix engages in product development, notably tagatose.  The exclusive rights to manufacture tagatose have been licensed to a foreign entity along with the exclusive rights to sell tagatose for food and beverage uses.  In 2003, tagatose was introduced into one commercial product; in early 2004 other products have been announced.  Beginning July 2003, the Company realized approximately $3,300 in royalty revenue for the year.  In 2004, the Company realized approximately $1,400 in royalty revenue for the first quarter, all of which has been credited against patent maintenance costs incurred by Arla Foods amba of Denmark (“Arla”).  As a part of the November 2003 settlement of the arbitration proceeding with its licensee, the parties agreed to extend the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.  Future royalties will depend on increased sales of this product by the licensee, which are outside of the control of the Company.  The Company is attempting to commercialize its retained patent rights to non-food uses of tagatose.  It has brand named the product Naturlose™ for such purposes that include use as a sweetener in toothpaste, mouthwash and in drugs.

In 2004, the Company reported a net loss of $547,000 ($0.05 per diluted share) on sales of $5.1 million for the quarter, compared with a net loss of $686,000 ($0.06 per diluted share) on sales of $4.4 million in the same period of 2003.  Revenue increased in the first quarter of 2004 over the amount for the first quarter of 2003 by $632,000 (14%), due largely to the contributions of two new government contracts.  This increase was offset by an increase in the overhead base as a result of moving the Cumberland, Maryland office to a larger facility.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Revenue

Revenue for the three months ended March 31, 2004, increased $632,000 (14%) in relation to the same period in 2003.  The increase is due to the growth in government contracts by the InfoSpherix Division as noted below (see “InfoSpherix”).

Direct Contract and Operating Costs

Direct contract and operating costs for the three months ended March 31, 2004, increased by $679,000 (21%) in relation to the same period in 2003.  In comparison, revenue increased 14%, as noted above.  The greater increase in costs in comparison to revenue is due to several factors, most notable the startup costs related to new contracts and to an increase in the overhead base related to the relocation of the Cumberland, Maryland operations to a larger facility.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2004, decreased by $174,000 (13%) in relation to the same period in 2003.  The Company has increased its InfoSpherix marketing efforts in 2004, with a strong focus on government contact center and reservation business.  The increase in marketing costs, however, was more than offset by the decrease in legal expenses following the November 2003 arbitration settlement with Arla for which the Company incurred approximately $315,000 in legal and associated expenses during the first quarter of 2003.

Research and Development

Research and development expenses for the three months ended March 31, 2004, decreased $57,000 (54%) from those of the prior year.  From time to time the BioSpherix Division will contract out for studies to be conducted for its various products.  In the first quarter of 2003, the Company incurred approximately $30,000 as part of a Naturlose study and $11,000 in a pesticide study.

Interest

Interest, net, for the three months ended March 31, 2004, decreased $20,000 in relation to the same period in 2003.  The decrease is due to a decrease in the Company’s cash balance and the increase in the bank line of credit borrowings between years as discussed in the liquidity section of this report.

InfoSpherix

	Three Months Ended March 31,
	2004	2003
Revenue	$5,051,000	$4,415,000
Operating expense	5,315,000	4,481,000
Operating loss	$(264,000)	$(66,000)

InfoSpherix revenue for the three months ended March 31, 2004, increased $636,000 (14%) and the operating expense increased by $834,000 (19%) in relation to the same period in 2003.  Revenue from government contracts increased by $989,000 (25%) and revenue from commercial contracts decreased by $353,000 (76%) between periods.  The increased revenue is largely due to the contributions of two of the new government contracts the Company won late in 2003, and from the addition of six government contracts purchased in 2004.

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock, then trading at $6.699 per share.  The stock is subject to certain restrictions.

Revenues from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

In March of 2004, the Division won a multi-million dollar Federal Retirement Thrift Investment Board contract.  The contract consists of one base year and four option years.  It will commence approximately July 1, 2004.

Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  The Company has experienced a steady decline in commercial contract business in recent years.

The majority of InfoSpherix revenue has been generated from its National Park Service and Maryland Information Center contracts, which are to be rebid this year.  See “Trends and Outlooks.”

BioSpherix

	Three Months Ended March 31,
	2004	2003
Revenue	$2,000	$6,000
Operating expense	277,000	638,000
Operating loss	$(275,000)	$(632,000)

BioSpherix revenue for the three months ended March 31, 2004 was consistent with that of the prior year.  Operating expense for the three months ended March 31, 2004, decreased $361,000 (57%) in relation to the same period in 2003.  The decrease in operating expenses between years is directly related to the reduction in legal expenses following the November 2003 Arla arbitration settlement (see “Selling, General and Administrative” below).

Liquidity and Capital Resources

Working capital as of March 31, 2004 was $6.8 million, which represents a $1.8 million increase from working capital of $5.0 million at December 31, 2003.  The increase is related to the $3.5 million received from the proceeds of the February 2004 warrant exercise.  These proceeds were used in part for the investment in property and equipment related to the relocation of the Cumberland operations to a larger facility and to the purchase of the ReserveIt operations from Daksoft, Inc.

The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.9 million at March 31, 2004, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR fixed rate plus 2%, which was 3.96% at March 31, 2004.  The total amount available for further advance to the Company was $53,000 under the Agreement at March 31, 2004.  The line expires on June 30, 2004, but the Company anticipates that the line will be renewed in 2004.  However, if the Company does not extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2004.

Cash flow for the quarter ended March 31, 2004, reflects a net cash inflow of $390,000, consisting of $1.8 million used in operating activities, $2.1 million used in investing activities, and $4.3 million provided by financing activities.  Cash flow used in operating activities in 2004 increased $1.8 million from those of the prior year primarily as a result of a change in the accounts receivable balances between periods.  This change in turn resulted from increased revenue and slower payments on several major government contracts, which were subsequently received after the end of the quarter.  The increase in investing activities of $1.9 million between years is related to the relocation of the Cumberland operations to a larger facility and to the purchase of the ReserveIt operations from Daksoft, Inc.  Included in investing activities is approximately $220,000 of software development costs capitalized in 2004.  Cash flow from financing activities increased $3.8 million between years.  In the first quarter of 2004, $3.5 million was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2003.

In 2004, as part of its purchase of certain assets of Daksoft, Inc.’s reservation business, the Company signed an agreement to lease 8,280 square feet of call center space in Rapid City, South Dakota, and a data center service agreement for a term of eighteen months at an annual cost of approximately $100,000.  In 2004, the Company also signed an agreement to lease 2,500 square feet of office and research lab space for BioSpherix in Annapolis, Maryland, at an annual cost of approximately $50,000 plus common area maintenance costs.  The lease expires June 30, 2009.

No dividends were paid in 2003 and none are anticipated in 2004.

Trends and Outlooks

The Company will be bidding on several new state and Federal contracts during 2004 as well as re-bidding on two of the Company’s major contracts.  The National Park Service’s (“NPS”) National Park Reservation System, which the Company has operated since December 1997 and which has been extended until September 30, 2004, is being bundled in a combined procurement with the U.S. Forest Service’s National Recreation and Reservation System.  The Company will also be re-bidding on its Maryland Information Center contract, which has been extended until May 31, 2004, and management believes it is likely that it will be extended further.  The Maryland and National Park Service contracts accounted for 31% and 23% of the Company’s total revenue in 2003.  The multi-million dollar Federal Retirement Thrift Investment Board (“FRTIB”) contract, which the Company won in March of this year, is scheduled to start in July.  The FRTIB is a one-year contract with four additional option years.

In early 2004, Pasco Beverage Company announced that tagatose is being used in its line of fruit beverages.  These products will be sold in several major American market chains.  SweetGredients GmbH & Co. KG, the joint venture company formed by our licensee, Arla Foods Ingredients, and Nordzucker, has stated that it expects other tagatose products to be introduced into the U.S. market in 2004.  The April 29 announcement of approval of tagatose for use in Australia and New Zealand carries the added significance that no per capita use limits were imposed.  However, the critical tagatose issue for 2004, and beyond, will be SweetGredients’ decision on building a larger tagatose manufacturing plant.  SweetGredients says its decision, due later this year, will depend on the U.S. market demand, without which Spherix royalties will remain very modest.  Given the estimate that it takes 18 to 24 months to build a plant, any significant increase in sales and royalties will be correspondingly delayed.  The current primary sales of tagatose as a flavor enhancer, requiring only very small quantities per product serving, will also constrain the amount of product sold.  Furthermore, most sales to date have been for use in beverages, the product type paying Spherix the smallest royalties.  Thus, higher royalties to Spherix must await the construction of major new plants by SweetGredients that, in turn, will depend on the successful introduction of food products using larger amounts of tagatose than in beverages.  However, the 2003 arbitration settlement with Arla extended the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.

SweetGredients has agreed to supply tagatose to Spherix for sale under the brand name, Naturlose, to be used in non-food products such as toothpaste, mouthwash, OTC and pharmaceutical drugs.  The BioSpherix Division has recently produced several prototype toothpaste and mouthwash products.  Several potential customers who manufacture and sell the respective products have been contacted in attempts to induce them to switch from present ingredients to Naturlose.  While the supply of Naturlose will be constrained by the same factors mentioned above for tagatose, the sales price is expected to be higher, as are Spherix’s margins.  Successful introduction of Naturlose will take at least 12 to 24 months to develop, but could bring returns over the next several years.

The BioSpherix Division is exploring other non-tagatose products to bring to market as follow-ons to tagatose and Naturlose.  These include the development of present biotechnology concepts, joint ventures and acquisitions of start-up efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At March 31, 2004, the Company did not have any fixed-rate indebtedness and had approximately $1.9 million in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the March 31, 2004, variable rate debt and cash and cash equivalents available for investment, a one-percent change in interest rates would impact net interest income by approximately $20,000.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II.  Other Information

Item 2.        Changes in Securities and Use of Proceeds

(c)       On February 18, 2004, warrants for 500,000 shares of common stock were exercised at $6.90625 per share, compared to the then current market price of $6.76 per share, by an institutional investor, and the expiration date of the remaining 585,973 warrants was extended until February 25, 2008, at an exercise price of $7.00 per share.

(e)       The Company has a share repurchase program in place that authorizes the purchase of up to $1,000,000 of the Company’s shares in the open market.  During the first quarter of 2004, the Company repurchased 1,800 shares for $10,886.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jan 1 to Jan 31	—	—	—	$914,455
Feb 1 to Feb 29	—	—	—	$914,455
Mar 1 to Mar 31	1,800	$6.05	1,800	$903,569
Total First Quarter	1,800	$6.05	1,800	$903,569

(1)       The Company’s share repurchase program was first announced on September 19, 2001, authorizing the purchase of up to $1,000,000 of the Company’s common stock shares.  There is no expiration date of the program.

(2)       All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 6.        Exhibits and Reports on Form 8-K

(a)       Exhibits

31.1     Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       On February 20, 2004, the Company filed a report on Form 8-K pursuant to Item 9 thereof, to report that, on February 18, 2004, a single institutional investor (the “Investor”) exercised a warrant to acquire 500,000 shares of the Company’s common stock and the expiration date was extended and the exercise price was adjusted for a warrant for 585,973 additional shares.

On March 31, 2004, the Company filed a report on Form 8-K, pursuant to Item 12 thereof, to report that the Registrant issued a press release regarding its financial results for the fourth quarter ended December 31, 2003.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	May 10, 2004	By:	/s/ Thomas W. Gantt
Thomas W. Gantt
Chief Executive Officer and President

Date:	May 10, 2004	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Financial Officer and Executive Vice President