Form 10-Q
period 2004-06-30
SPHERIX INC
filed 2004-08-12
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2004
Common Stock, $0.005 par value	11,962,957 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended June 30, 2004

Spherix Incorporated

Part I.  Financial Information

Item 1.  Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$6,761,361	$4,802,124	$11,813,995	$9,222,906

Operating expense
Direct contract and operating costs	4,500,380	3,160,161	8,334,983	6,313,165
Selling, general and administrative expense	1,515,264	1,619,766	2,775,586	3,072,887
Research and development expense	53,088	116,032	101,612	205,668
Depreciation and amortization expense	518,344	366,161	966,571	789,488

Total operating expense	6,587,076	5,262,120	12,178,752	10,381,208

Income (loss) from operations	174,285	(459,996)	(364,757)	(1,158,302)

Interest income (expense), net	17,972	6,921	9,613	18,839

Income (loss) before taxes	192,257	(453,075)	(355,144)	(1,139,463)
Income tax expense	—	—	—	—

Net income (loss)	$192,257	$(453,075)	$(355,144)	$(1,139,463)

Net income (loss) per share, basic	$0.02	$(0.04)	$(0.03)	$(0.10)
Net income (loss) per share, diluted	$0.02	$(0.04)	$(0.03)	$(0.10)

Weighted average shares outstanding, basic	11,954,898	11,352,074	11,821,704	11,351,565
Weighted average shares outstanding, diluted	11,974,419	11,352,074	11,821,704	11,351,565

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,232,464	$4,267,001
Restricted investments	2,700,000	2,700,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000 and $20,000	3,473,225	1,491,727
Other receivables	103,417	17,183
Prepaid expenses and other assets	911,894	853,303
Total current assets	12,421,000	9,329,214

Property and equipment, net of accumulated depreciation of $4,601,150 and $4,537,696	5,170,717	4,665,457
Patents and other intangible assets, net of accumulated amortization of $119,226 and $107,629	1,168,146	172,586
Total assets	$18,759,863	$14,167,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,833,646	$1,716,743
Accounts payable and accrued expenses	2,493,121	1,718,496
Accrued salaries and benefits	1,127,566	832,572
Capital lease obligations	17,718	17,731
Deferred revenue	34,632	—
Total current liabilities	5,506,683	4,285,542

Capital lease obligations	36,517	45,579
Deferred compensation	122,655	122,655
Deferred rent	233,122	224,245
Total liabilities	5,898,977	4,678,021

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 12,029,599 and 11,486,570 issued and 11,961,161 and 11,425,082 shares outstanding at June 30, 2004 and December 31, 2003, respectively	60,148	57,434
Paid-in capital in excess of par value	23,151,401	19,390,787
Treasury stock, 68,438 and 61,488 shares at cost, at June 30, 2004 and December 31, 2003	(426,968)	(390,434)
Accumulated deficit	(9,923,695)	(9,568,551)
Total stockholders’ equity	12,860,886	9,489,236
Total liabilities and stockholders’ equity	$18,759,863	$14,167,257

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(355,144)	$(1,139,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	966,570	789,488
Provision for uncollectible accounts receivable	(5,000)	(900)
Loss on disposal of fixed assets	12,445	—
Stock-based compensation	15,525	15,525
Changes in assets and liabilities:
Trade accounts receivable	(1,976,498)	(808,060)
Other receivables	(86,234)	2,317
Prepaid expenses and other assets	(58,591)	91,673
Accounts payable and accrued expenses	596,156	(151,912)
Deferred rent	8,877	4,803
Deferred revenue	34,632	(85,587)
Net cash used in operating activities	(847,262)	(1,282,116)

Cash flow from investing activities
Purchases of property and equipment	(1,721,691)	(563,958)
Additions to patent and other intangible costs	(7,157)	(14,657)
Purchase of certain assets of Daksoft, Inc.	(700,000)	—
Net cash used in investing activities	(2,428,848)	(578,615)

Cash flows from financing activities
Net change on bank line of credit	116,903	386,432
Net change in book overdraft	722,476	59,955
Restricted investments	—	(2,490,000)
Payments on capital lease obligations	(9,075)	(18,387)
Proceeds from issuance of common stock	3,453,124	14,452
Cost of purchasing treasury stock	(36,534)	—
Cost of issuance of common stock	(5,321)	—
Net cash provided by (used in) financing activities	4,241,573	(2,047,548)

Net increase (decrease) in cash and cash equivalents	965,463	(3,908,279)
Cash and cash equivalents, beginning of period	4,267,001	8,656,069
Cash and cash equivalents, end of period	$5,232,464	$4,747,790

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2004, the results of its operations for the three-month and six-month periods ended June 30, 2004 and 2003, and its cash flows for the six-month periods ended June 30, 2004 and 2003.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosures for the year ended December 31, 2003.

2.                                      Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding plus common shares outstanding that are assumed likely to be exercised.   Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 19,521 and 50,204 at June 30, 2004 and 2003, respectively.  Total options and warrants outstanding at June 30, 2004 and 2003, were 1,221,023 and 1,637,198, respectively.

3.                                      Intangible Assets

On March 1, 2004 the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock (subject to certain restrictions), then trading at $6.699 per share, on March 1, 2004.  These costs are currently classified as intangible assets and a valuation is being performed for the purpose of allocating these costs to the assets acquired, intangible assets, and goodwill.

4.                                      Treasury Stock Transactions

During 2004, the Company purchased 5,150 and 6,950 shares of its common stock at a total cost of $25,649 and $36,534 for the three months and six months ended June 30, 2004, respectively.  No treasury transactions were conducted in 2003.

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

6.                                      Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $15,000 of compensation expense realized in the first half of 2004 and 2003 as a result of issuing certain option grants at below market in 2002.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the pro-forma net income (loss) and net income (loss) per share resulting from applying SFAS 123.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2004	2003	2004	2003

Net income (loss), as reported		$192,257	$(453,075)	$(355,144)	$(1,139,463)
Add: stock-based employee compensation expense included in reported net income (loss)		7,762	7,763	15,525	15,525
(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards, net of tax effects		(147,775)	(124,366)	(301,482)	338,925
Pro forma net income (loss)		$52,244	$(569,678)	$(641,101)	$(785,013)

Net loss per share - basic	As Reported	$0.02	$(0.04)	$(0.03)	$(0.10)
	Proforma	$0.00	$(0.05)	$(0.05)	$(0.07)
Net loss per share - diluted	As Reported	$0.02	$(0.04)	$(0.03)	$(0.10)
	Proforma	$0.00	$(0.05)	$(0.05)	$(0.07)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2003, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Form 10-Q.

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

InfoSpherix generates substantially all of the Company’s continuing revenue.  In 2004 and 2003, InfoSpherix generated substantially all of its revenue from government customers.  The Company has developed a niche in providing campground and other reservation services via its ReserveWorld™ business line.  In late 2003, the Company added three additional state government and ReserveWorld customers, and in March of this year, the Company added a multi-million dollar Federal Retirement Thrift Investment Board contract.  Also in March of 2004, the Company purchased six additional government reservation contracts as part of its purchase of certain assets of Daksoft, Inc.

BioSpherix engages in product development, notably tagatose.  The exclusive rights to manufacture tagatose have been licensed to a foreign entity along with the exclusive rights to sell tagatose for food and beverage uses.  In 2003, tagatose was introduced into one commercial product; in early 2004 other products were announced.  Beginning July 2003, the Company realized approximately $3,000 in royalty revenue for the year.  In 2004, the Company realized approximately $3,000 in royalty revenue for the first half of the year, which has been credited against patent maintenance costs incurred by Arla Foods amba of Denmark (“Arla”).  Exact royalties for the second quarter of 2004 have not been received as of the issuance of the report.  As a part of the November 2003 settlement of the arbitration proceeding with its licensee, the parties agreed to extend the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.  Future royalties will depend on increased sales of this product by the licensee, which are outside of the control of the Company.  The Company is attempting to commercialize its retained patent rights to non-food uses of tagatose.  It has brand-named the product Naturlose™ for such purposes, which include use as a sweetener in toothpaste, mouthwash and drugs.

The Company reported net income of $192,000 ($.02 per share, diluted) on sales of $6.8 million and a net loss of $355,000 ($.03 per share, diluted) on sales of $11.8 million for the three months and six months ended June 30, 2004, respectively, compared to a net loss of $453,000 ($0.04 per share, diluted) on sales of $4.8 million and a net loss of $1.1 million ($0.10 per share, diluted) on sales of $9.2 million for the three months and six months ended June 30, 2003, respectively.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Revenue

Revenue for the three and six months ended June 30, 2004, increased $2.0 million (41%) and $2.6 million (28%) in relation to the same periods in 2003.  The increase is due to the growth in government contracts by the InfoSpherix Division, including the purchase of six government reservation contracts as noted below (see “InfoSpherix”).

Direct Contract and Operating Costs

Direct contract and operating costs increased by $1.3 million (42%) and $2.0 million (32%) for the three and six months ended June 30, 2004, in relation to the same periods in 2003.  The increase corresponds with the increase in revenue noted above and is due to the growth in government contracts by the InfoSpherix Division as noted below (see “InfoSpherix”).  The greater increase in costs in comparison to revenue is due to several factors, most notable the startup costs related to new contracts and to an increase in the overhead base related to the relocation of the Cumberland, Maryland operations to a larger facility.

Selling, General and Administrative

Selling, general and administrative expense decreased $105,000 (6%) and $297,000 (10%) for the three months and six months ended June 30, 2004, in relation to the same periods in 2003.  The Company has increased its InfoSpherix marketing efforts in 2004, with a strong focus on government contact center, enterprise solutions, telecommunication, and reservation business.  The increase in marketing costs, however, was more than offset by the decrease in legal expenses following the November 2003 arbitration settlement with Arla, for which the Company incurred approximately $540,000 in legal and associated expenses during the first half of 2003.

Research and Development

Research and development expenses decreased $53,000 (54%) and $104,000 (51%) for the three months and six months ended June 30, 2004, in relation to the same periods in 2003.  In the first half of 2003, the Company incurred approximately $75,000 as part of a Naturlose study and $11,000 in a pesticide study.  Similar studies were not conducted in the first half of 2004, but the BioSpherix Division intends to continue to conduct other studies from time to time.

Depreciation

Depreciation expense increased between years as a result of significant asset additions primarily related to the relocation of the InfoSpherix operations in Cumberland, Maryland to a larger facility and purchases related to the new projects noted above.

Interest

Interest income, net of expenses, increased $11,000 (160%) and decreased $9,000 (49%) for the three and six months ended June 30, 2004, in relation to the same periods in 2003.  The increase was due to the maturing of several certificates of deposit and represents one year’s interest from those certificates of deposit.

InfoSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$6,731,000	$4,791,000	$11,782,000	$9,205,000
Operating expense	6,318,000	4,611,000	11,631,000	9,093,000

Operating income	$413,000	$180,000	$151,000	$112,000

InfoSpherix revenue increased $1.9 million (40%) and $2.6 million (28%) for the three and six months ended June 30, 2004, resulting in increases in operating income of $234,000 and $40,000, respectively.  Revenue from government contracts increased by $2.0 million (43%) and $3.0 million (35%) and revenue from commercial contracts decreased by $68,000 (76%) and $421,000 (76%) for the three and six months ended June 30, 2004, in relation to the same periods of 2003.  The increased revenue is largely due to the contributions of five new government contracts the Company won late in 2003 and early 2004, and from the addition of six other government contracts purchased in 2004.

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock, then trading at $6.699 per share.  The stock is subject to certain restrictions.  The “ReserveIt” contracts contributed $702,000 and $842,000 in revenue for the three months and six months ended June 30, 2004.

Revenues from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

In March of 2004, the Division won a multi-million dollar Federal Retirement Thrift Investment Board contract.  The contract consists of one base year and four option years.  Training under the contract began in May in preparation for the July 1, 2004 start date.

Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  The Company has experienced a steady decline in commercial contract business in recent years, and has accordingly shifted its marketing resources to its more successful government operations.

The majority of InfoSpherix revenue has been generated from its National Park Service and Maryland Information Center contracts, which are to be re-bid this year.  See “Trends and Outlooks.”

BioSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$30,000	$12,000	$32,000	$18,000
Operating expense	269,000	650,000	548,000	1,288,000

Operating loss	$(239,000)	$(638,000)	$(516,000)	$(1,270,000)

BioSpherix revenue increased $18,000 (150%) and $14,000 (78%) for the three and six months ended June 30, 2004, in relation to the same periods in 2003, as a result of the Company’s efforts to sell off its remaining FlyCracker Inventory.  Operating expense decreased $381,000 (59%) and $739,000 (57%) for the three and six months ended June 30, 2004, respectively.  The decrease in operating expenses between years is directly related to the reduction in legal expenses following the November 2003 Arla arbitration settlement (see “Selling, General and Administrative” above).

In May 2004, the Company created a new sales and marketing department within the BioSpherix Division with the objective of bringing Naturlose to the non-food market world wide.

Liquidity and Capital Resources

Working capital as of June 30, 2004 was $6.9 million, which represents a $1.9 million increase from working capital of $5.0 million at December 31, 2003.  The increase is related to the $3.5 million received from the proceeds of the February 2004 warrant exercise.  These proceeds were used in part for the investment in property and equipment related to the relocation of the Cumberland, Maryland operations to a larger facility and to the purchase of the ReserveIt operations from Daksoft, Inc.

The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.8 million at June 30, 2004, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR fixed rate plus 2%, which was 3.36% at June 30, 2004.  The total amount available for further advance to the Company was $166,000 under the Agreement at June 30, 2004.  The line was renewed on June 30, 2004 and will expire on June 30, 2005.

Cash flow for the six months ended June 30, 2004, reflects a net cash inflow of $1.0 million, consisting of $0.8 million used in operating activities, $2.7 million used in investing activities, and $4.5 million provided by financing activities.  Cash flow used in operating activities in 2004 decreased $435,000 from those of the prior year primarily from the increased revenue of the new InfoSpherix contracts noted above.   The increase in investing activities of $2.2 million between years is related to the relocation of the Cumberland operations to a larger facility and to the purchase of the ReserveIt operations from Daksoft, Inc.  Included in investing activities is approximately $480,000 of software development costs capitalized in 2004.  Cash flow from financing activities increased $6.6 million between years.  In the first quarter of 2004, $3.5 million was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2003.

In 2004, as part of its purchase of certain assets of Daksoft, Inc.’s reservation business, the Company signed an agreement to lease 8,280 square feet of call center space in Rapid City, South Dakota, and a data center service agreement for a term of eighteen months at an annual cost of approximately $100,000.  In 2004, the Company also signed an agreement to lease 5,000 square feet of office and research lab space for BioSpherix in Annapolis, Maryland, at an annual cost of approximately $83,000 plus common area maintenance costs.  The lease expires June 30, 2009.

No dividends were paid in 2003 and none are anticipated in 2004.

Trends and Outlooks

The Company will be bidding on several new state and Federal contracts during 2004.  In addition, it has re-bid on two of its major contracts.  The National Park Service’s (“NPS”) National Park Reservation System, which the Company has operated since December 1997 and which has been extended until September 30, 2004, was bundled in a combined procurement with the U.S. Forest Service’s National Recreation and Reservation System.  The Company has been advised that the award of this contract has been given to a competitor.  As a result, the Company expects that its current contract will be extended through the end of this year at which time it will expire unless further extended.  Spherix has not yet been debriefed as to the basis of USDA’s decision, but the Company believes that it offered an outstanding technical solution and proposed a significantly lower price than our competitor.  The Company intends to carefully review the basis of the award and take all appropriate steps to protect the Company’s interests. The NPS contract accounted for 23% and 18% of the Company’s total revenue for the year ended December 31, 2003 and for the six months ended June 30, 2004, respectively.  The Company anticipates that the loss of revenue from the NPS contract will be offset by the multi-million dollar Federal Retirement Thrift Investment Board (“FRTIB”) contract, which the Company won in March of this year.  The FRTIB contract started in May with initial training in preparation for the July 1, 2004 launch date.  The FRTIB is a one-year contract with four additional option years.  The Company has also re-bid on its Maryland Information Center contract, which has been extended until October 31, 2004.  The Maryland contract accounted for 31% and 24% of the Company’s total revenue for the year ended December 31, 2003 and for the six months ended June 30, 2004, respectively.

In early 2004, Pasco Beverage Company announced that tagatose is being used in its line of fruit beverages.  These products will be sold in several major American market chains.  SweetGredients GmbH & Co. KG, the joint venture company formed by our licensee, Arla Foods Ingredients, and Nordzucker, has stated that it expects other tagatose products to be introduced into the U.S. market in 2004.  In April 2004, tagatose was approved for use in Australia and New Zealand.  Arla Foods has granted Nutrinova Pty Ltd of Australia exclusive right to distribute tagatose in Australia and New Zealand.  The April 29, 2004 announcement of approval of tagatose for use in Australia and New Zealand carries the added significance that no per capita use limits were imposed.  In addition, JECFA (the Joint FAO/WHO Expert Committee on Food Additives) recently removed its former limit on the daily consumption of the low-calorie, full-bulk sweetener.  The new announcement should lead to expanded permitted uses of tagatose as a food additive throughout the international community.  However, the critical tagatose issue for 2004 and beyond, will be SweetGredients’ decision on whether to build a larger tagatose manufacturing plant.  The capacity of the current plant is insufficient to allow for sales in a quantity to result in any meaningful royalties.  SweetGredients says its decision, due later this year, will depend on the U.S. market demand, without which Spherix royalties will remain very modest.  Given the estimate that it takes 18 to 24 months to build a plant, any significant increase in sales and royalties will be correspondingly delayed.  The current sales of tagatose as a flavor enhancer, requiring only very small quantities per product serving, will also constrain the amount of product sold.  At present, tagatose is being used as a flavor enhancer in conjunction with other sweeteners, not as the sole sweetener.  The Australia/New Zealand and JECFA actions may allow the use of tagatose as the sole or primary sweetener in certain products.  Similar approval is required in the U.S. and Europe for expanded use of tagatose.  Furthermore, most sales to date have been for use in beverages, the product type paying Spherix the smallest royalties.  Thus, higher royalties to Spherix must await the construction of major new plants by SweetGredients that, in turn, will depend on the successful introduction of food products using larger amounts of tagatose than in beverages.  However, the 2003 arbitration settlement with Arla extended the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.

SweetGredients has agreed to supply tagatose to Spherix for sale under the brand name Naturlose to be used in non-food products such as toothpaste, mouthwash, OTC and pharmaceutical drugs.  The BioSpherix Division has recently produced several prototype toothpaste and mouthwash products.  Several potential customers who manufacture and sell the respective products have been contacted in attempts to induce them to switch from present ingredients to Naturlose.  While the supply of Naturlose will be constrained by the same factors mentioned above for tagatose, the sales price may be higher.  Successful introduction of Naturlose will take at least 12 to 24 months to develop, but could bring returns over the next several years.

The Company intends to work with the Albert Einstein College of Medicine (AECOM) to study the possible use of Naturlose in extending shelf life of blood and blood products.  Preliminary testing suggests that the use of Naturlose can increase the shelf life of stored hemoglobin.  Spherix is providing financial support for studies at AECOM in return for certain business rights to any commercial products developed under the joint effort.  AECOM has long been a research leader in blood products, including efforts to develop artificial blood.  Because of the critical shortage of blood, increased shelf life for this important health product is a high medical priority.

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

At June 30, 2004, the Company did not have any fixed-rate indebtedness and had approximately $1.8 million in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the June 30, 2004, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $22,000.

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

Part II.  Other Information

Item 2.                 Changes in Securities and Use of Proceeds

(e)                                       The Company has a share repurchase program in place that authorizes the purchase of up to $1,000,000 of the Company’s shares in the open market.  During the second quarter of 2004, the Company repurchased 5,150 shares for $25,649.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Apr 1 to Apr 30	—	—	—	903,569
May 1 to May 31	5,150	$4.98	5,150	898,419
Jun 1 to Jun 30	—	—	—	898,419
Total Second Quarter	5,150	$4.98	5,150	898,419

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

Item 4.                 Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 18, 2004, where the following actions were taken:

(1)                                  Lionel V. Baldwin, Douglas T. Brown, A. Paul Cox, Jr., George C. Creel, Thomas W. Gantt, Gilbert V. Levin, M. Karen Levin, and Robert J. Vander Zanden were elected as Directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

Name	Shares Voted For	Shares Voted Against	Shares Voted Abstained
Lionel V. Baldwin	10,348,983	1,100,914	0
Douglas T. Brown	10,348,983	1,100,914	0
A. Paul Cox, Jr.	10,348,983	1,100,914	0
George C. Creel	10,348,983	1,100,914	0
Thomas W. Gantt	10,401,250	994,377	0
Gilbert V. Levin	10,273,250	1,152,647	0
M. Karen Levin	10,279,499	1,145,398	0
Robert J. Vander Zanden	10,386,600	1,039,297	0

(2)                                  The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2004, was ratified, with 11,056,420 shares voted in favor, 203,225 shares voted against, and 135,982 shares abstaining.

Item 6.                 Exhibits and Reports on Form 8-K

(a)                      Exhibits

31.1     Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 On May 13, 2004, the Company filed a report on form 8-K dated May 13, 2004, pursuant to Item 12 thereof, to report that the Registrant issued a press release regarding its financial results for the first quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	August 6, 2004	By:	/s/ Thomas W. Gantt
Thomas W. Gantt
Chief Executive Officer and President

Date:	August 6, 2004	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Financial Officer and Executive VP