Form 10-Q
period 2004-09-30
SPHERIX INC
filed 2004-11-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2004
Common Stock $0.005 par value	12,026,195

Spherix Incorporated

Form 10-Q

For the Quarter Ended September 30, 2004

Spherix Incorporated

Part I.  Financial Information

Item 1.           Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$7,091,235	$5,091,477	$18,905,230	$14,314,383

Operating expense
Direct contract and operating costs	4,894,780	3,136,956	13,229,763	9,450,121
Selling, general and administrative expense	1,203,575	1,624,359	3,979,161	4,697,246
Research and development expense	37,509	110,282	139,121	315,950
Depreciation and amortization expense	654,939	335,629	1,621,510	1,125,117

Total operating expense	6,790,803	5,207,226	18,969,555	15,588,434

Income (loss) from operations	300,432	(115,749)	(64,325)	(1,274,051)

Interest income (expense), net	(6,810)	560	2,803	19,399

Income (loss) before taxes	293,622	(115,189)	(61,522)	(1,254,652)
Income tax expense	—	—	—	—

Net income (loss)	$293,622	$(115,189)	$(61,522)	$(1,254,652)

Net income (loss) per share, basic	$0.02	$(0.01)	$(0.01)	$(0.11)
Net income (loss) per share, diluted	$0.02	$(0.01)	$(0.01)	$(0.11)

Weighted average shares outstanding, basic	11,962,658	11,385,556	11,869,184	11,363,062
Weighted average shares outstanding, diluted	11,967,783	11,385,556	11,869,184	11,363,062

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	Sept. 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,419,955	$4,267,001
Restricted investments	2,700,000	2,700,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000 and $20,000	3,035,401	1,491,727
Other receivables	18,781	17,183
Prepaid expenses and other assets	758,248	853,303
Total current assets	10,932,385	9,329,214

Property and equipment, net of accumulated depreciation of $4,861,251 and $4,537,696	5,577,708	4,665,457
Patents and other intangible assets, net of accumulated amortization of $206,020 and $107,629	1,082,532	172,586
Total assets	$17,592,625	$14,167,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,874,071	$1,716,743
Accounts payable and accrued expenses	1,020,040	1,718,496
Accrued salaries and benefits	1,096,396	832,572
Capital lease obligations	17,921	17,731
Deferred revenue	34,632	—
Total current liabilities	4,043,060	4,285,542

Capital lease obligations	31,986	45,579
Deferred compensation	122,655	122,655
Deferred rent	236,655	224,245
Total liabilities	4,434,356	4,678,021

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 12,031,395 and 11,486,570 issued, 11,962,957 and 11,425,082 shares outstanding at September 30, 2004, and December 31, 2003, respectively	60,157	57,434
Paid-in capital in excess of par value	23,155,153	19,390,787
Treasury stock, 68,438 and 61,488 shares at cost, at September 30, 2004 and December 31, 2003	(426,968)	(390,434)
Accumulated deficit	(9,630,073)	(9,568,551)
Total stockholders’ equity	13,158,269	9,489,236
Total liabilities and stockholders’ equity	$17,592,625	$14,167,257

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(61,522)	$(1,254,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,621,510	1,125,117
Provision for uncollected accounts receivable	(5,000)	(900)
Loss on disposal of assets	60,526	—
Stock-based compensation	23,288	23,288
Changes in assets and liabilities:
Trade accounts receivable	(1,538,674)	(386,762)
Other receivables	(1,598)	394
Prepaid expenses and other assets	95,055	186,141
Accounts payable and accrued expenses	(371,285)	(43,863)
Deferred rent	12,410	6,122
Deferred revenue	34,632	(103,362)
Net cash used in operating activities	(130,658)	(448,477)

Cash flow from investing activities
Purchases of property and equipment	(2,772,089)	(683,214)
Additions to patent costs and other intangible assets	(20,086)	(18,385)
Purchase of certain assets of Daksoft, Inc.	(700,000)	—
Net cash used in investing activities	(3,492,175)	(701,599)

Cash flow from financing activities
Net change in bank line of credit	157,329	(584,910)
Net change in book overdraft	212,846	(83,503)
Restricted cash	—	(2,490,000)
Payments on capital lease obligations	(13,403)	(22,803)
Proceeds from issuance of common stock	3,460,871	435,406
Cost of purchasing treasury stock	(36,534)	—
Cost of issuance of common stock	(5,321)	—
Net cash provided by (used in) financing activities	3,775,788	(2,745,810)

Net increase (decrease) in cash and cash equivalents	152,955	(3,895,886)
Cash and cash equivalents, beginning of period	4,267,001	8,656,069
Cash and cash equivalents, end of period	$4,419,956	$4,760,183

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2004, the results of its operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and its cash flows for the nine-month periods ended September 30, 2004 and 2003.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2003.

2.                                      Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 18,521 and 87,280 at September 30, 2004 and 2003, respectively.  Total options and warrants outstanding at September 30, 2004 and 2003, were 1,278,223 and 1,571,498, respectively.

3.                                      Intangible Assets

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock (subject to certain restrictions), then trading at $6.699 per share, on March 1, 2004.  The Company assessed the value of the purchased contracts to be $976,000 and will amortize $139,000 annually over seven years, the estimated average useful life of the contracts.  Amortization of these assets began in the third quarter of 2004 with the recognition of $81,000 in amortization expense for the seven-month period since the contracts were purchased.

4.                                      Treasury Stock Transactions

During 2004, the Company purchased 6,950 shares of its common stock at a total cost of $36,534 for the nine months ended September 30, 2004.  No treasury shares were purchased in 2003.

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

6.                                      Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $23,000 of compensation expense realized in the first nine months of 2004 and 2003 as a result of issuing certain option grants at below market in 2002.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the pro-forma net income (loss) and net income (loss) per share resulting from applying SFAS 123.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2004	2003	2004	2003

Net income (loss), as reported		$293,622	$(115,189)	$(61,522)	$(1,254,652)
Add: stock-based employee compensation expense included in reported net income (loss)		7,763	7,763	23,288	23,287
(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards, net of tax effects		(144,658)	(83,491)	(451,578)	255,434
Pro forma net income (loss)		$156,727	$(190,917)	$(489,812)	$(975,931)

Net income (loss) per share - basic	As Reported	$0.02	$(0.01)	$(0.01)	$(0.11)
	Proforma	$0.01	$(0.02)	$(0.04)	$(0.09)
Net income (loss) per share - diluted	As Reported	$0.02	$(0.01)	$(0.01)	$(0.11)
	Proforma	$0.01	$(0.02)	$(0.04)	$(0.09)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2003, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2004, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

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

InfoSpherix generates substantially all of the Company’s continuing revenue.  In 2004 and 2003, InfoSpherix generated the bulk of its revenue from government customers.  The Company has developed a niche in providing campground and other reservation services via its ReserveWorld™ business line.  In late 2003, the Company added three additional state government and ReserveWorld customers, and in March of this year, the Company added a multi-million dollar Federal Retirement Thrift Investment Board contract.  Also in March of 2004, the Company purchased six additional government reservation contracts as part of its purchase of certain assets of Daksoft, Inc.

BioSpherix engages in product development, notably tagatose.  The exclusive rights to manufacture tagatose have been licensed to a foreign entity along with the exclusive rights to sell tagatose for food and beverage uses.  In 2003, tagatose was introduced into one commercial beverage product; in early 2004 other beverage/food products were announced.  Beginning July 2003, the Company realized approximately $3,000 in royalty revenue for the year.  In 2004, the Company earned approximately $4,000 in royalty revenue for the first nine months of the year, which has been credited against patent maintenance costs incurred by Arla Foods amba of Denmark (“Arla”).  Exact royalties for the third quarter of 2004 have not been received as of the issuance of the report.  As a part of the November 2003 settlement of the arbitration proceeding with its licensee, the parties agreed to extend the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.  Future royalties will depend on increased sales of this product by the licensee, which are outside of the control of the Company.  The Company is attempting to commercialize its retained patent rights to non-food uses of tagatose.  It has brand-named the product Naturlose™ for such purposes, which include use as a sweetener in toothpaste, mouthwash and drugs.

The Company reported net income of $294,000 ($0.02 per share, diluted) on sales of $7.1 million, and a net loss of $62,000 ($0.01 per share, diluted) on sales of $18.9 million for the three months and nine months ended September 30, 2004, respectively, compared to a net loss of $115,000 ($0.01 per share, diluted) on sales of $5.1 million, and a net loss of $1,255,000 ($0.11 per share, diluted) on sales of $14.3 million for the three months and nine months ended September 30, 2003, respectively.

The Company’s net income as reported in this Form 10-Q is $40,000 less than previously reported by the Company in its press release dated as of November 10, 2004 and its Form 8-K filed on November 10, 2004.  Subsequent to the issuance of the press release/Form 8-K, the Company discovered that an expense properly attributable to the third quarter had not been accounted for.  The expense has now been properly accrued resulting in the decrease in net income.  Given the modest amount involved, the Company will not issue a revised press release of its third quarter earnings.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Revenue

Revenue increased $2.0 million (39%) and $4.6 million (32%) for the three and nine months ended September 30, 2004, respectively, in comparison to the same periods of 2003.  The increase results from the growth in government contracts by the InfoSpherix Division, including the purchase of six government reservation contracts as noted below (see “InfoSpherix”).

Direct Contract and Operating Costs

Direct contract and operating costs increased by $1.8 million (56%) and $3.8 million (40%) for the three and nine months ended September 30, 2004, in relation to the same periods in 2003.  The increase is related to the increase in revenue noted above.  The greater percentage increase in costs in comparison to revenue is due to several factors, most notable the startup costs related to new contracts and to an increase in the overhead base related to the relocation of the Cumberland, Maryland, operations to a larger facility.

Selling, General and Administrative

Selling, general and administrative expense decreased $421,000 (26%) and $718,000 (15%) for the three months and nine months ended September 30, 2004, in relation to the same periods in 2003.  The Company has increased its InfoSpherix marketing efforts in 2004, with a strong focus on government contact centers, telecommunications, and reservation business.  The increase in marketing costs, however, was more than offset by the decrease in legal expenses following the November 2003 arbitration settlement with Arla, for which the Company incurred approximately $700,000 in legal and associated expenses during the first nine months of 2003.

Research and Development

Research and development expenses decreased $73,000 (66%) and $177,000 (56%) for the three months and nine months ended September 30, 2004, in relation to the same periods in 2003.  In the first half of 2003, the Company incurred approximately $75,000 as part of a Naturlose study and $11,000 in a pesticide study.  Similar studies were not conducted in the first nine months of 2004, but the BioSpherix Division intends to continue to conduct other studies from time to time.

Depreciation and Amortization

Depreciation and amortization expense increased $319,000 (95%) and $496,000 (44%) for the three months and nine months ended September 30, 2004, in relation to the same periods in 2003.  Depreciation expense increased between years in part as a result of significant asset additions primarily related to the relocation of the InfoSpherix operations in Cumberland, Maryland, to a larger facility and purchases related to the new projects noted above.  In addition, the Company acquired various intangible assets from Daksoft, Inc. on March 1, 2004, which the Company will amortize over their useful lives and has accordingly realized $81,000 in related amortization expenses for the year-to-date.

Interest

Interest income (net of interest expense) decreased $7,000 and $17,000 for the three and nine months ended September 30, 2004, in relation to the same periods in 2003.  The decrease is due to a higher average borrowing balance on the Company’s line of credit between years and higher interest rates on the line of credit.

InfoSpherix

InfoSpherix revenue increased $1.9 million (38%) and $4.5 million (32%) for the three and nine months ended September 30, 2004, resulting in operating income of $272,000 and $423,000, respectively.  Revenue from government contracts increased by $2.1 million (42%) and $5.1 million (37%) and revenue from commercial contracts decreased by $123,000 (88%) and $544,000 (79%) for the three and nine months ended September 30, 2004, in relation to the same periods of 2003.  The increased revenue is largely due to the contributions of five new government contracts the Company won late in 2003 and early 2004, and from the addition of six other government contracts purchased in 2004.

InfoSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenue	$7,028,000	$5,085,000	$18,810,000	$14,290,000
Operating expense	6,756,000	4,564,000	18,387,000	13,658,000
Operating income	$272,000	$521,000	$423,000	$632,000

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The “ReserveIt” contracts contributed $502,000 and $1.3 million in revenue for the three months and nine months ended September 30, 2004.

Revenues from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

In March of 2004, the Division won a multi-million dollar Federal Retirement Thrift Investment Board contract.  The contract consists of one base year and four option years.  In October of 2004, the Company was awarded the re-compete on its contracts to operate call centers for the Maryland State agencies.  The Maryland contracts consist of three base years and two option years and will generate approximately $3.2 million a year.

The majority of InfoSpherix revenue has been generated from its National Park Service, Maryland Information Center, and Ohio contracts.  The National Park Service contract has been extended through December 12, 2004, and its award to a competitor is currently under protest by the Company.  See “Trends and Outlooks.”

Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  The Company has experienced a steady decline in commercial contract business in recent years, and has accordingly shifted its marketing resources to its more successful government operations.

BioSpherix

BioSpherix revenue increased $57,000 (950%) and $70,000 (280%) for the three and nine months ended September 30, 2004, in relation to the same periods in 2003, as a result of the Company’s efforts to sell off its remaining FlyCracker inventory.  Operating expense decreased $608,000 (95%) and $1.3 million (70%) for the three and nine months ended September 30, 2004, respectively.  The decrease in operating expenses between years is directly related to the reduction in legal expenses following the November 2003 Arla arbitration settlement (see “Selling, General and Administrative” above).  The third quarter of 2004 also benefits from a $250,000 downward adjustment of legal expenses that were accrued in the prior year.

BioSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenue	$63,000	$6,000	$95,000	$24,000
Operating expense	35,000	643,000	583,000	1,930,000
Operating income (loss)	$28,000	$(637,000)	$(488,000)	$(1,906,000)

In May 2004, the Company created a new sales and marketing department within the BioSpherix Division with the objective of bringing Naturlose to the non-food market world wide.  The first sale of Naturlose for pharmaceutical use was subsequently completed in October of 2004.

Liquidity and Capital Resources

Working capital as of September 30, 2004, was $6.9 million, which represents a $1.9 million (37%) increase from working capital of $5.0 million at December 31, 2003.  The increase is related to the $3.5 million received from the proceeds of the February 2004 warrant exercise.  These proceeds were used in part for the investment in property and equipment related to the relocation of the Cumberland, Maryland, operations to a larger facility and to the purchase of the ReserveIt operations from Daksoft, Inc.

The Company’s Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.9 million at September 30, 2004, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR rate plus 2%, which was 3.65% at September 30, 2004.  The total amount available for further advance to the Company was $126,000 under the Agreement at September 30, 2004.  The line was renewed on June 30, 2004, and will expire on June 30, 2005.

Cash flow for the nine months ended September 30, 2004, reflects a net cash inflow of $153,000, consisting of $130,000 used in operating activities, $3.5 million used in investing activities, and $3.8 million provided by financing activities.  Cash flow used in operating activities in 2004 improved by $318,000 from the prior year primarily from the increased revenue of the new InfoSpherix contracts noted above.   The increase in investing activities of $2.7 million between years is related to the relocation of the Cumberland operations to a larger facility and to the purchase of the

ReserveIt operations from Daksoft, Inc.  Included in investing activities is approximately $815,000 of software development costs capitalized in 2004.  Cash flow from financing activities increased $6.5 million between years.  In the first quarter of 2004, $3.5 million was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2003.

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

Trends and Outlooks

The Company intends to bid on several new state and Federal contracts during the remainder of 2004 and 2005.  In addition, it has re-bid on two of its major contracts.  The National Park Service’s (“NPS”) National Park Reservation System, which the Company has operated since December 1997, was bundled in a combined procurement with the U.S. Forest Service’s National Recreation and Reservation System.  The Company has been advised that the award of this contract has been given to a competitor.  The Company has initiated a protest of this award; the Company’s contract has been extended through December 12, 2004; and the Company believes that its current contract may be extended into 2005.  Spherix believes that it offered an outstanding technical solution and proposed a significantly lower price than our competitor and has filed a protest of the award with the Government Accountability Office.  Spherix firmly believes in the merit of its case and is looking to overturn the award.  The NPS contract accounted for 23% and 18% of the Company’s total revenue for the year ended December 31, 2003 and for the nine months ended September 30, 2004, respectively.  The Company anticipates that the loss of revenue from the NPS contract will be offset by the multi-million dollar Federal Retirement Thrift Investment Board (“FRTIB”) contract, which the Company won in March of this year.  The FRTIB contract started in May with initial training and was launched on July 1, 2004.  The FRTIB is a one-year contract with four additional option years.  The Company has also re-bid and won its Maryland Information Center contract.  The Maryland contract accounted for 31% and 23% of the Company’s total revenue for the year ended December 31, 2003 and for the nine months ended September 30, 2004, respectively.   The new Maryland contract started November 1, 2004, and future revenues will reflect the more competitive price structure used to win the re-compete.  While Spherix was not the lowest bidder, the Company’s higher technical scoring gave the Company an overall higher score than the competition.

Tagatose, Spherix’s low-calorie, full-bulk sweeter licensed to Arla Foods Ingredients, has been making progress in market entries.  Tagatose has been introduced into a number of food and beverage products.  On April 29, 2004, New Zealand and Australia approved tagatose for use in those countries, free of any per capita use limitations.  In June 2004, JECFA (the Joint FAO/WHO Expert Committee on Food Additives) removed its former limit on the daily consumption of tagatose, and imposed no new limit.  The new announcement should lead to expanded permitted uses of tagatose as a food additive throughout the international community.  However, the expanded use and sales will depend on construction of a new and larger tagatose plant by Arla Foods Ingredients or its joint venture, SweetGredients.  No decision has yet been announced.  Until larger amounts of tagatose become available, Spherix royalties will remain very modest.  The construction of a major new plant was estimated to take 18 to 24 months, during which time royalties from Arla will remain limited.  Royalties also remain constrained by use of tagatose as a flavor enhancer (instead of as the sole sweetener) and by the fact that most sales have been for use in beverages, which results in a lower royalty rate than food products.  Under its recently-signed supply agreement, Spherix has begun purchasing tagatose from Arla for use as Naturlose™ in selling for non-food uses by non-food product manufacturers, including use in toothpaste, mouthwash, cough syrup, and a fiber digestive aid, for which Spherix has developed prototypes.  Several major product manufacturers have expressed interest and, on October 14, 2004, the Company announced that it had sold its first shipment of Naturlose to a U.S. pharmaceutical company for an Rx application.  The Company is also exploring the possibility of selling such products directly to consumers.  This would significantly increase revenues that could be achieved from the currently limited amounts of tagatose available.

The Company is supporting work at the Albert Einstein College of Medicine (AECOM) to study the possible use of Naturlose in extending shelf life of blood and blood products.  Preliminary testing suggests that the use of Naturlose can increase the shelf life of stored hemoglobin and platelets.  Spherix will retain certain business rights to any commercial products developed under the joint effort.  AECOM has long been a research leader in blood products, including efforts to develop artificial blood.  Because of the critical shortage of blood, increased shelf life for this important health product is a high medical priority.

The BioSpherix Division is also exploring other non-tagatose products to bring to market as follow-ons to tagatose and Naturlose.  These include the development of its present biotechnology concepts, joint ventures and acquisitions of start-up efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences, and overall financing strategies.

At September 30, 2004, the Company did not have any fixed-rate indebtedness and had approximately $1.9 million in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the September 30, 2004, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $20,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act.  Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Limitations on the Effectiveness of Controls.  Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Periodic Evaluation and Conclusion.   The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II.  Other Information

Item 1.                                   Legal Proceedings

Spherix has filed a protest with the Government Accountability Office of the award of the National Recreation and Reservation System to a competitor and is attempting to have the award overturned.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1                         Form of Stock Option Agreement (Employee)

10.2                         Form of Stock Option Agreement (Director)

31.1                         Certification of Chief Executive Officer and Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                         Certification of Chief Executive Officer and Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on 8-K

On August 10, 2004, the Company filed a report on Form 8-K to report that the Registrant issued a press release regarding its financial results for the second quarter ended June 30, 2004.

On September 1, 2004, the Company filed a report on Form 8-K reporting the resignation of Thomas W. Gantt as CEO, President, and member of the Board of Directors of the Company, and the election of Richard C. Levin as Acting CEO and President.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	November 11, 2004	By:	/s/ Richard C. Levin
Richard C. Levin
Acting Chief Executive Officer and President, and Chief Financial Officer