Form 10-Q
period 2005-03-31
SPHERIX INC
filed 2005-05-16
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2005
Common Stock, $0.005 par value	11,953,398 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended March 31, 2005

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue	$5,434,761	$5,052,634

Operating expense
Direct contract and operating costs	4,445,558	3,834,603
Selling, general and administrative expense	1,300,211	1,260,322
Research and development expense	98,294	48,524
Depreciation and amortization expense	673,175	448,227

Total operating expense	6,517,238	5,591,676

Loss from operations	(1,082,477)	(539,042)
Interest (expenses) income, net	9,045	(8,359)

Loss before taxes	(1,073,432)	(547,401)
Income tax expense	—	—

Net loss	$(1,073,432)	$(547,401)

Net loss per share, basic	$(0.09)	$(0.05)
Net loss per share, diluted	$(0.09)	$(0.05)

Weighted average shares outstanding, basic	11,952,883	11,677,293
Weighted average shares outstanding, diluted	11,952,883	11,677,293

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,033,253	$3,475,846
Restricted investments	2,700,000	2,700,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	2,435,112	1,742,699
Other receivables	163,670	140,314
Prepaid expenses and other assets	698,853	638,983
Total current assets	9,030,888	8,697,842

Property and equipment, net of accumulated depreciation of $5,805,888 and $5,172,785	5,221,315	5,517,279
Patents and other intangible assets, net of accumulated amortization of $287,446 and $247,374	988,756	1,028,828
Total assets	$15,240,959	$15,243,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,653,712	$1,966,784
Accounts payable and accrued expenses	2,683,623	1,493,683
Accrued salaries and benefits	1,151,292	969,046
Capital lease obligations	17,534	18,124
Deferred revenue	34,632	34,632
Total current liabilities	5,540,793	4,482,269

Capital lease obligations	23,294	27,456
Deferred compensation	125,959	125,959
Deferred rent	240,960	240,575
Total liabilities	5,931,006	4,876,259

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 12,033,836 and 12,031,395 issued, and 11,953,398 and 11,950,957 shares outstanding at March 31, 2005 and December 31, 2004	60,169	60,157
Paid-in capital in excess of par value	23,178,599	23,162,916
Treasury stock, 80,438 shares at cost, at March 31, 2005 and December 31, 2004	(464,786)	(464,786)
Accumulated deficit	(13,464,029)	(12,390,597)
Total stockholders’ equity	9,309,953	10,367,690
Total liabilities and stockholders’ equity	$15,240,959	$15,243,949

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	$(1,073,432)	$(547,401)
Depreciation and amortization	673,175	448,227
Stock-based compensation	7,763	7,763
Changes in assets and liabilities:
Trade accounts receivable	(692,413)	(1,742,705)
Other receivables	(23,356)	(25,940)
Prepaid expenses and other assets	(59,870)	12,834
Accounts payable and accrued expenses	1,257,217	33,246
Deferred rent	385	7,103

Net cash provided by (used in) operating activities	89,469	(1,806,873)

Cash flows from investing activities
Purchases of property and equipment	(271,954)	(1,140,726)
Additions to patent and other intangible costs	—	(1,004,623)

Net cash used in investing activities	(271,954)	(2,145,349)

Cash flows from financing activities
Net change on bank line of credit	(313,072)	229,797
Net change in book overdraft	49,784	375,177
Payments on capital lease obligations	(4,752)	(4,747)
Purchase of treasury stock	—	(10,886)
Proceeds from issuance of common stock	7,932	3,753,124

Net cash (used in) provided by financing activities	(260,108)	4,342,465

Net (decrease) increase in cash and cash equivalents	(442,593)	390,243
Cash and cash equivalents, beginning of period	3,475,846	4,267,001

Cash and cash equivalents, end of period	$3,033,253	$4,657,244

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) do not include all of the information and disclosures generally required for annual financial statements and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of its operations and its cash flows for the three-month periods ended March 31, 2005 and 2004.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.             Net Loss Per Share

Basic loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 6,791 and 42,297 at March 31, 2005 and 2004, respectively.

3.             Intangible Assets

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock (subject to certain restrictions), then trading at $6.699 per share.  The Company assessed the value of the purchased contracts to be $976,000 and is amortizing $139,000 annually over seven years, the estimated average life of the contracts.

4.             Treasury Stock Transactions

During the first quarter of 2004, the Company purchased 18,950 shares of Common Stock at a total cost of $74,352.  No treasury transactions were conducted in the first quarter of 2005.

5.             Stockholders’ Equity

On February 18, 2004, warrants for 500,000 shares of common stock were exercised at $6.90525 per share, compared to the then current market price of $6.76 per share, by an institutional investor, and the expiration date of the remaining 585,973 warrants was extended until February 25, 2008, at an exercise price of $7.00 per share of common stock.  No warrants were exercised in 2005.

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

6.             Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $7,763 of compensation expense realized in the first quarters of 2004 and 2005 as a result of issuing certain option grants below market in 2002.  The Company has elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and, consequently, makes no charge against income in the financial statements with respect to employee option grants with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the pro-forma net loss and net loss per share resulting from applying SFAS 123.

		For the Three Months Ended March 31,
		2005	2004
Net loss, as reported		$(1,073,432)	$(547,401)
Add: stock-based employee compensation expense included in reported net loss		7,763	7,763
Less: total stock-based employee compensation expense determined under fair-value based method for all awards		(74,221)	(153,707)
Pro forma net loss		$(1,139,891)	$(693,345)
Net loss per share – basic	As reported	$(0.09)	$(0.05)
	Pro forma	$(0.10)	$(0.06)
Net loss per share – diluted	As reported	$(0.09)	$(0.05)
	Pro forma	$(0.10)	$(0.06)

7.             New Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations and comprehensive loss.  We are required to adopt FAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See Note 1 to the notes to the consolidated financial statements for the pro forma net loss and net loss per share amounts, for years 2002 through 2004, as if we had used a fair-value based method similar to the methods required under FAS 123R to measure compensation expense for employee stock option awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements of FAS 123R and expect the adoption to have a significant adverse impact on our future statements of operations and comprehensive loss.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

BioSpherix engages in product development, notably tagatose.  The exclusive rights to manufacture tagatose have been licensed to a foreign entity, Arla Foods Ingredients amba (“Arla”) along with the exclusive rights to sell tagatose for food and beverage uses.  Tagatose was first introduced in commercial products in 2003.  The Company has earned approximately $1,000 in royalty revenue in the first quarters of both 2005 and 2004, which have been credited against Arla’s patent maintenance costs.  The royalties rates payable under the licensing agreement with Arla vary based on a complex matrix that is dependent on such factors as quantity and intended use.  The royalty rates under the original agreement with Arla contained rates payable during the patent term (referred to hereafter as “high-end royalties”) and lower rates payable after the patent term that continue for another five years after the last-to-expire patents.  The precise royalty rates have not been disclosed as they are proprietary and confidential.  As part of the fall 2003 settlement of the arbitration proceeding with its licensee, the parties agreed to extend the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.  Future royalties will depend on increased sales of this product by the licensee, which are outside of the control of the Company.

The Company retains rights to non-food use of tagatose, for which purposes the Company created the brand name “Naturlose™”.  In 2004, a major pharmaceutical company purchased Naturlose for potential use in a pharmaceutical product.  Although the pharmaceutical company has since purchased additional amounts of Naturlose, the outcome of the development program is yet to be determined.  Development of sales of Naturlose may be further limited by the lack of an adequate and continuing supply from Arla.

InfoSpherix generates substantially all of the Company’s continuing revenue.  In 2005 and 2004, InfoSpherix generated substantially all of its revenue from government customers.  The Company has developed a niche in providing campground and other reservation services via its ReserveWorld business line.  During 2004, the Company won the recompete on the State of Maryland contracts, won a contract with the Federal Retirement Thrift Investment Board (“FRTIB”), added two additional state governments as ReserveWorld customers and purchased six additional state and county government reservation contracts.  The Company’s National Park Service (“NPS”) contract has also been extended through September 30, 2005, and the procurement for the combined NPS and U.S. Forest Service’s National Recreation and Reservation System contract has subsequently been reopened and Spherix has resubmitted a proposal.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenue

Revenue for the three months ended March 31, 2005, increased $382,000 (8%) in relation to the same period in 2004.  The increase is due to the addition of the new contracts noted above.  Many of the new contracts are for reservation services and their revenue streams are highest in the spring and summer months.

Direct Contract and Operating Costs

Direct contract and operating costs for the three months ended March 31, 2005, increased by $611,000 (16%) in relation to the same period in 2004.  In comparison, revenue increased 8%, as noted above.  This change is related to the lower contribution margin on the new Maryland contract (see “InfoSpherix” below), and to the new reservation contracts, which typically operate at a much lower contribution margin during the off-season months.  The Company’s direct contract and operating costs consist primarily of labor, fringe, telephone related costs, depreciation on computer hardware and software and related facilities costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2005, were consistent with those of the same period in 2004.  The Company’s selling, general and administrative expenses consist primarily of executive management salaries and fringes, sales and marketing costs, finance and accounting, and human resources, as well as costs related to being a public company.

Research and Development

In 2004, the BioSpherix Division began a program of outsourcing development of its patented drug uses of Naturlose.  A research project was funded at the Albert Einstein College of Medicine to follow up on that institution’s discovery that Naturlose may lengthen shelf life of stored blood fractions and medicinal proteins.  In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose.  The object is to obtain validation on human subjects of the Firm’s earlier laboratory tests that demonstrated Naturlose’s ability to prevent and destroy plaque formed by oral bacteria.  As a result of these efforts, research and development expenses increased for the three months ended March 31, 2005, by $50,000 over those of the prior year.  The Company is negotiating other such contracts related to various patents.  If any of the tests prove successful, the Company hopes to partner with a major product firm to continue the work on that project to obtain drug status under FDA regulations, and thereupon, enter Naturlose into that market.

Depreciation and Amortization

Depreciation increased $225,000 (50%) between years.  Depreciation expense increased partly as a result of significant asset additions primarily related to the relocation of the InfoSpherix operations in Cumberland, Maryland, to a larger facility and purchases related to the new projects noted above.  In addition, amortization of $34,750 was recorded during 2005 related to contract rights purchased from Daksoft, Inc. on March 1, 2004.

InfoSpherix

	Three Months Ended March 31,
	2005	2004
Revenue	$5,418,000	$5,051,000
Operating expense	6,148,000	5,315,000
Operating loss	$(730,000)	$(264,000)

InfoSpherix revenue for the three months ended March 31, 2005, increased $367,000 (7%) and the operating expense increased by $833,000 (16%) in relation to the same period in 2004.  Revenue from government contracts increased by $457,000 (9%) and revenue from commercial contracts decreased by $90,000 (83%) between periods.  The increase is due to the addition of the new contracts.  Many of the new contracts are for reservation services, whose revenue streams are historically greater in the spring and summer months when vacation planning is more prevalent.  These reservation contracts have certain fixed costs that continue throughout the year such as depreciation, telephone and computer related service and maintenance contracts, and a minimum support staff.  These contracts also incur certain costs in advance of the peak seasons in order to staff up and train the work force that will be needed during the peak seasons.

In March 2004, the Company also won a one-year, multi-million dollar Federal Retirement Thrift Investment Board (“FRTIB”) contract with four option years.  Also, on March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock, then trading at $6.699 per share.  The stock is subject to certain restrictions.

In 2004, the Company won the re-procurement of the Maryland information center contracts, which the company has operated since 1998.  The combined Maryland contracts contributed 22% to the Company’s revenues in 2004.  The new contract started on November 1, 2004, and is subject to a more competitive pricing structure that was necessary to win the recompete.  While Spherix was not the lowest bidder, the Company’s higher technical scoring resulted in the Company achieving an overall higher score than the competition.  Management is uncertain as to the financial impact the price reduction will have over the course of the contract and believes that the lower rates may encourage the state to outsource more of its call center needs to Spherix under this contract.  The previous contract initially operated at a loss during its first year and had matured to a respectable contribution margin by the time the contract ended in late 2004.  This increase was gained through the continued outsourcing of more of the state’s call center needs to Spherix under the contract.  The new contract was bid at a 20% lower contribution rate, but the company hopes to also increase the contribution margin over the next five years through continued expansion of service to the state and through cost reductions and other efficiency gains.  Spherix is working to increase the amount of business performed under this and other contracts.

The Company’s business development group is targeting the government contact center and technology markets, and the ReserveWorld product and services market, for continued growth.  Currently, the Company is bidding on several contracts and expects to bid on more contracts throughout the coming year, although no assurance can be given at this time that these efforts will result in new business for the Company.

BioSpherix

	Three Months Ended March 31,
	2005	2004
Revenue	$18,000	$2,000
Operating expense	370,000	277,000
Operating loss	$(352,000)	$(275,000)

BioSpherix revenue for the three months ended March 31, 2005, increased by $16,000 through the additional sales of Naturlose to a pharmaceutical company for use in a potential pharmaceutical product.  The increase in operating expense is related to the research and development activity noted above and to the additional operating costs of the new facility in Annapolis, Maryland.

Liquidity and Capital Resources

Working capital as of March 31, 2005 was $3.5 million, which represents a $725,000 decrease from working capital of $4.2 million at December 31, 2004.  The decrease is related to the on-going expenses of the BioSpherix Division and to the seasonal business cycle of the Company’s reservation business.

The Company renewed its Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) on June 30, 2004, which provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.7 million at March 31, 2005, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR fixed rate, which was 4.69% at March 31, 2005.  The total amount available for further advance to the Company was $346,000 under the Agreement at March 31, 2005.  The line expires on June 30, 2005, but the Company anticipates that the line will be renewed in 2005.  However, if the Company does not extend the line of credit, the Company believes that it has adequate funds to meet all of its current obligations for the balance of 2005.

Cash flow for the quarter ended March 31, 2005, reflects a net cash outflow of $443,000, consisting of $89,000 provided by operating activities, $272,000 used in investing activities, and $260,000 used in financing activities.  Cash flow provided by operating activities in 2005 improved by $1.9 million from those of the prior year primarily as a result of the change in the accounts payable balances between periods.  The decrease in investing activities of $1.9 million between years is related to the relocation of the Cumberland operations to a larger facility and to the purchase of the ReserveIt operations from Daksoft, Inc., each of which occurred in 2004.  Included in investing activities is approximately $220,000 of software development costs capitalized in 2004.  Cash flow from financing activities decreased $4.6 million between years.  In the first quarter of 2004, $3.5 million was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2005.

In 2004, as part of its purchase of certain assets of Daksoft, Inc.’s reservation business, the Company signed an agreement to lease 8,280 square feet of call center space in Rapid City, South Dakota, and a data center service agreement for a term of eighteen months at an annual cost of approximately $100,000.  In 2004, the Company also signed an agreement to lease 5,000 square feet of office and research lab space for BioSpherix in Annapolis, Maryland, at an annual cost of approximately $90,000 plus common area maintenance costs.  The lease expires June 30, 2009.

No dividends were paid in 2004 and none are anticipated in 2005.

Trends and Outlooks

The InfoSpherix Division was successful in increasing its sales backlog between December 31, 2003 and 2004, to a record level of $61 million.  The extension of the National Park Service contract through September 2005 accounted for $3.6 million of the increase in the sales backlog; the rest of the increase was from the award of new government contracts and the purchase of the reservation contracts from Daksoft.  Future InfoSpherix performance will depend in large part on winning new state and Federal contracts, and continued expansion of the ReserveWorld business into other states and localities, as well as the bid of the NRRS contract noted above.  In 2004, the Company won the re-procurement of the Maryland information center contracts, which the company has operated since 1998.  The combined Maryland contracts contributed 22% to the Company’s revenues in 2004.  The new contract started on November 1, 2004, and is subject to a more competitive pricing structure that was necessary to win the recompete.  Spherix was not the lowest bidder, but the Company’s higher technical scoring gave resulted in the Company achieving an overall higher score than the competition.  Management is uncertain as to the financial impact the price reduction will have and believes that the lower rates may encourage the state to outsource more of its call center needs to Spherix under this contract.  The previous contract initially operated at a loss during its first year and had matured to a respectable contribution margin by the time the contract ended in late 2004.  This increase was gained through the continued outsourcing of more of the state’s call center needs to Spherix under the contract.  The new contract was bid at a 20% lower contribution rate, but the company hopes to also increase the contribution margin over the next five years through continued expansion of service to the state and through cost reductions and other efficiency gains.  Spherix is working to increase the amount of business performed under this and other contracts.  The Company has also submitted proposals on several government contracts, some of which, if won, could benefit 2005.

Tagatose, Spherix’s low-calorie, full-bulk sweetener licensed to Arla Foods Ingredients, was first introduced in commercial products in 2003.  On April 29, 2004, New Zealand and Australia approved tagatose for use in those countries, free of any per capita use limitations.  In June 2004, JECFA (the Joint FAO/WHO Expert Committee on Food Additives) removed its former limit on the daily consumption of tagatose, and imposed no new limit.  The new announcement could lead to expanded permitted uses of tagatose as a food additive throughout the international community.  Expanded use and sales, however, will depend on creating greater market interest and the construction of a new and larger tagatose plant by Arla Foods Ingredients or its joint venture, SweetGredients.  No decision has yet been announced by Arla or SweetGredients.  The construction of a new plant is estimated to take 18 to 24 months.  Royalties also remain constrained by use of tagatose as a flavor enhancer (instead of as the sole sweetener) and by the fact that most sales have been for use in beverages, which results in a lower royalty rate than food products.  Spherix has begun purchasing tagatose from Arla for use as Naturlose™ in selling for non-food uses by non-food product manufacturers, including use in toothpaste, mouthwash, cough syrup, and a fiber digestive aid, for which Spherix has developed prototypes.  Several product manufacturers have expressed interest and Spherix is seeking to license these products to such companies.

The BioSpherix Division’s emphasis is being directed toward clinical trials to promote the non-food benefits of Naturlose, with the major focus on Naturlose’s potential use for diabetics and its use as an anti-plaque efficacy.

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

Spherix is working with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose™.  The object is to obtain validation on human subjects of the Firm’s earlier laboratory tests that demonstrated Naturlose’s ability to prevent and destroy plaque formed by oral bacteria.  Plaque-caused diseases of the teeth and gums have recently been described in the press as a growing health problem.  If the tests are successful, the Company hopes to continue the work to obtain drug status under FDA regulations, and thereupon, enter Naturlose into that promising market.

On March 2, 2005, the SEC announced that the Commission had extended the compliance dates of Section 404 of the Sarbanes-Oxley act for non-accelerated filers.  Under the extension, non-accelerated filers, such as Spherix, will begin to comply with the internal control over financial reporting requirements for the first fiscal year ending on or after July 15, 2006.  The Company anticipates that the cost of implementing Section 404 over the next two years could be significant.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At March 31, 2005, the Company did not have any fixed-rate indebtedness and had approximately $1.7 million in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the March 31, 2005, variable rate debt and cash and cash equivalents available for investment, a one-percent change in interest rates would impact net interest income by approximately $4,000.

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

Limitations on the Effectiveness of Controls.  Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Periodic Evaluation and Conclusion.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon that evaluation, the Chief

Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no changes in internal controls during the latest quarter over financial reporting that materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Part II.  Other Information

Item 6.        Exhibits

(31)	Certification of Chief Executive Officer and Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer and Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(10.1)	Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for its May 2005 annual meeting, as filed with the Commission)
(10.2)	Incentive Compensation Plan

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	May 12, 2005	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Executive Officer, President,
and Chief Financial Officer