Form 10-Q
period 2005-06-30
SPHERIX INC
filed 2005-08-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2005
Common Stock, $0.005 par value	12,057,942 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended June 30, 2005

Spherix Incorporated

Part I.  Financial Information

Item 1.           Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$7,064,008	$6,761,361	$12,498,769	$11,813,995

Operating expense
Direct contract and operating costs	4,953,069	4,500,380	9,398,627	8,334,984
Selling, general and administrative expense	1,150,009	1,515,264	2,450,220	2,775,586
Research and development expense	72,229	53,088	170,523	101,612
Depreciation and amortization expense	663,500	518,344	1,336,675	966,570

Total operating expense	6,838,807	6,587,076	13,356,045	12,178,752

Income (loss) from operations	225,201	174,285	(857,276)	(364,757)

Interest income (expense), net	2,835	17,972	11,880	9,613

Income (loss) before taxes	228,036	192,257	(845,396)	(355,144)
Income tax expense	—	—	—	—

Net income (loss)	$228,036	$192,257	$(845,396)	$(355,144)

Net income (loss) per share, basic	$0.02	$0.02	$(0.07)	$(0.03)
Net income (loss) per share, diluted	$0.02	$0.02	$(0.07)	$(0.03)

Weighted average shares outstanding, basic	11,953,398	11,954,898	11,953,127	11,821,704
Weighted average shares outstanding, diluted	11,953,442	11,974,419	11,953,127	11,821,704

See accompanying notes to financial statements.

Spherix Incorporated

Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,902,007	$3,475,846
Restricted investments	2,000,000	2,700,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	3,059,233	1,742,699
Other receivables	104,815	140,314
Prepaid expenses and other assets	387,058	638,983
Total current assets	9,453,113	8,697,842

Property and equipment, net of accumulated depreciation of $5,977,745 and $5,172,785	4,832,350	5,517,279
Patents and other intangible assets, net of accumulated amortization of $327,656 and $247,374	948,545	1,028,828
Total assets	$15,234,008	$15,243,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,806,280	$1,966,784
Accounts payable and accrued expenses	2,209,318	1,493,683
Accrued salaries and benefits	1,240,017	969,046
Capital lease obligations	16,943	18,124
Deferred revenue	34,632	34,632
Total current liabilities	5,307,190	4,482,269

Capital lease obligations	19,133	27,456
Deferred compensation	125,959	125,959
Deferred rent	235,974	240,575
Total liabilities	5,688,256	4,876,259

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 12,033,836 and 12,031,395 issued and 11,953,398 and 11,950,957 shares outstanding at June 30, 2005 and December 31, 2004, respectively	60,169	60,157
Paid-in capital in excess of par value	23,186,362	23,162,916
Treasury stock, 80,438 shares at cost, at June 30, 2005 and December 31, 2004	(464,786)	(464,786)
Accumulated deficit	(13,235,993)	(12,390,597)
Total stockholders’ equity	9,545,752	10,367,690
Total liabilities and stockholders’ equity	$15,234,008	$15,243,949

See accompanying notes to financial statements.

Spherix Incorporated

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(845,396)	$(355,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,336,675	966,570
Provision for uncollectible accounts receivable	—	(5,000)
Loss on disposal of fixed assets	1,498	12,445
Stock-based compensation	15,525	15,525
Changes in assets and liabilities:
Trade accounts receivable	(1,316,534)	(1,976,498)
Other receivables	35,499	(86,234)
Prepaid expenses and other assets	251,925	(58,591)
Accounts payable and accrued expenses	718,420	596,156
Deferred rent	(4,601)	8,877
Deferred revenue	—	34,632
Net cash provided by (used in) operating activities	193,011	(847,262)

Cash flow from investing activities
Purchases of property and equipment	(622,746)	(1,721,691)
Restricted investments	700,000	—
Additions to patent and other intangible costs	—	(7,157)
Purchase of certain assets of Daksoft, Inc.	—	(700,000)
Net cash provided by (used in) investing activities	77,254	(2,428,848)

Cash flows from financing activities
Net change on bank line of credit	(160,504)	116,903
Net change in book overdraft	317,971	722,476
Payments on capital lease obligations	(9,504)	(9,075)
Proceeds from issuance of common stock	7,933	3,453,124
Cost of purchasing treasury stock	—	(36,534)
Cost of issuance of common stock	—	(5,321)
Net cash provided by financing activities	155,896	4,241,573

Net increase in cash and cash equivalents	426,161	965,463
Cash and cash equivalents, beginning of period	3,475,846	4,267,001
Cash and cash equivalents, end of period	$3,902,007	$5,232,464

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2005, the results of its operations for the three-month and six-month periods ended June 30, 2005 and 2004, and its cash flows for the six-month periods ended June 30, 2005 and 2004.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosures for the year ended December 31, 2004.

2.                                      Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding plus common shares outstanding that are assumed likely to be exercised.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 9,956 and 19,521 at June 30, 2005 and 2004, respectively.  Total options and warrants outstanding at June 30, 2005 and 2004, were 1,104,273 and 1,221,023, respectively.

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

4.                                      Treasury Stock Transactions

During 2004, the Company purchased 5,150 and 6,950 shares of its common stock at a total cost of $25,649 and $36,534 for the three months and six months ended June 30, 2004, respectively.  There was no treasury activity for the six months ended June 30, 2005.

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

6.                                      Standby Equity Distribution Agreement

The Company recognized that, as of June 30, 2005, it was $454,248 short of meeting NASDAQ’s National Market listing requirement of maintaining a minimum of $10,000,000 in shareholders’ equity.  NASDAQ has given the Company until September 1, 2005, to correct this situation.  Accordingly, on July 22, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”).  Under the SEDA, Spherix can require Cornell to purchase up to $4,000,000 of the Company’s common stock over a two-year period following the effective date of a registration covering the shares of our common stock to be sold to Cornell (a registration statement has been filed, but not yet declared effective).  The SEDA establishes what is sometimes termed an “equity line of credit” or an “equity draw-down facility.”  The $4,000,000 facility may be drawn down upon by us in installments, the maximum amount of each of which is limited to $350,000. For each share of common stock purchased under the SEDA, Cornell will pay 95% of the lowest volume weighted average price (“VWAP”) of our shares during the five trading days following our draw down notice to Cornell. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of our shares sold on that day.  We are also committed to pay to Cornell an amount equal to 5% of each purchase of our common stock made by Cornell under the SEDA.  Under the terms of the SEDA agreement, we are not obligated to draw down on the SEDA facility, but once we complete the registration of our common shares allocated to this facility and we satisfy normal conditions for this type of transaction, we have the right to require Cornell to purchase our common shares under the SEDA.  In connection with the SEDA, we have issued to Cornell 95,000 shares of our common stock and paid a due diligence fee of $5,000.  We also paid Yorkville Advisors Management, LLC, the investment manager for Cornell, a structuring fee of $15,000, and on each sale under the SEDA we will pay an additional structuring fee of $500.00.  Newbridge Securities Corporation acted as placement agent for the SEDA, and we paid that firm a fee of 5,000 shares of our common stock as compensation.  We also granted Newbridge Securities Corporation piggy-back registration rights covering these shares.  During the term of the SEDA, our Officers and Directors have agreed not to sell any of their shares of our common stock, except to the extent permitted under Rule 144.  The number of shares of our common stock issuable to Cornell under the SEDA is subject to a 9.99% cap on the beneficial ownership that Cornell and its affiliates may have at the time of each installment (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act).  Further, we may not issue more that 19.99% of our currently outstanding shares under the SEDA unless shareholder approval is received.

7.                                      Accounting for Stock-Based Compensation

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

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2005	2004	2005	2004

Net income (loss), as reported		$228,036	$192,257	$(845,396)	$(355,144)
Add: stock-based employee compensation expense included in reported net income (loss)		7,762	7,762	15,525	15,525
(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards, net of tax effects		(76,098)	(147,775)	(150,319)	(301,482)
Pro forma net income (loss)		$159,700	$52,244	$(980,190)	$(641,101)

Net loss per share - basic	As Reported	$0.02	$0.02	$(0.07)	$(0.03)
	Proforma	$0.01	$0.00	$(0.08)	$(0.05)
Net loss per share - diluted	As Reported	$0.02	$0.02	$(0.07)	$(0.03)
	Proforma	$0.01	$0.00	$(0.08)	$(0.05)

8.                                      New Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations and comprehensive loss.  We are required to adopt FAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See Note 1 to the 2004 consolidated financial statements for the pro forma net loss and net loss per share amounts, for years 2002 through 2004, as if we had used a fair-value based method similar to the methods required under FAS 123R to measure compensation expense for employee stock option awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements of FAS 123R and expect the adoption to have an adverse impact on our future statements of operations and comprehensive loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2004, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Form 10-Q.

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

BioSpherix engages in product development in the fields of health, medicine and environment.  Its principal current product is tagatose, a full-bulk, low-calorie sweetener.  The exclusive rights to manufacture tagatose and to sell it for use in foods and beverages have been licensed to a foreign entity, Arla Foods Ingredients amba (“Arla”).  Tagatose was first introduced in commercial products in 2003.  The Company’s royalty revenues to date have been minimal, and have been credited against Arla’s patent maintenance costs.  The royalties rates payable under the licensing agreement with Arla vary based on a complex matrix that is dependent on such factors as quantity, price and intended use.  The royalty rates under the original agreement with Arla contained rates payable during the patent term (referred to hereafter as “high-end royalties”) and lower rates payable after the patent term that continue for another five years after the last-to-expire patents.  The precise royalty rates have not been disclosed as they are proprietary and confidential.  As part of the fall 2003 settlement of the arbitration proceeding with its licensee, the parties agreed to extend the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.  Future royalties will depend on increased sales of this product by the licensee, which are outside of the control of the Company.

The Company retains the rights to the non-food use of tagatose, for which purposes the Company created the brand name “Naturlose™”.  Spherix is currently pursuing the development of such products.  They include toothpaste, mouthwash, cough syrup, fiber laxative, mint tablets, and prescription medical uses as an adjunct treatment for Type 2 diabetes, hyperglycemia, and increasing the shelf life of blood and medicinal proteins.  It has funded research in the latter uses at the Albert Einstein College of Medicine, and intends to continue this effort.  During 2005, the Company also outsourced clinical trials of its Naturlose mouthwash to the University of Maryland School of Dentistry.

InfoSpherix generates substantially all of the Company’s continuing revenue.  In 2005 and 2004, InfoSpherix generated nearly all of its revenue from government customers.  The Company has developed a niche in providing campground and other reservation services via its ReserveWorld business line.  During 2004, the Company won renewal of its State of Maryland contracts, won a contract with the Federal Retirement Thrift Investment Board (“FRTIB”), added two additional state governments as ReserveWorld customers and purchased six additional state and county government reservation contracts.  The Pennsylvania Department of Conservation and Natural Resources recently awarded Spherix a five-year contract worth approximately $8 million to operate a central reservation system for that state’s parks.  Spherix also recently filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (NRRS) contract to ReserveAmerica, a Ticketmaster subsidiary.  The NRRS will provide reservation services for all Federal lands, including the National Park sites currently serviced by Spherix under its ongoing National Park Reservation Service (NPRS) contract with the Department of Interior.  The current NPRS contract ends September 30, 2005, if not further extended, but the Company believes that, should it lose its protest, the transition period to the new contractor will take a number of months past that date.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Revenue

Revenue for the three and six months ended June 30, 2005, increased $303,000 (4%) and $685,000 (6%) in relation to the same periods in 2004.  The increase is due to the growth in the Company’s government contact center business.

Direct Contract and Operating Costs

Direct contract and operating costs increased by $453,000 (10%) and $1.1 million (13%) for the three and six months ended June 30, 2005, in relation to the same periods in 2004.  In comparison, revenue increased 4% and 6%, respectively, as noted above.  The change in gross margin is related to the lower contribution margin on the new Maryland contract (see “InfoSpherix” below).  The Company’s direct contract and operating costs consist primarily of labor and fringe costs for contact center personnel, telephone and computer related costs, and related facilities costs.”

Selling, General and Administrative

Selling, general and administrative expense decreased $365,000 (24%) and $325,000 (12%) for the three months and six months ended June 30, 2005, in relation to the same periods in 2004.  The decrease in costs is related to a decrease in InfoSpherix’s marketing staff.  The Company’s selling, general and administrative expenses consist primarily of executive management salaries and fringes, sales and marketing costs, finance and accounting, and human resources, as well as costs related to being a public company.

Research and Development

Research and development expenses increased $19,000 (36%) and $69,000 (68%) for the three months and six months ended June 30, 2005, in relation to the same periods in 2004.  In 2004, the BioSpherix Division began a program of outsourcing development of its patented drug uses of Naturlose.  A research project was funded at the Albert Einstein College of Medicine to follow up on that institution’s discovery that Naturlose may lengthen shelf life of stored blood fractions and medicinal proteins.  In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  Contrary to earlier laboratory findings by Spherix, however, a human study at the University of Maryland School of Dentistry did not show anti-plaque activity.  Conditions in the mouth may have prevented the desired effect, according to the University researchers.  Spherix is currently following up on corrective suggestions made by the University, and may conduct new human trials if results warrant.

Depreciation

Depreciation expense increased $145,000 (28%) and $370,000 (38%) for the three months and six months ended June 30, 2005.  Depreciation expense increased partly as a result of significant asset additions primarily related to the relocation of the InfoSpherix operations in Cumberland, Maryland, to a larger facility and purchases related to the new projects noted above.  In addition, amortization of $35,000 and $70,000, respectively, was recorded during 2005 related to contract rights purchased from Daksoft, Inc. on March 1, 2004.

InfoSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$7,061,000	$6,731,000	$12,479,000	$11,782,000
Operating expense	6,579,000	6,318,000	12,727,000	11,631,000
Operating income (loss)	$482,000	$413,000	$(248,000)	$151,000

InfoSpherix revenue increased $330,000 (5%) and $697,000 (6%) for the three and six months ended June 30, 2005, resulting in an increase in operating income of $69,000 for the three-month period and a decrease of $399,000 for the six-month period, respectively.  Revenue from government contracts increased by $328,000 (5%) and $785,000 (7%) and revenue from commercial contracts increased by $2,000 (9%) and decreased by $88,000 (67%) for the three and six months ended June 30, 2005, in relation to the same periods of 2004.

In 2004, the Company won the re-procurement of the Maryland information center contracts, which the company has operated since 1998.  The combined Maryland contracts contributed 22% to the Company’s revenues in 2004.  The new contract started on November 1, 2004, and is subject to a more competitive pricing structure, which was necessary to win the recompete.  While Spherix was not the lowest bidder, the Company’s higher technical scoring resulted in the Company achieving an overall higher score than the competition.  Management is uncertain as to the long-term financial impact the price reduction will have over the course of the contract and believes that the lower rates may encourage the state to outsource more of its call center needs to Spherix under this contract.  The previous contract initially operated at a loss during its first year and had matured to a respectable contribution margin by the time the contract ended in late 2004.  This increase was gained through the continued outsourcing of more of the state’s call center needs to Spherix under the contract.  The new contract, which was bid at a 20% lower contribution rate, is the principal cause for the decrease in operating income between years.  The company hopes to increase the contribution margin over the next five years through continued expansion of service to the state and through cost reductions and other efficiency gains and is working to increase the amount of business performed under this contract as well as other contracts.

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

In July, the Pennsylvania Department of Conservation and Natural Resources awarded Spherix a five-year contract worth approximately $8 million to operate a central reservation system for that state’s parks.

Revenues from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

Spherix recently filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (NRRS) contract to ReserveAmerica, a Ticketmaster subsidiary.  The NRRS will provide reservation services for all Federal recreation facilities, including the National Park sites currently serviced by Spherix under its ongoing National Park Reservation Service (NPRS) contract with the Department of Interior.  The current NPRS contract continues through September 30, 2005, however management believes that it is likely to be further extended beyond this date.  See “Trends and Outlooks.”

BioSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$1,000	$30,000	$19,000	$32,000
Operating expense	258,000	269,000	628,000	548,000
Operating loss	$(257,000)	$(239,000)	$(609,000)	$(516,000)

BioSpherix revenue decreased $29,000 (97%) and $13,000 (41%) for the three and six months ended June 30, 2005, in relation to the same periods in 2004, as a result of the Company’s decision to discontinue marketing and sales efforts related to its Safe-for-humans pesticide, “FlyCracker.”  Operating expense decreased $11,000 and increased $80,000 for the three and six months ended June 30, 2005, respectively.  The increase in operating expenses between years is directly related to the research and development activity noted above and to the additional operating costs of the new facility in Annapolis, Maryland.

Liquidity and Capital Resources

Working capital as of June 30, 2005 was $4.2 million, which was consistent with the working capital at December 31, 2004.

The Company renewed its Loan Agreement (the “Agreement”) with Bank of America (the “Bank”) on June 30, 2005, which provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.8 million at June 30, 2005, and are collateralized by a restricted $2 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR fixed rate, which was 5.11% at June 30, 2005.  The total amount available for further advance to the Company was $194,000 under the Agreement at June 30, 2005.  As part of the Company’s steps to create a wholly-owned subsidiary (“InfoSpherix Incorporated”), the Company intends to enter into a separate loan agreement for the subsidiary, which will be collateralized by its accounts receivables.  Management considers the creation of such a line of credit for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations, and is uncertain as to whether it will continue to need the existing line of credit for the parent company, Spherix, beyond December 31, 2005.  As such, the Company has negotiated for its current loan agreement to continue only through December 31, 2005, and will decide whether to seek a renewal of the current loan agreement at that time.

Cash flow for the six months ended June 30, 2005, reflects a net cash inflow of $426,000, consisting of $193,000 provided by operating activities, $77,000 provided by investing activities, and $156,000 provided by financing activities.  Cash flow used in operating activities in 2005 improved $1.0 million from that of the prior year.  Cash flow from operating activity is largely affected by the timing of collections on accounts receivable, and the management of accounts payable.  In 2004, the Company invested significantly in several areas including software development and enhancements for new contracts that the Company had won, new technology and leasehold improvements primarily related to the new Cumberland facility, and in the purchase of the Daksoft ReserveIt contracts and assets.  The

Company’s 2005 investing demands were in comparison significantly less, plus the Company received a release of the $700,000 that was previously restricted as collateral on a performance bond.  These changes between years resulted in a decrease in investing activity of $2.5 million.  Cash flow from financing activities decreased $4.1 million between years.  In the first quarter of 2004, $3.5 million was received through the issuance of common stock primarily through the exercise of warrants; there were no new issuances of stock in the same period of 2005.

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

On July 22, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”).  Under the SEDA, Spherix can require Cornell to purchase up to $4,000,000 of the Company’s common stock over a two-year period following the effective date of a registration covering the shares of our common stock to be sold to Cornell.  The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility.  The $4,000,000 facility may be drawn down upon by us in installments, the maximum amount of each of which is limited to $350,000.  The equity line of credit can be used as needed by the Company for product development in its InfoSpherix and BioSpherix Divisions over the next two years.  The Company has filed a registration statement for the shares of common stock, which may be issued under the SEDA, but it has not yet been declared effective.  Accordingly, the Company may not yet sell any shares of its common stock under the SEDA.

No dividends were paid in 2004 and none are anticipated in 2005.

Trends and Outlooks

The InfoSpherix Division was successful in increasing its sales backlog between December 31, 2003 and 2004, to a record level of $61 million.  The extension of the National Park Service contract through September 2005 accounted for $3.6 million of the increase in the sales backlog; the rest of the increase was from the award of new government contracts and the purchase of the reservation contracts from Daksoft.  In addition, the Company recently won a five-year Pennsylvania State Park reservation contract worth approximately $8 million.  Future InfoSpherix performance will depend in large part on winning new state and Federal contracts, and continued expansion of the ReserveWorld business into other states and localities.  The Company’s contract with the State of Michigan ends December 12, 2005, and the Company has submitted a proposal for the renewal of its contract.  In 2004, the Michigan contract accounted for 13% of the Company’s revenue.  In 2004, the Company won the re-procurement of the Maryland information center contracts, which the company has operated since 1998.  The combined Maryland contracts contributed 22% to the Company’s revenues in 2004.  The new contract started on November 1, 2004, and is subject to a more competitive pricing structure, which was necessary to win the recompete.  Spherix was not the lowest bidder, but the Company’s higher technical scoring resulted in the Company achieving an overall higher score than the competition.  Management is uncertain as to the long-term financial impact the price reduction will have and believes that the lower rates may encourage the state to outsource more of its call center needs to Spherix under this contract.  The previous contract initially operated at a loss during its first year and had matured to a respectable contribution margin by the time the contract ended in late 2004.  This increase was gained through the continued outsourcing of more of the state’s call center needs to Spherix under the contract.  The new contract was bid at a 20% lower contribution rate, but the Company hopes to also increase the contribution margin over the next five years through continued expansion of service to the state and through cost reductions and other efficiency gains.  Spherix is working to increase the amount of business performed under this contract as well as other contracts.  The Company has also submitted proposals on several government contracts, some of which, if won, could benefit 2005.

In December 2002, the National Park Service (“NPS”) cancelled the re-procurement for the National Park Reservation System for which the Company had submitted its bid.  The Company has operated this program for seven years; revenue recognized was $3.9 million for the year ended December 31, 2004, or 17% of total revenues for the year.  NPS informed the Company that the U.S. Office of Management and Budget had ordered NPS to non-competitively bundle this program with the U.S. Forest Service’s National Recreation and Reservation System contract (“NRRS”).  The Company believed this action to be contrary to Federal procurement regulations.  On June 26, 2003, the Court of Federal Claims notified the Company that the Government decided not to sole source the National Park Service

Reservation System to the competition.  Instead, a competitive procurement was issued in the spring of 2004 for the combined NPS and NRRS.  In August 2004, this procurement was awarded to ReserveAmerica, a Ticketmaster subsidiary.  Spherix protested this award and in December 2004, the Government Accountability Office sustained our protest, citing numerous flaws in the agency’s handling of the procurement.  The procurement was subsequently reopened and on July 17, 2005, after another round of proposal submissions, the U.S. Department of Agriculture (“USDA”) again awarded the contract to ReserveAmerica, even though Spherix’s proposal was considerably less costly.   Spherix has filed an official protest of the USDA award of the NRRS contract.  Meanwhile, the Company’s NPS contract has been formally extended through September 2005, and management believes that it is likely to be further extended beyond this date.

Tagatose, Spherix’s low-calorie, full-bulk sweetener licensed to Arla Foods Ingredients, was first introduced in commercial products in 2003.  On April 29, 2004, New Zealand and Australia approved tagatose for use in those countries, free of any per capita use limitations.  In June 2004, JECFA (the Joint FAO/WHO Expert Committee on Food Additives) removed its former limit on the daily consumption of tagatose, and imposed no new limit.  The new announcement could lead to expanded permitted uses of tagatose as a food additive throughout the international community.  Expanded use and sales, however, will depend on creating greater market interest and will also depend on the construction of a new and larger tagatose plant by Arla Foods Ingredients or its joint venture, SweetGredients.  No decision has yet been announced by Arla or SweetGredients.  The construction of a new plant is estimated to take 18 to 24 months.  Royalties also remain constrained by use of tagatose as a flavor enhancer (instead of as the sole sweetener) and by the fact that most sales have been for use in beverages, which results in a lower royalty rate than food products.  Spherix has purchased limited quantities of tagatose from Arla for use as Naturlose™ in selling for non-food uses by such product manufacturers, including uses in toothpaste, mouthwash, cough syrup, and a fiber digestive aid, for which Spherix has developed prototypes.  We are exploring licensing opportunities for BioSpherix prototypes with some oral care manufacturers.

The BioSpherix Division’s emphasis is being directed toward clinical trials to promote the non-food benefits of Naturlose, with the focus on Naturlose’s potential use for diabetics, providing increased shelf life for blood, blood products and other medicinal proteins, and for its use as an anti-plaque agent.

The Company is supporting work at the Albert Einstein College of Medicine (“AECOM”) to study the possible use of Naturlose in extending shelf life of blood and blood products.  Preliminary testing suggests that the use of Naturlose can increase the shelf life of stored hemoglobin and platelets.  Spherix will retain certain business rights to any commercial products developed under the joint effort.  AECOM has long been a research leader in blood products, including efforts to develop artificial blood.  Because of the critical shortage of blood, increased shelf life for this important health product is a high medical priority.

Spherix, in working with the University of Maryland School of Dentistry, conducted human clinical trials on the oral anti-plaque efficacy of Naturlose.  Contrary to earlier laboratory findings by Spherix, this study did not show anti-plaque activity.  Conditions in the mouth may have prevented the desired effect, according to the University researchers.  Spherix is currently following up on corrective suggestions made by the University, and may conduct new human trials if results warrant.  More recently, Spherix demonstrated Naturlose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.

On June 8, 2005, the shareholders passed the proposal to incorporate InfoSpherix as a wholly-owned subsidiary of Spherix.  Management expects to complete the transfer of the InfoSpherix Division to the new subsidiary by year’s end.

On June 8, 2005, the NASDAQ National Market advised the Company that it was considering delisting the Company’s common stock from the National Market System since the Company’s stockholders’ equity had decreased below the $10 million minimum requirement.  The Company has submitted a compliance plan, which has been accepted by NASDAQ.  The plan calls for the Company to sell additional common stock by September 1, 2005, to achieve compliance with the $10 million requirement.  The Company entered into the SEDA with a view to selling additional shares of common stock thereunder to achieve compliance with the $10 million requirement by September 1, 2005.  The compliance plan further provides that if the SEDA registration statement is not declared effective in time for the Company to sell shares of its common stock to satisfy the $10 million requirement by September 1, the Company may sell shares of its common stock in another private placement transaction on or before September 1, 2005 to satisfy the

$10 million requirement.  The Securities and Exchange Commission has indicated that it will provide a full review of the SEDA registration statement.  Thus, it is unlikely that this registration statement will be declared effective in time for the Company to sell sufficient shares of its common stock to meet the $10 million standard by September 1, 2005.  Accordingly, the Company will explore a separate private placement transaction to generate additional stockholders’ equity.  In the event the Company is unable to satisfy the $10 million requirement by September 1, 2005, the NASDAQ staff will likely issue a delisting letter, which may be appealed by the Company.  It is expected that during the appeal process the SEDA registration statement will become effective, thereby allowing the Company to sell shares of its common stock to generate sufficient stockholders’ equity to reach the $10 million requirement.  If unsuccessful in these efforts, the Company will apply to register its shares of common stock on the NASDAQ Small Cap.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At June 30, 2005, the Company did not have any fixed-rate indebtedness and had approximately $1.8 million in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short-term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the June 30, 2005, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $10,000.

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

Periodic Evaluation and Conclusion.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no changes in internal controls during the latest quarter over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II.  Other Information

Item 2.           Changes in Securities and Use of Proceeds

(e)                                  The Company has a share repurchase program in place that initially authorized the purchase of up to $1,000,000 of the Company’s shares in the open market.  To date, only $160,000 of the Company’s shares have been repurchased.  There was no repurchase activity during the second quarter of 2005.

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 12, 2005 (and concluded on June 8, 2005, following an adjournment at the May 12, 2005 meeting), where the following actions were taken:

(1)                      Douglas T. Brown, A. Paul Cox, Jr., George C. Creel, Gilbert V. Levin, M. Karen Levin, Richard C. Levin, and Robert J. Vander Zanden were elected as Directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

	Shares	Shares	Shares
Name	Voted For	Voted Against	Voted Abstained
Douglas T. Brown	10,654,807	621,760	0
A. Paul Cox, Jr.	10,726,658	549,909	0
George C. Creel	10,722,258	554,309	0
Gilbert V. Levin	10,341,779	934,788	0
M. Karen Levin	10,252,618	1,023,949	0
Richard C. Levin	10,733,023	543,544	0
Robert J. Vander Zanden	10,727,458	549,109	0

(2)                      The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2005, was ratified, with 11,075,230 shares voted in favor, 81,327 shares voted against, and 120,010 shares abstaining.

(3)                      The proposal to amend and restate the 1997 stock option plan was ratified, with 4,961,989 shares voted in favor, 877,641 shares voted against, and 94,725 shares abstaining.  This item is considered a “non-routine” item, meaning shares held in the street name cannot be voted by the broker without authorization of the record holder, resulting in 5,342,212 broker non-votes.  This item received the necessary majority of the votes cast in favor of the proposal.

(4)                      The Stockholders approved the proposal to establish InfoSpherix as a wholly-owned subsidiary of Spherix with 6,014,389 shares voted in favor, 515,033 shares voted against, 80,580 shares abstaining, and 4,701,809 broker non-votes.  This item received the affirmative votes of the necessary majority of the holders of all of the issued and outstanding shares of our common stock.

Item 6.           Exhibits and Reports on Form 8-K

(a)                      Exhibits

(10.1)	Standby Equity Distribution Agreement dated July 22, 2005 (incorporated by reference to Form 8-K filed July 25, 2005)
(10.2)	Escrow Agreement relating to Standby Equity Distribution Agreement dated July 22, 2005 (incorporated by reference to Form 8-K filed July 25, 2005)
(10.3)	Placement Agent Agreement relating to Standby Equity Distribution Agreement dated July 22, 2005 (incorporated by reference to Form 8-K filed July 25, 2005)
(10.4)	Registration Rights Agreement relating to Standby Equity Distribution Agreement dated July 22, 2005 (incorporated by reference to Form 8-K filed July 25, 2005)
(31)	Certification of Chief Executive Officer and Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer and Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                     On May 12, 2005, the Company filed a report on Form 8-K dated May 12, 2005, pursuant to Item 1.01 thereof, to report that the Board of Directors of Registrant adopted the Spherix Incorporated Incentive Compensation Plan.

(c)                      On May 13, 2005, the Company filed a report on Form 8-K dated May 13, 2005, pursuant to Item 2.02 thereof, to report that the Registrant issued a press release regarding its financial results for the first quarter ended March 31, 2005.

(d)                     On May 24, 2005, the Company filed a report on Form 8-K dated May 24, 2005, pursuant to Item 3.01 thereof, to report that Spherix received a letter from the NASDAQ Stock Market advising the Company that it did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on the NASDAQ National Market as set forth in Marketplace Rule 4450(a)(3).

(e)                      On June 8, 2005, the Company filed a report on Form 8-K dated June 8, 2005, pursuant to Item 1.01 thereof, to report that Spherix’s Annual Shareholders Meeting, which commenced on May 12, 2005, and was adjourned until June 8, 2005, reconvened and approved the proposal to establish InfoSpherix as a wholly-owned subsidiary of Spherix.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	August 10, 2005	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Executive Officer, President, and Chief Financial Officer