Form 10-Q
period 2005-09-30
SPHERIX INC
filed 2005-11-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005
Common Stock $0.005 par value	12,095,117

Spherix Incorporated

Form 10-Q

For the Quarter Ended September 30, 2005

Part I.  Financial Information

Item 1.           Financial Statements

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$6,705,302	$7,091,235	$19,204,071	$18,905,230

Operating expense
Direct contract and operating costs	4,535,453	4,894,780	13,934,080	13,229,763
Selling, general and administrative expense	1,216,852	1,203,575	3,667,072	3,979,161
Research and development expense	41,283	37,509	211,806	139,121
Depreciation and amortization expense	622,940	654,939	1,959,615	1,621,510

Total operating expense	6,416,528	6,790,803	19,772,573	18,969,555

Income (loss) from operations	288,774	300,432	(568,502)	(64,325)

Interest (expense) income, net	(3,836)	(6,810)	8,044	2,803

Income (loss) before taxes	284,938	293,622	(560,458)	(61,522)
Income tax expense	—	—	—	—

Net income (loss)	$284,938	$293,622	$(560,458)	$(61,522)

Net income (loss) per share, basic	$0.02	$0.02	$(0.05)	$(0.01)
Net income (loss) per share, diluted	$0.02	$0.02	$(0.05)	$(0.01)

Weighted average shares outstanding, basic	12,032,740	11,962,658	11,979,665	11,869,184
Weighted average shares outstanding, diluted	12,032,740	11,967,783	11,979,665	11,869,184

See accompanying notes to financial statements.

Balance Sheets

	Sept. 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$3,894,696	$3,475,846
Restricted investments	2,000,000	2,700,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	2,520,940	1,742,699
Other receivables	22,938	140,314
Prepaid expenses and other assets	728,134	638,983
Total current assets	9,166,708	8,697,842

Property and equipment, net of accumulated depreciation of $6,560,476 and $5,172,785	4,437,208	5,517,279
Patents and other intangible assets, net of accumulated amortization of $367,867 and $247,374	908,335	1,028,828
Total assets	$14,512,251	$15,243,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,795,858	$1,966,784
Accounts payable and accrued expenses	1,171,766	1,493,683
Accrued salaries and benefits	1,146,498	969,046
Capital lease obligations	16,352	18,124
Deferred revenue	—	34,632
Total current liabilities	4,130,474	4,482,269

Capital lease obligations	14,971	27,456
Deferred compensation	125,959	125,959
Deferred rent	202,395	240,575
Total liabilities	4,473,799	4,876,259

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 12,138,380 and 12,031,395 issued, 12,057,942 and 11,950,957 shares outstanding at September 30, 2005, and December 31, 2004, respectively	60,669	60,157
Paid-in capital in excess of par value	23,393,624	23,162,916
Treasury stock, 80,438 shares at cost, at September 30, 2005 and December 31, 2004	(464,786)	(464,786)
Accumulated deficit	(12,951,055)	(12,390,597)
Total stockholders’ equity	10,038,452	10,367,690
Total liabilities and stockholders’ equity	$14,512,251	$15,243,949

See accompanying notes to financial statements.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(560,458)	$(61,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,959,615	1,621,510
Provision for uncollected accounts receivable	—	(5,000)
Loss on disposal of assets	1,499	60,526
Stock-based compensation	23,288	23,288
Changes in assets and liabilities:
Trade accounts receivable	(778,241)	(1,538,674)
Other receivables	117,376	(1,598)
Prepaid expenses and other assets	118,781	95,055
Accounts payable and accrued expenses	(356,843)	(371,285)
Deferred rent	(38,180)	12,410
Deferred revenue	(34,632)	34,632
Net cash provided by (used in) operating activities	452,205	(130,658)

Cash flow from investing activities
Purchases of property and equipment	(813,643)	(2,772,089)
Restricted investments	700,000	—
Additions to patent costs and other intangible assets	—	(20,086)
Purchase of certain assets of Daksoft, Inc.	—	(700,000)
Net cash used in investing activities	(113,643)	(3,492,175)

Cash flow from financing activities
Net change in bank line of credit	(170,926)	157,329
Net change in book overdraft	265,471	212,846
Payments on capital lease obligations	(14,257)	(13,403)
Proceeds from issuance of common stock	—	3,460,871
Cost of purchasing treasury stock	—	(36,534)
Cost of issuance of common stock	—	(5,321)
Net cash provided by financing activities	80,288	3,775,788

Net increase in cash and cash equivalents	418,850	152,955
Cash and cash equivalents, beginning of period	3,475,846	4,267,001
Cash and cash equivalents, end of period	$3,894,696	$4,419,956

See accompanying notes to financial statements.

Notes to Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying interim financial statements of Spherix Incorporated (the “Company”) are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2005, the results of its operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and its cash flows for the nine-month periods ended September 30, 2005 and 2004.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2004.

2.             Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 0 and 706 for the three and nine months ended September 30, 2005, and 5,125 and 18,521 for the three and nine months ended at September 30, 2004, respectively.  Total options and warrants outstanding at September 30, 2005 and 2004, were 1,102,273 and 1,278,223, respectively.

3.                                      Intangible Assets

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares of the Company’s common stock (subject to certain restrictions), then trading at $6.70 per share.  The Company assessed the value of the purchased contracts to be $976,000 and is recording approximately $139,000 in amortization expense annually over the beneficial life of the contracts, which management has estimated to be seven years.

4.                          Treasury Stock Transactions

During the nine months ended September 30, 2004, the Company purchased 6,950 shares of its common stock at a total cost of $36,534.  There was no treasury activity for the nine months ended September 30, 2005.

5.                                      Stockholders Equity

On February 18, 2004, warrants for 500,000 shares of common stock were exercised at $6.91 per share, compared to the then current market price of $6.76 per share, by an institutional investor, and the expiration date of the remaining 585,973 warrants was extended until February 25, 2008, at an exercise price of $7.00 per share of common stock.

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

6.                                      Standby Equity Distribution Agreement

The Company recognized that, as of June 30, 2005, it was approximately $454,000 short of meeting NASDAQ’s National Market listing requirement of maintaining a minimum of $10,000,000 in shareholders’ equity.  NASDAQ gave the Company until September 1, 2005, to correct this situation, which the Company achieved through its third quarter results.  However, in anticipation of incurring losses due to seasonal fluctuations in the InfoSpherix business segment that occurs in the first and fourth quarters of the year, the Company, on July 22, 2005, entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”).  Under the SEDA, Spherix can require Cornell to purchase up to $4,000,000 of the Company’s common stock over a two-year period following the effective date, October 12, 2005, of the registration covering the shares of our common stock to be sold to Cornell.  The SEDA establishes what is sometimes termed an “equity line of credit” or an “equity draw-down facility.”  The $4,000,000 facility may be drawn down upon by us in installments, the maximum amount of each of which is limited to $350,000. For each share of common stock purchased under the SEDA, Cornell will pay 95% of the lowest volume weighted average price (“VWAP”) of our shares during the five trading days following our draw down notice to Cornell. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of our shares sold on that day.  We are also committed to pay to Cornell an amount equal to 5% of each purchase of our common stock made by Cornell under the SEDA.  Under the terms of the SEDA agreement, we are not obligated to draw down on the SEDA facility, but once we satisfy normal conditions for this type of transaction, we have the right to require Cornell to purchase our common shares under the SEDA.  In connection with the SEDA, we have issued to Cornell 95,000 shares of our common stock and paid a due diligence fee of $5,000.  We also paid Yorkville Advisors Management, LLC, the investment manager for Cornell, a structuring fee of $15,000, and on each sale under the SEDA we will pay an additional structuring fee of $500.  Newbridge Securities Corporation acted as placement agent for the SEDA, and we paid that firm a fee of 5,000 shares of our common stock as compensation.  We also granted Newbridge Securities Corporation piggy-back registration rights covering these shares.  Registration of our common shares allocated to this facility was completed in October 2005.  During the term of the SEDA, our Officers and Directors have agreed not to sell any of their shares of our common stock, except to the extent permitted under Rule 144.  The number of shares of our common stock issuable to Cornell under the SEDA is subject to a 9.99% cap on the beneficial ownership that Cornell and its affiliates may have at the time of each installment (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act).  Further, we may not issue more than 19.99% of our currently outstanding shares under the SEDA unless shareholder approval is received.  Subsequent to the end of the third quarter, we have begun to sell shares of our common stock to Cornell pursuant to the SEDA.

7.                                      Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $23,000 of compensation expense realized in the first nine months of 2005 and 2004 as a result of issuing certain option grants at below market in 2002.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the pro-forma net income (loss) and net income (loss) per share resulting from applying SFAS 123.

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2005	2004	2005	2004

Net income (loss), as reported		$284,938	$293,622	$(560,458)	$(61,522)
Add: stock-based employee compensation expense included in reported net income (loss)		7,763	7,763	23,288	23,288
(Deduct) add: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax effects		(69,640)	(144,658)	(219,959)	(451,578)
Pro forma net income (loss)		$223,061	$156,727	$(757,129)	$(489,812)

Net income (loss) per share - basic	As Reported	$0.02	$0.02	$(0.05)	$(0.01)
	Proforma	$0.02	$0.01	$(0.07)	$(0.04)
Net income (loss) per share - diluted	As Reported	$0.02	$0.02	$(0.05)	$(0.01)
	Proforma	$0.02	$0.01	$(0.07)	$(0.04)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2004, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2005, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

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

The Company retains the rights to the non-food use of tagatose, for which purposes the Company created the brand name “Naturlose™”.  Spherix is currently pursuing the development of such products.  They include toothpaste, mouthwash, cough syrup, fiber laxative, oral care and OTC pressed tablets, and prescription medical uses as an adjunct treatment for Type 2 diabetes, hyperglycemia, and increasing the shelf life of blood and medicinal proteins.  The Company has funded research in the latter uses at the Albert Einstein College of Medicine, and intends to continue this effort.  During 2005, the Company also outsourced clinical trials of its Naturlose mouthwash to the University of Maryland School of Dentistry.

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

In July 2005, Spherix filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (NRRS) contract to ReserveAmerica, a TicketMaster subsidiary.  The NRRS will provide reservation services for all Federal lands, including the National Park sites currently serviced by Spherix under its ongoing National Park Reservation Service (NPRS) contract with the Department of Interior.  On October 20, 2005, the Government Accountability Office (“GAO”) sustained Spherix’s challenge to the USDA Forest Service award and recommended that the Department of Agriculture reopen the competition and make a new award decision.  This is the second time that GAO has found the Forest Service’s attempt to award the NRRS contract to ReserveAmerica to be flawed.  A significant portion of the Company’s related legal costs will be reimbursed by the Government.  The current NPRS contract ends December 31, 2005, but the Company believes that it will likely be further extended.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Revenue

Revenue decreased $386,000 (5%) and increased $299,000 (2%) for the three and nine months ended September 30, 2005, respectively, in comparison to the same periods of 2004.  Contracts such as Georgia, which started in March 2004, and the Federal Retirement Thrift Investment Board, which started in May 2004, contributed to the increase in revenue between years.  The decrease in revenue for the quarter is related to the new State of Maryland contract (which contains lower rates than the prior such contract) and to a temporary funding reduction on one of the Federal contracts through September 30, 2005.  The Company’s anticipated increase in revenue from its reservation contracts was significantly hurt by hurricanes and the concurrent rise in gasoline prices, which resulted in a general decrease in ticket reservations between years.

Direct Contract and Operating Costs

Direct contract and operating costs decreased by $359,000 (7%) and increased $704,000 (5%) for the three and nine months ended September 30, 2005, in relation to the same periods in 2004 and are related to the changes in revenue noted above.  Expenses in the third quarter also included approximately $200,000 in legal costs related to the NRRS protest noted above.  Most of these costs will be reimbursed to the Company.

Selling, General and Administrative

Selling, general and administrative expenses were consistent with those of the prior year.

Research and Development

Research and development expenses increased $4,000 (10%) and $73,000 (52%) for the three months and nine months ended September 30, 2005, in relation to the same periods in 2004.  In 2004, the BioSpherix Division began a program of outsourcing development of its patented drug uses of Naturlose.  A research project was funded at the Albert Einstein College of Medicine to follow up on that institution’s discovery that Naturlose may lengthen shelf life of stored blood fractions and medicinal proteins.  In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  Contrary to earlier laboratory findings by Spherix, however, a human study at the University of Maryland School of Dentistry did not show anti-plaque activity.  Conditions in the mouth may have prevented the desired effect, according to the University researchers.  Spherix is currently following up on corrective suggestions made by the University, and may conduct new human trials if results warrant.

Depreciation and Amortization

Depreciation and amortization expense decreased $32,000 (5%) and increased $338,000 (21%) for the three months and nine months ended September 30, 2005, in relation to the same periods in 2004.  Depreciation expense increased during the first half of the year partly as a result of significant asset additions primarily related to the relocation of the InfoSpherix operations to a larger facility in Cumberland, Maryland, and purchases related to the new projects noted above.  In addition, amortization of $35,000 and $70,000, respectively, was recorded during 2005 related to contract rights purchased from Daksoft, Inc. on March 1, 2004.  These increases however, are now being off-set by a reduction in depreciation expense as the capital costs related to a number of our older ReserveWorld contracts have become fully depreciated.

InfoSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Revenue	$6,705,000	$7,028,000	$19,184,000	$18,810,000
Operating expense	6,226,000	6,756,000	18,953,000	18,387,000
Operating income	$479,000	$272,000	$231,000	$423,000

InfoSpherix revenue decreased $323,000 (5%) and increased $374,000 (2%) for the three and nine months ended September 30, 2005, resulting in operating income of $479,000 and $231,000, respectively.  As noted above contracts such as Georgia, which started in March 2004, and the Federal Retirement Thrift Investment Board, which started in May 2004, contributed to the increase in revenue between nine-month periods.  The decrease in revenue for the quarter is related to the new State of Maryland contract and to a temporary funding reduction on one of the Federal contracts through September 30, 2005.  The Company’s anticipated increase in revenue from its reservation contracts was significantly hurt by hurricanes and the concurrent rise in gasoline prices, which resulted in a general decrease in ticket reservations between years.

In 2004, the Company won the re-procurement of the Maryland information center contracts, which the company has operated since 1998.  The combined Maryland contracts contributed 22% to the Company’s revenues in 2004.  The new contract started on November 1, 2004, and is subject to a more competitive pricing structure, which was necessary to win the recompete.  While Spherix was not the lowest bidder, the Company’s higher technical scoring resulted in the Company achieving an overall higher score than the competition.  Management is uncertain as to the long-term financial impact the price reduction will have over the course of the contract and believes that the lower rates may encourage the state to outsource more of its call center needs to Spherix under this contract.  The previous contract initially operated at a loss during its first year and had matured to a respectable contribution margin by the time the contract ended in late 2004.  This increase was gained through the continued outsourcing of more of the state’s call center needs to Spherix under the contract.  The new contract, which was bid at a lower contribution margin, is the principal cause for the decrease in operating income between years.  The Company hopes to increase the contribution margin over the next four years through continued expansion of services to the state and through cost reductions and other efficiency gains.  The Company is working to increase the amount of business performed under this contract as well as other contracts.  Starting October 1, 2005, as part of the cost reduction efforts, the Maryland contract will operate out of the Company’s Cumberland office instead of the Beltsville office.

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

Spherix was notified on October 28, 2005, that we were the selected offeror on the Michigan rebid contingent upon the passing of the required protest period and approval by the State Administrative Board.

In July 2005, the Pennsylvania Department of Conservation and Natural Resources awarded Spherix a five-year contract worth approximately $8 million to operate a central reservation system for that state’s parks.  Revenue under this contract will begin in 2006 and the Company will incur some start-up costs in 2005.

Revenues from government reservation contracts are historically greater in the spring and summer when vacation planning is more prevalent.

In July 2005, Spherix filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (NRRS) contract to ReserveAmerica, a TicketMaster subsidiary.  The NRRS will provide reservation services for all Federal recreation facilities, including the National Park sites currently serviced by Spherix under its ongoing National Park Reservation Service (NPRS) contract with the Department of Interior.  On October 20, 2005, the Government Accountability Office (“GAO”) sustained Spherix’s challenge to the USDA Forest Service award and recommended that the Department of Agriculture reopen the competition and make a new award decision.  This is the second time that GAO has found the Forest Service’s attempt to award the NRRS contract to ReserveAmerica to be flawed.  The current NPRS contract (which accounted for 18% of our revenue for the first nine months of 2005) ends December 31, 2005, but the Company believes that it will likely be further extended.  See “Trends and Outlooks.”

BioSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Revenue	$1,000	$63,000	$20,000	$95,000
Operating expense	192,000	35,000	820,000	583,000
Operating income (loss)	$(191,000)	$28,000	$(800,000)	$(488,000)

BioSpherix revenue decreased $62,000 (98%) and $75,000 (79%) for the three and nine months ended September 30, 2005, in relation to the same periods in 2004, as a result of the Company’s 2004 efforts to sell off its remaining FlyCracker inventory.  Operating expense increased $157,000 (449%) and $237,000 (41%) for the three and nine months ended September 30, 2005, respectively. The increase in operating expenses between years is directly related to the research and development activity noted above and to the additional operating costs of the new facility in Annapolis, Maryland.

Liquidity and Capital Resources

Working capital as of September 30, 2005 was $5.0 million, which represents an $800,000 increase from working capital of $4.2 million at December 31, 2004.

The Company renewed its Line of Credit Agreement (the “Agreement”) with Bank of America (the “Bank”) on June 30, 2005, which provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.8 million at September 30, 2005, and are collateralized by a restricted $2 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR fixed rate, which was 5.69% at September 30, 2005.  The total amount available for further advance to the Company was $204,000 under the Agreement at September 30, 2005.  As part of management’s plan to structure the InfoSpherix Division as a wholly-owned subsidiary (“InfoSpherix Incorporated”), management intends to enter into a separate line of credit agreement for the subsidiary, which will be collateralized by its accounts receivables.  Management considers the creation of such a credit facility for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations, and is uncertain as to whether it will continue to need the existing line of credit for the parent company, Spherix, beyond December 31, 2005.  As such, the Company has negotiated for its current line of credit agreement to continue only through December 31, 2005, and will decide whether to seek a renewal of the current line of credit agreement at that time.

Cash flow for the nine months ended September 30, 2005, reflects a net cash inflow of $419,000, consisting of $452,000 provided by operating activities, $113,000 used in investing activities, and $80,000 provided by financing activities.  Cash flow used in operating activities in 2005 improved $583,000 from that of the prior year.  Cash flow from operating activity is largely affected by the timing of collections on accounts receivable, and the management of accounts payable.  In 2004, the Company invested significantly in several areas including software development and enhancements for new contracts that the Company had won, new technology and leasehold improvements primarily related to the new Cumberland facility, and the purchase of the Daksoft ReserveIt contracts and assets.  The Company’s 2005 investing demands were in comparison significantly less.  Additionally, the Company received a release of the  $700,000 that was previously restricted as collateral on a performance bond.  These changes between years resulted in a decrease in investing activities of $3.4 million.  Cash flow from financing activities decreased $3.7 million between years.  In the first quarter of 2004, $3.5 million was received through the issuance of common stock primarily through the exercise of warrants; there were no proceeds from the issuances of new stock in the same period of 2005.

In 2004, as part of the purchase of certain assets of Daksoft, Inc.’s reservation business, the Company signed an agreement to lease 8,280 square feet of call center space in Rapid City, South Dakota, and a data center service agreement for a term of eighteen months at an annual cost of approximately $100,000.  Additionally, in 2004, the Company also signed an agreement to lease 5,000 square feet of office and research lab space for BioSpherix in Annapolis, Maryland, at an annual cost of approximately $83,000 plus common area maintenance costs.  The lease expires June 30, 2009.

On July 22, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”).  Under the SEDA, Spherix can require Cornell to purchase up to $4,000,000 of the Company’s common stock over a two-year period following the effective date (October 12, 2005) of a registration covering the shares of our common stock to be sold to Cornell.  The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility.  The $4,000,000 facility may be drawn down upon by us in installments, the maximum amount of each of which is limited to $350,000.  The equity line of credit can be used as needed by the Company for product development in its InfoSpherix and BioSpherix Divisions over the next two years.  The Company filed a registration statement for the shares of common stock, which may be issued under the SEDA.  The registration statement became effective in October 2005 and the Company has made a series of small draw downs under the SEDA subsequent to the end of the third quarter.

No dividends were paid in 2004 and none are anticipated in 2005.

Trends and Outlooks

The InfoSpherix Division was successful in increasing its sales backlog between December 31, 2003 and 2004, to a record level of $61 million.  The extension of the National Park Service contract through September 2005 accounted for $3.6 million of the increase in the sales backlog; the rest of the increase was from the award of new government contracts and the purchase of the reservation contracts from Daksoft.  The Company continues to enjoy success with its InfoSpherix business, including:

•                  A new five-year contract with the State of Pennsylvania.

•                  A new five-year contract award for the Maryland Information Center, awarded in November 2004.  As previously discussed, this award is at a lower gross margin than the prior contract, but the Company is working to increase the amount of business to be performed under the contracts.

•                  On October 28, 2005, the Company was notified that we were the selected offeror on the Michigan rebid contingent upon the passing of the required protest period and approval by the State Administrative Board.

•                  On October 20, 2005, the GAO ruled that the Forest Service should reopen the competition and make a new award decision.  Spherix will continue to provide reservation services under its National Park contract in the meantime.

In the BioSpherix Division, our entitlement to royalties for tagatose food and beverage use is totally dependent on the success of Arla, our licensee.  To date, Arla has not decided to build a larger manufacturing facility, which is key to any significant royalties payable to us.  Arla continues to state that it must see greater demand for the product before it could commit to building a larger manufacturing facility.

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

On June 8, 2005, the NASDAQ National Market advised the Company that the Company’s stockholders’ equity had decreased below the $10 million minimum requirement.  NASDAQ gave the Company until September 1, 2005, to correct this situation, which the Company achieved through its third quarter earnings.  However, anticipating the normal seasonal losses that the company incurs in the first and fourth quarters, on July 22, 2005, the Company entered into the SEDA with a view to selling additional shares of common stock as necessary to maintain compliance with NASDAQ listing requirements.  Subsequent to the end of the third quarter, the Company has sold shares of its common stock under the SEDA.  If the Company is unsuccessful in maintaining the required equity balance, then the Company will apply to register its shares of common stock on the NASDAQ Small Cap exchange.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At September 30, 2005, the Company did not have any fixed-rate indebtedness and had approximately $1.8 million in variable rate indebtedness in the form of the bank line of credit.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short-term treasury funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the September 30, 2005, variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $20,000.

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

Part II.  Other Information

Item 2.           Changes in Securities and Use of Proceeds

(e)          The Company has a share repurchase program in place that initially authorized the purchase of up to $1,000,000 of the Company’s shares in the open market.  To date, only $160,000 of the Company’s shares have been repurchased.  There was no repurchase activity during the third quarter of 2005.

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

(b)                                 On July 25, 2005, the Company filed a report on Form 8-K dated July 22, 2005, pursuant to Item 1.01 thereof, to report that the Company had entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”). Under the SEDA, we can require Cornell to purchase up to $4,000,000 of our common stock over a two-year period following the effective date of a registration covering the shares of our common stock to be sold to Cornell.

(c)                                  On August 12, 2005, the Company filed a report on Form 8-K dated August 12, 2005, pursuant to Item 2.02 thereof, to report that the Company had issued a press release regarding its financial results for the quarter ended June 30, 2005.

(d)                                 On August 31, 2005, the Company filed a report on Form 8-K/A, pursuant to Item 3.01 thereof, to update its May 24, 2005 filing.

(e)                                  On September 23, 2005, the Company filed a report on Form 8-K, pursuant to Item 1.01 thereof, to report that the Company had terminated the Escrow Agreement that was part of the July 22, 2005 SEDA and substituted in its place a new Escrow Agreement dated as of September 22, 2005 with Baxter, Baker, Sidle, Conn & Jones, P. A., a law firm which represents us in connection with corporate matters, including the SEDA transaction.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	November 3, 2005	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Executive Officer, President,
and Chief Financial Officer