Form 10-K
period 2005-12-31
SPHERIX INC
filed 2006-03-31
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐
No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐
No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer
(as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐
No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):

Common Stock (Par Value $.005) – $16,092,004

There were 13,578,356 shares of the Registrant’s Common Stock outstanding as of March 10, 2006.

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

Item 1.  DESCRIPTION OF BUSINESS

General

Spherix Incorporated (the “Company” or “Registrant”), a Delaware corporation, was founded in 1967.  The Company consists of a biotechnology division (“BioSpherix”) and an information services division (“InfoSpherix”).  At the May 2005 annual meeting shareholders approved the establishment of InfoSpherix as a wholly-owned subsidiary of Spherix, which took effect January 2006.

The principal executive offices of the Company are located at 12051 Indian Creek Court, Beltsville, Maryland 20705, and its telephone number is (301) 419-3900.  The Company’s Common Stock trades on the NASDAQ National Market System under the symbol SPEX.

Available Information

Our principal Internet address is www.spherix.com.  We make available free of charge on www.spherix.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

BioSpherix Division

The BioSpherix Division is located at 304A Harry S. Truman Parkway, Annapolis, MD 21401, and its telephone number is 1-877-SPHERIX.  This division is the Company’s biotechnology research and development arm, dedicated to developing proprietary products with a view toward commercial applications.  The Company has accumulated a number of patents on the products and processes developed by the BioSpherix Division.

Tagatose as a Low-Calorie, Full-Bulk Sweetener.  Spherix has patented the use of a naturally occurring sugar, tagatose, as a low-calorie, full-bulk sweetener.  It is a true sugar that looks, feels, and tastes like table sugar.  Tagatose occurs in nature in amounts too small for economic recovery.  The Company has developed and patented an economic method for making tagatose from whey or lactose.  Whey is a waste product from cheese manufacturing.

The Firm has been developing its sweetener since receiving a U.S. patent for its use and manufacture as a low-calorie sweetener in 1988, which patent expires August 29, 2006.  Tagatose has also been found to be a pre-biotic, a substance that improves the digestion of food and is beneficial to health.  Pre-biotics are widely sold in Europe and Asia and are increasingly appearing in the U.S.  The Company received two U.S. patents for its tagatose production process in 1991 and 1992, which expire July 19, 2009, and March 25, 2011, respectively.  It has received a number of foreign patents corresponding to these three and other U.S. patents.  These countries include Canada and Japan, both large potential markets.

In January 1997, the Company completed a license agreement with Arla Foods Ingredients amba (“Arla”) (formerly MD Foods Ingredients amba, “MDFI”) of Denmark for the exclusive worldwide rights to manufacture, market, and distribute tagatose as a food and beverage ingredient in return for a non-refundable up-front payment and fees on net sales of the sugar for these purposes.  Arla manufactures a wide variety of dairy products, foods and food ingredients; it ranks as one of the largest dairy products manufacturers in the world.  Arla operates cheese plants producing large amounts of whey as a by-product.  The License Agreement and an amendment thereto provide Arla the exclusive, world-wide right to manufacture and sell tagatose for food uses, and the exclusive right to manufacture tagatose for all uses.  Spherix retains all rights to sell tagatose for drug use, and use in drugs, including rights to the use of tagatose as a sweetener or other functional ingredient in drugs and cosmetics such as toothpaste, cough syrup, fiber laxative, and mouthwash.  To distinguish these non-food uses from the licensed food uses, Spherix has coined the name Naturlose®.  A supply agreement with Arla provides for the amount of Naturlose required by Spherix.

A panel of experts retained by Arla declared tagatose as Generally Recognized As Safe (“GRAS”) on April 11, 2001, permitting sale of tagatose as a food ingredient in the U.S.  The U.S. Food and Drug Administration (“FDA”) issued a “no objection” letter on October 25, 2001.  Tagatose was recommended by the Joint FAO/WHO Expert Committee on Food Additives (JECFA) panel in June 2001 to its many member countries for use in foods, and in June 2004, JECFA removed its former limit on daily consumption of tagatose.  In 2003, approval was obtained in South Korea.  In April 2004, tagatose was approved by the Food Standards Australia New Zealand (“FSANZ”), the food health and safety agency for Australia and New Zealand.  In December 2005, tagatose was approved in the European Union.  Arla has begun the approval process for tagatose in Canada, Japan and Mexico.

The U.S. FDA approved Arla’s recommended caloric value of 1.5 kilocalories per gram, permitting labeling of products containing it as “reduced calorie” in the U.S.  At Spherix’s request, the right to request a smaller reduced calorie rating in the future has been reserved.  Spherix believes that test data support a lower value.

In 2002, Arla formed a 50/50 joint venture with Nordzucker, a German sugar producer, for the manufacture and sale of tagatose.  Production from the joint venture factory, capable of producing 1,200 metric tons per year, permitted sales of tagatose to the U.S. sweetener market to begin in 2003 when the 7-Eleven chain introduced Diet Pepsi Slurpees containing tagatose.  At present Arla believes it has produced a sufficient backlog of inventory to satisfy its needs for the foreseeable future based on current demand, and accordingly has stopped production at its pilot plant until there is a sufficient increase in the demand for tagatose.  Arla is currently having discussions with potential users and Arla has stated that, if they can create enough market interest, production will be resumed and/or a larger tagatose plant will be established.  Spherix is also pursing the possibility of other production options, including recovering its technology from Arla either directly or through a third party.

Potential food and beverage markets for tagatose include confections, ice cream, frozen desserts, diet sodas, cereals, frosting, chocolate candy, baked goods, heat-processed foods, other dairy products, and other products in which the full bulk of sugar is required.  Tagatose may also be used in prebiotics, healthy drinks and foods, and dietary supplements.  Manufacturers have long sought a low-calorie, full-bulk substitute for table sugar; however, none has been as successful in emulating the flavor of table sugar as has tagatose.  Unlike table sugar, tagatose has been shown to cause no tooth decay, and has now won FDA approval to carry the label “does not cause tooth decay”, or “noncariogenic.”  An unexpected market for tagatose was opened up in the soft drink industry by the discovery that tagatose is synergistic with the high intensity sweeteners used in diet sodas, thereby improving the taste and mouthfeel of diet sodas.  To promote greater market interest in tagatose by food and beverage manufacturers, Arla teamed with Symrise in 2004, one of the world’s top producers of flavors and fragrances, in developing new flavor blends using tagatose.

In 2002, Spherix filed a Notice of Arbitration against Arla under the terms of its License Agreement with that firm, contending that it had suffered from Arla’s slow progress in bringing tagatose to market.  On November 13, 2003, the Company settled its arbitration and entered into an Amendment to the September 27, 1996 License Agreement with Arla.  The amendment extended the period under which the high-end fees on the commercial sales of tagatose are due the Company until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.  In turn, the Company relinquished its rights to raise any additional delay claims against Arla.  Arla agreed to give up its right to deduct the $1 million prepayment against future royalties payable to the Company.  Arla was granted the exclusive worldwide rights to manufacture tagatose for any type of product or purpose.  Most importantly, Arla agreed to supply tagatose to Spherix for Spherix’s use in the non-food and drug markets.

In the year 2000, the Company achieved GRAS status for the use of Naturlose as a sweetener (excipient) in drugs for non-chronic use by adults and children.  Also in the year 2000, the Company achieved GRAS status for the uses of Naturlose in toothpaste, mouthwash, lipstick and other cosmetic products.

Spherix has patented the use of Naturlose in treating Type 2 diabetes, and for other uses in health and medicine as outlined below:

Treatment for Type 2 Diabetes.  Phase 1 and Phase 2 clinical trials at the University of Maryland School of Medicine have found tagatose effective as an adjuvant treatment of Type 2 diabetes in humans.  In addition, over the one-year trial, all subjects lost weight at physician-approved rates along with a significant increase in the desirable type of cholesterol, HDL.  Other than for initial laxation at high doses (45 to 75 grams per capita per day), accommodated in about two weeks, no untoward effects were found in any of the research.  In addition, the studies found that tagatose produced no rise in blood glucose or insulin levels in diabetic or normal subjects.  Tagatose taken before the consumption of glucose produced a blunting effect on the otherwise normally expected rise in blood glucose.

On November 4, 2005, following review of pharmacological, toxicological, and efficacy data from Spherix’s completed Phase 1 and 2 clinical trials, the U.S. FDA’s Center for Drug Evaluation and Research found tagatose to be qualified for Phase 3 clinical trials.  Patient recruitment for the clinical trials is expected to begin in 2006.  The trials could last as little as two years.  More than 200 subjects, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat Type 2 diabetes.  A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.  Because Naturlose has already been established as a substance “Generally Recognized as Safe” under FDA regulations, Spherix believes the elapsed time to approval should be shorter than that for most new drugs.  A successful Phase 3 trial would permit Spherix to file a New Drug Application with the FDA, the approval of which would be the final step before marketing Naturlose as a diabetes-fighting pharmaceutical.  The FDA generally decides on such applications within one year.

Anti-hyperglycemic Agent.  Tagatose functions as an anti-hyperglycemic agent to prevent the formation of advanced glycosylation end-products, which is one of the major causes of aging.

Increasing the shelf life of stored blood, platelets and medicinal proteins.  The Company has been funding a research project at the Albert Einstein College of Medicine (AECOM) to develop the use of Naturlose to preserve hemoglobin and other blood components, including platelets and various medicinal proteins.  Under a license agreement, Spherix obtained the rights to Naturlose-containing products and processes under development at AECOM.  Spherix will pay royalties to AECOM on sales of any forthcoming patented products or processes.

Anti-plaque Agent:  In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  The study suggested ways of modifying the Naturlose product to effect desired plaque reduction.  Such modifications have been made, and a clinical trial of a Naturlose toothpaste at the University of Maryland School of Dentistry will begin in 2006 to test the effects against oral plaque and gingivitis.

Anemia and Hemophilia Treatment.  Naturlose has been shown to improve blood factors indicating that tagatose may be useful as a drug or drug adjuvant in the treatment of anemia and hemophilia.

Increased Fertility and Improved Fetal Development Drug.  Naturlose may increase the fertility of humans and other animals, to effect higher percentages of live fetuses, and to cause those fetuses to be heavier, but within normal bounds, than those of human or animal controls.

Preservative of Human Organs.  Naturlose has shown potential for use in the transplanting and storage of human organs to protect against cyto-oxidation and toxic chemicals.

The drug uses mentioned above require regulatory approval before they can be brought to market.

Capital for Development.  While the products under development show promise, continued progress is dependent upon many factors, including, but not limited to, the Company’s having sufficient funds and resources to pursue them.  Over its history, the Company has supported its research and development in part by using funds generated by its InfoSpherix Division; however, given the lower margin on government business, the capital needs of InfoSpherix, and bank covenants restrictions, the InfoSpherix Division may not be able to support all of the activities of the BioSpherix Division.  Funds have also been raised from private placements of Company stock and warrants, some of the proceeds of which have been used to increase the state of development, market penetration and sales of the products mentioned above.  Spherix believes it has sufficient funds to complete most, if not all, of the Phase 3 clinical trial of Naturlose as a drug against Type 2 diabetes.  If needed, the Company will seek additional funding through additional sales of stock or partnering with another Company.  In order to fully develop, manufacture, distribute and sell Naturlose for this purpose, the Company is seeking a relationship with a major pharmaceutical company.

BioSpherix revenue accounted for less than 1% of the Company’s total revenue in 2005.

InfoSpherix Division

InfoSpherix professionals design and operate contact centers providing information management and materials to the public on various socially beneficial subjects, as well as other information services, such as reservations and tourism.  InfoSpherix focuses on those clients who are looking to leverage technology in the ever-advancing world of information management.  InfoSpherix researches, collects, organizes and disseminates information by providing customized contact center services combining advanced data collection systems, expert decision support systems, tele-support utilizing live operators, and advanced telecommunication technologies such as Interactive Voice Response (“IVR”).  InfoSpherix answers millions of calls annually from professionals and the public nationwide.  It operates a contact center in Cumberland, Maryland and a second contact center in Rapid City, South Dakota. The South Dakota contact center will be relocating to Indiana in 2006.  All contact centers efficiently manage and track high volumes of data.  Coupling InfoSpherix’s expert staff with its advanced technologies results in an effective system to collect and disseminate large amounts of information.  The Company also provides reservation services for campgrounds and other parks via its ReserveWorld business line.  Since 1998, InfoSpherix has grown its government park reservation business from one contract to seventeen government reservation contracts, and six new state reservation contracts will be available for InfoSpherix to bid on in 2006.  InfoSpherix’s reservation business accounted for over 60% of the Company’s revenue in 2005.  InfoSpherix is now one of only two major companies in this market.

In 2005, Spherix won park reservation contracts for Orange County, California, the State of Pennsylvania, and the State of Michigan.  The Orange County contract consists of three base years and is valued at less than half a million.  The State of Pennsylvania contract is a five-year contract, consisting of one base year and four option years, valued at approximately $8 million.  The State of Michigan contract is a continuation of our current contract with the State.  The new contract is for five years, and consists of three base years plus two option years, valued at approximately $14 million.

In July 2005, Spherix filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (“NRRS”) contract to ReserveAmerica, a TicketMaster subsidiary.  The NRRS will provide reservation services for all Federal recreation facilities, including the National Park sites currently serviced by Spherix under its ongoing National Park Reservation Service (“NPRS”) contract with the Department of Interior.  On October 20, 2005, the Government Accountability Office (“GAO”) sustained Spherix’s challenge to the USDA Forest Service award and recommended that the Department of Agriculture reopen the competition and make a new award decision.  This is the second time that GAO has found the Forest Service’s attempt to award the NRRS contract to ReserveAmerica to be flawed.  The Department of Agriculture subsequently decided not to follow GAO’s decision and is seeking to proceed with the award of the NRRS contract to ReserveAmerica.  The Department of Agriculture has agreed not to proceed while the Court of Federal Claims hears Spherix’s appeal.  Meanwhile, the Company’s NPRS contract has been formally extended through September 30, 2006.  The Company has operated the NPRS contract for eight years; revenue from such contract was $4.0 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively, or 17% of total revenue for each year.

InfoSpherix accounted for substantially all of the Company’s revenue in 2005.  Most of InfoSpherix’s revenues traditionally have been generated by a few large government contracts.  See Note 1, “Concentrations,” of the Notes to the Financial Statements included herein pursuant to Part II of this Form 10-K.

In January 2006, the InfoSpherix business started operating as a wholly-owned subsidiary of Spherix Incorporated under the name “InfoSpherix Incorporated.”

Government Contracts

See Note 10, “Commitment and Contingencies – Government Contracts,” of the Notes to the Financial Statements included herein pursuant to Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

Government contracts typically have terms and conditions which, while providing annual or multi-year terms, subject them to termination upon convenience or default.

Industry Segments

See Note 13, “Information by Business Segment,” of the Notes to the Financial Statements included herein pursuant to Part II, Item 8 of this Form 10-K for industry segment information of the Company, which information is incorporated herein by reference.

Market Concentration

During 2005, 2004, and 2003, InfoSpherix contributed 100%, 99%, and 94% of total Company revenue.  The Company’s business operations are usually dependent upon substantial revenue from a select group of customers.  In 2005, 2004, and 2003, revenue from the U.S. Government, the State of Michigan and the State of Maryland each accounted for more than 10% of total Company revenues.

It is currently expected that revenue from the U.S. Government, State of Michigan, and the State of Maryland will each account for more than 10% of total Company revenues in 2006.

Patents and Trademarks

The Company has established a strong worldwide patent position for tagatose.  These patents and other significant Company patents are detailed in the following table:

Patent No.	Patent Title	Issue Date	Expiration Date
U.S. 6,585,964	Method for Preventing or Minimizing Biodegradation of a Substance	7/1/03	5/6/19
U.S. 6,355,409	Tagatose as a Cytoprotective Supplement for the Storage of Organs to Reduce Reperfusion Injury	3/12/02	9/1/20
Canada 2,077,257*	Process for Manufacturing D-Tagatose	2/19/02	1/7/11
U.S. 6,225,452	Increased Fertility and Improved Fetal Development Drug	5/1/01	4/26/19
Finland 106861*	Process for Manufacturing D-Tagatose	4/30/01	1/7/11
Japan 3,120,403*	Process for Manufacturing D-Tagatose	10/20/00	1/7/11
U.S. 6,015,793	Use of Tagatose to Enhance Key Blood Factors	1/18/00	4/26/19
Korea 190671*	Process for Manufacturing D-Tagatose	1/21/99	1/7/11
Japan 2,138,363*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	9/18/98	8/29/07
U.S. 5,690,950	Insecticidal Aliphatic Carboxylic Acid Compositions	11/25/97	10/4/16
EPO 0 518 874*	Process for Manufacturing D-Tagatose	5/15/96	1/7/11
U.S. 5,447,917	D-Tagatose as Anti-Hyperglycemic Agent	9/5/95	2/3/14
Hong Kong 127095A*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	8/18/95	8/25/07
U.S. 5,356,879	D-Tagatose an Anti-Hyperglycemic Agent	10/18/94	2/14/12
Canada 1,321,730*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	8/31/93	8/31/10
U.S. 5,166,193	Method for Killing Pests	11/24/92	11/24/09
Australia 655,166*	Process for Manufacturing D-Tagatose	1/7/92	1/7/07
U.S. 5,078,796*	Process for Manufacturing D-Tagatose (Tagatate)	1/7/92	3/25/11
U.S. 5,002,612*	Process for Manufacturing D-Tagatose	03/26/91	7/19/09
EPO 257 626*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	7/25/90	8/25/07
U.S. 4,786,722*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	11/22/88	8/29/06

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

Royalties.  Fees are payable to the Company from Arla under the above-described License Agreement through August 25, 2016.  Initial royalties will be used to offset approximately $195,000 in patent maintenance costs incurred by Arla Foods and future patent maintenance costs.  In late 2003, Arla began sales of tagatose and the Company has earned approximately $5,000, $4,000 and $3,000 in royalties for the years 2005, 2004 and 2003, respectively, which were credited against Arla’s patent maintenance costs.

Seasonality

Revenues from reservation and tourism services are greatest in the spring and summer when vacation planning is the heaviest.  Revenues from other sources tend to be more evenly spread throughout the year, although the fourth quarter is historically the low period of the year.

Sales Backlog

Sales backlog, consisting of both funded and unfunded amounts, at December 31, 2005 and 2004, were as follows (in $000s):

	December 31, 2005			December 31, 2004
	Current	Non-Current	Total	Current	Non-Current	Total
InfoSpherix - Government	$24,100	$48,200	$72,300	$22,100	$38,900	$61,000
InfoSpherix - Commercial	100	—	100	—	—	—
	$24,200	$48,200	$72,400	$22,100	$38,900	$61,000

The increased backlog between years is the result of winning the State of Pennsylvania reservation contract and winning the recompete of the State of Michigan reservation contract.

Competition

InfoSpherix

The information systems industry is subject to rapid and significant technological change.  The Company is in competition with other information services companies across the nation.  Many of these competitors have substantially greater financial and technical resources than the Company.  While acknowledging strong competition from other information services firms, the Company has developed a specialized niche by concentrating on high quality, personalized service combined with computerization for efficiency and cost-effectiveness.  The Company has established a reputation for rapidly starting up information projects to meet its clients’ critical needs, while not compromising high quality and reasonable pricing.  The Company has also established a successful niche in government campground reservation services and is now one of only two major suppliers of campground services in the U.S.  The other major supplier is IAC/InterActiveCorp’s ReserveAmerica.  Over the last five years, the Company has invested over $3 million in computer and telephony systems and over $3 million in the development of specialized computer software products to improve its competitive position.  The Company continues to upgrade and enhance those systems.

BioSpherix

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

Research and Development

BioSpherix expenditures for research and development were approximately $288,000, $196,000, and $391,000 in 2005, 2004, and 2003, respectively.  These expenditures were incurred primarily in the ongoing efforts to commercialize tagatose, including its development for drug uses and improved production processes.

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

The Company is also required to comply with the Sarbanes-Oxley Act of 2002.  On September 21, 2005, the SEC announced the extension of the compliance dates of Section 404 of the Sarbanes-Oxley Act for non-accelerated filers.  Under the extension, non-accelerated filers, such as Spherix, will begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007.  The Company anticipates that the cost of implementing Section 404 over the next two years could have a material impact on the results of operations.

Environment

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on the Company’s financial position, results of operations, capital expenditures, cash flows or competitive position.

Employees

In 2005, the Company employed an average of 570 individuals on a full- or part-time basis.  Of this total, approximately 325 were full-time employees.  The Company’s employees are not currently unionized, and management believes that its relations with the Company’s employees are harmonious.

Geographic Areas

InfoSpherix’s business is, and has been, based in the United States.  Accordingly, InfoSpherix revenues are entirely from U.S.-based operations.

BioSpherix’s licensee for tagatose’s food use, Arla, is located in Europe.  Arla introduced tagatose to U.S. markets first, prior to worldwide distribution.

Item 1A.  RISK FACTORS

Any of the risk factors we describe below could severely harm our business, financial condition and operating results.  The market price of our common stock could decline if one or more of these risks and uncertainties develop into actual events.

RISKS RELATED TO OUR BUSINESS

WE CONTINUE TO BE DEPENDENT ON OUR INFORMATION SERVICES DIVISION FOR NEARLY ALL OF OUR REVENUE.  We are almost entirely dependent on the information services division for our revenue.  In each of 2005 and 2004, our information services division accounted for nearly 100% of our revenue.  Despite licensing tagatose in 1996 for food and beverage use, our principal biotechnology product, we have yet to receive any substantial royalties from the sales of tagatose by our licensee.  Thus, we have incurred substantial and continuing losses in our biotechnology division which have adversely affected our overall financial results and our stock price.  If we continue to be unsuccessful in commercializing our biotechnology products, our financial results will continue to be adversely affected to the detriment of our stock price.

OUR LARGEST INFORMATION SERVICES CONTRACT COULD BE AWARDED TO A COMPETITOR.  In both 2005 and 2004, our NPRS contract accounted for approximately 17% of our aggregate revenue.  This contract has been bundled with a National Forest Services contract and rebid as the National Recreation Reservation System (“NRRS”).  In 2005, the bundled NRRS contract was awarded to a competitor for the second time; we protested and our protest was again upheld.  This is the second time that GAO has found the USDA Forest Service’s attempt to award the NRRS contract to our competitor to be flawed.  The Department of Agriculture has subsequently decided not to follow GAO’s decision and is seeking to proceed with the award of the NRRS contract to our competitor.  Spherix has filed an appeal of this action with the Court of Federal Claims, but we cannot predict the outcome of the appeal.  The Department of Agriculture has agreed not to proceed while the Court of Federal Claims hears Spherix’s appeal.  Meanwhile, the Company’s NPRS contract has been formally extended through September 30, 2006.  If we lose this contract, we will need to replace it with other work or scale back our operations to avoid an adverse impact on our financial results.

OUR INFORMATION SERVICES BUSINESS COULD BE ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN THE CONTRACTING OR FISCAL POLICIES OF THE U.S. FEDERAL GOVERNMENT.  We derive substantial revenues from contracts with the U.S. federal government and we believe that the success and development of our business will continue to depend on our successful participation in U.S. federal government contract programs.  Accordingly, changes in U.S. federal government contracting policies could directly affect our financial performance.  Among the factors that could have a material adverse affect on our U.S. federal government contracting business are:

•                  budgetary constraints affecting U.S. federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•                  technological developments;

•                  U.S. federal governmental shutdowns and other potential delays in the government appropriations process;

•                  delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons;

•                  competition and consolidation in the information services industry; and

•                  general economic conditions.

OUR INFORMATION SERVICES BUSINESS IS RELIANT ON TECHNOLOGY.  We have devoted significant resources to developing and acquiring specialized hardware and software in our information services business.  In order to remain competitive, we must continue to select, invest in, acquire and develop new and enhanced technology on a timely basis.  We may not be successful in these efforts or in anticipating developments in technology.  In addition, competitors could develop similar applications.  Third parties could independently develop similar technology, obtain unauthorized access to our proprietary technology or misappropriate technology to which we have granted access.  Failure to remain current with technology or misappropriation of our technology could adversely affect our ability to compete for information services business and could lead to reduced business and reduced financial results.

ROYALTIES FROM TAGATOSE SALES ARE UNCERTAIN.  We have developed tagatose, a full bulk, low calorie sweetener.  In September 1996, we granted an exclusive, world-wide license to a foreign entity for the manufacture and sale of tagatose for use in foods and beverages.  To date, tagatose has only been commercially introduced into a limited number of products.  We have not yet received any substantial royalties.  We initiated an arbitration proceeding against our licensee due to the delay in bringing tagatose to market.  We subsequently dismissed the arbitration in exchange for various agreements including an extension of the period during which we are entitled to receive royalties.  Our prospects for receiving royalties from tagatose food and beverage sales are uncertain due to numerous factors, most of which are out of our control, including:

•                  our licensee has exclusive control over the commercialization of tagatose for food and beverage uses;

•                  the delay in bringing tagatose to market results in a shortening of the time we are entitled to royalties;

•                  significant royalties are possible only if our licensee constructs a larger tagatose manufacturing facility; at present, our licensee has ceased production at its current facility due to excess inventories; and

•                  we are entitled to royalties only after reimbursing our licensee for the ongoing costs of maintaining patent protection on tagatose throughout the world.

WE HAVE NOT YET SUCCESSFULLY COMMERCIALIZED NATURLOSE.  We are in the process of attempting to develop other uses of tagatose, under the brand name Naturlose, in non-food products such as toothpaste, mouthwash, and over-the-counter and pharmaceutical drugs.  To date, we have yet to secure any substantial revenue from Naturlose sales.  One of the hurdles we will have to overcome is that our foreign licensee for tagatose (which has the exclusive right to manufacture tagatose) does not currently have sufficient capacity to manufacture enough tagatose to supply both food and nonfood markets if such markets mature and grow.  Failure to successfully commercialize Naturlose may adversely affect our stock price.

OTHER BIOTECH PRODUCTS ARE STILL IN THE DEVELOPMENT STAGE.  We are developing other biotech products.  None of these have been developed to a stage where any significant revenue has been generated.  Development of products will require significant additional research and development.  Such additional effort will require substantial funding which may not be available to us.  Further, our research and development activities may not result in any saleable products.  It is also possible that we will license or seek an affiliation with a third party to bring some products to market.  In such an event, we would likely have minimal control over the manufacture and marketing of such products.

DEVELOPMENT OF ANY BIOTECH PRODUCTS WILL DEPEND ON OBTAINING FDA AND FOREIGN REGULATORY APPROVALS.  Development of new products are subject to extensive regulation by governmental regulatory authorities in the United States and other countries.  These rigorous regulatory approval processes can take five to ten years or more and require the expenditure of substantial resources.  We may not be able to obtain the necessary approvals for clinical testing or for the marketing of products.  Continuing failure to commercialize biotechnology products may adversely affect our financial results and stock price.

OUR SUCCESS WILL DEPEND, IN PART, ON OUR ABILITY TO OBTAIN AND MAINTAIN PATENT PROTECTION FOR OUR PRODUCTS.  We have several patents for tagatose and other products under development.  We may not be able to obtain additional patents.  Further, future patents may not be held valid if subsequently challenged.  Failure to obtain and maintain patent protection for our biotechnology products may further delay or eliminate our ability to commercialize such products, which may adversely affect our financial results and stock price.

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE MAY SUSTAIN LOSSES IN THE FUTURE.  We have incurred losses in prior years, including the last three (3) years. Our net losses for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 were $2.8 million, $2.8 million and $2.3 million, respectively.  Our net accumulated losses from the date of our organization through December 31, 2005 are $15.2 million.  We may not return to profitable operations.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING THAT WE WILL NEED.  During 2005, our working capital decreased by $1.1 million, largely as a result of the incurred losses and continued investment in our business.  In recent years, we have funded our operations through private placements of our common stock and through the exercise of warrants issued in connection with such private placement transactions.  We believe that we may need to raise additional funding to continue to finance our product development operations.  We may also need to raise additional money to fund operations if the sale of tagatose as a food and beverage product continues to be delayed or is not as successful as we anticipate.  We may not be able to obtain additional financing on acceptable terms, or at all.  Failure to obtain required financing may cause us to curtail or cease our operations.

WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND PERSONNEL.  As a small company, our success depends on the services of key employees in executive and other positions.  None of our key employees have employment agreements.  Further, our Chief Science Officer, who is principally responsible for commercializing our biotechnology products, is 81 years of age.  The loss of the services of one or more of such employees could have a material adverse effect on us.

WE FACE INTENSE COMPETITION BY COMPETITORS IN BOTH DIVISIONS.  Our competitors in the information services business are numerous.  Many of our competitors have significantly greater financial, marketing and distribution resources than we do.  Our principal information services competitor, ReserveAmerica, is a division of Ticketmaster which is a subsidiary of IAC/InterActive Corp., a significantly larger public company than Spherix.  Our competitors may succeed in developing or marketing technologies and biotechnology products that are more effective than ours.  Alternative sweetener(s) may adversely affect sales of tagatose.  In the past year or two, the alternate sweetener Splenda has made substantial inroads into markets we expected tagatose to capture.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE PRICE OF SPHERIX’S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK.  Our common stock has traded as low as $1.19 and as high as $5.85 between January 3, 2005 and December 30, 2005. Some of the factors leading to this volatility include:

•                  relatively small amounts of our stock trading on any given day;

•                  fluctuations in our operating results;

•                  announcements of technological innovations or new products which we or our competitors make;

•                  developments with respect to patents or proprietary rights; and

•                  the status of our licensee’s efforts to market tagatose.

CORNELL CAPITAL PARTNERS WILL PAY LESS THAN THE MARKET PRICE AND WILL HAVE AN INCENTIVE TO SELL ITS SHARES, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.  Cornell Capital Partners will purchase shares of our common stock pursuant to the Standby Equity Distribution Agreement (SEDA) at a purchase price that is less than the then-prevailing market price of our common stock.  Cornell Capital Partners will have an incentive to immediately sell any shares of our common stock that it purchases pursuant to the SEDA to realize a gain on the difference between the purchase price and the then-prevailing market price of our common stock.  To the extent Cornell Capital Partners sells its common stock, the common stock price may decrease.

NEW SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE SEDA.  The sale of shares pursuant to the SEDA will have a dilutive impact on our stockholders.  As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price, the more shares of common stock we will have to issue under the SEDA.  If our stock price is lower, then our existing stockholders would experience greater dilution.

OUR COMMON STOCK WILL BE DELISTED FROM NASDAQ NATIONAL MARKET SYSTEM IF WE FAIL TO COMPLY WITH CONTINUED LISTING STANDARDS.  We were previously advised that we were in danger of our common stock being delisted from the NASDAQ National Market due to our stockholders’ equity falling below the $10 million minimum requirement.  At December 31, 2005, the Company’s shareholder’s equity was $7,879,220, or $2,120,780 below the $10,000,000 required by NASDAQ; however, the Company has subsequently raised, as of March 10, 2006, an additional $2.7 million through the SEDA and warrant transactions so as to bring the Company into compliance with the NASDAQ equity requirement.  If at some point we are unable to meet the listing standards, we intend to apply to list our common stock on the NASDAQ SmallCap Market.

DIVIDENDS ON OUR COMMON STOCK ARE NOT LIKELY.  We intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business and for further research and development.  Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.  Investors must look solely to appreciation in the market price of the shares of our common stock to obtain a return on their investment.

BECAUSE OF THE RIGHTS AGREEMENT AND “ANTI-TAKEOVER” PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS, A THIRD PARTY MAY BE DISCOURAGED FROM MAKING A TAKEOVER OFFER WHICH COULD BE BENEFICIAL TO OUR STOCKHOLDERS.  In 2001, we adopted a shareholder rights plan.  The effect of this rights plan and of certain provisions of our Certificate of Incorporation, By-Laws, and the anti-takeover provisions of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us or replacing members of our board of directors, even if the acquisition or the replacements would be beneficial to our stockholders.  These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.  As of December 31, 2005, our officers and directors and their affiliates owned approximately 20% of the outstanding shares of our common stock.  As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these stockholders could prevent or frustrate attempts to effect a transaction that is in the best interests of the other stockholders and could also discourage others from seeking to purchase our common stock, which might depress the price of our common stock.

WE EXPERIENCE QUARTERLY VARIATIONS IN OUR OPERATING RESULTS.  We have experienced and expect to continue to experience quarterly variations in revenues and operating income as a result of many factors, including the seasonality of our information services business, timing of customers’ budget processes and slowdowns or accelerations of work by customers.  General work economic conditions may result in customer deferral of projects or cancellation in planned expenditures.  These factors may adversely affect our financial results and our stock price.

Item 2.  PROPERTIES

In November 1997, the Company signed a lease agreement effective May 1, 1998, for 51,625 square feet of office, call center, research labs, and warehouse space in the same Beltsville, Maryland, facility previously occupied, under the terms of a lease that expires on February 28, 2009.  This facility contains corporate administration, human resources, accounting, sales and marketing, technical services and warehousing, for support of both InfoSpherix and BioSpherix Divisions, and through September 2005 contained call center operations for InfoSpherix.  In November 2003, the Company signed a lease agreement for 31,526 square feet of office and call center space in Cumberland, Maryland.  The lease expires on October 31, 2007.  In 2004, as part of its acquisition of certain assets of Daksoft, Inc.’s reservation business, the Company signed an agreement to lease 8,280 square feet of call center space in Rapid City, South Dakota.  The current lease, if not further extended, expires on April 30, 2006.  In 2004, the Company also signed an agreement to lease 5,000 square feet of office, research lab and warehouse space for BioSpherix in Annapolis, Maryland.  The lease expires June 30, 2009.

Throughout 2005, the Beltsville and Annapolis facilities had sufficient capacity.  The Cumberland and Rapid City facilities were operating at an estimated 75%-90% capacity during the peak months.

Item 3.  LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 10 “Commitments and Contingencies” of the Notes to Financial Statements, included herein pursuant to Part II of this Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2005 to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol SPEX.  No cash dividends have been paid.  The Company’s loan agreement with its bank does not expressly restrict the payment of dividends; however, no such payments are anticipated in the near future.

As of March 10, 2006, the number of shareholders of record of the Company’s common stock was approximately 7,000.  The following table states the high and low sales prices of the Company’s common stock for each quarter during the two year period ended December 31, 2005, based on the daily closing prices as reported on the NASDAQ National Market System:

	High	Low
1st Quarter 2005	$3.940	$2.540
2nd Quarter 2005	$3.029	$1.500
3rd Quarter 2005	$2.150	$1.370
4th Quarter 2005	$5.850	$1.190

1st Quarter 2004	$7.800	$5.910
2nd Quarter 2004	$7.740	$4.050
3rd Quarter 2004	$5.141	$2.680
4th Quarter 2004	$4.350	$2.600

The Company recognized that, as of June 30, 2005, it was approximately $454,000 short of meeting NASDAQ’s National Market listing requirement of maintaining a minimum of $10,000,000 in shareholders’ equity.  NASDAQ gave the Company until September 1, 2005, to correct this situation, which the Company achieved through its third quarter results.  However, in anticipation of incurring losses due to seasonal fluctuations in the InfoSpherix business segment that occurs in the first and fourth quarters of the year, the Company, on July 22, 2005, entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”).  Under the SEDA, Spherix can require Cornell to purchase up to $4,000,000 of the Company’s common stock over a two-year period following the effective date, October 12, 2005, of the registration covering the shares of our common stock to be sold to Cornell.  The SEDA establishes what is sometimes termed an “equity line of credit” or an “equity draw-down facility.”  The $4,000,000 facility may be drawn down upon by us in installments, the maximum amount of each of which is limited to $350,000.  For each share of common stock purchased under the SEDA, Cornell will pay 95% of the lowest volume weighted average price (“VWAP”) of our shares during the five trading days following our draw down notice to Cornell.  The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service.  In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of our shares sold on that day.  We are also committed to pay to Cornell an amount equal to 5% of each purchase of our common stock made by Cornell under the SEDA.  Under the terms of the SEDA agreement, we are not obligated to draw down on the SEDA facility, but once we satisfy normal conditions for this type of transaction, we have the right to require Cornell to purchase our common shares under the SEDA.  In connection with the SEDA, we have issued to Cornell 95,000 shares of our common stock and paid a due diligence fee of $5,000.  We also paid Yorkville Advisors Management, LLC, the investment manager for Cornell, a structuring fee of $15,000, and on each sale under the SEDA we will pay an additional structuring fee of $500.  Newbridge Securities Corporation acted as our placement agent for the SEDA, and we paid that firm a fee of 5,000 shares of our common stock as compensation.  We also granted Newbridge Securities Corporation piggy-back registration rights covering these shares.  Registration of our common shares allocated to this facility was completed in October 2005.  During the term of the SEDA, our Officers and Directors have agreed not to sell any of their shares of our common stock, except to the extent permitted under Rule 144.  The number of shares of our common stock issuable to Cornell under the SEDA is subject to a 9.99% cap on the beneficial ownership that Cornell and its affiliates may have at the time of each sale (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act).  Further, we may not issue more than 19.99% of our currently outstanding shares under the SEDA unless shareholder approval is received.  In 2005, the Company sold

310,076 shares under the SEDA agreement for total proceeds of $376,500.  Subsequent to December 31, 2005, the Company has sold an additional 624,365 shares under the SEDA for an additional $1.5 million in proceeds.

On February 18, 2004, warrants for 500,000 shares of Common Stock were exercised at $6.91 per share, compared to the then current market price of $6.76 per share, by an institutional investor, and the expiration date of the remaining 585,973 warrants was extended until February 25, 2008, at an exercise price of $7.00 per share of common stock.  The remaining warrants were assigned and transferred to another institutional investor in 2004.  On March 9, 2006, in exchange for the Company’s agreement to reduce the exercise price to $2.04 per share, the Investor agreed to exercise the warrants for the full 585,973 shares for total proceeds of approximately $1.2 million.  In connection with these warrants, the Investor agreed that it would not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock, nor would it knowingly sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock.  The warrants and shares of Common Stock were issued in transactions exempt from Registration pursuant to Section 4(2) of the Securities Act.  The Company has registered the shares issuable upon exercise of the warrants for resale by the institutional Investor.

At December 31, 2005, the Company’s shareholder’s equity was $7,879,220, or $2,120,780 below the $10,000,000 required by NASDAQ; however, as noted above, the Company has subsequently raised an additional $2.7 million through the SEDA and warrant transactions so as to bring the Company into compliance with the NASDAQ equity requirement.

Information concerning the Company’s equity compensation plans is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the 2005 fiscal year.

The Company has a share repurchase program in place that initially authorized the purchase of up to $1,000,000 of the Company’s shares in the open market.  To date, only 34,750 shares aggregating $160,000 of the Company’s shares have been repurchased.  There was no repurchase activity during 2005.

Item 6.    SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001

Revenue	$23,045,657	$22,348,418	$18,086,711	$15,131,855	$19,937,461

Net (loss) income	$(2,848,748)	$(2,822,046)	$(2,256,770)	$(2,921,926)	$567,823

Net (loss) income per share, diluted	$(0.24)	$(0.24)	$(0.20)	$(0.26)	$0.05

Total assets	$13,118,263	$15,243,949	$14,167,257	$15,453,140	$13,240,928

Long-term debt obligations	$27,455	$45,580	$63,310	$90,530	$104,190

Cash dividends declared per common share	$—	$—	$—	$—	$—

Stockholders equity	$7,879,220	$10,367,690	$9,489,236	$11,261,458	$9,522,930

Working capital	$3,139,711	$4,215,573	$5,043,672	$8,787,502	$7,139,196

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates via two principal segments, BioSpherix and InfoSpherix.  BioSpherix develops proprietary products for commercial applications.  InfoSpherix provides contact center information and reservations services for government and industry.

InfoSpherix generates substantially all of the Company’s revenue.  In 2005, 2004, and 2003, InfoSpherix generated substantially all of its revenue from government customers.  The Company has developed a niche in providing campground and other reservation services via its ReserveWorld business line, which accounted for approximately 60%, 58%, and 49% of the Company’s revenue in 2005, 2004, and 2003.  During 2005, the company won reservation contracts from Orange County (California), the State of Pennsylvania, and the recompete of the State of Michigan contract.

In July 2005, Spherix filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (“NRRS”) contract to ReserveAmerica, a TicketMaster subsidiary.  The NRRS will provide reservation services for all Federal recreation facilities, including the National Park sites currently serviced by Spherix under its ongoing National Park Reservation Service (“NPRS”) contract with the Department of Interior.  On October 20, 2005, the Government Accountability Office (“GAO”) sustained Spherix’s challenge to the USDA Forest Service award and recommended that the Department of Agriculture reopen the competition and make a new award decision.  This is the second time that GAO has found the Forest Service’s attempt to award the NRRS contract to ReserveAmerica to be flawed.  The Department of Agriculture subsequently decided not to follow GAO’s decision and is seeking to proceed with the award of the NRRS contract to ReserveAmerica.  The Department of Agriculture has agreed not to proceed while the Court of Federal Claims hears Spherix’s appeal.  Meanwhile, the Company’s NPRS contract has been formally extended through September 30, 2006.  The Company has operated the NPRS contract for eight years; revenue recognized was $4.0 million, $3.9 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, or 17%, 17% and 23% of total revenue for each year.

BioSpherix engages in product development, notably tagatose.  The exclusive rights to manufacture tagatose have been licensed to a foreign entity along with the exclusive rights to sell tagatose for food and beverage uses.  Tagatose was first introduced in commercial products in 2003.  Beginning July 2003, the Company has earned approximately $5,000, $4,000, and $3,000 in royalty revenue for the years 2005, 2004, and 2003, respectively, which have been credited against Arla’s patent maintenance costs.  The royalties rates payable under the licensing agreement with Arla vary based on a complex matrix that is dependent on such factors as quantity, price and intended use.  The royalty rates under the original agreement with Arla contained rates payable during the patent term (referred to hereafter as “high-end royalties”) and lower rates payable after the patent term that continue for another five years after the last to expire patents.  The precise royalty rates have not been disclosed as they are proprietary and confidential.  As part of the fall 2003 settlement of the arbitration proceeding with its licensee, the parties agreed to extend the date through which the Company shall be entitled to high-end royalties for tagatose sales until at least March 25, 2011, and until August 25, 2016, subject to certain conditions.  Future royalties will depend on increased sales of this product by the licensee, which are outside of the control of the Company.  Development of sales for non-food uses of tagatose (“Naturlose”) retained by the Company may be further limited by the lack of adequate and continuing supply from Arla.

Results of Operations—2005 Compared with 2004

In 2005, the Company reported a net loss of $2.8 million ($0.24 per diluted share) on revenues of $23.0 million for the year, compared with a net loss of $2.8 million ($0.24 per diluted share) on revenues of $22.3 million in 2004.

Revenue

Revenue between years increased $697,000 (3%).  Revenue from the InfoSpherix Division increased $802,000 (4%) and the BioSpherix Division’s revenue decreased by $104,000 (82%).  The increased revenue from the InfoSpherix Division was less than anticipated as a result of an unexpected temporary funding shortage on one of our major Federal contracts that lasted for a period of four months until the Federal Government’s fiscal year ended September 2005, and from hurricanes and the rise in gasoline prices that impacted reservation sales on our park reservation contracts during the third quarter of 2005.  The Division also saw a decrease in revenue of approximately

$2.9 million between years as a result of the decrease in revenue under the new State of Maryland contract that started November 2004 and the IRS contract that ended in April 2004.  However, these set-backs were more than off-set by the division’s continued overall growth from the award of new contracts.  The revenue growth was primarily driven by contracts such as the Federal Retirement Thrift Investment Board that started in May 2004, the Georgia contract that started in March 2004, and from increases under existing contracts with the state of Ohio and the Office of Personnel Management.  The decrease in BioSpherix revenue was related to the discontinuance of the sale of FlyCracker in 2004.

Direct Contract and Operating Costs

Direct contract and operating costs increased $566,000 (3%) between years.  This increase included the recognition of a forward loss provision of $135,000 on one of the Company’s contracts.  The increase is also attributed to approximately $100,000 in start-up costs related to the new State of Pennsylvania contract that began in January 2006.  South Dakota operations operated at a break-even for 2005, up $100,000 from 2004.

Selling, General and Administrative

Selling, general and administrative expense (“S,G&A”) for 2005 decreased by $216,000 (4%) from that of the prior year.  In 2005, the Company cut its consulting costs by approximately $265,000, most of which were related to marketing.  The Company plans to increase its marketing staff in 2006 with the addition of two to three more sales persons for the purpose of pursuing government contact center opportunities.

Research and Development

Research and development costs increased $92,000 between years.  In 2004, the BioSpherix Division began a program of outsourcing development of its patented drug uses of Naturlose.  A research project was funded at the Albert Einstein College of Medicine to follow up on that institution’s discovery that Naturlose may lengthen shelf life of stored blood fractions and medicinal proteins.  In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  Contrary to earlier laboratory findings by Spherix, however, a human study at the University of Maryland School of Dentistry did not show anti-plaque activity.  Conditions in the mouth may have prevented the desired effect, according to the University researchers.  Spherix is currently following up on corrective suggestions made by the University, and may conduct new human trials if results warrant.

Depreciation and Amortization

Depreciation and amortization costs increased $297,000 (13%) between years as a result of investments of approximately $3 million in property and equipment added in the prior year, compared to investments of approximately $1.5 million in 2005.  The fixed asset investment in 2004 included approximately $900,000 used to upgrade computer software and hardware at our Cumberland call center facility and approximately $1 million in intangibles related to the March 1, 2004, purchase from Daksoft Inc.

InfoSpherix Operations

The following schedule summarizes the breakdown of InfoSpherix revenue between government and commercial contracts (in $000s):

	For the Year Ended December 31
	2005	2004

Government	$22,935	$22,054
Commercial	88	167
	$23,023	$22,221

As noted above, InfoSpherix revenue for 2005 increased $802,000 (4%) over that of the prior year.  The increased revenue from the InfoSpherix Division was less than anticipated as a result of an unexpected temporary funding shortage on one of our major Federal contracts that lasted for a period of four months until the Federal Government’s fiscal year ended September 2005, and from hurricanes and the rise in gasoline prices that impacted reservation sales on our park reservation contracts during the third quarter of 2005.  The Division also saw a decrease in revenue of approximately $2.9 million between years from the decrease in revenue under the new State of Maryland contract that started November 2004, and the IRS contract that ended in April 2004.  However, these set-backs were more than off-set by the division’s continued overall growth.  This revenue growth was primarily driven by contracts such as the Federal Retirement Thrift Investment Board that started in May 2004, Georgia that started in March 2004, and from increases under existing contracts such as Ohio and the Office of Personnel Management.  The fourth quarter in particular saw a significant improvement over the prior year, with an increase in revenue of $399,000 as a result of increased revenue in the Federal Retirement Thrift Investment Board contract and a general growth across the board on our existing reservation contracts.  This combined with a reduction in direct costs of $139,000 between the fourth quarter of 2005 and 2004, contributed to the $472,000 improvement in operations between quarters.

In 2005, Spherix won park reservation contracts for Orange County, California, the State of Pennsylvania, and the State of Michigan.  The Orange County contract consists of three base years and is valued at less than half a million.  The State of Pennsylvania contract is a five-year contract, consisting of one base year and four option years, valued at approximately $8 million.  The State of Michigan contract is a continuation of our current contract with the State.  The new contract is for five years, and consists of three base years plus two option years, valued at approximately $14 million.

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

Park reservation contracts now make up approximately 60% of the Company’s revenue and the Company is now one of only two major suppliers of campground reservation services in the U.S.

In July 2005, Spherix filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (“NRRS”) contract to ReserveAmerica, a TicketMaster subsidiary.  The NRRS will provide reservation services for all Federal recreation facilities, including the National Park sites currently serviced by Spherix under its ongoing National Park Reservation Service (“NPRS”) contract with the Department of Interior.  On October 20, 2005, the Government Accountability Office (“GAO”) sustained Spherix’s challenge to the USDA Forest Service award and recommended that the Department of Agriculture reopen the competition and make a new award decision.  This is the second time that GAO has found the Forest Service’s attempt to award the NRRS contract to ReserveAmerica to be flawed.  The Department of Agriculture subsequently decided not to follow GAO’s decision and is seeking to proceed with the award of the NRRS contract to ReserveAmerica.  The Department of Agriculture has agreed not to proceed while the Court of Federal Claims hears Spherix’s appeal.  Meanwhile, the Company’s NPRS contract has been formally extended through September 30, 2006.  The Company has operated the NPRS contract for eight years; revenue recognized was $4.0 million, $3.9 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, or 17%, 17% and 23% of total revenue for each year.

In 2004, the Company won the re-procurement of the Maryland information center contracts, which the company has operated since 1998.  The new contracts are for three years plus two additional option years.  The combined Maryland contracts contributed 12% to the Company’s revenues in 2005 and 22% in 2004.  The new contract started on November 1, 2004, and is subject to a more competitive pricing structure, which was necessary to win the recompete.  While Spherix was not the lowest bidder, the Company’s higher technical scoring resulted in the Company achieving an overall higher score than the competition.  Management is uncertain as to the long-term financial impact the price reduction will have over the course of the contract and believes that the lower rates may encourage the state to outsource more of its call center needs to Spherix under this contract.  The previous contract initially operated at a loss during its first year and had matured to a respectable contribution margin by the time the contract ended in late 2004.  This increase was gained through the continued outsourcing of more of the state’s call center needs to Spherix under the contract.  The new contract, which was bid at a lower contribution margin, is the principal cause for the decrease in operating income between years.  The Company hopes to increase the contribution margin over the next four years through continued expansion of services to the state and through cost reductions and other efficiency gains.  The Company is working to increase the amount of business performed under this contract as well as other contracts.  Starting October 1, 2005, as part of the cost reduction efforts, the Maryland contract began operating exclusively out of the Company’s Cumberland office instead of the Beltsville office, and its margins for the fourth quarter were now consistent with our other contracts.

Revenue from commercial contracts decreased between years.  Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenues.  Commercial contracts are being pursued by the Company, but the Company’s recent history has been that contracts have been received on a sporadic basis.

The Company’s business development group is targeting the government contact center and technology markets, and the ReserveWorld product and services market for continued growth.  Currently, the Company is bidding on several contracts and expects to bid on more contracts throughout the coming year, although no assurance can be given at this time that these efforts will result in new business for the Company.

BioSpherix Operations

The $104,000 decrease in the BioSpherix revenue from $127,000 to $23,000 between years was related to the discontinuance of the sale of FlyCracker in 2004.

BioSpherix is entitled to high end royalties from Arla’s sales of tagatose until at least 2011, and, depending upon certain conditions, until 2016.  The payments are net of accumulated and continuing foreign patent maintenance costs.  Accumulated patent maintenance costs were approximately $195,000 at year-end.

We have received minimal royalties from Arla in 2005, 2004, and 2003.  While tagatose has been introduced into several food and beverage products, Arla currently has insufficient sales volume and manufacturing capacity to produce tagatose at the rate necessary to generate meaningful royalties.  At present, Arla believes it has produced a sufficient backlog of inventory to satisfy its needs for the foreseeable future based on current demand, and accordingly has stopped production at its plant until there is a sufficient increase in the demand for tagatose.  Arla is currently having discussions with potential users and Arla has stated that any decision to construct a larger tagatose plant will depend on the ability to create greater market interest in tagatose.  Spherix is also pursing the possibility of other production options.

Commercialization of Naturlose will focus on its use as a sweetener or flavor enhancer in toothpaste, mouthwash, over-the-counter drugs, pharmaceuticals and other products to which the Company retains rights.

Sales Backlog

The Company’s funded and unfunded backlog as of December 31, 2005, was $72 million, compared to $61 million as of December 31, 2004.  In 2005, the Company won five year contracts with the States of Pennsylvania and Michigan.  In addition, the NPRS contract has been extended through September 30, 2006.

Results of Operations—2004 Compared with 2003

In 2004, the Company reported a net loss of $2.8 million ($0.24 per diluted share) on sales of $22.3 million for the year, compared with a net loss of $2.3 million ($0.20 per diluted share) on sales of $18.1 million in 2003.

Revenue

Revenue between the years 2004 and 2003 increased $4.3 million (24%).  Revenue from the InfoSpherix Division increased $5.2 million, and the BioSpherix Division’s revenue decreased approximately $900,000.  The increased revenue from the InfoSpherix Division was from the addition of five new government contracts that the Company won late in 2003 and early 2004, and from the purchase of six other state and county government reservation contracts in March 2004.  The decrease in the BioSpherix revenue was the result of $1 million that was recognized in 2003 as part of the Arbitration settlement with Arla Foods (see “BioSpherix Operations” below).

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

Net Loss

The Company incurred a $2.8 million loss in 2004 compared to a $2.3 million loss in 2003.  The loss incurred by InfoSpherix increased by approximately $1.3 million in 2004 due to the relocation of the Cumberland operations to a larger facility and to the addition of a Rapid City, South Dakota, contact center.  The loss incurred by BioSpherix decreased by approximately $700,000 between years due to the settlement of the Arla arbitration in late 2003, a $250,000 credit in 2004 against legal fees incurred in 2003, and the reduction in research and development activity.

InfoSpherix Operations

The following schedule summarizes the breakdown of InfoSpherix revenue between government and commercial contracts (in $000s):

	For the Year Ended December 31
	2004	2003

Government	$22,054	$16,247
Commercial	167	807
	$22,221	$17,054

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of the contingent assets and liabilities at the date of the financial statements and revenue and expenses for the period reported.  Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances.  These estimates are evaluated periodically and form the basis for making judgments regarding the carrying values of assets and liabilities and the reported amount of revenue and expenses.  Actual results may differ substantially from these estimates.

Spherix’s critical accounting policies are those it believes are the most important in determining its financial condition and results, and require significant subjective judgment by management as a result of inherent uncertainties.  A summary of the Company’s significant accounting policies is set out in the notes to the consolidated financial statements.  Such policies are discussed below.

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

Long-Lived Assets and Other Intangible Assets

Long-lived assets and other intangible assets are reviewed for impairment whenever the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition.

Allowances for Doubtful Accounts

We are required to estimate the collectibility of our trade receivables.  A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of past due balances. We evaluate specific accounts when we become aware of information indicating that a customer may not be able to meet its financial obligations.

New Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees and Related Interpretations.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. In April 2005, the SEC announced that the accounting provisions of
SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Accounting for Stock-Based Compensation” above for the pro forma net loss and net loss per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect the adoption could have a significant impact on our consolidated statements of operations and net loss per share related to any future stock option compensation grants.

Accounting changes and error corrections

In May 2005, the Financial Accounting Standards Board issued Statement 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.  Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so.  This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of Statement 154 will have a significant effect on its financial statements.

Liquidity and Capital Resources

Working capital as of December 31, 2005, was $3.1 million, which represents a $1.1 million decrease from working capital of $4.2 million at December 31, 2004.  The decrease in working capital is related to operating losses and continued investment in our business.

Spherix renewed its Line-of-Credit (the “Agreement”) with Bank of America (the “Bank”) on December 29, 2005, which provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.4 million at December 31, 2005, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR rate, which was 6.29% at year-end.  The total amount available for further advance to the Company was $551,000 under the Agreement at December 31, 2005.  As a result of the creation of InfoSpherix as a wholly-owned subsidiary, management no longer considers maintaining a bank line of credit for the parent company, Spherix, necessary, and, therefore has decided not to renew the above Agreement when it matures on March 31, 2006.  On March 31, 2006, the Company entered into a new agreement with the Bank to establish a bank Line-of-Credit (“New Agreement”) for the subsidiary, InfoSpherix Incorporated.  Management considers the creation of this credit facility for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations.  The New Agreement provides for borrowings up to $1.5 million, is collateralized by the subsidiary’s assets, contains covenants on tangible net worth and funded debt to EBITDA ratios, and matures on March 31, 2007.  Such covenants could have a limiting effect on the amount of cash that the subsidiary can transfer to Spherix.  The interest rate under the New Agreement is based on the LIBOR rate plus 300 basis points.

InfoSpherix Incorporated intends to finance its furniture and equipment needs through financing or leasing arrangements where practicable, including those for a new call center facility in Indiana as well as those related to the start-up costs of new contracts.

Cash flow for the year ended December 31, 2005, reflects a net cash outflow of $808,000, consisting of $526,000 used in operating activities, $659,000 used in investing activities, and $377,000 provided by financing activities.  The $140,000 increase in cash used in operating activities in 2005 from that of the prior year was primarily due to funding issues on one of our contracts and the lower margins on the Maryland contract during the first nine months of the year.  The $3.3 million decrease in investing activities is directly related to the 2004 purchase of certain assets of Daksoft, Inc., and to the 2004 property and equipment and leasehold improvements related to the new Cumberland and Annapolis leases.  The 2004 investing activities were primarily financed through the proceeds of $3.5 million from the February 18, 2004 exercise of warrants by an institutional investor.

Trends and Outlooks

The InfoSpherix business continues to enjoy many successes, including:

•                  On October 20, 2005, the GAO sustained our challenge to the USDA Forest Service award of the NRRS contract to a competitor.  The Department of Agriculture has subsequently decided not to follow GAO’s decision and is seeking to go ahead and award the NRRS contract to ReserveAmerica.  Spherix has filed an appeal of this action with the Court of Federal Claims.  This action has resulted in an extension of our current National Park Service Reservation contract through September 30, 2006.

•                  In January 2006, the InfoSpherix business started operating as a wholly-owned subsidiary of Spherix Incorporated under the name “InfoSpherix Incorporated”.

•                  In 2005, the Company won a new five-year contract with the State of Pennsylvania for park reservations.  Revenue on the contract will begin to be realized starting in 2006.

•                  The Company recently won the State of Michigan park reservation contract for another five years.  Under the new contract, the call center operations are required to be located in the State of Michigan; accordingly, Spherix has partnered with an in-state subcontractor.  Spherix has noticed an increasing trend among states to include such requirements in their contracts.

•                  The InfoSpherix Division was successful in increasing its sales backlog between December 31, 2004 and December 31, 2005, to a record level of $72 million.  The extension of the National Park Service Reservation contract through September 30, 2006 accounted for $3.8 million of the increase in the sales backlog; the rest of the increase was from the award of new government contracts, including the renewal of the Michigan reservation contract and the contracts acquired from Daksoft, Inc.

•                  Since 1998, InfoSpherix has grown its government park reservation business from one contract to seventeen government reservation contracts, and six new state reservation contracts will be available for InfoSpherix to bid on in 2006.  InfoSpherix’s reservation business accounted for over 60% of the Company’s revenue in 2005.  InfoSpherix is now one of only two major suppliers of Government campground reservation services in the U.S.

•                  In October 2005, the operations of the State of Maryland contract were moved from the Beltsville facility to the Cumberland facility, where the Company will be able to operate the contract more cost efficiently.

•                  On February 8, 2006, the Company signed an agreement to lease 12,805 square feet of facility space in Indiana effective March 15, 2006, plus an additional 5,796 square feet starting January 1, 2007, for use as a call center to replace the current operation in South Dakota and to provide the InfoSpherix Division with additional space for growth.  The current facility lease in South Dakota ends April 30, 2006; however, the Company is negotiating to extend this through December 31, 2006, so as to avoid a transition during the Company’s peak reservation months.  Some of the furniture and equipment for the Indiana facility will be relocated from the Beltsville call center and the rest will be purchased or leased.

•                  The newly-formed InfoSpherix Incorporated subsidiary has entered into its own bank line of credit.  The line contains covenants on tangible net worth and funded debt to EBITDA ratios.  Such covenants could have a limiting effect on the amount of cash that can be transferred to Spherix.  The InfoSpherix subsidiary will also be pursuing financing arrangement for purchases of property and equipment.

Our BioSpherix business continues in its development stage:

•                  Our entitlement to royalties for tagatose food and beverage use is totally dependent on the success of Arla, our licensee.  At present, Arla believes it has produced a sufficient backlog of inventory to satisfy its needs for the foreseeable future based on current demand, and accordingly has stopped production at its pilot plant until there is a sufficient increase in the demand for tagatose.  Arla continues to state that it must see greater demand for the product before it could commit to building a larger manufacturing facility.  To date, Arla has not decided to build a larger manufacturing facility, which is key to any significant royalties payable to us.  The construction of such a plant is estimated to take 18 to 24 months, during which time royalties from Arla will remain limited.  Spherix is also pursuing the possibility of other production options.

•                  BioSpherix has purchased limited quantities of tagatose from Arla for use as Naturlose in selling for non-food uses by such product manufacturers, including uses in toothpaste, mouthwash, cough syrup, and a fiber digestive aid, for which Spherix has developed prototypes.  We are exploring licensing opportunities for BioSpherix prototypes with some oral care manufacturers.

•                  The BioSpherix Division’s emphasis is being directed toward clinical trials to promote the non-food benefits of Naturlose, with the focus on Naturlose’s potential use for diabetics, providing increased shelf life for blood, blood products and other medicinal proteins, and for its use as an anti-plaque agent.  Patient recruitment for the diabetes clinical trials is expected to begin in 2006.  The trials could last as little as two years.  More than 200 subjects from the United States and abroad, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat Type 2 diabetes.  A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.  Because Naturlose has already been established as a substance “Generally Recognized as Safe” under FDA regulations, Spherix believes the elapsed time to approval should be shorter than that for most new drugs.  A successful Phase 3 trial would permit Spherix to file a New Drug Application with the FDA, the approval of which would be the final step before marketing Naturlose as a diabetes-fighting pharmaceutical.  The FDA generally decides on such applications within one year.

On June 8, 2005, the NASDAQ National Market advised the Company that the Company’s stockholders’ equity had decreased below the $10 million minimum requirement.  NASDAQ gave the Company until September 1, 2005, to correct this situation, which the Company achieved through its third quarter earnings.  However, anticipating the normal seasonal losses that the company incurs in the first and fourth quarters, the Company entered into the SEDA on July 22, 2005, with a view to selling additional shares of common stock as necessary to maintain compliance with NASDAQ listing requirements.  At December 31, 2005, the Company’s shareholder’s equity was $7,879,220, or $2,120,780 below the $10,000,000 required by NASDAQ; however, through March 10, 2006, the Company has subsequently raised an additional $2.7 million through the SEDA and warrant transactions in order to bring the Company into compliance with the NASDAQ equity requirement.  If the Company is unsuccessful in maintaining the required equity balance in future periods, then the Company will apply to register its shares of common stock on the NASDAQ Small Cap exchange.

Contractual Obligations

The following table summarizes the Company’s known contractual obligations at December 31, 2005, and indicates the year payments are due.  In some cases estimates have been used where the exact amount and/or timing of the obligation is not presently known.  The table does not include ordinary accounts payable and payroll type obligations and does not include estimates for future interest obligation payments under the Company’s bank line of credit noted above in the Liquidity and Capital Resources sections.  The Company’s Debt Obligation, as of December 31, 2005, consisted solely of the bank line of credit noted above.

(numbers in 000’s)

			2007 -	2009 -
	Total	2006	2008	2010	Thereafter
Debt Obligations	$1,449	$1,449	$—	$—	$—
Capital Lease Obligations	44	27	17	—	—
Operating Lease Obligations	3,351	1,204	1,977	170	—
Purchase Obligations	1,151	1,151	—	—	—
Post-retirement Obligations	747	116	199	245	187
Total	$6,742	$3,947	$2,193	$415	$187

No dividends were paid in 2005 and none are anticipated in 2006.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its debt and its available cash by considering available investment opportunities, risks, tax consequences and overall financing strategies.

At December 31, 2005, the Company did not have any fixed-rate indebtedness and had approximately $1.4 million of variable-rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming year-end 2005 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $10,000.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 follow.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Statements of Operations for the years ended December 31, 2005, 2004, and 2003
Balance Sheets as of December 31, 2005 and 2004
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Spherix Incorporated

We have audited the accompanying balance sheets of Spherix Incorporated (a Delaware corporation) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spherix Incorporated as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Vienna, Virginia

March 10, 2006 (except for Note 6, as to which the date is March 31, 2006)

Spherix Incorporated

Statements of Operations

For the years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Revenue	$23,045,657	$22,348,418	$18,086,711

Operating expense
Direct contract and operating costs	17,928,018	17,362,430	12,224,650
Selling, general and administrative expense	5,141,173	5,357,435	6,242,811
Research and development expense	288,112	196,364	390,893
Depreciation and amortization expense	2,574,247	2,277,682	1,503,003
Total operating expense	25,931,550	25,193,911	20,361,357

Loss from operations	(2,885,893)	(2,845,493)	(2,274,646)

Interest income (expense), net	37,145	23,447	17,876

Loss before taxes	(2,848,748)	(2,822,046)	(2,256,770)
Income tax expense	—	—	—

Net loss	$(2,848,748)	$(2,822,046)	$(2,256,770)

Net loss per share, basic	$(0.24)	$(0.24)	$(0.20)
Net loss per share, diluted	$(0.24)	$(0.24)	$(0.20)

Weighted average shares outstanding, basic	12,037,479	11,890,470	11,378,309
Weighted average shares outstanding, diluted	12,037,479	11,890,470	11,378,309

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Balance Sheets

As of December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$2,667,733	$3,475,846
Restricted investments	2,000,000	2,700,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	2,139,061	1,742,699
Other receivables	271,287	140,314
Prepaid expenses and other assets	582,279	638,983
Total current assets	7,660,360	8,697,842

Property and equipment, net of accumulated depreciation of $6,077,074 and $5,172,785	4,603,032	5,517,279
Patents, net of accumulated amortization of $402,026 and $247,374	854,871	1,028,828
Total assets	$13,118,263	$15,243,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,449,318	$1,966,784
Accounts payable and accrued expenses	1,950,584	1,493,683
Accrued salaries and benefits	1,104,102	969,046
Capital lease obligations	16,645	18,124
Deferred revenue	—	34,632
Total current liabilities	4,520,649	4,482,269

Capital lease obligations, net of current position	10,810	27,456
Deferred compensation	511,325	125,959
Deferred rent	196,259	240,575
Total liabilities	5,239,043	4,876,259

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 12,448,456 and 12,031,395 issued, 12,368,018 and 11,950,957 outstanding at December 31, 2005 and 2004, respectively	62,242	60,157
Paid-in capital in excess of par value	23,521,109	23,162,916
Treasury stock, 80,438 shares, at cost at December 31, 2005 and 2004, respectively	(464,786)	(464,786)
Accumulated deficit	(15,239,345)	(12,390,597)
Total stockholders’ equity	7,879,220	10,367,690
Total liabilities and stockholders’ equity	$13,118,263	$15,243,949

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2005, 2004 and 2003

			Paid-in			Retained Earnings
	Common Stock		Capital in Excess of Par	Treasury Stock		(Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance, December 31, 2002	11,412,545	$57,063	$18,906,610	61,488	$(390,434)	$(7,311,781)	$11,261,458

Issuance of common stock
Exercise of employee stock options	74,025	370	455,127	—	—	—	455,497
Cost of stock issuance	—	—	(2,000)	—	—	—	(2,000)
Stock-based compensation	—	—	31,050	—	—	—	31,050
Net loss	—	—	—	—	—	(2,256,770)	(2,256,770)
Balance, December 31, 2003	11,486,570	57,433	19,390,787	61,488	(390,434)	(9,568,551)	9,489,235
Issuance of common stock
Sale of common stock in private placement, net	43,029	215	282,715	—	—	—	282,930
Proceeds from Employee Stock Purchase Plan	1,796	9	7,739	—	—	—	7,748
Exercise of stock warrants	500,000	2,500	3,450,625	—	—	—	3,453,125
Purchase of treasury stock	—	—	—	18,950	(74,352)	—	(74,352)
Stock-based compensation	—	—	31,050	—	—	—	31,050
Net loss	—	—	—	—	—	(2,822,046)	(2,822,046)
Balance, December 31, 2004	12,031,395	60,157	23,162,916	80,438	(464,786)	(12,390,597)	10,367,690
Issuance of common stock
Sale of common stock in private placement, net	410,076	2,050	312,428	—	—	—	314,478
Proceeds from Employee Stock Purchase Plan	6,985	35	14,715	—	—	—	14,750
Stock-based compensation	—	—	31,050	—	—	—	31,050
Net loss	—	—	—	—	—	(2,848,748)	(2,848,748)
Balance, December 31, 2005	12,448,456	$62,242	$23,521,109	80,438	$(464,786)	$(15,239,345)	$7,879,220

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net loss	$(2,848,748)	$(2,822,046)	$(2,256,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,574,247	2,277,682	1,503,002
Provision for uncollectible accounts receivable	—	(5,000)	(51,000)
Loss on disposal or write-down of assets	8,576	11,426	30,896
Loss on write-down of patents	13,254	—	28,572
Stock-based compensation	31,050	31,050	31,050
Changes in assets and liabilities:
Trade accounts receivable	(396,362)	(245,972)	728,744
Other receivables	(130,973)	(123,131)	(3,839)
Prepaid expenses and other assets	56,704	214,320	(104,076)
Accounts payable and accrued expenses	(139,906)	221,503	499,728
Deferred rent	(44,316)	16,330	9,369
Deferred compensation	385,366	3,304	9,768
Deferred revenue	(34,632)	34,632	(1,103,662)

Net cash used in operating activities	(525,740)	(385,902)	(678,218)

Cash flows from investing activities
Purchase of property and equipment	(1,359,283)	(3,212,340)	(2,246,219)
Restricted cash	700,000	—	(2,700,000)
Proceeds from the sale of property and equipement	—	1,093	—
Additions to patent costs	—	(7,736)	(18,386)
Purchase of certain assets of Daksoft, Inc.	—	(700,000)	—

Net cash used in investing activities	(659,283)	(3,918,983)	(4,964,605)

Cash flows from financing activities
Net change on bank line of credit	(517,466)	250,041	994,359
Net change in book overdraft	583,273	(99,780)	(166,882)
Payments on capital lease obligations	(18,125)	(17,730)	(27,220)
Proceeds from issuance of common stock, net	329,228	3,455,551	453,498
Purchase of treasury stock	—	(74,352)	—

Net cash provided by financing activities	376,910	3,513,730	1,253,755

Net decrease in cash and cash equivalents	(808,113)	(791,155)	(4,389,068)
Cash and cash equivalents, beginning of year	3,475,846	4,267,001	8,656,069

Cash and cash equivalents, end of year	$2,667,733	$3,475,846	$4,267,001

Supplemental cash flow information
Interest paid	$75,802	$60,550	$34,763
Property and equipment financed by accounts payable	$214,721	$66,131	$276,193

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Notes to Financial Statements

1.             Summary of Significant Accounting Policies

Nature of Business

Spherix Incorporated was founded in 1967, is incorporated in Delaware, and maintains three facilities in Maryland, including its corporate headquarters in Beltsville, and one facility in South Dakota.  The Company consists of a biotechnology division (“BioSpherix”) and an information services division (“InfoSpherix”).  BioSpherix is dedicated to research, development, and productization of proprietary products.  InfoSpherix operates contact center services providing consulting, information management, and materials management to the public as well as reservation and tourism solutions.  These services are provided primarily under government contracts.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2005, the Company had approximately $2.3 million invested in treasury funds with a maturity of three months or less, which are included as cash and cash equivalents.

Concentrations

During 2005, revenue from four major government contracts accounted for 17%, 16%, 12%, and 12% of the Company’s total revenue.  No other contracts were greater than 10%.  At December 31, 2005, four major contracts constituted 75% of the trade accounts receivable, the components of which were 30%, 16%, 15% and 14%.  No other single contract was greater than 10% of total trade accounts receivable.  Receivables from Federal and state government agencies represented 91% of the total trade accounts receivable.

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

Property and Equipment and Depreciation

Property and equipment are stated at cost and consist of office furniture and equipment, computer hardware and software, leasehold improvements, and capital leases.  Computer hardware and software include the cost of internally developed software programs, which have long-term benefits.  The Company has developed and continues to develop a large variety of software applications that are used in the performance of its multiple contact center and park reservation contracts.  These applications are designed to aid our telephone operators in providing information to the public as well as collecting caller information.  The Company has also developed software applications that we use to process park reservation transactions.  The Company capitalizes the labor and fringe costs incurred by our software programmers in the development of these applications as well as the costs incurred in creating functionality enhancements.  In 2005, the Company capitalized approximately $804,000 in internally developed software.  The Company computes depreciation and amortization under the straight-line method and typically over the following estimated useful lives of the related assets:

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

Inventory

Included in prepaid expenses at December 31, 2005, is approximately $11,000 of Naturlose inventory.  The inventory is valued at lower of cost or market.

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

Revenue Recognition

Revenue is recognized using the following methods depending upon the terms of the contracts:  time and materials or fixed price.  Revenue under time and materials contracts is recognized at contractually agreed-upon rates based upon direct labor hours expended and other direct costs incurred.  Revenue for fixed-price contracts is recognized using unit-of-delivery methods.  Losses, if any, on contracts are recorded during the period when first determined.

Direct Contract and Operating Costs

The Company’s direct contract and operating costs consist primarily of labor and fringe costs for contact center personnel, subcontractors, telephone related costs, depreciation on computer hardware and software and related facilities costs.

Selling, General and Administrative Expense

The Company’s selling, general and administrative expenses consist primarily of executive management salaries and fringes, sales and marketing costs, finance and accounting, human resources, as well as general corporate costs and costs related to being a public company.

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

Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation.  Accordingly, because the exercise price of options granted has typically been at market price, no compensation cost has been recognized, with the exception of approximately $31,050 of compensation expense recognized in 2005, 2004 and 2003 as a result of issuing certain option grants at below fair market value in 2002.  In 2003, the Company realized a net benefit from stock-based employee compensation as a result of options that were forfeited upon the termination of the employment of the Company’s former President and COO.  The Company elected the “disclosure only” presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted with exercise prices at or above fair market value.  Starting in the first quarter of 2006, the Company will be required to adopt Statement of Financial Accounting Standards No. 123-revised 2004, “Share-Based Payment” (“SFAS 123R”) (see “New Accounting Pronouncements” below).

On November 4, 2005, the Company had a total of 176,658 previously unvested stock options outstanding.  The exercise prices of all of these options were greater than the fair value of the Company’s stock.  At the Board of Directors meeting on this day, the Board members voted to fully vest all of the then outstanding stock options.  The average weighted exercise price of these options was $7.98.  The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing the future compensation expense for these options upon adoption of “SFAS 123R.”  The related future stock-based employee compensation expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $562,000, and had the effect of increasing the 2005 proforma loss from $3,110,977 to $3,672,738 and the proforma loss per share from $(0.26) to $(0.31).

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the pro-forma net loss and net loss per share resulting from applying SFAS 123.

		2005	2004	2003
Net loss, as reported		$(2,848,748)	$(2,822,046)	$(2,256,770)
Add: stock-based employee compensation expense included in reported net loss		31,050	31,050	31,050
(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards		(855,040)	(605,051)	145,072
Pro forma net loss		$(3,672,738)	$(3,396,046)	$(2,080,648)
Net loss per share – basic	As reported	$(0.24)	$(0.24)	$(0.20)
	Pro forma	$(0.31)	$(0.29)	$(0.18)
Net loss per share – diluted	As reported	$(0.24)	$(0.24)	$(0.20)
	Pro forma	$(0.31)	$(0.29)	$(0.13)

Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  At December 31, 2005, the Company had outstanding 585,973 warrants and 507,200 options.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, totaled 389 at December 31, 2005.

	2005	2004	2003

Weighted average shares outstanding, basic	12,037,479	11,890,470	11,378,309
Weighted average dilutive common stock equivalents	—	—	—
Weighted average shares outstanding, diluted	12,037,479	11,890,470	11,378,309

New Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees and Related Interpretations.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Accounting for Stock-Based Compensation” above for the pro forma net loss and net loss per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect the adoption could have a significant impact on our consolidated statements of operations and net loss per share related to any future stock option compensation grants.

Accounting changes and error corrections

In May 2005, the Financial Accounting Standards Board issued Statement 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.  Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so.  This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of Statement 154 will have a significant effect on its financial statements.

2.             Restricted Investments

At December 31, 2005 and 2004, the Company held $2,000,000 and $2,700,000 in restricted investments, respectively.  The December 31, 2004, balance consisted of $2,000,000 in a restricted certificate of deposit as collateral on the Company’s bank line of credit and $700,000 in a restricted certificate of deposit as collateral for a performance bond.  During 2005, the Company received a release from the performance bond collateral restriction.  At December 31, 2005, the restricted investments consisted solely of the $2,000,000 restricted as collateral on the Company’s bank line of credit.  The Company will receive a release from the bank line of credit restriction when the line of credit matures on March 31, 2006, (see Note 6 “Line of Credit”).  The related certificate of deposit matures on June 30, 2006.

3.             Allowance for Doubtful Accounts

Management regularly reviews the accounts receivables for uncollectible and potentially uncollectible accounts and when necessary establishes an allowance for doubtful accounts.

Balance, December 31, 2002	$71,000
Write-off of uncollectible accounts	(1,000)
Valuation adjustment	(50,000)
Balance, December 31, 2003	20,000
Write-off of uncollectible accounts	(9,000)
Valuation adjustment	4,000
Balance, December 31, 2004	15,000
Write-off of uncollectible accounts	—
Valuation adjustment	—
Balance, December 31, 2005	$15,000

4.             Property and Equipment

The components of property and equipment as of December 31, at cost are:

	2005	2004
Computer software	$4,222,000	$3,639,000
Computer hardware	4,487,000	5,050,000
Office furniture and equipment	627,000	609,000
Leasehold improvements	1,272,000	1,306,000
Capital leases	72,000	86,000
Total cost	10,680,000	10,690,000
Accumulated depreciation and amortization (including capital lease accumulated depreciation of $47,000 and $41,000	(6,077,000)	(5,173,000)
Property and equipment, net	$4,603,000	$5,517,000

5.             Intangible Assets

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus 43,029 shares valued at $288,000 of the Company’s common stock (subject to certain restrictions).  The Company assessed the value of the purchased contracts to be $976,000 and will amortize $139,000 annually over seven years, the estimated life of the contracts.  In 2005 and 2004, the Company recognized a total of $139,000 and $116,000 in related amortization expense.

6.             Debt

Line of Credit

Spherix renewed its Line-of-Credit (the “Agreement”) with Bank of America (the “Bank”) on December 29, 2005, which provides for borrowing up to $2 million.  Outstanding borrowings under the Agreement aggregated $1.4 million at December 31, 2005, and are collateralized by a restricted $2.0 million certificate of deposit.  The interest rate under the agreement is based on the LIBOR rate, which was 6.29% at year-end.  The total amount available for further advance to the Company was $551,000 under the Agreement at December 31, 2005.  As a result of the creation of InfoSpherix as a wholly-owned subsidiary, management no longer considers maintaining a bank line of credit for the parent company, Spherix, necessary, and, therefore has decided not to renew the above Agreement when it matures on March 31, 2006.  On March 31, 2006, the Company entered into a new agreement with the Bank to establish a bank Line-of-Credit (“New Agreement”) for the subsidiary, InfoSpherix Incorporated.  Management considers the creation of this credit facility for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations.  The New Agreement provides for borrowings up to $1.5 million, is collateralized by the subsidiary’s assets, contains covenants on tangible net worth and funded debt to EBITDA ratios, and matures on March 31, 2007.  Such covenants could have a limiting effect on the amount of cash that the subsidiary can transfer to Spherix.  The interest rate under the New Agreement is based on the LIBOR rate plus 300 basis points.

7.             Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2005	2004

Accrued expenses	$542,000	$436,000
Book overdraft	644,000	61,000
Accounts payable	765,000	997,000
	$1,951,000	$1,494,000

8.             Stockholder Equity

Private Placements

The Company determined that, as of June 30, 2005, it was approximately $454,000 short of meeting NASDAQ’s National Market listing requirement of maintaining a minimum of $10,000,000 in shareholders’ equity.  NASDAQ gave the Company until September 1, 2005, to correct this situation, which the Company achieved through its third quarter results.  However, in anticipation of incurring losses due to seasonal fluctuations in the InfoSpherix business segment that occurs in the first and fourth quarters of the year, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”) on July 22, 2005.  Under the SEDA, Spherix can require Cornell to purchase up to $4,000,000 of the Company’s common stock over a two-year period following the effective date, October 12, 2005, of the registration covering the shares of our common stock to be sold to Cornell.  The SEDA establishes what is sometimes termed an “equity line of credit” or an “equity draw-down facility.”  The $4,000,000 facility may be drawn down upon by us in installments, the maximum amount of each of which is limited to $350,000.  For each share of common stock purchased under the SEDA, Cornell will pay 95% of the lowest volume weighted average price (“VWAP”) of our shares during the five trading days following our draw down notice to Cornell.  The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service.  In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of our shares sold on that day.  We are also committed to pay to Cornell an amount equal to 5% of each purchase of our common stock made by Cornell under the SEDA.  Under the terms of the SEDA agreement, we are not obligated to draw down on the SEDA facility, but once we satisfy normal conditions for this type of transaction, we have the right to require Cornell to purchase our common stock.  In connection with the SEDA, we have issued to Cornell 95,000 shares of our common stock and paid a due diligence fee of $5,000.  We also paid Yorkville Advisors Management, LLC, the investment manager for Cornell, a structuring fee of $15,000, and on each sale under the SEDA we will pay an additional structuring fee of $500.  Newbridge Securities Corporation acted as our placement agent for the SEDA, and we paid that firm a fee of 5,000 shares of our common stock valued at $10,000.  We also granted Newbridge Securities Corporation piggy-back registration rights covering these shares.  Registration of our common shares covered under the SEDA was completed in October 2005.  During the term of the SEDA, our Officers and Directors have agreed not to sell any of their shares of our common stock, except to the extent permitted under Rule 144.  The number of shares of our common stock issuable to Cornell under the SEDA is subject to a 9.99% cap on the beneficial ownership that Cornell and its affiliates may have at the time of each installment (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act).  Further, we may not issue more than 19.99% of our currently outstanding shares under the SEDA unless shareholder approval is received.  Fees paid through cash and common stock to Cornell, Yorkville Advisors, and Newbridge Security totaling $220,000 were charged against the proceeds of the initial draw on the facility.  In 2005, the Company sold 310,076 shares under the SEDA agreement for total proceeds of $376,500.  Subsequent to December 31, 2005, the Company sold an additional 624,365 shares under the SEDA for an additional $1.5 million in proceeds.

On February 18, 2004, warrants for 500,000 shares of Common Stock were exercised at $6.91 per share, compared to the then current market price of $6.76 per share, by an institutional investor, and the expiration date of the remaining 585,973 warrants held by the investor was extended until February 25, 2008, at an exercise price of $7.00 per share of common stock.  Such warrants were subsequently assigned and transferred to another institutional investor in 2004.  On March 9, 2006, in exchange for the Company’s agreement to reduce the exercise price to $2.04 per share, the Investor agreed to exercise the warrants for the full 585,973 shares for total proceeds of approximately $1.2 million.  In connection with these warrants, the new holder of the warrants agreed that it would not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock, nor would it knowingly sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock.  The warrants and shares of Common Stock were issued in transactions exempt from Registration pursuant to Section 4(2) of the Securities Act.  The Company has registered the shares issuable upon exercise of the warrants for resale by the institutional investor.

At December 31, 2005, the Company’s shareholder’s equity was $7,879,220, or $2,120,780 below the $10,000,000 required by NASDAQ; however, the Company has subsequently raised an additional $2.7 million through the SEDA and warrant transactions so as to bring the Company into compliance with the NASDAQ equity requirement.

Stock Option Plan

The Company has an Employees’ Stock Option Plan (the “Plan”) which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers and Directors and other key employees to purchase up to 1,000,000 shares of common stock in amounts determined by the Compensation Committee of the Board of Directors through December 31, 2007.  During 2005, 2004, and 2003, 12,500, 60,000, and 407,800 options were granted under the Plan, respectively.  At December 31, 2005, 402,000 options were available for grant under the Plan.  During 2003, 14,000 options were granted outside the Plan to Directors.

On November 4, 2005, the Company had a total of 176,658 previously unvested stock options outstanding.  The exercise prices of all of these options were greater than the fair value of the Company’s stock.  At the Board of Directors meeting on this day, the Board members voted to fully vest all of the then outstanding stock options.  The average weighted exercise price of these options was $7.98.  The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing the future compensation expense for these options upon adoption of “SFAS 123R.”  The related future stock-based employee compensation expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $562,000, and had the effect of increasing the 2005 proforma loss from $3,110,977 to $3,672,738 and the proforma loss per share from $(0.26) to $(0.31).

Activity for the three years ended December 31, 2005, for all option grants is shown below:

	2005 Shares	2005 Weighted Average Exercise Price	2004 Shares	2004 Weighted Average Exercise Price	2003 Shares	2003 Weighted Average Exercise Price
Outstanding at beginning of year	677,800	$7.82	653,650	$7.97	911,475	$7.52
Granted	12,500	$3.41	60,000	$5.98	421,800	$7.76
Exercised	—	$—	—	$—	(74,025)	$6.15
Expired or forfeited	(183,100)	$7.79	(35,850)	$7.36	(605,600)	$7.36
Outstanding at end of year	507,200	$7.73	677,800	$7.82	653,650	$7.97

Options exercisable at end of year	507,200		345,822		305,404
Weighted-average fair value of options granted during the year	$1.92		$3.22		$3.23

Price range of options
Outstanding	$2.25-$10.51		$2.25-$10.51		$2.25-$10.51
Exercised	$—		$—		$5.78-$6.44
Expired or forfeited	$6.35-$9.55		$6.00-$9.55		$5.78-$9.55

The following table summarizes information with respect to stock options outstanding at December 31, 2005:

Range of Exercise Price	Number of Options Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.25 - $4.99	97,500	2.4	$4.12
$6.35 - $7.84	84,850	2.0	$6.74
$8.09 - $10.51	324,850	3.5	$9.07
	507,200

The following table summarizes information with respect to stock options outstanding at December 31, 2005:

Year of Option Expiration	Number of Options	Weighted Average Exercise Price	Price Range
2006	34,100	$9.75	$9.55-$10.51
2007	137,550	$6.28	$2.25-$10.51
2008	193,050	$8.28	$6.35-$8.67
2009	30,000	$4.99	$4.99
2010	12,500	$3.41	$3.41
2011	100,000	$9.34	$9.34

All Years	507,200

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with SFAS 123.

	2005	2004	2003
Risk-free interest rate	5.11%	4.28%	3.12%
Expected life (years)	4	4	4-6
Volatility	69.6%	66.8%	55.3%
Dividend yield	0%	0%	0%

Treasury Stock Transactions

During 2004, the Company purchased 18,950 shares of Common Stock at a total cost of $74,352.  No treasury transactions occurred in 2005 or 2003.

9.             Income Taxes

There was no income tax expense for the years 2005, 2004, and 2003 as a result of net losses and the net operating loss carryforwards and increases in the valuation allowance.

The tax effect of significant temporary differences representing deferred tax assets as of December 31, 2005 and 2004, is as follows:

	2005		2004
	Current	Non-Current	Current	Non-Current
Property and equipment	$—	$(762,137)	$—	$(901,473)
Deferred rent	75,795	—	65,876	—
Accrued vacation	70,218	—	55,600	—
Allowance for doubtful accounts	5,793	—	5,793	—
Deferred revenue	—	—	—	13,375
Deferred compensation	—	241,443
Forward loss provision	52,137	—
Net operating loss carryforward	—	7,353,528	—	6,612,253
Accrued bonus	32,055	—	—	48,646
Other	(10,728)	—	(10,192)	—

	225,270	6,832,834	117,077	5,772,801
Valuation allowance	(225,270)	(6,832,834)	(117,077)	(5,772,801)

Deferred tax asset	$—	$—	$—	$—

Approximately $2.3 million in U.S. tax net operating losses was created in 2005.  The Company has $19.0 million in net operating loss carryforwards that will be available to offset regular taxable U.S. income during the carryforward period, which will begin to expire in 2018.  Based on the Company’s loss in 2005 and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.  During fiscal year 2005, the Company increased the allowance in the amount of $1.2 million to fully reserve the net deferred tax asset at December 31, 2005.  At December 31, 2005, approximately $388,000 of the valuation allowance, related to benefits from stock compensation, will be credited to “paid in capital” when recognized in future periods.

Reconciliation between actual tax expenses and taxes computed at the statutory Federal rate of 34 percent for 2005, 2004, and 2003 are as follows:

	2005	2004	2003
U.S. Federal income tax rate at 34%	$(968,575)	$(959,495)	$(767,302)
State taxes, net of federal tax benefit	(131,612)	(130,378)	(104,263)
Change in valuation allowance	1,168,226	1,099,331	883,014
Expenses not deductible for tax purposes	13,195	13,269	34,448
Valuation allowance related to stock compensation	—	—	(45,818)
Adjustment for prior year taxes	(81,234)	(22,727)	(79)

Income tax provision (benefit)	$—	$—	$—

10.          Commitments and Contingencies

Government Contracts

The principal portion of the Company’s revenue has been generated under government contracts, by the InfoSpherix Division.  These contracts are awarded pursuant to a competitive bidding process.  As of December 31, 2005, none of the Company’s contracts were under protest.  The Government has the right to audit billings and Spherix does not expect adjustments to such billings.

Leases

The Company has various commitments under capital and operating leases through 2010 relating to office equipment, its call center facility in Cumberland, Maryland, its call center facility in Rapid City, South Dakota, its call center and administrative offices in Beltsville, Maryland, and its research lab and administrative office in Annapolis, Maryland.

Future minimum rentals as of December 31, 2005, under noncancellable leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases

2006	$27,059	$927,912
2007	16,537	898,419
2008	—	708,818
2009	—	152,004
2010	—	1,961
Thereafter	—	—
	43,596	$2,689,114
Less: executory costs	14,731
Less: amount representing interest	1,410
Capital lease obligations	27,455
Less current portion	16,645
Long-term obligations	$10,810

Some of the Company’s building leases contain step rent provisions and capital improvement funding.  The rental expense on these leases is recognized on a straight-line basis over the life of the respective leases.  The Company incurred rental expenses of $942,000 in 2005, $860,000 in 2004, and $659,000 in 2003, under operating leases.

Related Party Transactions

Employment, Deferred Compensation, and Consulting Agreements for Principal Stockholders

Dr. Gilbert V. Levin, Company founder and former CEO, has served under an Employment Agreement since March 3, 1969.  This Agreement was amended and restated in 2004, and continued through December 31, 2004.  On February 17, 1993, the Company entered into agreements with Dr. Levin and Mrs. M. Karen Levin, to provide adequate retirement benefits and to protect the Company’s stock from a precipitous sale to pay estate taxes upon their deaths.  These agreements provided that, upon retirement, under a Supplemental Executive Retirement Plan (SERP), these individuals would receive deferred compensation equal to 70% and 60%, respectively, of their average annual total compensation less the assumed returns from investment of their funded pension plans, and less their social security payments.  On March 23, 2004, after lengthy consideration and consultation, the Board and the Levins approved new deferred compensation agreements.  At March 23, 2004, the deferred compensation plan for Dr. Levin was unfunded and the Company had no liability under the plan.  Under the March 23, 2004, agreement Dr. Levin voluntarily forgave the Company of its obligations under his SERP agreement.  The Company also has agreed to provide Dr. Levin with lifetime payments of $12,500 each quarter and to fund long-term lifetime healthcare and health insurance policies following his full retirement from the Company.  In 2004, Dr. and Mrs. Levin voluntarily forgave the Company its obligation to retain key man life insurance on them and to buy back stock from the last to survive.  On November 29, 2005, the Board and Mrs. Levin approved a new agreement concerning her retirement benefits following her January 4, 2006 retirement from the Company.  At November 29, 2005, the deferred compensation plan for Mrs. Levin was unfunded and the Company had no liability under the plan as actuarially determined.  Under the November 29, 2005, agreement M. Karen Levin voluntarily forgave the Company its obligations under her SERP agreement.  The Company also has agreed to provide M. Karen Levin lifetime payments of $12,500 each quarter and to fund long-term lifetime healthcare and health insurance policies following her January 4, 2006, retirement from the Company.  At December 31, 2005, the Company’s liability for both Dr. Levin and Mrs. Levin was estimated to be $354,000 for the lifetime payments and $157,000 for funding the long-term lifetime healthcare and health insurance policies.  These amounts are reported on the accompanying balance sheet as deferred compensation.

Upon completion of their employment, the officer-stockholders agree to serve as consultants to the Company on an as-needed basis, at a specified daily rate.

Other

On May 23, 2002, the Company filed for arbitration against its licensee, Arla Foods amba.  The filing sought damages for what the Company claims has been an unreasonably long time for its licensee to bring tagatose to market and other measures to accelerate the pace toward commercialization of food and beverage uses of the new sweetener licensed to the Danish firm, and for favorable interpretation of License Agreement clauses affecting royalty payments and other issues.  On November 13, 2003, the Company entered into a settlement agreement with Arla that materially extended the fee payment period at rates equaling the high-end royalties and provided that Arla supply Spherix with tagatose for Naturlose uses.  The Company settled its arbitration proceeding.  The Company incurred approximately $1.5 million in related legal expenses in the years 2002 and 2003.

In July 2005, Spherix filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (“NRRS”) contract to ReserveAmerica, a TicketMaster subsidiary.  The NRRS will provide reservation services for all Federal recreation facilities, including the National Park sites currently serviced by Spherix under its ongoing National Park Reservation Service (“NPRS”) contract with the Department of Interior.  On October 20, 2005, the Government Accountability Office (“GAO”) sustained Spherix’s challenge to the USDA Forest Service award and recommended that the Department of Agriculture reopen the competition and make a new award decision.  This is the second time that GAO has found the Forest Service’s attempt to award the NRRS contract to ReserveAmerica to be flawed.  The Department of Agriculture subsequently decided not to follow GAO’s decision and is seeking to proceed with the award of the NRRS contract to ReserveAmerica.  The Department of Agriculture has agreed not to proceed while the Court of Federal Claims hears Spherix’s appeal.  Meanwhile, the Company’s NPRS contract has been formally extended through September 30, 2006.  The Company has operated the NPRS contract for eight years; revenue recognized was $4.0 million, $3.9 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, or 17%, 17% and 23% of total revenue for each year.

11.          Employee Benefit Plans

Effective January 1, 1990, the Company established the Spherix Incorporated 401(k) Retirement Plan.  The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed one year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant’s contribution or 2½% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $113,000, $105,000, and $89,000 in 2005, 2004, and 2003, respectively.

12.          Employee Stock Purchase Plan

On May 15, 2003, the Company approved an Employee Stock Purchase Plan whereby the employees could purchase shares of the Company’s stock.  The Plan is authorized to initially issue up to 500,000 shares of common stock, with additional amounts determined annually based on the terms of the Plan.  The Plan became available to the employees on January 1, 2004.  In 2005 and 2004, 6,985 and 1,796 shares were issued under the plan, respectively.  The Board of Directors voted to discontinue the plan effective June 30, 2005.

13.          Information by Business Segment

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company is managed along two business segments, InfoSpherix and BioSpherix.

Financial information by business segment for the years ended December 31, 2005, 2004, and 2003 is summarized below:

		Year Ended December 31,
		(Dollars in thousands)
		2005	2004	2003
Revenues	InfoSpherix	$23,023	$22,221	$17,054
	BioSpherix	23	127	1,032
	Total revenues	$23,046	$22,348	$18,086

Operating Loss and	InfoSpherix	$(1,853)	$(2,051)	$(787)
Loss Before Income	BioSpherix	(1,033)	(794)	(1,488)
Taxes	Total operating loss	(2,886)	(2,845)	(2,275)
	Interest income (expense), net	37	23	18
	Loss from operations before
	income taxes	$(2,849)	$(2,822)	$(2,257)

Identifiable Assets	InfoSpherix	$7,887	$8,012	$5,688
	BioSpherix	288	196	138
	General corporate assets	4,943	7,036	8,341
	Total assets	$13,118	$15,244	$14,167

Capital	InfoSpherix	$1,493	$2,941	$2,485
Expenditures	BioSpherix	13	44	5
	General corporate assets	2	17	27
	Total capital expenditures	$1,508	$3,002	$2,517

Depreciation	InfoSpherix	$2,401	$2,101	$1,315
and Amortization	BioSpherix	41	24	27
	General corporate assets	132	153	161
	Total depreciation and amortization	$2,574	$2,278	$1,503

During 2005, InfoSpherix recognized revenue from four of its customers, all of which were government agencies, representing 17%, 16%, 12% and 12% of the total Company revenues.  During 2004, InfoSpherix recognized revenue from three of its customers, all of which were government agencies, representing 21%, 17%, and 13% of the total Company revenues.  During 2003, InfoSpherix recognized revenue from three of its customers, all of which were government agencies, representing 31%, 23%, and 16% of the total Company revenues.  Government contracts accounted for approximately 100%, 99%, and 95% of the InfoSpherix revenue in 2005, 2004, and 2003, respectively.

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

Operating loss consists of revenue less operating expenses.  In computing operating profit, interest expense and income taxes were not considered.  Operating loss for InfoSpherix was 8%, 9%, and 5% of InfoSpherix revenue for 2005, 2004 and 2003.

Identifiable assets by business segment are those assets used in the Company’s operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs.  Corporate assets are principally cash and certain other assets not related to a particular segment’s operations.

14.          Selected Quarterly Information (in thousands, except per share data), unaudited

The table below sets forth selected unaudited financial information for each quarter of the last two years.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2004
Revenue	$5,053	$6,761	$7,091	$3,443
Gross profit	$1,218	$2,261	$2,196	$(689)
Net (loss) income	$(547)	$192	$294	$(2,761)
Net (loss) income per share, basic	$(0.05)	$0.02	$0.02	$(0.23)
Net (loss) income per share, diluted	$(0.05)	$0.02	$0.02	$(0.23)

2005
Revenue	$5,435	$7,064	$6,705	$3,842
Gross profit	$989	$2,111	$2,170	$(152)
Net (loss) income	$(1,073)	$228	$285	$(2,288)
Net (loss) income per share, basic	$(0.09)	$0.02	$0.02	$(0.19)
Net (loss) income per share, diluted	$(0.09)	$0.02	$0.02	$(0.19)

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act.  Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer/Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

Limitations on the Effectiveness of Controls.  Management, including our Chief Executive Officer/Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Periodic Evaluation and Conclusion.   The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.  There were no significant changes in internal controls during the latest quarter over financial reporting that materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the fourth quarter of 2005, which was not so disclosed.

PART III

Items 10 through 14.

Information required by Part III (Items 10 through 14) of this Form 10-K is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits

(3)	Certificate of Incorporation and Bylaws of the Company (incorporated by reference to the Company’s Annual Proxy Statement for meeting held on May 15, 1992, as filed with the Commission)
(3.1)	Articles of Amendment of the Company (incorporated by reference to the Company’s Proxy Statement for its May 1996, May 2000, and May 2001 annual meetings, as filed with the Commission)
(10.1)	Summary of Annual Compensation of Members of the Board of Directors of Spherix Incorporated
(10.2)	Restated Consulting Agreement dated as of March 23, 2004, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-K filed March 30, 2004)
(10.3)	Restated Consulting Agreement dated as of November 29, 2005, by and between M. Karen Levin and the Company (incorporated by reference to Form 8-K filed December 1, 2005)
(10.4)	Amended and Restated Employment Agreement dated as of March 23, 2004, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-K filed March 30, 2004)
(10.5)	Stock Purchase Warrant dated as of February 24, 2000 (incorporated by reference to Form 8-K filed March 3, 2000)
(10.6)	Agreement and License between the Company and MD Foods Ingredients Amba (incorporated by reference to Form 8-K filed October 22, 1996 and Form 10-KSB filed March 31, 1997)
(10.7)

Securities Purchase Agreement dated as of February 24, 2000, by and between the Company and RGC International Investors, LDC, c/o Rose Glen Capital Management, L.P. (incorporated by reference to Form 8-K filed March 3, 2000)

(10.8)	Standby Equity Distribution Agreement dated July 22, 2005, by and between the Company and Cornell Capital Partners, L.P. (incorporated by reference to Form 8-K filed July 25, 2005)
(10.9)	1997 Stock Option Plan (incorporated by reference from the Company’s Proxy Statements for its May 1998, May 2001 and May 2005 annual meetings, as filed with the Commission)
(10.10)	Rights Agreement dated as of February 16, 2001, between Spherix Incorporated and American Stock Transfer and Trust Company (incorporated by reference to Form 8-K filed in March 2001)
(10.11)

Amendment to the September 27, 1996 Agreement and License between the Company and Arla Foods Ingredients amba (formerly MD Foods Ingredients amba (incorporated by reference to Form 8-K filed November 17, 2003)

(10.12)	G.V. Levin Exit Agreement Resolution approved by the Board of Directors on March 23, 2004 (incorporated by reference to Form 10-K filed March 30, 2004)
(10.13)	Exit Agreement dated November 29, 2005, by and between M. Karen Levin and the Company (incorporated by reference to Form 8-K filed December 1, 2005)
(23)	Consent of Independent Registered Public Accounting Firm
(31)	Certification of Chief Executive Officer/Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer/Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On November 10, 2005, the Company filed a Form 8-K reporting its results of operations for the period ended September 30, 2005.

On November 30, 2005, the Company filed a Form 8-K/A reporting sales of its common stock under the SEDA through that date.

On December 1, 2005, the Company filed a Form 8-K announcing the retirement of Mrs. M. Karen Levin.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	March 27, 2006	By:	/s/ Richard C. Levin
Chief Executive Officer and President, Director,
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown	Director	March 27, 2006
Douglas T. Brown

/s/ A. Paul Cox, Jr.	Director	March 27, 2006
A. Paul Cox, Jr.

/s/ George C. Creel	Director	March 27, 2006
George C. Creel

/s/ Gilbert V. Levin	Chair, Executive Officer	March 27, 2006
Gilbert V. Levin	for Science

/s/ M. Karen Levin	Director	March 27, 2006
M. Karen Levin

/s/ Richard C. Levin	CEO and President, Director,	March 27, 2006
Richard C. Levin	and Chief Financial Officer

/s/ Robert A. Lodder, Jr.	Director	March 27, 2006
Robert A. Lodder, Jr.

/s/ Robert J. Vander Zanden	Director	March 27, 2006
Robert J. Vander Zanden