Form 10-Q
period 2006-03-31
SPHERIX INC
filed 2006-05-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2006
Common Stock, $0.005 par value	13,721,482 shares

Spherix Incorporated

Form 10-Q
For the Quarter Ended March 31, 2006

Spherix Incorporated

Part I. Financial Information

Item 1.        Financial Statements

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$5,922,164	$5,434,761

Operating expense
Direct contract and operating costs	4,920,555	5,080,181
Selling, general and administrative expense	1,429,944	1,338,763
Research and development expense	104,751	98,294

Total operating expense	6,455,250	6,517,238

Loss from operations	(533,086)	(1,082,477)
Interest income (expenses) , net	57	9,045

Loss before taxes	(533,029)	(1,073,432)
Income tax expense	—	—

Net loss	$(533,029)	$(1,073,432)

Net loss per share, basic	$(0.04)	$(0.09)
Net loss per share, diluted	$(0.04)	$(0.09)

Weighted average shares outstanding, basic	12,982,950	11,952,883
Weighted average shares outstanding, diluted	12,982,950	11,952,883

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$4,459,530	$2,667,733
Short-term investments, Unrestricted	2,000,000	—
Short-term investments, Restricted	—	2,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	3,777,060	2,139,061
Other receivables	46,548	271,287
Prepaid expenses and other assets	667,107	582,279
Total current assets	10,950,245	7,660,360

Property and equipment, net of accumulated depreciation of $6,671,558 and $6,077,074	4,554,173	4,603,032

Patents and other intangible assets, net of accumulated amortization of $442,055 and $402,026	814,842	854,871
Total assets	$16,319,260	$13,118,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$1,487,596	$1,449,318
Accounts payable and accrued expenses	2,614,214	1,950,584
Accrued salaries and benefits	1,186,238	1,104,102
Capital lease obligations	127,654	16,645
Total current liabilities	5,415,702	4,520,649

Capital lease obligations	179,514	10,810
Deferred compensation	512,751	511,325
Deferred rent	188,709	196,259
Total liabilities	6,296,676	5,239,043

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 13,658,794 and 12,448,456 issued, and 13,578,356 and 12,368,018 shares outstanding at March 31, 2006 and December 31, 2005	68,294	62,242
Paid-in capital in excess of par value	26,191,450	23,521,109
Treasury stock, 80,438 shares at cost, at March 31, 2006 and December 31, 2005	(464,786)	(464,786)
Accumulated deficit	(15,772,374)	(15,239,345)
Total stockholders’ equity	10,022,584	7,879,220
Total liabilities and stockholders’ equity	$16,319,260	$13,118,263

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(533,029)	$(1,073,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634,513	673,175
Stock-based compensation	11,229	7,763
Changes in assets and liabilities
Trade accounts receivable	(1,637,999)	(692,413)
Other receivables	224,739	(23,356)
Prepaid expenses and other assets	(84,828)	(59,870)
Accounts payable and accrued expenses	935,539	1,257,217
Deferred rent	(7,550)	385
Deferred compensation	1,426	—

Net cash (used in) provided by operating activities	(455,960)	89,469

Cash flows from investing activities
Purchases of property and equipment	(476,519)	(271,954)

Net cash used in investing activities	(476,519)	(271,954)

Cash flows from financing activities
Net change on bank line of credit	38,278	(313,072)
Net change in book overdraft	24,948	49,784
Payments on capital lease obligations	(4,114)	(4,752)
Proceeds from issuance of common stock	2,665,164	7,932

Net cash provided by (used in) financing activities	2,724,276	(260,108)

Net increase (decrease) in cash and cash equivalents	1,791,797	(442,593)
Cash and cash equivalents, beginning of period	2,667,733	3,475,846

Cash and cash equivalents, end of period	$4,459,530	$3,033,253

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

On January 1, 2006, Spherix transferred the assets of its InfoSpherix division to a new wholly-owned subsidiary, InfoSpherix Incorporated (“InfoSpherix”). The activities of the “BioSpherix” Division continue to operate through Spherix Incorporated. The consolidated financial statements include the accounts of both Spherix Incorporated and InfoSpherix Incorporated (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2006, the results of its operations for the three-month periods ended March 31, 2006 and 2005, and its cash flows for the three-month periods ended March 31, 2006 and 2005. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2005.

2.   Use of Estimates and Assumptions

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Accordingly, actual results could differ from those estimates and assumptions.

3.    Net Loss Per Share

Basic loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive. Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 32,455 and 6,791 at March 31, 2006 and 2005, respectively.

4.   Stockholders’ Equity

On March 9, 2006, in exchange for the Company’s agreement to reduce the exercise price to $2.04 per share, an institutional investor (“the Investor”)agreed to exercise the remainder of its warrants for the purchase of 585,973 shares of common stock for total proceeds of approximately $1.2 million. In connection with these warrants, the Investor agreed that it would not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock, nor would it knowingly sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock. The warrants and shares of Common Stock were issued in transactions exempt from Registration pursuant to Section 4(2) of the Securities Act. The Company has registered the shares issuable upon exercise of the warrants for resale by the institutional Investor.

During the three months ended March 31, 2006, the Company sold 624,365 shares for an additional $1.5 million in proceeds under the July 22, 2005, Standby Equity Distribution Agreement (“SEDA”). At March 31, 2006, the remaining maximum amount available for future draws under the SEDA was $2,153,500.

5.   Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (FAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the consolidated statements of operations and comprehensive loss. The Company uses a Black-Scholes option pricing model and has elected to use the modified prospective transition method and, therefore, has not restated results for prior periods. At the time the Company adopted FAS 123R, there were no unvested options outstanding. For the three months ended March 31, 2006, the Company realized $3,466 in stock based compensation expense relating to 59,000 stock options awarded in February 2006. The effect of adopting FAS 123R increased the loss from operations, the loss before taxes, and the net loss by $3,466 and had no effect on basic and diluted earnings per share, net cash flow from operations, or net cash flow from financing activities.

For the years prior to January 1, 2006, the Company elected the “disclosure only” presentation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (FAS 123) and, consequently, did not record compensation expense relating to employee option grants provided that the exercise prices were at or above fair value of the Company’s common stock on the grant date. The following table summarizes the pro-forma net loss and net loss per share resulting from applying FAS 123.

	For the Three Months ended March 31, 2005
Net loss, as reported		$(1,073,432)
Add: stock-based employee compensation expense included in reported net loss		7,763
Less: total stock-based employee compensation expense determined under fair-value based method for all awards		(74,221)
Pro forma net loss		$(1,139,890)
Net loss per share — basic	As reported	$(0.09)
	Pro forma	$(0.10)
Net loss per share — diluted	As reported	$(0.09)
	Pro forma	$(0.10)

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2006, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	507,200	$7.82
Granted	59,000	$2.20
Exercised	—	$—
Expired or forfeited	(33,000)	$5.38
Outstanding at end of year	533,200	$7.26	3.0	$37,450

Exercisable at March 31, 2006	499,200	$7.61	2.9	$18,750

As of March 31, 2006, there were approximately 34,000 unvested options to purchase common stock under the plans. The total fair value of the unvested options was approximately $63,920. An estimated compensation cost of $110,920 is expected to be recognized over four years.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with FAS 123R.

Expected term (in years)	4
Expected volatility	69.6%
Expected dividends	0%
Risk-free rate	4.6%

6.   Reclassification

The Company no longer presents depreciation and amortization as a separate line item in its consolidated statement of operations. Such amounts are now classified as “direct contract and operation costs” and as “selling, general and administrative expense.”  Prior period amounts have been reclassified to conform to the current presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

Overview

The Company operates via two principal segments, InfoSpherix and BioSpherix. InfoSpherix provides contact center information and reservations services for government and industry. BioSpherix develops proprietary products for commercial applications. On January 1, 2006, Spherix transferred the assets of its InfoSpherix Division to a new wholly-own subsidiary, InfoSpherix Incorporated (“InfoSpherix”). The activities of the “BioSpherix” Division continue to operate through Spherix Incorporated. Substantially all of the consolidated revenue is generated from InfoSpherix.

Substantially all of InfoSpherix revenue is generated from government customers. InfoSpherix has developed a niche in providing campground and other reservation services via its ReserveWorld business line. During 2005, the Company won reservation contracts from Orange County (California), the State of Pennsylvania, and the recompete of the State of Michigan contract. Reservation contracts made up approximately 60% of the Company’s revenue in 2005 and InfoSpherix is now one of only two major suppliers of campground reservation services in the U.S. The reservation services contracts have revenue streams that are historically greater in the spring and summer months when vacation planning is more prevalent. These reservation contracts have certain fixed costs that continue throughout the year such as depreciation, telephone and computer related service and maintenance contracts, and minimum staffing requirements. These contracts also incur certain costs in advance of the peak seasons in order to staff up and train the work force that will be needed during the peak seasons.

BioSpherix engages in product development, notably tagatose. The exclusive rights to manufacture tagatose have been licensed to Arla Foods Ingredients amba (“Arla”) (formerly MD Foods Ingredients amba, “MDFI”) of Denmark, along with the exclusive rights to sell tagatose for food and beverage uses. Future royalties depend on sales of this product by the licensee, which are outside of the control of the Company.

The Company retains rights to non-food use of tagatose, for which purposes the Company created the brand name “Naturlose®”. The Company has patented a variety of health and medical uses for its product. It presently is developing three such potential uses: 1) treatment of type 2 diabetes, 2) anti-plaque toothpaste, and 3) extended shelf life for blood, blood fractions and for other medicinal proteins.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenue

Revenue for the three months ended March 31, 2006, increased $487,000 (9%) in relation to the same period in 2005. The increase is primarily due to the new Pennsylvania Department of Natural Resources contract, which began operations in January 2006. Additionally, the Company experienced an increase relating to the existing Federal Retirement Thrift Investment Board contract and the Ohio Department of Natural Resources contract.

Direct Contract and Operating Costs

Direct contract and operating costs for the three months ended March 31, 2006, decreased by $160,000 (3%) in relation to the same period in 2005. This change is related to cost reductions due to the Office of Personnel Management and State of Maryland contracts as described below.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2006, were consistent with those of the same period in 2005. The Company’s selling, general and administrative expenses consist primarily of executive management salaries and fringes, sales and marketing costs, finance and accounting, and human resources, as well as costs related to being a public company.

Research and Development

See “BioSpherix” below.

InfoSpherix

	Three Months Ended March 31,
	2006	2005
Revenue	$5,919,000	$5,417,000
Direct cost and operating expense	4,921,000	5,066,000
Gross margin	$998,000	$351,000

InfoSpherix revenue for the three months ended March 31, 2006, increased $501,000 (9%) while direct cost and operating expense decreased by $148,000 (3%) in relation to the same period in 2005. The revenue increase is due to the addition of the new contracts the Company won during the prior year, notably the new Pennsylvania contract, and also from revenue growth under existing contracts, such as the Federal Retirement Thrift Investment Board contract. The cost reductions are a result of a modification to the Company’s Office of Personnel Management contract, which eliminated a need for a subcontractor to perform on the contract beginning May 2005, and from costs saving realized in relocating the performance of the Maryland contract from the Company’s Beltsville facility to the Cumberland facility in October 2005. Together, the cost reductions under these two contracts were approximately $390,000 for the quarter.

BioSpherix

	Three Months Ended March 31,
	2006	2005
Revenue	$3,000	$18,000
Direct cost and operating expense	—	14,000
Gross margin	$3,000	$4,000

The decrease in BioSpherix revenue between years was the result of a sale of Naturlose to a pharmaceutical company in 2005 for use in a potential pharmaceutical product.

For the three months ended March 31, 2006, approximately 60% of BioSpherix’s research and development (R&D) activity was focused on planning for the Phase 3 clinical trials in the use of Naturlose for the treatment of type 2 diabetes and approximately 40% on the potential use of Naturlose for extended shelf life for blood, blood fractions and for other medicinal proteins.

Late in 2005, the FDA accepted clinical trial data submitted by Spherix as successful fulfillment of Phase 1 and Phase 2 clinical trials for use of Naturlose to treat type 2 diabetes. The agency authorized the Company to start a Phase 3 clinical trial, the last major test, if successful, before requesting drug approval. The Company has negotiated with a contract research organization (CRO) to conduct the trial, and has retained Environ International, an FDA regulatory consultant, to guide the trial. A significant portion of the planning was put in place in early 2006, following a visit to the overseas headquarters of the CRO. Patient recruitment for the diabetes clinical trials is expected to begin later in 2006. The trials could last as little as two years. More than 200 subjects from the United States and abroad, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat type 2 diabetes. A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.

The Company outsourced a research project at the Albert Einstein College of Medicine (AECOM) based on independent findings by AECOM that Naturlose had the property of extending shelf life of blood, blood fractions and medicinal proteins. This project has entered its second year and, based on recent results that differ from that of the earlier in vitro studies, Spherix informed AECOM of its intent to terminate the current agreement. Spherix is discussing future actions with AECOM and another party regarding a possible revision of the project.

In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose. The study demonstrated Naturlose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products. Contrary to earlier laboratory findings by Spherix, however, a human study at the University of Maryland School of Dentistry did not show anti-plaque activity. Following up on suggestions made by the University, the Company is negotiating with the University of Maryland School of Dentistry to conduct a new clinical trial in an attempt to establish an anti-plaque claim for Naturlose toothpaste. The previous study used a Naturlose mouthrinse; the proposed new study will use a Naturlose toothpaste formulated by the Company. Changes from the previous study include a change in the pH level from acidic to neutral, and an expansion of the duration of the study and an increase in the number of participants. The clinical trial is expected to start in 2006.

Liquidity and Capital Resources, Consolidated

Working capital as of March 31, 2006 was $5.5 million, which represents a $2.4 million increase from working capital of $3.1 million at December 31, 2005. The increase is related to proceeds from the issuance of stock during the quarter from the SEDA and warrant exercise.

On March 31, 2006, the Company entered into a new agreement with Bank of America (“the Bank”) to establish a line-of-credit (“New Agreement”) for the subsidiary, InfoSpherix Incorporated, with the outstanding borrowings under the old line of credit rolled over to the new agreement. Management considers the establishment of this credit facility for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations. The New Agreement provides for borrowings up to $1.5 million, is collateralized by the subsidiary’s accounts receivables and equipment, contains covenants on tangible net worth and funded debt to EBITDA ratios, and matures on March 31, 2007. Such covenants could have a limiting effect on the amount of cash that the subsidiary can advance to Spherix. The interest rate under the Agreement is based on the LIBOR daily floating rate plus 3% (7.8% at March 31, 2006). Outstanding borrowings under the Agreement aggregated $1,488,000 at March 31, 2006. The total amount available for further advance to the Company was $12,000 under the Agreement at March 31, 2006.

InfoSpherix Incorporated intends to finance its furniture and equipment needs through financing or leasing arrangements where practicable, including those for a new call center facility in Indiana as well as those related to the start-up costs of new contracts. Spherix Incorporated intends to support the BioSpherix Division’s R&D programs through its existing cash and investments, as well as potential partnerships and/or proceeds from the issuance of stock.

Cash flow for the three months ended March 31, 2006, reflects a net cash inflow of $1.8 million, consisting of $456,000 used in operating activities, $477,000 used in investing activities, and $2.7 million provided by financing activities. The $545,000 change in cash used in operating activities in 2005 from that of the prior year is largely a reflection of an increase in trade receivables between years. The $205,000 increase in cash used in investing activities is the result of software development costs related to the new Pennsylvania contract. The change in financing activities between years was the direct result of the proceeds received from the issuance of stock through the SEDA and the exercise of warrants during the first quarter of 2006.

Subsequent to March 31, 2006, the Company sold an additional 143,126 shares under the SEDA for proceeds of $143,126. At May 10, 2006, the remaining maximum amount available for future draws under the SEDA was $1,821,500. To the extent we need additional funds, we expect further sales of equity.

Trends and Outlooks

InfoSpherix

•                  On October 20, 2005, the GAO sustained our challenge to the USDA Forest Service award of the NRRS contract to a competitor. GAO instructed the Forest Service to reopen the competition  and remedy the errors. The Department of Agriculture has subsequently decided not to follow GAO’s decision and is seeking to go ahead and award the NRRS contract to ReserveAmerica. Spherix has filed suit in the Court of Federal Claims seeking to enjoin this action. The government has stated it will not proceed until the court reaches its decision. This action has resulted in an extension of our current National Park Service Reservation contract through September 30, 2006.

•                  In January 2006, the InfoSpherix business started operating as a wholly-owned subsidiary of Spherix Incorporated under the name “InfoSpherix Incorporated”.

•                  In 2005, the Company won a new five-year contract with the State of Pennsylvania for park reservations, which began operation in January 2006.

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

•                  Since 1998, InfoSpherix has grown its government park reservation business from one contract to 17 government reservation contracts, and six new state reservation contracts will be available for InfoSpherix to bid on in 2006. InfoSpherix’s reservation business accounted for over 60% of the Company’s revenue in 2005. InfoSpherix is now one of only two major suppliers of Government campground reservation services in the U.S.

•                  In October 2005, the operations of the State of Maryland contract were moved from the Beltsville facility to the Cumberland facility, where the Company will be able to operate the contract more cost-efficiently.

•                  On February 8, 2006, the Company signed an agreement to lease 12,805 square feet of facility space in Indiana effective March 15, 2006, plus an additional 5,796 square feet starting January 1, 2007, for use as a call center to replace the current operation in South Dakota and to provide InfoSpherix with additional space for growth. The facility lease in South Dakota has been extended through December 31, 2006, to provide a transition during the Company’s peak reservation months.

•                  The newly-formed InfoSpherix Incorporated subsidiary has entered into its own bank line of credit. The line contains covenants on tangible net worth and funded debt to EBITDA ratios. Such covenants could have a limiting effect on the amount of cash that can be transferred to Spherix. The InfoSpherix subsidiary will also be pursuing a financing arrangement for purchases of property and equipment.

BioSpherix

•                  The BioSpherix Division’s emphasis is on clinical trials to promote the non-food benefits of Naturlose, with the focus on Naturlose’s potential use for diabetics and for its use as an anti-plaque agent. A Phase 3 clinical trial for use of Naturlose to treat type 2 diabetes could last as little as two years.

•                  The Company outsourced a research project at the Albert Einstein College of Medicine (AECOM) based on independent findings by AECOM that Naturlose had the property of extending shelf life of blood, blood fractions and medicinal proteins. Based on recent results, this project is now being re-evaluated to determine its future course.

•                  The Company is negotiating with the University of Maryland School of Dentistry to conduct a clinical trial of Naturlose toothpaste formulated by the Company in an attempt to establish an anti-plaque claim for the toothpaste. The clinical trial is expected to start in 2006.

•                  Our entitlement to royalties for tagatose food and beverage use is presently dependent on the success of Arla, our licensee. Arla believes it has produced a sufficient backlog of inventory to satisfy its needs based on current demand, and accordingly has stopped production until there is a sufficient increase in the demand for tagatose. Arla continues to state that it must see greater demand for the product before it could commit to building a larger manufacturing facility. The construction of such a plant is estimated to take 18 to 24 months, during which time royalties from Arla will remain limited. Spherix is pursuing the possibility of other production options and is in discussion with Arla and interested third parties to this effect.

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

At March 31, 2006, the Company did not have any fixed-rate indebtedness and had approximately $1.5 million in variable rate indebtedness in the form of the bank line of credit. The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company’s practice to hold these investments to maturity.

Assuming the March 31, 2006, variable rate debt and cash and cash equivalents available for investment, a one-percent change in interest rates would impact net interest income by approximately $16,000.

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

Limitations on the Effectiveness of Controls. Management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Part II. Other Information

Item 1a.                  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2005, which could materially affect our business, financial condition, and results of operations. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.                          Exhibits

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

Spherix Incorporated (Registrant)

Date:	May 11, 2006	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Executive Officer, President, and Chief Financial Officer