Form 10-Q
period 2006-06-30
SPHERIX INC
filed 2006-08-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2006
Common Stock, $0.005 par value	13,773,444 shares

Spherix Incorporated

Form 10-Q
For the Quarter Ended June 30, 2006

Spherix Incorporated

Part I.  Financial Information

Item 1.                          Financial Statements

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$7,582,290	$7,064,008	$13,504,454	$12,498,769

Operating expense
Direct contract and operating costs	5,684,198	5,581,694	10,602,185	10,665,056
Selling, general and administrative expense	1,485,296	1,184,884	2,917,808	2,520,466
Research and development expense	176,988	72,229	281,739	170,523

Total operating expense	7,346,482	6,838,807	13,801,732	13,356,045

Income (loss) from operations	235,808	225,201	(297,278)	(857,276)

Interest income (expense), net	22,793	2,835	22,850	11,880

Income (loss) before taxes	258,601	228,036	(274,428)	(845,396)
Income tax expense	20,000	—	20,000	—

Net income (loss)	$238,601	$228,036	$(294,428)	$(845,396)

Net income (loss) per share, basic	$0.02	$0.02	$(0.02)	$(0.07)
Net income (loss) per share, diluted	$0.02	$0.02	$(0.02)	$(0.07)

Weighted average shares outstanding, basic	13,724,642	11,953,398	13,353,574	11,953,127
Weighted average shares outstanding, diluted	13,726,756	11,953,442	13,353,574	11,953,127

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$6,145,295	$2,667,733
Short-term investments, Restricted	—	2,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	3,116,820	2,139,061
Other receivables	56,416	271,287
Prepaid expenses and other assets	612,454	582,279
Total current assets	9,930,985	7,660,360

Property and equipment, net of accumulated
depreciation of $6,646,063 and $6,077,074	4,283,128	4,603,032
Patents and other intangible assets, net of accumulated amortization of $481,994 and $402,026	774,903	854,871
Total assets	$14,989,016	$13,118,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$—	$1,449,318
Accounts payable and accrued expenses	2,140,399	1,950,584
Accrued salaries and benefits	1,130,830	1,104,102
Capital lease obligations	130,945	16,645
Income taxes payable	20,000	—
Total current liabilities	$3,422,174	$4,520,649

Capital lease obligations	150,159	10,810
Deferred compensation	514,176	511,325
Deferred rent	220,586	196,259
Total liabilities	4,307,095	5,239,043

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 13,853,882 and 12,448,456 issued and 13,773,444 and 12,368,018 shares outstanding at June 30, 2006 and December 31, 2005, respectively	69,269	62,242
Paid-in capital in excess of par value	26,611,211	23,521,109
Treasury stock, 80,438 shares at cost, at June 30, 2006 and December 31, 2005	(464,786)	(464,786)
Accumulated deficit	(15,533,773)	(15,239,345)
Total stockholders' equity	10,681,921	7,879,220
Total liabilities and stockholders' equity	$14,989,016	$13,118,263

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(294,428)	$(845,396)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,274,988	1,336,675
Loss on disposal of fixed assets	6,393	1,498
Stock-based compensation	20,749	15,525
Changes in assets and liabilities:
Trade accounts receivable	(977,759)	(1,316,534)
Other receivables	214,871	35,499
Prepaid expenses and other assets	(30,175)	251,925
Accounts payable and accrued expenses	891,389	718,420
Income taxes payable	20,000	—
Deferred rent	24,327	(4,601)
Deferred compensation	2,851	—
Net cash provided by operating activities	1,153,206	193,011

Cash flow from investing activities
Purchases of property and equipment	(788,199)	(622,746)
Restricted investments	—	700,000
Proceeds from maturity of certificate of deposit	2,000,000	—
Net cash provided by investing activities	1,211,801	77,254

Cash flows from financing activities
Net change on bank line of credit	(1,449,318)	(160,504)
Net change in book overdraft	(484,329)	317,971
Payments on capital lease obligations	(30,178)	(9,504)
Proceeds from issuance of common stock	3,091,584	7,933
Cost of issuance of common stock	(15,204)	—
Net cash provided by financing activities	1,112,555	155,896

Net increase in cash and cash equivalents	3,477,562	426,161
Cash and cash equivalents, beginning of period	2,667,733	3,475,846
Cash and cash equivalents, end of period	$6,145,295	$3,902,007

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Consolidated Financial Statements
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

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2006, the results of its operations for the three-month and six-month periods ended June 30, 2006 and 2005, and its cash flows for the six-month periods ended June 30, 2006 and 2005. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2005.

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

3.             Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding plus common shares outstanding that are assumed likely to be exercised. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive. Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 66,886 and 9,956 at June 30, 2006 and 2005, respectively. Total options and warrants outstanding at June 30, 2006 and 2005, were 533,200 and 1,104,273, respectively.

4.             Stockholders Equity

On March 9, 2006, in exchange for the Company’s agreement to reduce the exercise price to $2.04 per share, an institutional investor (“the Investor”) agreed to exercise the remainder of its warrants for the purchase of 585,973 shares of common stock for total proceeds of approximately $1.2 million. In connection with these warrants, the Investor agreed that it would not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock, nor would it knowingly sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock. The warrants and shares of Common Stock were issued in transactions exempt from Registration pursuant to Section 4(2) of the Securities Act. The Company has registered the shares issuable upon exercise of the warrants for resale by the institutional Investor.

During the six months ended June 30, 2006, the Company sold 819,453 shares for an additional $1,896,000 million in proceeds under the July 22, 2005, Standby Equity Distribution Agreement (“SEDA”). At June 30, 2006, the remaining maximum amount available for future draws under the SEDA was $1,727,000.

Spherix Incorporated

5.             Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (FAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the consolidated statements of operations and comprehensive loss. The Company uses a Black-Scholes option pricing model and has elected to use the modified prospective transition method and, therefore, has not restated results for prior periods. At the time the Company adopted FAS 123R, there were no unvested options outstanding. For the three and six months ended June 30, 2006, the Company realized $6,933 and $10,399 in stock based compensation expense relating to 59,000 stock options awarded in February 2006. The effect of adopting FAS 123R increased the loss from operations, the loss before taxes, and the net loss by $6,933 and $10,399 for the three and six months ended June 30, 2006, and had no effect on basic and diluted earnings per share, net cash flow from operations, or net cash flow from financing activities.

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

		For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income (loss), as reported		$228,036	$(845,396)
Add: stock-based employee compensation expense included in reported net income (loss)		7,762	15,525
Less: total stock-based employee compensation expense determined under fair-value based method for all awards		(76,098)	(150,319)
Pro forma net income (loss)		$159,700	$(980,190)

Net loss per share - basic	As Reported	$0.02	$(0.07)
	Proforma	$0.01	$(0.08)
Net loss per share - diluted	As Reported	$0.02	$(0.07)
	Proforma	$0.01	$(0.08)

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2006, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	507,200	$7.82
Granted	59,000	$2.20
Exercised	—	$—
Expired or forfeited	(33,000)	$5.38
Outstanding at end of year	533,200	$7.26	2.7	$—

Exercisable at June 30, 2006	499,200	$7.61	2.6	$—

Spherix Incorporated

As of June 30, 2006, there were approximately 34,000 unvested options to purchase common stock under the plans. The aggregate intrinsic value of outstanding stock options at June 30, 2006 was $0 as the exercise price of stock options were in excess of the fair value of the Company’s common stock. An estimated compensation cost of $100,000 is expected to be recognized over four years.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with FAS 123R.

Expected term (in years)	4
Expected volatility	140.9%
Expected dividends	0%
Risk-free rate	4.6%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Form 10-Q.

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

Substantially all of InfoSpherix revenue is generated from government customers. InfoSpherix has developed a niche in providing campground and other reservation services via its ReserveWorld business line. Reservation contracts made up more than 60% of the Company’s revenue in 2005 and for the six months ended June 30, 2006, and InfoSpherix is now one of only two major suppliers of campground reservation services in the U.S. The reservation services contracts have revenue streams that are historically greater in the spring and summer months when vacation planning is more prevalent. These reservation contracts have certain fixed costs that continue throughout the year such as depreciation, telephone and computer related service and maintenance contracts, as well as minimum staffing requirements. These contracts also incur certain costs in advance of the peak seasons in order to staff up and train the work force that will be needed during the peak seasons.

BioSpherix engages in product development, notably tagatose. The exclusive rights to manufacture tagatose have been licensed to Arla Foods Ingredients amba (“Arla”) (formerly MD Foods Ingredients amba, “MDFI”) of Denmark,

Spherix Incorporated

along with the exclusive rights to sell tagatose for food and beverage uses. Future royalties depend on sales of this product by the licensee, which are outside of the control of the Company.

The Company retains rights to sales of the non-food uses of tagatose, for which purposes the Company created the brand name “Naturlose®”. The Company has patented a variety of health and medical uses for its product. It presently is developing three such potential uses: 1) treatment of type 2 diabetes, 2) anti-plaque toothpaste, and 3) extended shelf life for blood, blood fractions and for other medicinal proteins.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Revenue and Direct Contract and Operating Costs

Revenue for the three and six months ended June 30, 2006, increased $518,000 (7%) and $1 million (8%), respectively, in relation to the same periods in 2005. The increase was primarily related to the new Pennsylvania Department of Natural Resources contract, which began operations in January 2006. In comparison, direct contract and operating costs remained consistent with those of the prior year, with an increase in costs associated with the new Pennsylvania contract being offset by unrelated cost reductions that were made on other contracts.

Selling, General and Administrative

Selling, general and administrative expense increased $300,000 (25%) and $397,000 (16%) for the three months and six months ended June 30, 2006, in relation to the same periods in 2005. The increase is directly related to legal fees for the Company’s Court of Federal Claims suit against the USDA Forest Service concerning the National Recreation Reservation Service (NRRS) contract. See “Trends and Outlooks”.

Research and Development

See “BioSpherix” below.

InfoSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$7,582,000	$7,063,000	$13,501,000	$12,480,000
Direct cost and operating expense	5,684,000	5,582,000	10,602,000	10,651,000
Gross margin	$1,898,000	$1,481,000	$2,899,000	$1,829,000

InfoSpherix revenue for the three and six months ended June 30, 2006, increased $519,000 (7%) and $1 million (8%), while direct cost and operation expense remain relatively consistent with those of the prior year. As noted above, the revenue increase was primarily related to the new Pennsylvania Department of Natural Resources contract, which began operations in January 2006. The additional costs from the new Pennsylvania contract were effectively offset by unrelated cost reductions made on other contracts.

BioSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$—	$1,000	$3,000	$19,000
Direct cost and operating expense	—	—	—	14,000
Gross margin	$—	$1,000	$3,000	$5,000

The BioSpherix Division is centering its efforts on the development of tagatose as a drug to treat type 2 diabetes. Other health and medical uses demonstrated by BioSpherix are also under development, for which purposes the product has been branded Naturlose®. The exclusive rights to sell tagatose for use in foods, and to manufacture it have been licensed to Arla Foods Ingredients amba (“Arla”) (formerly MD Foods Ingredients amba, “MDFI”) of Denmark. The

Spherix Incorporated

Company is negotiating with Arla to arrange for third party sources of supply. Future royalties depend on sales of this product for food use by the licensee, which are outside of the control of the Company.

The Company has patented a variety of health and medical uses for its product. It presently is developing three such potential uses: 1) treatment of type 2 diabetes, 2) anti-plaque toothpaste, and 3) extended shelf life for blood, blood fractions and for other medicinal proteins.

The decrease in BioSpherix revenue between years was the result of a one-time sale of Naturlose in 2005 for investigational purposes.

In late 2005, the FDA approved BioSpherix’s Phase 1 and Phase 2 trials for Naturlose as a drug to treat diabetes. It also permitted the Phase 3 clinical trial for the product. Since then, BioSpherix’s research and development (R&D) activity has primarily been focused on planning and instituting the Phase 3 trial. The Phase 3 clinical trial is the last major test, if successful, before requesting drug approval. The Company has negotiated with a contract research organization (CRO) to conduct the trial, and has retained Environ International, an FDA regulatory consultant, to guide the trial.

Following a visit to the overseas headquarters of a clinical research organization (CRO), a contract was signed for the Phase 3 trial. Preliminary work for the trial began in July 2006, and patient recruitment is slated to begin before year end. The trial could be completed in as little as two years if successful. More than 200 subjects from the United States and abroad, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat type 2 diabetes. A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA. The Company believes its chances for a successful outcome are enhanced by the widely demonstrated and safety of the product, lack of safety being the primary cause for failure of most drug candidates.

The increase in research and development costs during the 2006 three and six month periods is largely due to the above described efforts to obtain approval for Naturlose as a drug to treat diabetes. Spherix Incorporated intends to support the BioSpherix Division’s R&D programs through its existing cash and cash equivalents, as well as potential partnerships and, if needed, proceeds from the issuance of stock.

Liquidity and Capital Resources

Working capital as of June 30, 2006 was $6.5 million, an increase of $3.3 million from December 31, 2005 as a result of proceeds raised by the Company through the issuance of common stock. As of June 30, 2006, $3.5 million of the working capital was at Spherix and $3 million of the working was at InfoSpherix.

On March 31, 2006, the Company entered into a new agreement with Bank of America (“the Bank”) to establish a line-of-credit (“New Agreement”) for its subsidiary, InfoSpherix Incorporated, with the outstanding borrowings under the old line of credit transferred to the new agreement. Management considers the establishment of this credit facility for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations. The New Agreement, which matures March 31, 2007, provides for borrowings up to $1.5 million, is collateralized by the subsidiary’s accounts receivables and equipment, and contains covenants on tangible net worth and funded debt to EBITDA ratios. Such covenants could have a limiting effect on the amount of cash that the subsidiary can advance to Spherix. The interest rate under the Agreement is based on the LIBOR daily floating rate plus 3% (approximately 8.3% at June 30, 2006). The Company had no outstanding borrowings under the Agreement at June 30, 2006. The total amount available for future advance to the subsidiary was $1.5 million under the Agreement at June 30, 2006.

As the BioSpherix Division has no ongoing revenue stream and expects to expend significant sums in an effort to bring commercial products to market, Spherix Incorporated intends to support the BioSpherix Division’s R&D programs through its existing cash and cash equivalents, as well as potential partnerships and/or proceeds from the issuance of stock. In addition, subject to Bank restrictions as described above, InfoSpherix may provide final support for BioSpherix’s development efforts.

Where practicable, InfoSpherix Incorporated intends to finance its furniture and equipment needs related to the start-up costs of new contracts through financing or leasing arrangements.

Spherix Incorporated

Cash flow for the six months ended June 30, 2006, reflects a net cash inflow of $3.5 million, consisting of $1.2 million from operating activities, $1.2 million from investing activities, and $1.1 million from financing activities. The $1 million increase in cash provided by operating activities in 2006 from that of the prior year is the result of continued growth of the Company’s reservation business line in combination with major cost reductions that have taken effect on other contracts, and from a significant improvement in the collection of trade receivables between years. The transfer of funds from the maturity of a CD to a money market fund resulted in the increase in cash provided by investing activities between years. These funds will be available for funding the Phase 3 clinical trials for use of Naturlose to treat type 2 diabetes.           The change in financing activities between years was a direct result of the proceeds received from the issuance of stock through the SEDA and the exercise of warrants during the six months ended June 30, 2006.

At June 30, 2006, the remaining maximum amount available for future draws under the SEDA was $1.7 million.

Trends and Outlooks

InfoSpherix

•                  On October 20, 2005, the Government Accountability Office (GAO) sustained our challenge to the USDA Forest Service award of the NRRS contract to a competitor. GAO instructed the Forest Service to reopen the competition and remedy the errors. The Department of Agriculture has subsequently decided not to follow GAO’s decision and is seeking to award the NRRS contract to ReserveAmerica. Spherix has filed suit in the Court of Federal Claims seeking to enjoin this action. The government has stated it will not proceed until the court reaches its decision. This action has resulted in an extension of the Company’s current National Park Service Reservation contract through September 30, 2006.

•                  In January 2006, the InfoSpherix business started operating as a wholly-owned subsidiary of Spherix Incorporated under the name “InfoSpherix Incorporated”.

•                  In 2006, the Company won the re-compete on its park reservation services to the State of Indiana for an additional four years. In 2005, the Company won a new five-year contract with the State of Pennsylvania for park reservations, which began operation in January 2006.

•                  In 2005, the Company won the re-compete for the State of Michigan park reservation contract. Under the new Michigan contract, the call center operations are required to be located in the State of Michigan; accordingly, InfoSpherix has partnered with an in-state subcontractor. InfoSpherix has noticed an increasing trend among states to include such requirements in their contracts.

•                  InfoSpherix was successful in increasing its sales backlog between December 31, 2004 and December 31, 2005, to a record level of $72 million. The increase was from the award of new government contracts, including the renewal of the Michigan reservation contract and the contracts acquired from Daksoft, Inc.

•                  Since 1998, InfoSpherix has grown its government park reservation business from one contract to 17 government reservation contracts. InfoSpherix’s reservation business accounted for over 60% of the Company’s revenue in 2005 and for the six months ended June 30, 2006. InfoSpherix is now one of only two major suppliers of Government campground reservation services in the U.S.

•                  In October 2005, the operations of the State of Maryland contract were moved from the Beltsville facility to the Cumberland facility, where the Company has been able to operate the contract more cost-efficiently.

•                  On February 8, 2006, the Company signed an agreement to lease 12,805 square feet of facility space in Indiana effective March 15, 2006, with an additional 5,796 square feet to be leased beginning January 1, 2007, for use as a call center to replace the current operations in South Dakota and to provide InfoSpherix with additional space for growth. The facility lease in South Dakota has been extended through December 31, 2006, to provide a transition during the Company’s peak reservation months.

Spherix Incorporated

•                  The newly-formed InfoSpherix Incorporated subsidiary has entered into its own bank line of credit. The line contains covenants on tangible net worth and funded debt to EBITDA ratios. Such covenants could have a limiting effect on the amount of cash that can be transferred to Spherix. The InfoSpherix subsidiary also intends to finance its furniture and equipment needs related to the start-up costs of new contracts through financing or leasing arrangements.

BioSpherix

•                  The BioSpherix Division’s emphasis is on clinical trials to promote Naturlose to treat type 2 diabetes. The Phase 3 clinical trial for use of Naturlose to treat type 2 diabetes could be completed in as little as two years, or, possibly, less, if successful.     With its established safety record and its acceptance as Generally Recognized As Safe (GRAS) by the FDA, the product starts its trial in an advantageous position since most candidate drugs that fail do so because of safety problems.

•                  Work continues on the use of Naturlose as an anti-plaque agent in toothpaste.

•                  The Division’s outsourced project seeking to establish the use of Naturlose to extend the shelf-life of blood fractions and various other medical products is undergoing re-evaluation to determine its future direction.

•                  Prototypes of Naturlose-based mouthwash, cough syrup, and a fiber digestive aid have been developed by BioSpherix.

•                  Other projects are in the conceptual stage.

•                  The Company is negotiating with the University of Maryland School of Dentistry to conduct a clinical trial of Naturlose toothpaste formulated by the Company in an attempt to establish an anti-plaque claim for the toothpaste. The clinical trial is expected to start in 2006.

•                  Our entitlement to royalties for tagatose food and beverage use is presently dependent on the success of Arla, our licensee. Arla believes it has produced a sufficient backlog of inventory to satisfy its needs, and ours, based on current demand, and accordingly has stopped production until there is a sufficient increase in the demand for tagatose.           The construction of a larger plant is estimated to take 18 to 24 months, during which time royalties from Arla will remain limited by the capacity of its present plant. Spherix is pursuing the possibility of other production options and is in discussion with Arla and interested third parties to this effect.

•                  BioSpherix has purchased limited quantities of tagatose from Arla for use as Naturlose in selling for non-food uses by such product manufacturers, including uses in toothpaste, mouthwash, cough syrup, and a fiber digestive aid, for which Spherix has developed prototypes. We are exploring licensing opportunities for these BioSpherix prototypes with some oral care manufacturers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At June 30, 2006, the Company did not have any borrowings on its variable rate debt and has no fixed rate indebtedness. The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company’s practice to hold these investments to maturity.

Spherix Incorporated

Assuming the June 30, 2006, cash and cash equivalents available for investment, a one-percent change in interest rates would impact net interest income by approximately $30,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act.  Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer/Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

Item 4.                          Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 28, 2006, where the following actions were taken:

Spherix Incorporated

(1)           Douglas T. Brown, A. Paul Cox, Jr., George C. Creel, Gilbert V. Levin, M. Karen Levin, Richard C. Levin, Robert A. Lodder, Jr., and Robert J. Vander Zanden were elected as Directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

Name	Shares Voted For	Shares Voted Against	Shares Voted Abstained
Douglas T. Brown	12,188,089	488,745	0
A. Paul Cox, Jr.	12,220,220	456,614	0
George C. Creel	12,181,753	495,081	0
Gilbert V. Levin	12,191,147	485,687	0
M. Karen Levin	12,190,707	486,127	0
Richard C. Levin	12,174,557	502,277	0
Robert A. Lodder, Jr.	12,220,670	456,164	0
Robert J. Vander Zanden	12,221,330	455,504	0

(2)             The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2006, was ratified, with 12,513,185 shares voted in favor, 63,044 shares voted against, and 100,605 shares abstaining.

Item 6.                          Exhibits

(a)                      Exhibits

(31)	Certification of Chief Executive Officer and Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Spherix Incorporated

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	August 11, 2006	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Executive Officer, President,
and Chief Financial Officer