Form 10-Q
period 2006-09-30
SPHERIX INC
filed 2006-11-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2006
Common Stock, $0.005 par value	13,812,204 shares

Spherix Incorporated

Form 10-Q
For the Quarter Ended September 30, 2006

Spherix Incorporated

Part I.  Financial Information

Item 1.    Financial Statements

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$7,252,642	$6,705,302	$20,757,096	$19,204,071

Operating expense
Direct contract and operating costs	5,530,628	5,126,396	16,132,813	15,791,453
Selling, general and administrative expense	1,294,909	1,248,848	4,212,717	3,769,314
Research and development expense	440,915	41,284	722,654	211,806

Total operating expense	7,266,452	6,416,528	21,068,184	19,772,573

Income (loss) from operations	(13,810)	288,774	(311,088)	(568,502)

Interest (expense) income, net	19,270	(3,836)	42,120	8,044

Income (loss) before taxes	5,460	284,938	(268,968)	(560,458)
Income tax expense	15,000	—	35,000	—

Net income (loss)	$(9,540)	$284,938	$(303,968)	$(560,458)

Net income (loss) per share, basic	$—	$0.02	$(0.02)	$(0.05)
Net income (loss) per share, diluted	$—	$0.02	$(0.02)	$(0.05)

Weighted average shares outstanding, basic	13,789,379	12,032,740	13,499,896	11,979,665
Weighted average shares outstanding, diluted	13,789,379	12,032,740	13,499,896	11,979,665

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	Sept. 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$5,757,468	$2,667,733
Short-term investments, Restricted	—	2,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	2,869,809	2,139,061
Other receivables	25,499	271,287
Prepaid expenses and other assets	523,038	582,279
Total current assets	9,175,814	7,660,360

Property and equipment, net of accumulated depreciation of $7,125,293 and $6,077,074	3,866,780	4,603,032
Patents and other intangible assets, net of accumulated amortization of $521,704 and $402,026	735,193	854,871
Total assets	$13,777,787	$13,118,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$—	$1,449,318
Accounts payable and accrued expenses	1,096,791	1,950,584
Accrued salaries and benefits	904,088	1,104,102
Capital lease obligations	138,064	16,645
Income taxes payable	35,000	—
Total current liabilities	$2,173,943	$4,520,649

Capital lease obligations	109,602	10,810
Deferred compensation	515,602	511,325
Deferred rent	251,825	196,259
Total liabilities	3,050,972	5,239,043

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 13,892,642 and 12,448,456 issued and 13,812,204 and 12,368,018 shares outstanding at September 30, 2006 and December 31, 2005, respectively	69,463	62,242
Paid-in capital in excess of par value	26,665,451	23,521,109
Treasury stock, 80,438 shares at cost, at September 30, 2006 and December 31, 2005	(464,786)	(464,786)
Accumulated deficit	(15,543,313)	(15,239,345)
Total stockholders’ equity	10,726,815	7,879,220
Total liabilities and stockholders’ equity	$13,777,787	$13,118,263

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(303,968)	$(560,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,938,678	1,959,615
Loss on disposal of assets	8,384	1,499
Stock-based compensation	77,682	23,288
Changes in assets and liabilities:
Trade accounts receivable	(730,748)	(778,241)
Other receivables	245,788	117,376
Prepaid expenses and other assets	59,241	118,781
Accounts payable and accrued expenses	(319,506)	(356,843)
Taxes payable	35,000	—
Deferred rent	55,566	(38,180)
Deferred compensation	4,277	—
Deferred revenue	—	(34,632)
Net cash provided by operating activities	1,070,394	452,205

Cash flow from investing activities
Purchases of property and equipment	(1,022,026)	(813,643)
Restricted investments	—	700,000
Proceeds from maturity of certificate of deposit	2,000,000	—
Net cash provided by (used in) investing activities	977,974	(113,643)

Cash flow from financing activities
Net change in bank line of credit	(1,449,318)	(170,926)
Net change in book overdraft	(519,580)	265,471
Payments on capital lease obligations	(63,616)	(14,257)
Proceeds from issuance of common stock	3,073,881	—
Net cash provided by financing activities	1,041,367	80,288

Net increase in cash and cash equivalents	3,089,735	418,850
Cash and cash equivalents, beginning of period	2,667,733	3,475,846
Cash and cash equivalents, end of period	$5,757,468	$3,894,696

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

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2006, the results of its operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and its cash flows for the nine-month periods ended September 30, 2006 and 2005.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2005.

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

3.             Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents, which consist of stock options and warrants that are assumed likely to be exercised, were 0  for the three and nine months ended September 30, 2006, and 0 and 706 for the three and nine months ended September 30, 2005, respectively.  Total options and warrants outstanding at September 30, 2006 and 2005, were 533,200 and 1,102,273, respectively.

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

During the nine months ended September 30, 2006, the Company sold 819,453 shares for an additional $1.9 million in proceeds under the July 22, 2005, Standby Equity Distribution Agreement (“SEDA”).  At September 30, 2006, the remaining maximum amount available for future draws under the SEDA was $1.7 million.

5.             Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (FAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the consolidated statements of operations and comprehensive loss.  The Company uses a Black-Scholes option pricing model and has elected to use the modified prospective transition method and, therefore, has not restated results for prior periods.  At the time the Company adopted FAS 123R, there were no unvested options outstanding.  For the three and nine months ended September 30, 2006, the Company realized $6,933 and $17,332 in stock based compensation expense relating to 59,000 stock options awarded in February 2006.  The effect of adopting FAS 123R increased the loss from operations, the loss before taxes, and the net loss by $6,933 and $17,332 for the three and nine months ended September 30, 2006, and had no effect on basic and diluted earnings per share, net cash flow from operations, or net cash flow from financing activities.

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

		For the Three	For the Nine
		Months Ended	Months Ended
		September 30,	September 30,
		2005	2005
Net income (loss), as reported		$284,938	$(560,458)
Add: stock-based employee compensation expense included in reported net income (loss)		7,763	23,288
Less: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax effects		(69,640)	(219,959)
Pro forma net income (loss)		$223,061	$(757,129)

Net income (loss) per share - basic	As Reported	$0.02	$(0.05)
	Proforma	$0.02	$(0.07)
Net income (loss) per share - diluted	As Reported	$0.02	$(0.05)
	Proforma	$0.02	$(0.07)

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2006, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	507,200	$7.82
Granted	59,000	$2.20
Exercised	—	$—
Expired or forfeited	(33,000)	$5.38
Outstanding at end of year	533,200	$7.26	2.5	$—

Exercisable at September 30, 2006	499,200	$7.61	2.4	$—

As of September 30, 2006, there were approximately 34,000 unvested options to purchase common stock under the plans.  The aggregate intrinsic value of outstanding stock options at September 30, 2006 was $0 as the exercise price of stock options was in excess of the fair value of the Company’s common stock.  An estimated compensation cost of $100,000 is expected to be recognized over four years.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2005, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2006, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

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

Substantially all of InfoSpherix revenue is generated from government customers.  InfoSpherix has developed a niche in providing campground and other reservation services via its ReserveWorld business line.  Reservation contracts made up more than 60% of the Company’s revenue in 2005 and for the nine months ended September 30, 2006, and InfoSpherix is now one of only two major suppliers of campground reservation services in the U.S.  The reservation services contracts have revenue streams that are historically greater in the spring and summer months when vacation planning is more prevalent.  These reservation contracts have certain fixed costs that continue throughout the year such as depreciation, telephone and computer related service and maintenance contracts, as well as minimum staffing requirements.  These contracts also incur certain costs in advance of the peak seasons in order to staff up and train the work force that will be needed during the peak seasons.

In October the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of the National Recreation Reservation Service (NRRS) contract to ReserveAmerica, a Ticketmaster subsidiary.  The Company’s National Park Service contract is scheduled to end December 31, 2006.  The National Park Service contract contributed $4.0 million and $3.4 million in revenue for the year ended December 31, 2005 and for the nine months ended September 30, 2006, respectively.

BioSpherix engages in product development, notably tagatose.  The exclusive rights to manufacture tagatose have been licensed to Arla Foods Ingredients amba (“Arla”) (formerly MD Foods Ingredients amba, “MDFI”) of Denmark, along with the exclusive rights to sell tagatose for food and beverage uses.  To date, the Company has received no significant royalties.  Future royalties depend on sales of this product by the licensee, which are outside of the control of the Company.  Arla believes it has produced a sufficient backlog of inventory to satisfy its needs, and ours, based on current demand, and accordingly has stopped production.  Spherix is pursuing other production options.

The Company retains rights to sales of the non-food uses of tagatose, for which purposes the Company created the brand name “Naturlose®”.  The Company has patented a variety of health and medical uses for its product.  It presently is developing two such potential uses: 1) treatment of type 2 diabetes, and 2) anti-plaque toothpaste.  The Company has expended and will continue to expend significant sums on testing Naturlose as a potential drug for treatment of type 2 diabetes.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Revenue and Direct Contract and Operating Costs

Revenue for the three and nine months ended September 30, 2006, increased $547,000 (8%) and $1.6 million (8%), respectively, in relation to the same periods in 2005.  The increase was primarily related to the new Pennsylvania Department of Natural Resources contract, which began operations in January 2006.  In comparison, direct contract and operating costs increased by $404,000 (8%) and $341,000 (2%), respectively, in relation to those of the prior year.  The additional costs from the new Pennsylvania contract were partly offset in the first half of the year by unrelated cost reductions from other contracts.

Selling, General and Administrative

Selling, general and administrative expense for the quarter were consistent with those of the prior year and increased $443,000 (12%) for the nine months ended September 30, 2006, in relation to the same periods in 2005.  Legal fees related to the Company’s Court of Federal Claims suit against the USDA Forest Service concerning the NRRS contract were a significant part of the increase between years.  See “Trends and Outlooks”.

Research and Development

See “BioSpherix” below.

InfoSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Revenue	$7,253,000	$6,704,000	$20,754,000	$19,184,000
Direct cost and operating expense	5,531,000	5,126,000	16,133,000	15,777,000
Gross margin	$1,722,000	$1,578,000	$4,621,000	$3,407,000

InfoSpherix revenue for the three and nine months ended September 30, 2006, increased $549,000 (8%) and $1.6 million (8%), while direct cost and operating expense remain relatively consistent with those of the prior year.  As noted above, the revenue increase was primarily related to the new Pennsylvania Department of Natural Resources contract, which began operations in January 2006.  The additional costs from the new Pennsylvania contract were partly offset by unrelated cost reductions on other contracts.

BioSpherix

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Revenue	$—	$1,000	$3,000	$20,000
Direct cost and operating expense	—	—	—	14,000
Gross margin	$—	$1,000	$3,000	$6,000

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

The Company has patented a variety of health and medical uses for its product.  It presently is developing two such potential uses: 1) treatment of type 2 diabetes, and 2) anti-plaque toothpaste.

The decrease in BioSpherix revenue between years was the result of a one-time sale of Naturlose in 2005 for investigational purposes.

In late 2005, the FDA approved BioSpherix’s Phase 1 and Phase 2 trials for Naturlose as a drug to treat diabetes.  It also permitted the Phase 3 clinical trial for the product.  Since then, BioSpherix’s research and development (R&D) activity has been focused primarily on planning and instituting the Phase 3 trial. The Phase 3 clinical trial is the last major test, if successful, before requesting drug approval.  The Company has negotiated two agreements with contract research organizations (CRO) to conduct the trial, and has retained Environ International, an FDA regulatory consultant, to guide the trial.

Following a visit to the overseas headquarters of a CRO, a contract was signed for the Phase 3 trial.  Preliminary work for the trial began in July 2006, and the Company has completed the dose range-finding study and will now proceed with recruiting patients for the trial, which will take place in Australia and the United States.  The first participants are expected to begin the Phase 3 clinical trial by April 2007.  The trial could be completed in as little as two years if successful.  More than 300 subjects from the United States and abroad, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat type 2 diabetes.  A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.  The Company believes its chances for a successful outcome are enhanced by the widely demonstrated safety of the product; lack of safety being the primary cause for failure of most drug candidates.

The $400,000 and $511,000 increase in research and development costs during the 2006 three-month and nine-month periods are largely due to the above described efforts to obtain approval for Naturlose as a drug to treat diabetes.

Spherix Incorporated intends to support the BioSpherix Division’s R&D programs through its existing cash and cash equivalents, as well as potential partnerships and, if needed, proceeds from the issuance of additional stock.

Liquidity and Capital Resources

Working capital as of September 30, 2006 was $7 million, an increase of $3.9 million from December 31, 2005.  The increase included $3.1 million from the proceeds raised by the Company through the issuance of common stock.  As of September 30, 2006, $2.5 million of the working capital was at Spherix and $4.5 million of the working capital was at InfoSpherix.

On March 31, 2006, the Company entered into a new agreement with Bank of America (“the Bank”) to establish a line-of-credit (“New Agreement”) for its subsidiary, InfoSpherix Incorporated, with the outstanding borrowings under the old line of credit transferred to the new agreement.  Management considers the establishment of this credit facility for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations.  The New Agreement, which matures March 31, 2007, provides for borrowings up to $1.5 million, is collateralized by the subsidiary’s accounts receivables and equipment, and contains covenants on tangible net worth and funded debt to EBITDA ratios.  Such covenants could have a limiting effect on the amount of cash that the subsidiary can advance to Spherix.  The interest rate under the Agreement is based on the LIBOR daily floating rate plus 3% (approximately 8.4% at September 30, 2006).  The Company had no outstanding borrowings under the Agreement at September 30, 2006.  The total amount available for future advance to the subsidiary was $1.5 million under the Agreement at September 30, 2006.

As the BioSpherix Division has no ongoing revenue stream and expects to expend significant sums in an effort to bring commercial products to market, Spherix Incorporated intends to support the BioSpherix Division’s R&D programs through its existing cash and cash equivalents, as well as potential partnerships and/or proceeds from the issuance of additional stock.  In addition, subject to Bank restrictions as described above, InfoSpherix may provide financial support for BioSpherix’s development efforts.

Where practicable, InfoSpherix Incorporated intends to finance its furniture and equipment needs related to the start-up costs of new contracts through financing or leasing arrangements.

Cash flow for the nine months ended September 30, 2006, reflects a net cash inflow of $3.1 million, consisting of $1.1 million from operating activities, $1 million from investing activities, and $1 million from financing activities.  The $618,000 increase in cash provided by operating activities in 2006 from that of the prior year is the result of continued growth of the Company’s reservation business line in combination with major cost reductions that have taken effect on other contracts.  The transfer of funds from the maturity of a CD to a money market fund resulted in the increase in cash provided by investing activities between years.  The change in financing activities between years was a direct result of the proceeds received from the issuance of stock through the SEDA, the exercise of warrants during the nine months ended September 30, 2006 and the subsequent reduction of the line of credit balance.

At September 30, 2006, the remaining maximum amount available for future draws under the SEDA was $1.7 million.  The Company must file a post-effective amendment to its registration statement to make any further draws on this SEDA.

Trends and Outlooks

InfoSpherix

•                  In October 2006 the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of the National Recreation Reservation Service contract to ReserveAmerica, a Ticketmaster subsidiary.  The Company’s National Park Service contract is scheduled to end December 31, 2006.  The National Park Service contract contributed $4.0 million and $3.4 million in revenue for the year ended December 31, 2005 and for the nine months ended September 30, 2006, respectively.  Accordingly, the Company is looking to either replace this revenue or scale back its costs to account for this loss of revenue.

•                  In January 2006, the InfoSpherix business started operating as a wholly-owned subsidiary of Spherix Incorporated under the name “InfoSpherix Incorporated”.

•                  In 2006, the Company won the re-compete on its park reservation services to the State of Indiana for an additional four years and recently won two new state park reservation contracts and will be a subcontractor on another.  In 2005, the Company won a new five-year contract with the State of Pennsylvania for park reservations, which began operation in January 2006.

•                  InfoSpherix was successful in increasing its sales backlog between December 31, 2004 and December 31, 2005, to a record level of $72 million.  The increase was from the award of new government contracts, including the renewal of the Michigan reservation contract and the contracts acquired from Daksoft, Inc.

•                  Since 1998, InfoSpherix has grown its government park reservation business from one contract to 20 government reservation contracts.  InfoSpherix’s reservation business accounted for over 60% of the Company’s revenue in 2005 and for the nine months ended September 30, 2006.  InfoSpherix is now one of only two major suppliers of Government campground reservation services in the U.S.

•                  In October 2005, the operations of the State of Maryland contract were moved from the Beltsville facility to the Cumberland facility, where the Company has been able to operate the contract more cost-efficiently.  The Company is currently in negotiations to relocate its Cumberland operations to another facility in the area.

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

BioSpherix

•                  The BioSpherix Division’s emphasis is on clinical trials to promote Naturlose to treat type 2 diabetes.  The Phase 3 clinical trial for use of Naturlose to treat type 2 diabetes could be completed in as little as two years if successful.  The Company has completed the dose range-finding study and will now proceed with recruiting patients for the trial, which will take place in Australia and the United States.  The first participants are expected to begin the Phase 3 clinical trial by April 2007.  With its established safety record and its acceptance as Generally Recognized As Safe (GRAS) by the FDA, the product starts its trial in an advantageous position since most candidate drugs that fail do so because of safety problems.

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

•                  The Company is negotiating with the University of Maryland School of Dentistry to conduct a trial of Naturlose toothpaste formulated by the Company in an attempt to establish an anti-plaque claim for the toothpaste.  The clinical trial is expected to start in 2007.

•                  Our entitlement to royalties for tagatose food and beverage use is presently dependent on the success of Arla, our licensee.  Arla believes it has produced a sufficient backlog of inventory to satisfy its needs, and ours, based on current demand, and accordingly has stopped production.  Spherix is pursuing other production options.

•                  BioSpherix has purchased sufficient quantities of tagatose from Arla for use in the trials.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At September 30, 2006, the Company did not have any borrowings on its variable rate debt and has no fixed rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the September 30, 2006, cash and cash equivalents available for investment, a one-percent change in interest rates would impact net interest income by approximately $30,000.

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

Spherix Incorporated
(Registrant)

Date: November 10, 2006	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Executive Officer, President, and Chief Financial Officer