Form 10-K
period 2006-12-31
SPHERIX INC
filed 2007-04-02
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number  0-5576

SPHERIX INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12051 Indian Creek Court, Beltsville, Maryland 20705

(Address of principal executive offices)

Registrant’s telephone number, including area code:  301-419-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.005 par value per share)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):  Common Stock (Par Value $.005)—$19,300,000

There were 14,254,562 shares of the Registrant’s Common Stock outstanding as of March 23, 2007.

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

Item 1.  DESCRIPTION OF BUSINESS

General

Spherix Incorporated (the “Company” or “Registrant”), a Delaware corporation, was founded in 1967.  The Company consists of a biotechnology segment (“BioSpherix”) and an information services segment (“InfoSpherix”).  At the May 2005 annual meeting shareholders approved the establishment of InfoSpherix as a wholly-owned subsidiary of Spherix, which took effect January 2006.

The principal executive offices of the Company are located at 12051 Indian Creek Court, Beltsville, Maryland 20705, and its telephone number is (301) 419-3900.  The Company’s Common Stock trades on the NASDAQ Global Market system under the symbol SPEX.

Available Information

Our principal Internet address is www.spherix.com.  We make available free of charge on www.spherix.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

BioSpherix

This division is the Company’s biotechnology research and development arm, dedicated to developing proprietary products with a view toward commercial applications.  The Company has accumulated a number of patents on the products and processes developed by BioSpherix.  As set forth below, these products are in the development stage and will require substantial additional investment to bring any of these products to market.

Tagatose as a Low-Calorie, Full-Bulk Sweetener.  Spherix has patented the use of a naturally occurring sugar, tagatose, as a low-calorie, full-bulk sweetener.  It is a true sugar that looks, feels, and tastes like table sugar.  The Company has developed and patented a method for making tagatose from whey or lactose.  Whey is a waste product from cheese manufacturing.

The Firm has been developing its sweetener since receiving a U.S. patent for its use and manufacture as a low-calorie sweetener in 1988, which patent expired August 29, 2006.  The Company received two U.S. patents for its tagatose production process in 1991 and 1992, which both expire July 19, 2009.  It has received a number of foreign patents corresponding to these three and other U.S. patents.  These countries include Canada and Japan, both large potential markets.

In January 1997, the Company completed a license agreement with Arla Foods Ingredients amba (“Arla”) (formerly MD Foods Ingredients amba, “MDFI”) of Denmark for the exclusive, worldwide rights to market and distribute tagatose as a food and beverage ingredient in return for a non-refundable up-front payment and fees on net sales of the sugar for these purposes.  Arla manufactures a wide variety of dairy products, foods and food ingredients; it ranks as one of the largest dairy products manufacturers in the world.  Arla operates cheese plants producing large amounts of whey as a by-product.  The License Agreement and an amendment thereto provide Arla the world-wide right to manufacture and sell tagatose for food uses, and the right to manufacture tagatose for all uses.

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

In 2002, Arla formed a 50/50 joint venture with Nordzucker, a German sugar producer, for the manufacture and sale of tagatose.  The joint venture factory was capable of producing 1,200 metric tons per year.  At present Arla believes it has produced a sufficient backlog of inventory to satisfy its needs for the foreseeable future based on current demand, and accordingly has stopped production at its pilot plant until there is a sufficient increase in the demand for tagatose.  To date, Spherix has earned minimal royalties from Arla and given the cessation of production by Arla, Spherix does not currently expect to receive any future royalties.  With Spherix’s efforts focusing on the non-food potentials of Naturlose, the Company is pursing the possibility of recovering its technology from Arla or securing other production options.

Spherix retains the rights to the non-food uses to tagatose.  The Company has discovered and patented a number of health and medical uses for its product, which it has branded “Naturlose®” for uses in health and medicine as outlined below.  A priority among these patented uses is the use of Naturlose in treating Type 2 diabetes.

Treatment for Type 2 Diabetes.  Trials at the University of Maryland School of Medicine have found tagatose effective as a treatment of Type 2 diabetes in humans.  In addition to alleviating symptoms of this major disease, over the one-year trial, all subjects lost weight at physician-approved rates and showed a significant increase in the desirable type of cholesterol, HDL.  Other than for initial laxation at high doses (45 to 75 grams per capita per day), accommodated in about two weeks, no untoward effects were found in any of the research.  In addition, the studies found that Naturlose produced no rise in blood glucose or insulin levels in diabetic or normal subjects.  Naturlose taken before the consumption of glucose produced a blunting effect on the otherwise normally expected rise in blood glucose.

In late 2005, the FDA gave BioSpherix permission to begin a Phase 3 clinical trial for Naturlose as a stand-alone drug to treat diabetes.  Since then, BioSpherix’s research and development (R&D) activity has been focused primarily on planning and instituting the Phase 3 trial. The Phase 3 clinical trial is the last major test, if successful, before requesting drug approval.  The Company has negotiated two agreements with contract research organizations (CRO) to conduct the trial, and has retained Environ International, an FDA regulatory consultant, to guide the trial.

The Company has completed the dose range-finding study and will now proceed with recruiting patients for the trial, which will take place in Australia and the United States.  The first participants are expected to begin the Phase 3 clinical trial in April 2007.  More than 300 subjects from the United States and abroad, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat Type 2 diabetes.  A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.  The Company believes its chances for a successful outcome are enhanced by the widely demonstrated safety of the product; lack of safety being the primary cause for failure of most drug candidates.

Anti-plaque Agent:  In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  The study suggested ways of modifying the Naturlose product to effect desired plaque reduction.  Such modifications have been made, and the Company has arranged with the University of Maryland School of Dentistry to conduct a trial of Naturlose toothpaste formulated by the Company in an attempt to establish an anti-plaque claim for the toothpaste.  The clinical trial started in early 2007.

Anti-hyperglycemic Agent.  Tagatose functions as an anti-hyperglycemic agent to prevent the formation of advanced glycosylation end-products, which is one of the major causes of aging.

Increasing the shelf life of stored blood, platelets and medicinal proteins.  The outsourced project seeking to establish the use of Naturlose to extend the shelf-life of blood fractions and various other medical products has been suspended as BioSpherix concentrates on the Type 2 diabetes trial.

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

Prototypes of Naturlose-based mouthwash, cough syrup, and a fiber digestive aid have been developed by BioSpherix.  Other projects are in the conceptual stage.

All of the potential uses mentioned above require further clinical trial studies and regulatory approval before they can be brought to market.

Capital for Development.  While the products under development show promise, continued progress is dependent upon many factors, including, but not limited to, the Company’s having sufficient funds and resources to pursue them.  Over its history, the Company has supported its research and development in part by using funds generated by InfoSpherix; however, due to the capital needs of InfoSpherix, and bank covenants restrictions, InfoSpherix may not be able to support the activities of BioSpherix.  Funds have also been raised from private placements of Company stock and warrants, some of the proceeds of which have been used to increase the state of development, market penetration and sales of the products mentioned above.  The Company believes that it will require substantial amounts of additional capital to develop and bring its BioSpherix products to market.  In order to fully develop, manufacture, distribute and sell Naturlose for these purposes, the Company is seeking to raise funds and will also seek a relationship with a major pharmaceutical company.

BioSpherix revenue accounted for less than 1% of the Company’s total revenue in 2006.

InfoSpherix Incorporated

In January 2006, the InfoSpherix business started operating as a wholly-owned subsidiary of Spherix Incorporated under the name “InfoSpherix Incorporated.”

InfoSpherix professionals design and operate contact centers, websites, and field kiosks providing information management and materials to the public on various socially beneficial subjects, as well as other information services, such as reservations and tourism.  InfoSpherix focuses on those clients who are looking to leverage technology in the ever-advancing world of information management.  InfoSpherix researches, collects, organizes and disseminates information by providing customized contact center services combining advanced data collection systems, expert decision support systems, tele-support utilizing live operators, and advanced telecommunication technologies such as Interactive Voice Response (“IVR”).  InfoSpherix answers millions of calls annually from professionals and the public nationwide.  It operates a contact center in Cumberland, Maryland and a second contact center in Carmel, Indiana.  During 2006, the operations of the Rapid City, South Dakota contact center were relocated to Carmel, Indiana.  All contact centers efficiently manage and track high volumes of data.  Coupling InfoSpherix’s expert staff with its advanced technologies results in an effective system to collect and disseminate large amounts of information.  The Company also provides reservation services for campgrounds and other parks via its ReserveWorld business line.  Since 1998, InfoSpherix has grown its government park reservation business from one contract to seventeen park reservation contracts.  InfoSpherix is one of only two major companies in this market.  In 2006, Spherix won a new park reservation contract, won the re-compete on two park reservation contracts, and will be the subcontractor on another.  InfoSpherix’s reservation business accounted for 64% of the Company’s revenue in 2006.

In October 2006, the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of a national park and reservation contract to ReserveAmerica.  The Company operated the National Park Service contract for nine years; revenue recognized was $4.0 million, $4.0 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, or 16%, 17% and 17% of total revenue for each year.  The Company’s National Park Service contract ended January 23, 2007.

InfoSpherix accounted for substantially all of the Company’s revenue in 2006.  Most of InfoSpherix’s revenue traditionally has been generated by a few large government contracts.  See Note 1, “Concentrations,” of the Notes to the consolidated Financial Statements included herein pursuant to Part II of this Form 10-K.

Government Contracts

See Note 10, “Commitment and Contingencies — Government Contracts,” of the Notes to the Financial Statements included herein pursuant to Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

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

Market Concentration

During 2006, 2005, and 2004, essentially all of the Company’s revenue was generated by InfoSpherix.  The Company’s business operations are usually dependent upon substantial revenue from a select group of customers.  In 2006, 2005, and 2004, revenue from the U.S. Government, the State of Michigan and the State of Maryland each accounted for more than 10% of total Company revenue.

It is currently expected that revenue from the U.S. Government, the State of Michigan, the State of Maryland, and the State of Ohio will each account for more than 10% of total Company revenue in 2007.

Patents and Trademarks

The Company has established a strong worldwide patent position for tagatose.  These patents and other significant Company patents are detailed in the following table:

Patent No.	Patent Title	Issue Date	Expiration Date
U.S. 7,189,351	D-tagatose as an Anti-Biofilm Agent	3/13/07	8/20/22
U.S. 6,585,964	Method for Preventing or Minimizing Biodegradation of a Substance	7/1/03	5/6/19
U.S. 6,355,409	Tagatose as a Cytoprotective Supplement for the Storage of Organs to Reduce Reperfusion Injury	3/12/02	9/1/20
Canada 2,077,257*	Process for Manufacturing D-Tagatose	2/19/02	1/7/11
U.S. 6,225,452	Increased Fertility and Improved Fetal Development Drug	5/1/01	4/26/19
Finland 106861*	Process for Manufacturing D-Tagatose	4/30/01	1/7/11
Japan 3,120,403*	Process for Manufacturing D-Tagatose	10/20/00	1/7/11
U.S. 6,015,793	Use of Tagatose to Enhance Key Blood Factors	1/18/00	4/26/19
Korea 190671*	Process for Manufacturing D-Tagatose	1/21/99	1/7/11
Japan 2,138,363*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	9/18/98	8/29/07
U.S. 5,690,950	Insecticidal Aliphatic Carboxylic Acid Compositions	11/25/97	10/4/16

Patent No.	Patent Title	Issue Date	Expiration Date
EPO 0 518 874*	Process for Manufacturing D-Tagatose	5/15/96	1/7/11
U.S. 5,447,917	D-Tagatose as Anti-Hyperglycemic Agent	9/5/95	9/5/12
Hong Kong 127095A*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	8/18/95	8/25/07
U.S. 5,356,879	D-Tagatose an Anti-Hyperglycemic Agent	10/18/94	2/14/12
Canada 1,321,730*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	8/31/93	8/31/10
U.S. 5,166,193	Method for Killing Pests	11/24/92	11/24/09
Australia 655,166*	Process for Manufacturing D-Tagatose	1/7/92	1/7/07
U.S. 5,078,796*	Process for Manufacturing D-Tagatose (Tagatate)	1/7/92	7/19/09
U.S. 5,002,612*	Process for Manufacturing D-Tagatose	03/26/91	7/19/09
EPO 257 626*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	7/25/90	8/25/07

*  Licensed to Arla Foods.

Trademarks.  The Company has trademarked its name, “Spherix,” “ReserveWorld,” its reservation system, “FlyCracker,” its safe-for-humans pesticide, “Naturlose,” for non-food uses of tagatose, and “BioSpherix.”  It retains trademarks on its original name, “Biospherics,” and a former subsidiary, “Vitalian Corp.”

With respect to all of its inventions, the Company has received approximately 130 patents, including foreign issues.  It has several patents pending and many additional invention disclosures.  In addition to its strong patent position, the Company relies on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

Seasonality

Revenue from reservation and tourism services is greatest in the spring and summer when vacation planning is the heaviest.  Revenue from other sources tends to be more evenly spread throughout the year, although the fourth quarter is historically the low period of the year.

Sales Backlog

Sales backlog, consisting of both funded and unfunded amounts, at December 31, 2006 and 2005, were as follows (in $000s):

	December 31, 2006			December 31, 2005
	Current	Non-Current	Total	Current	Non-Current	Total
InfoSpherix - Government	$20,800	$36,000	$56,800	$24,100	$48,200	$72,300
InfoSpherix - Commercial	300	300	600	100	—	100
	$21,100	$36,300	$57,400	$24,200	$48,200	$72,400

As previously noted, the Company agreed to a $6 million settlement of its longstanding legal dispute over the award of the NRRS contract to ReserveAmerica.  As a result the Company’s National Park Service contract ended January 23, 2007.  Despite the loss of the National Park Service contract, the Company has developed a successful niche in providing government campground reservation services, growing from one to 17 reservation contracts over the past nine years and won the re-compete on two of its state reservation contracts.  The Company will continue to pursue its expansion into the state campground reservation niche.

Competition

InfoSpherix

The information systems industry is subject to rapid and significant technological change.  The Company is in competition with other information services companies across the nation.  Many of these competitors have substantially greater financial and technical resources than the Company.  While acknowledging strong competition from other information services firms, the Company has developed a specialized niche by concentrating on high quality, personalized service combined with computerization for efficiency and cost-effectiveness.  The Company has established a reputation for rapidly starting up information projects to meet its clients’ critical needs, while not compromising high quality and reasonable pricing.  The Company has also established a successful niche in government campground reservation services and is now one of only two major suppliers of campground services in the U.S.  The other major supplier is IAC/InterActiveCorp’s ReserveAmerica, a subsidiary of Ticketmaster.  Over the last three years, the Company has invested over $3 million in computer and telephony systems and nearly $3 million in the development of specialized computer software products to improve its competitive position.  The Company continues to upgrade and enhance those systems.

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

Research and Development

BioSpherix expenditures for research and development were approximately $884,000, $288,000, and $196,000 in 2006, 2005, and 2004, respectively.  These expenditures were incurred primarily in the ongoing efforts to commercialize Naturlose, including its development for drug uses and improved production processes.

Governmental Regulation

The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements.  Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws.

The Company is also required to comply with the Sarbanes-Oxley Act of 2002.  On September 21, 2005, the SEC announced the extension of the compliance dates of Section 404 of the Sarbanes-Oxley Act for non-accelerated filers.  Under the extension, non-accelerated filers, such as Spherix, will begin to comply with the internal control over financial reporting requirements for the first fiscal year ending on or after December 15, 2007.  The Company anticipates that the cost of implementing Section 404 over the next two years could have a material impact on the results of operations.

Environment

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on the Company’s financial position, results of operations, capital expenditures, cash flows or competitive position.

Employees

In 2006, the Company employed an average of 588 individuals on a full- or part-time basis.  Of this total, approximately 344 were full-time employees.  The Company’s employees are not currently unionized, and management believes that its relation with the Company’s employees are harmonious.

Geographic Areas

InfoSpherix’s business is, and has been, based in the United States.  Accordingly, InfoSpherix revenue is entirely from U.S.-based operations.

Item 1A.  RISK FACTORS

Any of the risk factors we describe below could severely harm our business, financial condition and operating results.  The market price of our common stock could decline if one or more of these risks and uncertainties develop into actual events.

RISKS RELATED TO OUR BUSINESS

WE CONTINUE TO BE DEPENDENT ON OUR INFORMATION SERVICES DIVISION FOR ALL OF OUR REVENUE.  In each of 2006 and 2005, our information services segment accounted for nearly 100% of our revenue.  Despite licensing tagatose in 1996 for food and beverage use, our principal biotechnology product, we have yet to receive any substantial royalties from the sales of tagatose by our licensee.  We are actively pursuing various non-food uses of Naturlose, including as a treatment for Type 2 diabetes.  Thus, we have incurred substantial and continuing losses in our biotechnology segment which have adversely affected our overall financial results.  If we continue to be unsuccessful in commercializing our biotechnology products, our financial results will continue to be adversely affected to the detriment of our stock price.

OUR LARGEST INFORMATION SERVICES CONTRACT WAS AWARDED TO A COMPETITOR.  In October 2006, the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of the National Recreation Reservation Service (NRRS) contract to ReserveAmerica, a Ticketmaster subsidiary.  The Company’s National Park Service contract ended January 23, 2007.  The National Park Service contract contributed $4.0 million in revenue for each of the years ended December 31, 2005 and 2006.  We will need to replace it with other work to avoid an adverse impact on our financial results.

OUR INFORMATION SERVICES BUSINESS COULD BE ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN THE CONTRACTING OR FISCAL POLICIES OF THE U.S. FEDERAL GOVERNMENT.  We derive substantial revenue from contracts with the U.S. federal government and we believe that the success and development of our business will continue to depend on our successful participation in U.S. federal government contract programs.  Accordingly, changes in U.S. federal government contracting policies could directly affect our financial performance.  Among the factors that could have a material adverse affect on our U.S. federal government contracting business are:

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

•                  competition and consolidation in the information services industry; and

•                  general economic conditions.

OUR INFORMATION SERVICES BUSINESS IS RELIANT ON TECHNOLOGY.  We have devoted significant resources to developing and acquiring specialized hardware and software in our information services business.  In order to remain competitive, we must continue to select, invest in, acquire and develop new and enhanced technology on a timely ba-sis.  We may not be successful in these efforts or in anticipating developments in technology.  In addition, competitors could develop similar applications.  Third parties could independently develop similar technology, obtain unauthorized access to our proprietary technology or misappropriate technology to which we have granted access.  Failure to remain current with technology or misappropriation of our technology could adversely affect our ability to compete for information services business and could lead to reduced business and reduced financial results.

WE HAVE NOT YET SUCCESSFULLY COMMERCIALIZED NATURLOSE.  We are in the process of attempting to develop other uses of tagatose, under the brand name Naturlose, in non-food products such as a treatment for diabetes, toothpaste, mouthwash, and over-the-counter and pharmaceutical drugs.  Efforts are presently limited to the Type 2 diabetes clinical trial and toothpaste developments because of cash limitations.  To date, we have yet to secure any substantial revenue from Naturlose sales.  One of the hurdles we will have to overcome is that our foreign licensee for tagatose (which has the right to manufacture tagatose) does not currently have sufficient capacity to manufacture enough tagatose to supply both food and nonfood markets if such markets mature and grow.  Failure to successfully commercialize Naturlose may adversely affect our stock price.

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

DEVELOPMENT OF ANY BIOTECH PRODUCTS WILL DEPEND ON OBTAINING FDA AND FOREIGN REGULATORY APPROVALS.  Development of new products is subject to extensive regulation by governmental regulatory authorities in the United States and other countries.  These rigorous regulatory approval processes can take five to ten years or more and require the expenditure of substantial resources.  We may not be able to obtain the necessary approvals for clinical testing or for the marketing of products.  Continuing failure to commercialize biotechnology products may adversely affect our financial results and stock price.

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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE MAY SUSTAIN LOSSES IN THE FUTURE.  We have incurred losses in prior years, including the years 2005 and 2004. Our net losses for the years ended December 31, 2005 and 2004 were $2.8 million and $2.8 million, respectively.  Our net income for the year ended December 31, 2006, included $6 million from the U.S. Department of Agriculture settlement.  We may not return to profitable operations.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING THAT WE WILL NEED.  During 2006, our working capital increased by $7.7 million, largely as a result of proceeds from the U.S. Department of Agriculture settlement and proceeds from stock issuances.  In recent years, we have funded our operations through private placements of our common stock and through the exercise of warrants issued in connection with such private placement transactions.  We believe that we will need to raise additional funding to continue to finance our product development operations.  We may not be able to obtain additional financing on acceptable terms, or at all.  Failure to obtain required financing may cause us to curtail or cease our operations.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE PRICE OF SPHERIX’S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK.  Our common stock has traded as low as $1.18 and as high as $3.92 between January 2, 2006 and December 29, 2006. Some of the factors leading to this volatility include:

•                  relatively small amounts of our stock trading on any given day;

•                  fluctuations in our operating results;

•                  announcements of technological innovations or new products which we or our competitors make;

•                  developments with respect to patents or proprietary rights.

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

OUR COMMON STOCK WILL BE DELISTED FROM NASDAQ GLOBAL MARKET SYSTEM IF WE FAIL TO COMPLY WITH CONTINUED LISTING STANDARDS.  We were previously advised that we were in danger of our common stock being delisted from the NASDAQ Global Market due to our stockholders’ equity falling below the $10 million minimum requirement.  At December 31, 2006, the Company’s shareholder’s equity was $14.6 million.  If at some point we are unable to meet the listing standards, we intend to apply to list our common stock on the NASDAQ Capital Market.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.  As of December 31, 2006, our officers and directors and their affiliates owned approximately 20% of the outstanding shares of our common stock.  As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these stockholders could prevent or frustrate attempts to effect a transaction that is in the best interests of the other stockholders and could also discourage others from seeking to purchase our common stock, which might depress the price of our common stock.

WE EXPERIENCE QUARTERLY VARIATIONS IN OUR OPERATING RESULTS.  We have experienced and expect to continue to experience quarterly variations in revenue and operating income as a result of many factors, including the seasonality of our information services business, timing of customers’ budget processes and slowdowns or accelerations of work by customers.  General work economic conditions may result in customer deferral of projects or cancellation in planned expenditures.  These factors may adversely affect our financial results and our stock price.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

In November 1997, the Company signed a lease agreement effective May 1, 1998, for 51,625 square feet of office, call center, research labs, and warehouse space in the same Beltsville, Maryland, facility previously occupied, under the terms of a lease that expires on February 28, 2009.  This facility contains corporate administration, human resources, accounting, sales and marketing, technical services and warehousing, for support of both InfoSpherix and BioSpherix, and through September 2005 contained call center operations for InfoSpherix.

In November 2003, the Company signed a lease agreement for 31,526 square feet of office and call center space in Cumberland, Maryland.  This lease has been extended to coincide with the Company’s move from this facility to another facility in the area, but no later than February 28, 2008.  The new lease agreement for 32,423 square feet of office and call center space in Frostburg, Maryland, was signed in February 2007.  The lease is targeted to commence December 1, 2007, and expire November 30, 2017.

In 2004, as part of its acquisition of certain assets of Daksoft, Inc.’s reservation business, the Company signed an agreement to lease 8,280 square feet of call center space in Rapid City, South Dakota.  The lease expired December 31, 2006.

In 2006, the Company signed an agreement to lease up to 18,601 square feet of call center space in Carmel, Indiana, effective April 1, 2006.  The lease expires December 31, 2011.  During 2006, the operations of the Rapid City, South Dakota facility were transferred to the Carmel, Indiana facility.

In 2004, the Company signed an agreement to lease 5,000 square feet of office, research lab and warehouse space for BioSpherix in Annapolis, Maryland.  The lease expires June 30, 2009.

Throughout 2006, the Beltsville, Carmel and Annapolis facilities had sufficient capacity.  The Cumberland and Rapid City facilities were operating at an estimated 75%-90% capacity during the peak months.

Item 3.  LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 10 “Commitments and Contingencies” of the Notes to Financial Statements, included herein pursuant to Part II of this Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2006 to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded in the over-the-counter market and is quoted in the NASDAQ Global Market System under the symbol SPEX.  No cash dividends have been paid.

As of March 10, 2007, the number of shareholders of record of the Company’s common stock was approximately 7,000.  The following table states the high and low sales prices of the Company’s common stock for each quarter during the two year period ended December 31, 2006, based on the daily closing prices as reported on the NASDAQ Global Market System:

	High	Low
1st Quarter 2006	$3.920	$2.000
2nd Quarter 2006	$3.090	$1.510
3rd Quarter 2006	$2.320	$1.340
4th Quarter 2006	$2.710	$1.330

1st Quarter 2005	$3.940	$2.540
2nd Quarter 2005	$3.029	$1.500
3rd Quarter 2005	$2.150	$1.370
4th Quarter 2005	$5.850	$1.190

The Company recognized that, as of June 30, 2005, it was approximately $454,000 short of meeting NASDAQ’s Global Market listing requirement of maintaining a minimum of $10,000,000 in shareholders’ equity.  NASDAQ gave the Company until September 1, 2005, to correct this situation, which the Company achieved through its third quarter results.  However, in anticipation of incurring losses due to seasonal fluctuations in the InfoSpherix business segment that occur in the first and fourth quarters of the year, the Company, on July 22, 2005, entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”).  Under the SEDA, Spherix can require Cornell to purchase up to $4,000,000 of the Company’s common stock over a two-year period following the effective date, October 12, 2005, of the registration covering the shares of our common stock to be sold to Cornell.  The SEDA establishes what is sometimes termed an “equity line of credit” or an “equity draw-down facility.”  The $4,000,000 facility may be drawn down upon by us in installments, the maximum amount of each draw down is limited to $350,000.  For each share of common stock purchased under the SEDA, Cornell will pay 95% of the lowest volume weighted average price (“VWAP”) of our shares during the five trading days following our draw down notice to Cornell.  The VWAP used in the calculation is that reported by Bloomberg, LLC, a third-party reporting service.  In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of our shares sold on that day.  We are also committed to pay to Cornell an amount equal to 5% of each purchase of our common stock made by Cornell under the SEDA.  Under the terms of the SEDA agreement, we are not obligated to draw down on the SEDA facility, but once we satisfy normal conditions for this type of transaction, we have the right to require Cornell to purchase our common shares under the SEDA.  In connection with the SEDA, we have issued to Cornell 95,000 shares of our common stock and paid a due diligence fee of $5,000.  We also paid Yorkville Advisors Management, LLC, the investment manager for Cornell, a structuring fee of $15,000, and on each sale under the SEDA we will pay an additional structuring fee of $500.  Newbridge Securities Corporation acted as our placement agent for the SEDA, and we paid that firm a fee of 5,000 shares of our common stock as compensation valued at approximately $10,000.  We also granted Newbridge Securities Corporation piggy-back registration rights covering these shares.  Registration of our common shares allocated to this facility was completed in October 2005.  During the term of the SEDA, our Officers and Directors have agreed not to sell any of their shares of our common stock, except to the extent permitted under Rule 144.  The number of shares of our common stock issuable to Cornell under the SEDA is subject to a 9.99% cap on the beneficial ownership that Cornell and its affiliates may have at the time of each sale (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act).  Further, we may not issue more than 19.99% of our currently outstanding shares under the SEDA unless shareholder approval is received.  In 2006 and 2005, the Company sold 819,453 and 310,076 shares under the SEDA agreement for total proceeds of $1,896,500 and $376,500, respectively.

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

At December 31, 2006, the Company’s shareholder’s equity was $14.6 million.

The Company has a share repurchase program in place that initially authorized the purchase of up to $1,000,000 of the Company’s shares in the open market.  To date, only 34,750 shares aggregating $160,000 of the Company’s shares have been repurchased.  There was no repurchase activity during 2005 or 2006.

Equity Compensation Plan Information

The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2006, as well as rights to acquire shares of Company Common Stock granted to the independent members of the Board of Directors of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	481,100	7.12	403,100
Equity compensation plans not approved by securities holders	Options[1]: 20,000	$6.65	N/A
Total	501,100	$7.34	403,100

(1)             Consists of stock options issued to the Board of Directors prior to May 12, 2005.

Cumulative Total Return

Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

The following graph assumes $100 was invested on December 31, 2001 in Spherix Common Stock, the S&P 500 Index and the S&P small cap 600.  It compares the cumulative total return on each, assuming reinvestment of dividends, for the five-year period ended December 31, 2006.

Item 6.           SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002

Revenue	$24,838,174	$23,045,657	$22,348,418	$18,086,711	$15,131,855

Net income (loss)	$3,512,881	$(2,848,748)	$(2,822,046)	$(2,256,770)	$(2,921,926)

Net income (loss) per share, diluted	$0.26	$(0.24)	$(0.24)	$(0.20)	$(0.26)

Total assets	$18,375,926	$13,118,263	$15,243,949	$14,167,257	$15,453,140

Long-term debt and capital lease obligations	$364,199	$27,455	$45,580	$63,310	$90,530

Cash dividends declared per common share	$—	$—	$—	$—	$—

Stockholders equity	$14,550,597	$7,879,220	$10,367,690	$9,489,236	$11,261,458

Working capital	$10,865,583	$3,139,711	$4,215,573	$5,043,672	$8,787,502

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates via two principal segments, BioSpherix and InfoSpherix.  BioSpherix develops proprietary products for commercial applications.  InfoSpherix provides contact center information and reservation services for government and industry.

InfoSpherix generates substantially all of the Company’s revenue.  In 2006, 2005, and 2004, InfoSpherix generated substantially all of its revenue from government customers.  The Company has developed a niche in providing campground and other reservation services via its ReserveWorld business line, which accounted for approximately 64%, 62%, and 58% of the Company’s revenue in 2006, 2005, and 2004.  During 2006, the Company won a reservation contract for the State of Maine, and the re-compete of the contracts from the States of Indiana and Minnesota.  The Company’s National Park Service contract ended January 23, 2007.

BioSpherix engages in product development, notably tagatose.  The rights to manufacture tagatose have been licensed to Arla along with the rights to sell tagatose for food and beverage uses.  Our licensee has not been successful in marketing tagatose for food and beverage uses and has announced a cessation of further product manufacturing.  Accordingly, we have focused our efforts on non-food use of tagatose, which we will market under the name “Naturlose”.  Our principal efforts have been to explore whether Naturlose is an effective treatment for Type 2 diabetes.  We are about to commence a Phase 3 clinical trial for this purpose.

Results of Operations—2006 Compared with 2005

In 2006, the Company reported a net income of $3.5 million ($0.26 per diluted share) on revenue of $24.8 million for the year, compared with a net loss of $2.8 million ($0.24 per diluted share) on revenue of $23 million in 2005.

Revenue

The Company experienced a $1.8 million (8%) increase in revenue between years as a result of InfoSpherix’s State of Pennsylvania campground reservation contract that was awarded to the Company in 2005 and became operational at the beginning of 2006.

Direct Contract and Operating Costs

Direct contract and operating costs increased $431,000 (2%) between years with the addition of the State of Pennsylvania contract.

Selling, General and Administrative

Selling, general and administrative expense (“S,G&A”) for 2006 increased by $360,000 (7%) as the result of increased legal costs relating to the Company’s challenge of the U.S. Department of Agriculture’s award of the NRRS contract to another competitor, as noted above.

Research and Development

Research and development costs increased $595,000 between years.  The Company is focusing its efforts on the development of Naturlose as a treatment for Type 2 diabetes.  In 2006, the Company expended approximately $780,000 in preparation for the Phase 3 clinical trial which is expected to commence in April 2007.  The Phase 3 clinical trial is expected to take at least two (2) years to complete.  If the Phase 3 clinical trial is successful, the Company will submit an appropriate drug application to the FDA.

The cost of preparing for and conducting the Phase 3 trial has substantially increased as the Company has increased the number of participants and the FDA requested a change in the form of delivery of the drug to the participants.  The Company estimates that it could expend up to $5 million in 2007 in furtherance of this trial.  Additional sums will be required to complete the trial in 2008 and, if successful, to file and pursue the FDA application.

The Company has also outsourced to others preliminary testing of Naturlose to establish an anti-plaque claim for toothpaste.  In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  The study suggested ways of modifying the Naturlose product to effect desired plaque reduction.  Such modifications have been made, and the Company has negotiated with the University of Maryland School of Dentistry to conduct a trial of Naturlose toothpaste formulated by the Company in an attempt to establish an anti-plaque claim for the toothpaste.  The clinical trial started in early 2007.

Other Income

In October 2006, the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of the National Recreation Reservation Service (NRRS) contract to ReserveAmerica, a Ticketmaster subsidiary.  The Company’s National Park Service contract ended January 23, 2007.  The National Park Service contract contributed approximately $4.0 million in revenue for each of the years ended December 31, 2006 and 2005.

InfoSpherix Operations

The following schedule summarizes the breakdown of InfoSpherix revenue between government and commercial contracts (in $000s):

	For the Year Ended December 31
	2006	2005

Government	$24,699	$22,935
Commercial	132	88
	$24,831	$23,023

As noted above, InfoSpherix revenue for 2006 increased $1.8 million (8%) over that of the prior year.

During 2006, the Company won a reservation contract from the State of Maine, and the re-compete of the contracts from the States of Indiana and Minnesota.  The Company’s National Park Service contract ended January 23, 2007.  The Company operated the NPRS contract for nine years; revenue recognized was $4.0 million for each of the years ended December 31, 2006, and 2005, or 16% and 17% of total revenue for each year.  Park reservation contracts during 2006 and 2005 made up over 60% of the Company’s revenue and the Company is one of only two major suppliers of campground reservation services in the U.S.

Starting October 1, 2005, as part of the cost reduction efforts, the Maryland information center contracts began operating exclusively in the Company’s Cumberland office instead of the Beltsville office, and its margins for the fourth quarter of 2005 and for all of 2006 are now consistent with our other contracts.

Currently, the Company is bidding on several contracts and expects to bid on more contracts throughout the coming year, although no assurance can be given at this time that these efforts will result in new business for the Company.

BioSpherix Operations

BioSpherix is entitled to high end royalties from Arla’s sales of tagatose until at least 2011, and, depending upon certain conditions, until 2016.  The payments are net of accumulated and continuing foreign patent maintenance costs.  -Accumulated patent maintenance costs were approximately $213,000 at year-end.  We have earned minimal royalties from Arla in 2006, 2005, and 2004.  While tagatose has been introduced into several food and beverage products, Arla currently has insufficient sales volume and manufacturing capacity to produce tagatose at the rate necessary to generate meaningful royalties.  At present, Arla believes it has produced a sufficient backlog of inventory to satisfy its needs for the foreseeable future based on current demand, and accordingly has stopped production at its plant.  Spherix is also pursing the possibility of other production options.

The Company is focusing its efforts on the development of Naturlose as a treatment for Type 2 diabetes.  In 2006, the Company expended approximately $780,000 in preparation for the Phase 3 clinical trial which is expected to commence in April 2007.  The Phase 3 clinical trial is expected to take at least two (2) years to complete.  If the Phase 3 clinical trial is successful, the Company will submit a New Drug Application (NDA) to the FDA.  Approval would allow the product to be sold for its intended use to treat Type 2 diabetes.  The Company would seek to partner with or license a major drug firm for such commercialization.

The cost of preparing for and conducting the Phase 3 trial has substantially increased as the FDA has provided more stringent parameters for the trial.  The Company estimates that it could expend up to $5 million in 2007 in furtherance of this trial.  Additional sums will be required to complete the trial in 2008 and, if successful, to file and pursue the FDA application.

The Company has also outsourced to others preliminary testing of Naturlose to establish an anti-plaque claim for toothpaste.

Sales Backlog

The Company’s funded and unfunded backlog as of December 31, 2006, was $57 million, compared to $72 million as of December 31, 2005.  In 2006, the Company won a reservation contract from the State of Maine, and the re-compete of the contracts from the States of Indiana and Minnesota.  The NPS contract ended in January 2007.

Results of Operations—2005 Compared with 2004

In 2005, the Company reported a net loss of $2.8 million ($0.24 per diluted share) on revenue of $23.0 million for the year, compared with a net loss of $2.8 million ($0.24 per diluted share) on revenue of $22.3 million in 2004.

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

Direct Contract and Operating Costs

Direct contract and operating costs increased $863,000 (4%) between years.  This increase included the recognition of a forward loss provision of $135,000 on one of the Company’s contracts.  The increase is also attributed to approximately $100,000 in start-up costs related to the new State of Pennsylvania contract that began in January 2006.  South Dakota operations operated at a break-even for 2005, up $100,000 from 2004.

Selling, General and Administrative

Selling, general and administrative expense (“S,G&A”) for 2005 decreased by $217,000 (4%) from that of the prior year.  In 2005, the Company cut its consulting costs by approximately $265,000, most of which were related to marketing.

Research and Development

Research and development costs increased $92,000 between years.  In 2004, the BioSpherix Division began a program of outsourcing development of its patented drug uses of Naturlose.  A research project was funded at the Albert Einstein College of Medicine to follow up on that institution’s discovery that Naturlose may lengthen shelf life of stored blood fractions and medicinal proteins.  In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct human clinical trials on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  Contrary to earlier laboratory findings by Spherix, however, a human study at the University of Maryland School of Dentistry did not show anti-plaque activity.  Conditions in the mouth may have prevented the desired effect, according to the University researchers.  Spherix is following up on corrective suggestions made by the University, and plans to conduct new human trials.

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

In 2004, the Company won the re-procurement of the Maryland information center contracts, which the company has operated since 1998.  The new contracts are for three years plus two additional option years.  The combined Maryland contracts contributed 12% to the Company’s revenue in 2005 and 22% in 2004.  The new contract started on November 1, 2004, and is subject to a more competitive pricing structure, which was necessary to win the re-compete.  While Spherix was not the lowest bidder, the Company’s higher technical scoring resulted in the Company achieving an overall higher score than the competition.  Management is uncertain as to the long-term financial impact the price reduction will have over the course of the contract and believes that the lower rates may encourage the state to outsource more of its call center needs to Spherix under this contract.  The previous contract initially operated at a loss during its first year and had matured to a respectable contribution margin by the time the contract ended in late 2004.  This increase was gained through the continued outsourcing of more of the state’s call center needs to Spherix under the contract.  The new contract, which was bid at a lower contribution margin, is the principal cause for the decrease in operating income between years.  Starting October 1, 2005, as part of the cost reduction efforts, the Maryland contract began operating exclusively out of the Company’s Cumberland office instead of the Beltsville office, and its margins for the fourth quarter were now consistent with our other contracts.

Revenue from commercial contracts decreased between years.  Commercial contracts are typically for shorter terms than government contracts and that can result in substantial variations in commercial revenue.  Commercial contracts are being pursued by the Company, but the Company’s recent history has been that contracts have been received on a sporadic basis.

BioSpherix Operations

The $104,000 decrease in the BioSpherix revenue from $127,000 to $23,000 between years was related to the discontinuance of the sale of FlyCracker in 2004.

Sales Backlog

The Company’s funded and unfunded backlog as of December 31, 2005, was $72 million, compared to $61 million as of December 31, 2004.  In 2005, the Company won five-year contracts with the States of Pennsylvania and Michigan.

Critical Accounting Estimates

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”).  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  We are required to adopt FIN 48 effective January 1, 2007.  We are currently evaluating the impact this interpretation will have on our financial position, results of operations, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  We are required to adopt SFAS 157 effective January 1, 2008. We do not expect the adoption of SFAS 157 to have a material affect on our financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  The bulletin requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures.  We have adopted SAB 108 in connection with the preparation of our financial statements for the year ended December 31, 2006.  The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

On March 31, 2006, the Company entered into a new agreement with Bank of America (“the Bank”) to establish a line-of-credit (“New Agreement”) for its subsidiary, InfoSpherix Incorporated, with the outstanding borrowings under the old line of credit transferred to the new agreement.  Management considers the establishment of this credit facility for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations.  The New Agreement, which matures June 30, 2008, provides for borrowings up to $1.5 million, is collateralized by the subsidiary’s accounts receivables and equipment, and contains covenants on tangible net worth and funded debt to EBITDA ratios.  Such covenants could have a limiting effect on the amount of cash that the subsidiary can advance to Spherix.  The interest rate under the Agreement is based on the LIBOR daily floating rate plus 3% (approximately 8.34% at December 31, 2006).  The Company had no outstanding borrowings under the Agreement at December 31, 2006, and the total amount available for future advance to the subsidiary was $1.5 million under the Agreement.

Working capital as of December 31, 2006, was $10.9 million, which represents a $7.8 million increase from working capital of $3.1 million at December 31, 2005.  The increase in working capital between years was largely related to the U.S. Department of Agriculture settlement.

Spherix expects to expend up to $5 million over the next year in costs related to the Phase 3 clinical trial.

InfoSpherix Incorporated intends to finance its furniture and equipment needs through financing or leasing arrangements where practicable, including those related to the start-up costs of new contracts the Company may win.

Cash flow for the year ended December 31, 2006, reflects a net cash inflow of $8.3 million, consisting of $6.7 million provided by operating activities, $586,000 provided by investing activities, and $1 million provided by financing activities.  The increase in cash provided by operating activities in 2006 from that of the prior year was primarily due to $6 million settlement with the U.S. Department of Agriculture over the award of the NRRS contract.  The increase in cash provided by investing activities was directly related to the expiration of restrictions on cash that was used as collateral on the Company’s line-of-credit in prior years, and the increase in cash provided by financing activities was the result of proceeds raised from the issuance of stock under the SEDA agreement and the exercise of warrants.

Trends and Outlooks

InfoSpherix

•                  The Company’s National Park Service contract ended January 23, 2007.  The National Park Service contract contributed approximately $4.0 million in revenue for each of the years ended December 31, 2006 and 2005.

•                  In 2006, the Company won the re-compete on its park reservation services to the States of Indiana and Minnesota and recently won a new state park reservation contract for the State of Maine and will be a subcontractor on another contract.

•                  Since 1998, InfoSpherix has grown its government park reservation business from one contract to 17 government reservation contracts.  InfoSpherix’s reservation business accounted for over 60% of the Company’s revenue in 2006 and 2005.  InfoSpherix is now one of only two major suppliers of Government campground reservation services in the U.S.

•                  On February 6, 2007, the Company signed an agreement to lease 32,423 square feet of facility space in Frostburg, Maryland effective December 1, 2007, for use as a call center to replace the existing Cumberland, Maryland facility.

BioSpherix

•                  BioSpherix’s primary emphasis is on a Phase 3 clinical trial to demonstrate that Naturlose is a successful treatment for Type 2 diabetes.

•                  Costs of conducting the Phase 3 trial have substantially increased as we have obtained further direction from the FDA concerning the processes to be employed in the trials.  The Company is exploring all of its alternatives to generate sufficient funds to complete the Phase 3 trial, to further develop Naturlose as a diabetes treatment if the Phase 3 trial is successful, and to further commercialize Naturlose for other uses.

Contractual Obligations

The following table summarizes the Company’s known contractual obligations at December 31, 2006, and indicates the year payments are due.  In some cases estimates have been used where the exact amount and/or timing of the obligation is not presently known.  The table does not include ordinary accounts payable and payroll type obligations and does not include estimates for future interest obligation payments under the Company’s bank line of credit noted above in the Liquidity and Capital Resources sections.

Tabular Disclosure of Contractual Obligations

(numbers in 000’s)
			2008 -	2010 -
	Total	2007	2009	2011	Thereafter

Capital Lease Obligations (1)	$413,000	$265,000	$148,000	$—	$—
Operating Lease Obligations (2)	3,520,000	1,440,000	1,525,000	555,000	—
Purchase Obligations (3)	8,470,000	6,170,000	2,300,000	—	—
Post-retirement Obligations	695,000	70,000	205,000	275,000	145,000
Total	$13,098,000	$7,945,000	$4,178,000	$830,000	$145,000

(1)                      Includes interest obligations of $40,000 ($33,000 in 2007 and $7,000 in 2008).

(2)                      Includes estimated common area maintenance costs.

(3)                      Consists primarily of the estimated amounts on the committed obligations related to the Phase 3 clinical trial.

No dividends were paid in 2006 and none are anticipated in 2007.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its debt and its available cash by considering available investment opportunities, risks, tax consequences and overall financing strategies.

At December 31, 2006, the Company did not have any fixed-rate or variable-rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming year-end 2006 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $100,000.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Spherix Incorporated

We have audited the accompanying consolidated balance sheets of Spherix Incorporated (a Delaware corporation) and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006.

/s/ GRANT THORNTON LLP

McLean, Virginia
March 29, 2007

Spherix Incorporated

Consolidated Statements of Operations

For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Revenue	$24,838,174	$23,045,657	$22,348,418

Operating expense
Direct contract and operating costs	20,794,538	20,363,374	19,500,732
Selling, general and administrative expense	5,639,847	5,280,064	5,496,815
Research and development expense	883,608	288,112	196,364
Total operating expense	27,317,993	25,931,550	25,193,911

Loss from operations	(2,479,819)	(2,885,893)	(2,845,493)

Interest income (expense), net	97,750	37,145	23,447
Other income	6,000,000	—	—

Loss before taxes	3,617,931	(2,848,748)	(2,822,046)
Income tax expense	105,050	—	—

Net income (loss)	$3,512,881	$(2,848,748)	$(2,822,046)

Net income (loss) per share, basic	$0.26	$(0.24)	$(0.24)
Net income (loss) per share, diluted	$0.26	$(0.24)	$(0.24)

Weighted average shares outstanding, basic	13,578,363	12,037,479	11,890,470
Weighted average shares outstanding, diluted	13,578,363	12,037,479	11,890,470

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Balance Sheets

As of December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$10,951,275	$2,667,733
Restricted investments	—	2,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	2,165,605	2,139,061
Other receivables	13,759	271,287
Prepaid expenses and other assets	643,461	582,279
Total current assets	13,774,100	7,660,360

Property and equipment, net	3,914,300	4,603,032
Patents, net of accumulated amortization of $529,971 and $402,026	687,526	854,871
Total assets	$18,375,926	$13,118,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$—	$1,449,318
Accounts payable and accrued expenses	1,535,543	1,950,584
Accrued salaries and benefits	1,147,523	1,104,102
Capital lease obligations	225,451	16,645
Total current liabilities	2,908,517	4,520,649

Capital lease obligations, net of current position	138,748	10,810
Deferred compensation	495,000	511,325
Deferred rent	283,064	196,259
Total liabilities	3,825,329	5,239,043

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 13,892,642 and 12,448,456 issued, 13,812,204 and 12,368,018 outstanding at December 31, 2006 and 2005, respectively	69,463	62,242
Paid-in capital in excess of par value	26,672,384	23,521,109
Treasury stock, 80,438 shares, at cost at December 31, 2006 and 2005, respectively	(464,786)	(464,786)
Accumulated deficit	(11,726,464)	(15,239,345)
Total stockholders’ equity	14,550,597	7,879,220
Total liabilities and stockholders’ equity	$18,375,926	$13,118,263

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2006, 2005 and 2004

	Common Stock		Paid-in	Treasury Stock		Retained Earnings
	Shares	Amount	Capital in Excess of Par	Shares	Amount	(Accumulated Deficit)	Stockholders’ Equity
Balance, December 31, 2003	11,486,570	$57,433	$19,390,787	61,488	$(390,434)	$(9,568,551)	$9,489,235

Issuance of common stock
Sale of common stock in private placement, net	43,029	215	282,715	—	—	—	282,930
Proceeds from Employee Stock Purchase Plan	1,796	9	7,739	—	—	—	7,748
Exercise of stock warrants	500,000	2,500	3,450,625	—	—	—	3,453,125
Purchase of treasury stock	—	—	—	18,950	(74,352)	—	(74,352)
Stock-based compensation	—	—	31,050	—	—	—	31,050
Net loss	—	—	—	—	—	(2,822,046)	(2,822,046)
Balance, December 31, 2004	12,031,395	60,157	23,162,916	80,438	(464,786)	(12,390,597)	10,367,690

Issuance of common stock
Sale of common stock in private placement, net	410,076	2,050	312,428	—	—	—	314,478
Proceeds from Employee Stock Purchase Plan	6,985	35	14,715	—	—	—	14,750
Stock-based compensation	—	—	31,050	—	—	—	31,050
Net loss	—	—	—	—	—	(2,848,748)	(2,848,748)
Balance, December 31, 2005	12,448,456	62,242	23,521,109	80,438	(464,786)	(15,239,345)	7,879,220

Issuance of common stock
Sale of common stock in private placement, net	819,453	4,097	1,874,398	—	—	—	1,878,495
Exercise of stock warrants	585,973	2,930	1,192,455	—	—	—	1,195,385
Stock-based compensation	38,760	194	84,422	—	—	—	84,616
Net income						3,512,881	3,512,881
Balance, December 31, 2006	13,892,642	$69,463	$26,672,384	80,438	$(464,786)	$(11,726,464)	$14,550,597

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$3,512,881	$(2,848,748)	$(2,822,046)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,601,218	2,574,247	2,277,682
Provision for uncollectible accounts receivable	—	—	(5,000)
Loss on disposal or write-down of assets	7,944	8,576	11,426
Loss on write-down of patents	—	13,254	—
Stock-based compensation	84,616	31,050	31,050
Changes in assets and liabilities:
Trade accounts receivable	(26,544)	(396,362)	(245,972)
Other receivables	257,528	(130,973)	(123,131)
Prepaid expenses and other assets	(61,182)	56,704	214,320
Accounts payable and accrued expenses	210,716	(139,906)	221,503
Deferred rent	86,805	(44,316)	16,330
Deferred compensation	(16,325)	385,366	3,304
Deferred revenue	—	(34,632)	34,632
Net cash provided by (used in) operating activities	6,657,657	(525,740)	(385,902)

Cash flows from investing activities
Purchase of property and equipment	(1,417,381)	(1,359,283)	(3,212,340)
Restricted cash	2,000,000	700,000	—
Proceeds from the sale of property and equipement	3,600	—	1,093
Patent expenditures	—	—	(7,736)
Purchase of certain assets of Daksoft, Inc.	—	—	(700,000)
Net cash provided by (used in) investing activities	586,219	(659,283)	(3,918,983)

Cash flows from financing activities
Net change on bank line of credit	(1,449,318)	(517,466)	250,041
Net change in book overdraft	(470,333)	583,273	(99,780)
Payments on capital lease obligations	(114,564)	(18,125)	(17,730)
Proceeds from issuance of common stock, net	3,073,881	329,228	3,455,551
Purchase of treasury stock	—	—	(74,352)
Net cash provided by financing activities	1,039,666	376,910	3,513,730

Net increase (decrease) in cash and cash equivalents	8,283,542	(808,113)	(791,155)
Cash and cash equivalents, beginning of year	2,667,733	3,475,846	4,267,001

Cash and cash equivalents, end of year	$10,951,275	$2,667,733	$3,475,846

Supplemental cash flow information
Interest paid	$83,665	$75,802	$60,550
Property and equipment financed by accounts payable	$102,718	$214,721	$66,131
Property and equipment financed by capital leases	$451,308	$—	$—

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated
Notes to Financial Statements

1.             Summary of Significant Accounting Policies

Nature of Business

On January 1, 2006, Spherix Incorporated transferred the assets of its information services segment (the “InfoSpherix Division”) to a new wholly-owned subsidiary, InfoSpherix Incorporated (“InfoSpherix”).  Spherix Incorporated (“Spherix”) was founded in 1967, and both Companies are incorporated in Delaware.  The activities of the biotechnology segment (“BioSpherix”) continue to operate through Spherix Incorporated.  BioSpherix is dedicated to research, development, and productization of proprietary products.  InfoSpherix operates contact center services providing consulting, information management, and materials management to the public as well as reservation and tourism solutions.  These services are provided primarily under government contracts.  The Company maintains three facilities in Maryland, including its corporate headquarters in Beltsville, and one facility in Indiana.

Basis of Presentation

Beginning January 1, 2006, the consolidated financial statements include the accounts of both Spherix Incorporated and InfoSpherix Incorporated (collectively, the “Company”).  All intercompany balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2006, the Company had approximately $6.5 million invested in treasury funds with a maturity of three months or less, which are included as cash and cash equivalents. The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006, the Company’s cash and cash equivalent in excess of the FDIC limits was $10,751,000.

Concentrations

During 2006, revenue from three major government contracts accounted for 16%, 15%, and 11% of the Company’s total revenue.  No other contracts were greater than 10%.  At December 31, 2006, four major contracts constituted 68% of the trade accounts receivable, the components of which were 26%, 16%, 15% and 11%.  No other single contract was greater than 10% of total trade accounts receivable.  Receivables from Federal and state government agencies represented 83% of the total trade accounts receivable.

During 2005, revenue from four major government contracts accounted for 17%, 16%, 12%, and 12% of the Company’s total revenue.  No other contracts were greater than 10%.  At December 31, 2005, four major contracts constituted 75% of the trade accounts receivable, the components of which were 30%, 16%, 15% and 14%.  No other single contract was greater than 10% of total trade accounts receivable.  Receivables from Federal and state government agencies represented 91% of the total trade accounts receivable.  Government contracts accounted for approximately 99%, 100%, and 99% of the InfoSpherix revenue in 2006, 2005, and 2004, respectively.

Property and Equipment and Depreciation

Property and equipment are stated at cost and consist of office furniture and equipment, computer hardware and software, leasehold improvements, and capital leases.  Computer hardware and software include the cost of internally developed software programs, which have long-term benefits.  The Company has developed and continues to develop a large variety of software applications that are used in the performance of its multiple contact center and park reservation contracts.  These applications are designed to aid our telephone operators in providing information to the public as well as collecting caller information.  The Company has also developed software applications that we use to

Spherix Incorporated
Notes to Financial Statements

process park reservation transactions.  The Company capitalizes the labor and fringe costs incurred by our software programmers in the development of these applications as well as the costs incurred in creating functionality enhancements.  In 2006 and 2005, the Company capitalized approximately $790,000 and $804,000 in internally developed software, respectively.  The Company computes depreciation and amortization under the straight-line method and typically over the following estimated useful lives of the related assets:

Office furniture and equipment	3 to 10 years
Computer hardware and software	3 to 5 years

Leasehold improvements are depreciated or amortized over the lesser of the term of the related lease or the estimated useful lives of the assets (generally 5 to 10 years).  Major additions, improvements and renewals are capitalized and ordinary repairs, maintenance, and renewals are expensed in the year incurred.  Gains or losses from the sale or retirement of property and equipment result from the difference between sales proceeds (if any) and the assets’ net book value, and are recorded in the consolidated Statement of Operations.

Inventory

Included in prepaid expenses at December 31, 2006, is approximately $65,000 of Naturlose inventory.  The inventory is valued at lower of cost or market.

Deferred Rent

The Company entered into leases for its Beltsville, Cumberland, Annapolis and Indianapolis facilities in 1997, 2003, 2004, and 2006, respectively.  The excess of the rent expense over the cash payments for rent is recorded as deferred rent and is being amortized over the life of the leases.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and

Spherix Incorporated
Notes to Financial Statements

statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established based upon periodic assessments made by management to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Fair Value Information

The estimated fair value of the Company’s financial instruments, which include cash, receivables, accounts payable, and bank line of credit reported in the Consolidated Balance Sheet, approximate their carrying value given their short maturities.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (FAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the consolidated statements of operations and comprehensive loss.  The Company uses a Black-Scholes option pricing model and has elected to use the modified prospective transition method and, therefore, has not restated results for prior periods.  At the time the Company adopted FAS 123R, there were no unvested options outstanding.  For the year ended December 31, 2006, the Company realized $24,000 in stock based compensation expense relating to 59,000 stock options awarded in February 2006.  The effect of adopting FAS 123R increased the loss from operations, and decreased the income before taxes and the net income by $24,000 for the year ended December 31, 2006, and had no effect on basic and diluted earnings per share, net cash flow from operations, or net cash flow from financing activities.

For the years prior to January 1, 2006, the Company elected the “disclosure only” presentation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (FAS 123) and, consequently, did not record compensation expense relating to employee option grants provided the exercise prices were at or above fair value of the Company’s common stock on the grant date.

On November 4, 2005, the Company had a total of 176,658 previously unvested stock options outstanding.  The exercise prices of all of these options were greater than the fair value of the Company’s stock.  On this day, the Board of Directors voted to fully vest all of the then outstanding stock options.  The average weighted exercise price of these options was $7.98.  The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing the future compensation expense for these options upon adoption of “SFAS 123R.”  The related future stock-based employee compensation expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $562,000, and had the effect of increasing the 2005 proforma loss from $3,110,977 to $3,672,738 and the proforma loss per share from $(0.26) to $(0.31).

To measure stock-based compensation in accordance with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the pro-forma net loss and net loss per share resulting from applying SFAS 123.

The following table summarizes the pro-forma net loss and net loss per share resulting from applying FAS 123.

		2005	2004
Net loss, as reported		$(2,848,748)	$(2,822,046)
Add: stock-based employee compensation expense included in reported net loss		31,050	31,050
(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards		(855,040)	(605,051)
Pro forma net loss		($3,672,738)	$(3,396,046)
Net loss per share — basic	As reported	$(0.24)	$(0.24)
	Pro forma	$(0.31)	$(0.29)
Net loss per share — diluted	As reported	$(0.24)	$(0.24)
	Pro forma	$(0.31)	$(0.29)

Spherix Incorporated
Notes to Financial Statements

                Net income (Loss) Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.  At December 31, 2006, the Company had outstanding 501,100 options, none of which were assumed likely to be exercised.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.

	2006	2005	2004
Weighted average shares outstanding, basic	13,578,363	12,037,479	11,890,470
Weighted average dilutive common stock equivalents	—	—	—
Weighted average shares outstanding, diluted	13,578,363	12,037,479	11,890,470

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”).  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  We are required to adopt FIN 48 effective January 1, 2007.   We are currently evaluating the impact this interpretation will have on our financial position, results of operations, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair, and expands disclosures about fair value measurements.  We are required to adopt SFAS 157 effective January 1, 2008. We do not expect the adoption of SFAS 157 to have a material affect on our financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  The bulletin requires companies to quantify misstatements based on the impact on the financial statements and related disclosures.  We have adopted SAB 108 in connection with the preparation of our financial statements for the year ended December 31, 2006.  The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

2.             Restricted Investments

At December 31, 2005, the Company held $2,000,000 in a restricted certificate of deposit as collateral on the Company’s bank line of credit.  The Company was released from the bank line of credit restriction when the line of credit matured on March 31, 2006, (see Note 6 “Line of Credit”).  The certificate of deposit matured on June 30, 2006.  A restricted certificate of deposit is not required as collateral on the new line of credit.

3.             Allowance for Doubtful Accounts

Management regularly reviews the accounts receivables for uncollectible and potentially uncollectible accounts and when necessary establishes an allowance for doubtful accounts.

Balance, December 31, 2003	$20,000
Write-off of uncollectible accounts	(9,000)
Valuation adjustment	4,000
Balance, December 31, 2004	15,000
Write-off of uncollectible accounts	—
Valuation adjustment	—
Balance, December 31, 2005	15,000
Write-off of uncollectible accounts	—
Valuation adjustment	—
Balance, December 31, 2006	$15,000

Spherix Incorporated
Notes to Financial Statements

4.             Property and Equipment

The components of property and equipment as of December 31, at cost are:

	2006	2005
Computer software	$3,744,000	$4,222,000
Computer hardware	3,866,000	4,487,000
Office furniture and equipment	666,000	627,000
Leasehold improvements	1,275,000	1,272,000
Capital leases	524,000	72,000
Total cost	10,075,000	10,680,000
Accumulated depreciation and amortization (including capital lease accumulated amortization of $172,000 and $47,000	(6,161,000)	(6,077,000)
Property and equipment, net	$3,914,000	$4,603,000

The Company’s depreciation expense for the years ended December 31, 2006, 2005 and 2004 were $2,434,000, $2,413,000 and $2,138,000, respectively.

5.             Intangible Assets

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus the issuance of 43,029 shares of common stock valued at $288,000 (subject to certain restrictions).  The Company assessed the value of the purchased contracts to be $976,000 and will amortize it annually over seven years, the estimated contractual life.  In 2006, 2005 and 2004, the Company recognized $139,000, $139,000, and $116,000, respectively, in related amortization expense.

The Company’s total amortization expense for the years ended December 31, 2006, 2005, and 2004 were $167,000, $161,000 and $140,000, respectively. The Company’s future amortization over the next five years based on its intangible assets at December 31, 2006, 2005, and 2004 are as follows:

Year	Amortization Expense

2007	$165,000
2008	157,000
2009	154,000
2010	154,000
2011	38,000

6.             Debt

Line of Credit

As a result of the creation of InfoSpherix as a wholly-owned subsidiary, management no longer considers maintaining a bank line of credit for the parent company, Spherix, necessary, and, therefore decided not to renew the old credit agreement when it matured on March 31, 2006.  The Company entered into a new agreement on March 31, 2006 with Bank of America (“the Bank”) to establish a line-of-credit (“New Agreement”) for its subsidiary, InfoSpherix Incorporated, with the outstanding borrowings of approximately $1.5 million under the old line of credit transferred to the new agreement.  Management considers the establishment of this credit facility for the subsidiary necessary to ensure timely cash flow for the subsidiary’s operations.  The New Agreement, which matures June 30, 2008, provides for borrowings up to $1.5 million, is collateralized by the subsidiary’s accounts receivables and equipment, and contains covenants on tangible net worth and funded debt to EBITDA ratios.  Such covenants could have a limiting effect on the amount of cash that the subsidiary can advance to Spherix.  The interest rate under the Agreement is based on the LIBOR daily floating rate plus 3% (approximately 8.34% at December 31, 2006).  The Company had no outstanding borrowings under the Agreement at December 31, 2006, and the total amount available for future advance to the subsidiary was $1.5 million under the Agreement.

7.             Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2006	2005

Accounts payable	$690,000	$765,000
Accrued expenses	566,000	542,000
Book overdraft	174,000	644,000
Accrued taxes payable	105,000	—
	$1,535,000	$1,951,000

Spherix Incorporated
Notes to Financial Statements

8.             Stockholder Equity

Private Placements

The Company determined that, as of June 30, 2005, it was approximately $454,000 short of meeting NASDAQ’s Global Market listing requirement of maintaining a minimum of $10,000,000 in shareholders’ equity.  NASDAQ gave the Company until September 1, 2005, to correct this situation, which the Company achieved through its third quarter results.  However, in anticipation of incurring losses due to seasonal fluctuations in the InfoSpherix business segment that occur in the first and fourth quarters of the year, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”) on July 22, 2005.  Under the SEDA, Spherix can require Cornell to purchase up to $4,000,000 of the Company’s common stock over a two-year period following the effective date, October 12, 2005, of the registration covering the shares of our common stock to be sold to Cornell.  The SEDA establishes what is sometimes termed an “equity line of credit” or an “equity draw-down facility.”  The $4,000,000 facility may be drawn down upon by us in installments, the maximum amount of each draw down is limited to $350,000.  For each share of common stock purchased under the SEDA, Cornell will pay 95% of the lowest volume weighted average price (“VWAP”) of the Company’s shares during the five trading days following the Company’s draw down notice to Cornell.  The VWAP used in the calculation is that reported by Bloomberg, LLC, a third-party reporting service.  In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of our shares sold on that day.  The Company is also committed to pay to Cornell an amount equal to 5% of each purchase of common stock made by Cornell under the SEDA.  Under the terms of the SEDA agreement, the Company is not obligated to draw down on the SEDA facility, but once we satisfy normal conditions for this type of transaction, we have the right to require Cornell to purchase our common stock.  In connection with the SEDA, we have issued to Cornell 95,000 shares of our common stock and paid a due diligence fee of $5,000.  We also paid Yorkville Advisors Management, LLC, the investment manager for Cornell, a structuring fee of $15,000, and on each sale under the SEDA we will pay an additional structuring fee of $500.  Newbridge Securities Corporation acted as our placement agent for the SEDA, and we paid that firm a fee of 5,000 shares of our common stock valued at $10,000.  We also granted Newbridge Securities Corporation piggy-back registration rights covering these shares.  Registration of our common shares covered under the SEDA was completed in October 2005.  During the term of the SEDA, our Officers and Directors have agreed not to sell any of their shares of our common stock, except to the extent permitted under Rule 144.  The number of shares of our common stock issuable to Cornell under the SEDA is subject to a 9.99% cap on the beneficial ownership that Cornell and its affiliates may have at the time of each installment (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act).  Further, the Company may not issue more than 19.99% of our currently outstanding shares under the SEDA unless shareholder approval is received.  Fees paid through cash and common stock to Cornell, Yorkville Advisors, and Newbridge Security totaling $220,000 were charged against the proceeds of the initial draw on the facility.  In 2006, the Company sold 819,453 shares under the SEDA agreement for total proceeds of $1,897,000, and in 2005, the Company sold 310,076 shares under the SEDA agreement for total proceeds of $376,000.  At December 31, 2006, the Company’s shareholder’s equity was $14.6 million.

On March 9, 2006, in exchange for the Company’s agreement to reduce the exercise price of 585,973 in outstanding warrants to $2.04 per share, an Investor agreed to exercise the full 585,973 shares for total proceeds of approximately $1.2 million.  In connection with these warrants, the new holder of the warrants agreed that it would not exercise any of the warrants to the extent that it would acquire shares of Common Stock exceeding 9.9% of the outstanding Common Stock, nor would it knowingly sell shares to anyone to the extent that their holdings in the Company would exceed 4.9% of the outstanding Common Stock.  The warrants and shares of Common Stock were issued in transactions exempt from Registration pursuant to Section 4(2) of the Securities Act.  The Company has registered the shares issuable upon exercise of the warrants for resale by the institutional investor.

Stock Option Plan

The Company has an Employees’ Stock Option Plan (the “Plan”) which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers and Directors and other key employees to purchase up to 1,000,000 shares of common stock in amounts determined by the Compensation Committee of the Board of Directors through December 31, 2007.  During 2006, 2005, and 2004, 59,000, 12,500, and 60,000 options were granted under the Plan, respectively.  At December 31, 2006, 403,100 options were available for grant under the Plan.

Spherix Incorporated
Notes to Financial Statements

On November 4, 2005, the Company had a total of 176,658 previously unvested stock options outstanding.  The exercise prices of all of these options were greater than the fair value of the Company’s stock.  The Board of Directors approved the acceleration of vesting of all such outstanding stock options.  The average weighted exercise price of these options was $7.98.  The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing the future compensation expense for these options upon adoption of “SFAS 123R.”  The estimated stock-based employee compensation expense that was eliminated as a result of this action was approximately $562,000, and had the effect of increasing the 2005 proforma loss from $3,110,977 to $3,672,738 and the proforma loss per share from $(0.24) to $(0.31).

	2006 Shares	2006 Weighted Average Exercise Price	2005 Shares	2005 Weighted Average Exercise Price	2004 Shares	2004 Weighted Average Exercise Price
Outstanding at beginning of year	507,200	$7.73	677,800	$7.82	653,650	$7.97
Granted	59,000	$2.20	12,500	$3.41	60,000	$5.98
Exercised	—	$—	—	$—	—	$—
Expired or forfeited	(65,100)	$7.51	(183,100)	$7.79	(35,850)	$7.36
Outstanding at end of year	501,100	$7.11	507,200	$7.73	677,800	$7.82

Options exercisable at end of year	467,100		507,200		345,822

Weighted-average fair value of options granted during the year	$1.88		$1.92		$3.22

Price range of options
Outstanding	$2.25-$10.51		$2.25-$10.51		$2.25-$10.51
Exercised	$—		$—		$—
Expired or forfeited	$4.99-$10.51		$6.35-$9.55		$6.00-$9.55

Activity for the three years ended December 31, 2006, for all option grants is shown below:

The following table summarizes information with respect to stock options outstanding at December 31, 2006:

Range of Exercise Price	Number of Options Outstanding at 12/31/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$2.25-$4.99	126,500	$3.02	2.4
$6.35-$7.84	83,850	$6.73	1.0
$8.09-$10.51	290,750	$8.99	2.8
	501,100

Spherix Incorporated
Notes to Financial Statements

The following table summarizes information with respect to stock options exercisable at December 31, 2006:

Year of Option Expiration	Number of Options	Weighted Average Exercise Price	Price Range
2007	137,550	$6.28	$2.25-$10.51
2008	192,050	$8.28	$6.35-$8.67
2010	12,500	$3.41	$3.41
2011	125,000	$7.91	$2.20-$9.34

All Years	467,100

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with SFAS 123R.

	2006	2005	2004
Risk-free interest rate	4.59%	5.11%	4.28%
Expected life (years)	4	4	4
Volatility	140.9%	69.6%	66.8%
Dividend yield	0%	0%	0%

9.             Income Taxes

Income tax expense for 2006 was $105,000 and is attributed to the alternative minimum tax.  There was no income tax expense for the years 2005 and 2004 as a result of net losses and the net operating loss carryforwards and increases in the valuation allowance.

The tax effect of significant temporary differences representing deferred tax assets as of December 31, 2006 and 2005, is as follows:

	2006		2005
	Current	Non-Current	Current	Non-Current
Property and equipment	$—	$(259,688)	$—	$(762,137)
Deferred rent	109,023	—	75,795	—
Accrued vacation	68,547	—	70,218	—
Allowance for doubtful accounts	5,758	—	5,793	—
Tax credit	—	90,000	—	—
Deferred compensation	19,310	239,135	—	241,443
Forward loss provision	25,911	—	52,137	—
Net operating loss carryforward	—	5,632,054	—	7,353,528
Accrued bonus	—	—	32,055	—
Other	(115)	—	(10,728)	—
	228,434	5,701,501	225,270	6,832,834
Valuation allowance	(228,434)	(5,701,501)	(225,270)	(6,832,834)

Deferred tax asset	$—	$—	$—	$—

Approximately $4.1 million in U.S. tax net operating losses were utilized in 2006.  The Company has $14.6 million in net operating loss carryforwards that will be available to offset regular taxable U.S. income during the carryforward period, which will expire from 2019 through 2025.  Based on the Company’s historical losses and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.

Spherix Incorporated
Notes to Financial Statements

At December 31, 2006, approximately $388,000 of the valuation allowance, related to benefits from stock compensation, will be credited to “paid in capital” when recognized in future periods.

Reconciliation between actual tax expenses and taxes computed at the statutory Federal rate of 34 percent for 2006, 2005, and 2004 are as follows:

	2006	2005	2004
U.S. Federal income tax rate at 34%	$1,230,096	$(968,575)	$(959,495)
State taxes, net of federal tax benefit	154,418	(131,612)	(130,378)
Change in valuation allowance	(1,128,170)	1,168,226	1,099,331
Expenses not deductible for tax purposes	16,001	13,195	13,269
Other	(167,295)	(81,234)	(22,727)

Income tax provision (benefit)	$105,050	$—	$—

10.          Commitments and Contingencies

Government Contracts

The principal portion of the Company’s revenue has been generated under government contracts, by InfoSpherix.  These contracts are awarded pursuant to a competitive bidding process.  As of December 31, 2006, none of the Company’s contracts were under protest.  The Government has the right to audit billings and Spherix does not expect adjustments to such billings.

Leases

The Company has various commitments under capital and operating leases through 2011 relating to office equipment, its call center facility in Cumberland, Maryland, its call center facility in Carmel, Indiana, its call center and administrative offices in Beltsville, Maryland, and its research lab and administrative office in Annapolis, Maryland.

Future minimum rentals as of December 31, 2006, under noncancellable leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases

2007	$265,000	$1,157,000
2008	140,000	972,000
2009	8,000	420,000
2010	—	276,000
2011	—	280,000
Thereafter	—	—
	413,000	$3,105,000
Less: executory costs	9,000
Less: amount representing interest	40,000
Capital lease obligations	364,000
Less current portion	225,000
Long-term obligations	$139,000

Some of the Company’s building leases contain step rent provisions, capital improvement funding, or other tenant allowances.  Minimum rental payments including allowances on such leases is recognized on a straight-line basis over the term of the leases.  The Company incurred rental expenses of $1,343,000, $942,000, and $860,000, under operating leases for years 2006, 2005, and 2004, respectively.

Spherix Incorporated
Notes to Financial Statements

Related Party Transactions

Employment, Deferred Compensation, and Consulting Agreements for Principal Stockholders

Dr. Gilbert V. Levin, Company founder and former CEO, has served under an Employment Agreement since March 3, 1969.  This Agreement was amended and restated in 2004, and continued through December 31, 2004.  On February 17, 1993, the Company entered into agreements with Dr. Levin and Mrs. M. Karen Levin to provide adequate retirement benefits and to protect the Company’s stock from a precipitous sale to pay estate taxes upon their deaths.  These agreements provided that, upon retirement, under a Supplemental Executive Retirement Plan (SERP), these individuals would receive deferred compensation equal to 70% and 60%, respectively, of their average annual total compensation less the assumed returns from investment of their funded pension plans, and less their social security payments.  On March 23, 2004, after lengthy consideration and consultation, the Board and the Levins approved new deferred compensation agreements.  At March 23, 2004, the deferred compensation plan for Dr. Levin was unfunded and the Company had no liability under the plan.  In the March 23, 2004 agreement, Dr. Levin voluntarily forgave the Company of its obligations under his SERP agreement.  The Company also has agreed to provide Dr. Levin with lifetime payments of $12,500 each quarter and to fund long-term lifetime healthcare and health insurance policies following his full retirement from the Company.  In 2004, Dr. and Mrs. Levin voluntarily forgave the Company its obligation to retain key man life insurance on them and to buy back stock from the last to survive.  On November 29, 2005, the Board and Mrs. Levin approved a new agreement concerning her retirement benefits in connection with her January 4, 2006 retirement from the Company.  At November 29, 2005, the deferred compensation plan for Mrs. Levin was unfunded and the Company had no liability under the plan as actuarially determined.  In the November 29, 2005 agreement, Mrs. Levin voluntarily forgave the Company its obligations under her SERP agreement.  The Company also has agreed to provide Mrs. Levin lifetime payments of $12,500 each quarter and to fund long-term lifetime healthcare and health insurance policies following her January 4, 2006, retirement from the Company.  At December 31, 2006, the Company’s liability for both Dr. Levin and Mrs. Levin was estimated to be $389,000 for the lifetime payments and $156,000 for funding the long-term lifetime healthcare and health insurance policies.  The non-current portion of these amounts is reported on the accompanying balance sheet as deferred compensation.

Upon completion of their employment, the officer-stockholders agree to serve as consultants to the Company on an as-needed basis, at a specified daily rate.

Other

In July 2005, Spherix filed an official protest of the U.S. Department of Agriculture’s award of the National Recreation Reservation System (“NRRS”) contract to ReserveAmerica, a TicketMaster subsidiary.  The NRRS will provide reservation services for all Federal recreation facilities, including the National Park sites serviced by Spherix under its National Park Reservation Service (“NPRS”) contract with the Department of Interior.  On October 20, 2005, the Government Accountability Office (“GAO”) sustained Spherix’s challenge to the USDA Forest Service award and recommended that the Department of Agriculture reopen the competition and make a new award decision.  This was the second time that GAO found the Forest Service’s attempt to award the NRRS contract to ReserveAmerica to be flawed.  In October 2006, the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of the National Recreation Reservation Service (NRRS) contract to ReserveAmerica, a Ticketmaster subsidiary.  The Company’s NPRS contract concluded on January 23, 2007.  The Company operated the NPRS contract for nine years; revenue recognized was $4.0 million, $4.0 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, or 16%, 17% and 17% of total revenue for each year.

11.          Employee Benefit Plans

Effective January 1, 1990, the Company established the Spherix Incorporated 401(k) Retirement Plan.  The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed one year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant’s contribution or 2½% of the participant’s eligible compensation, whichever is less.  The Company may, at

Spherix Incorporated
Notes to Financial Statements

its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $122,000, $113,000, and $105,000 in 2006, 2005, and 2004, respectively.

12.          Employee Stock Purchase Plan

On May 15, 2003, the Company approved an Employee Stock Purchase Plan whereby the employees could purchase shares of the Company’s stock.  Under the Plan, the Company was authorized to initially issue up to 500,000 shares of common stock, with additional amounts determined annually based upon other provisions of the Plan.  The Plan became available to the employees on January 1, 2004.  In 2005 and 2004, 6,985 and 1,796 shares were issued under the plan, respectively.  The Board of Directors voted to discontinue the plan effective June 30, 2005.

13.          Information by Business Segment

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company is managed along two business segments, InfoSpherix and BioSpherix.

Financial information by business segment for the years ended December 31, 2006, 2005, and 2004 is summarized below:

		Year Ended December 31,
		(Dollars in thousands)
		2006	2005	2004
Revenues	InfoSpherix	$24,831	$23,023	$22,221
	BioSpherix	7	23	127
	Total revenues	$24,838	$23,046	$22,348

Operating Loss and	InfoSpherix	$723	$(1,853)	$(2,051)
Loss Before Income	BioSpherix	(3,203)	(1,033)	(794)
Taxes	Total operating loss	(2,480)	(2,886)	(2,845)
	Interest income, net	98	37	23
	Other income	6,000	—	—
	Income (loss) from operations
	before income taxes	$3,618	$(2,849)	$(2,822)

Identifiable Assets	InfoSpherix	$13,896	$7,887	$8,012
	BioSpherix	308	288	196
	General corporate assets	4,172	4,943	7,036
	Total assets	$18,376	$13,118	$15,244

Capital Expenditures	InfoSpherix	$1,753	$1,493	$2,941
	BioSpherix	—	13	44
	General corporate assets	3	2	17
	Total capital expenditures	$1,756	$1,508	$3,002

Depreciation	InfoSpherix	$2,433	$2,401	$2,101
and Amortization	BioSpherix	46	41	24
	General corporate assets	122	132	153
	Total depreciation and amortization	$2,601	$2,574	$2,278

During 2006, InfoSpherix recognized revenue from three of its customers, all of which were government agencies, representing 16%, 15% and 11% of the total Company revenue.  During 2005, InfoSpherix recognized revenue from four of its customers, all of which were government agencies, representing 17%, 16%, 12% and 12% of

Spherix Incorporated
Notes to Financial Statements

the total Company revenue.  During 2004, InfoSpherix recognized revenue from three of its customers, all of which were government agencies, representing 21%, 17%, and 13% of the total Company revenue.  Government contracts accounted for approximately 99%, 100%, and 99% of the InfoSpherix revenue in 2006, 2005, and 2004, respectively.

BioSpherix has invented and patented for the Company the use of tagatose as a low-calorie sweetener.  In 1996, the Company signed an exclusive, worldwide licensing agreement with Arla Foods Ingredients amba of Denmark (formerly MD Foods Ingredients) for the use and sale of Spherix’s low-calorie sugar, tagatose, as a sweetener in foods and beverages (see Note 10 “Commitments and Contingencies”).  The License Agreement and an amendment thereto provide Arla the world-wide right to manufacture and sell tagatose for food uses, and the right to manufacture tagatose for all uses.  In 2000, MDFI was merged into Arla Foods.

Operating loss consists of revenue less operating expenses.  In computing operating profit, interest expense and income taxes were not considered.  Operating loss for InfoSpherix was 8% and 9% of InfoSpherix revenue for 2005 and 2004.

Identifiable assets by business segment are those assets used in the Company’s operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs.  Corporate assets are principally cash and certain other assets not related to a particular segment’s operations.

14.          Selected Quarterly Information (in thousands, except per share data), unaudited

The table below sets forth selected unaudited financial information for each quarter of the last two years.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$5,922	$7,582	$7,253	$4,081
Gross profit	$1,004	$1,898	$1,722	$(580)
Net (loss) income	$(533)	$239	$(10)	$3,817
Net (loss) income
per share, basic	$(0.04)	$0.02	$—	$0.28
Net (loss) income per share, diluted	$(0.04)	$0.02	$—	$0.28

2005
Revenue	$5,435	$7,064	$6,705	$3,842
Gross profit	$989	$2,111	$2,170	$(152)
Net (loss) income	$(1,073)	$228	$285	$(2,288)
Net (loss) income per share, basic	$(0.09)	$0.02	$0.02	$(0.19)
Net (loss) income per share, diluted	$(0.09)	$0.02	$0.02	$(0.19)

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

Spherix Incorporated
Notes to Financial Statements

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

Item 9B.  OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the fourth quarter of 2006, which was not so disclosed.

Spherix Incorporated

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning the Spherix Board of Directors.

Nominees for Election to Board of Directors

			Director
Name	Age	Position	Since
Douglas T. Brown	53	Director	2004
A. Paul Cox, Jr.	69	Director	2004
George C. Creel	73	Director	2004
Gilbert V. Levin	83	Chair and Executive Officer for Science	1967
M. Karen Levin	87	Director	1968
Richard C. Levin	54	Director, CEO and President, and CFO	2005
Robert A. Lodder, Jr.	47	Director	2005
Robert J. Vander Zanden	61	Director	2004

Mr. Douglas T. Brown, Spherix Incorporated Board Member since 2004, is Senior Vice President and Manager of the Corporate Banking Government Contracting Group for PNC Bank N.A., Washington, DC.  Mr. Brown has been with PNC and its predecessor bank, Riggs Bank, since 2001 and previously worked for Bank of America, N.A. and its predecessor banks for 16 years as a Loan Officer, as well as a manager of Loan Officers throughout the Mid-Atlantic and New England.  Subsequent to 1990, the majority of Mr. Brown’s customers were companies that provided services to the Federal Government and State governments.  Mr. Brown holds a B.A. degree in Political Science from American University and a graduate degree from The Stonier Graduate School of Banking at the University of Delaware.  He is not now, nor has he been for the past five years, a director of a public, for-profit company other than Spherix.

Mr. A. Paul Cox, Jr. , Spherix Incorporated Board Member since 2004, brings both information technology and general corporate management experience to Spherix.  He holds a B.E.S. in Electrical Engineering and an M.S. in Management Science, both from The Johns Hopkins University.  Mr. Cox began his career designing special purpose digital computers for the Westinghouse Underseas Division, where he remained for seven years.  Advancing through technical assignments, he achieved increasing management responsibility in information systems, technical services and sales promotion, serving 13 years at IBM, nine years at Data Systems Corporation, and then as Chairman and CEO of the Codema Corporation.  He was then recruited by Standard Register as its Vice President and General Manager.  Now Principal of his own Asset Protection Company, Mr. Cox has served on various educational, industrial, civic and charitable boards.  He is not now, nor has he been for the past five years, a director of a public, for-profit company other than Spherix.

Mr. George C. Creel, Spherix Incorporated Board Member since 2004, received his Bachelor of Engineering degree in Mechanical Engineering from The Johns Hopkins University in Baltimore, Maryland, in 1955.  Except for a brief tour on active duty in the U.S. Army Corps of Engineers, he spent his full-time working career with the Baltimore Gas and Electric Company (BGE).  There, Mr. Creel rose from Junior Engineer to Chief Mechanical Engineer, to Executive Vice President and Acting Chief Operating Officer until his retirement from BGE in 1997.  His general management experience, including strategic planning and focusing on performance management, brings added strength to Spherix.  He specializes in leadership development, executive coaching, strategic planning, and performance management.  Mr. Creel serves as an independent director for Storeroom Solutions, Inc., a privately held corporation.  He is not now, nor has he been for the past five years, a director of a public, for-profit company other than Spherix.

Dr. Gilbert V. Levin founded Spherix Incorporated in 1967 and has been Chair, President and/or Chief Executive Officer since incorporation.  He currently serves as Chairman of the Board and Executive Officer for Science.  Dr. Levin previously served in the public health departments of Maryland, California, and the District of Columbia and, subsequently, as a research scientist and corporate official.  Among his inventions are low-caloric sweeteners; biological nutrient removal (BNR) for municipal wastewater, rapid detection and identification of microorganisms; and the Labeled Release life detection experiment that landed on Mars in 1976 aboard NASA’s Viking Mission.  He holds a Bachelor’s, Master’s, and a Ph.D., all from The Johns Hopkins University, where he also served on its Board of Trustees and presently serves on its National Advisory Councils for the Whiting School of Engineering.  He is not now, nor has he ever been, a director of a public company other than Spherix.  Dr. Levin is the husband of Mrs. Levin and the

Spherix Incorporated

uncle of Mr. Levin.  He has not worked for any company other than Spherix since 1967, nor has he been a director of any public company other than Spherix.

Mrs. Levin served as Spherix Incorporated’s Vice President of Corporate Communications until her retirement in January 2006.  She is an original member of the Board of Directors.  Mrs. Levin lead Spherix’s public relations information efforts and coordinated proposals for government and commercial business development.  She served as Director of the Company’s Information Services Division for 25 years, while it grew into a major sector spawning the Government and Commercial Information Divisions.  Previously, Mrs. Levin was science and medical reporter and writer for the Washington bureau of Newsweek magazine.  She also served as writer and public information consultant to the National Institute of Mental Health.  She joined the Company in 1968, a year after its founding.  Mrs. Levin holds a B.A. in English from Vassar College.  Mrs. Levin is the wife of Dr. Levin and the aunt of Mr. Levin.  She has worked for no other company since 1968, nor has she been a director of any public company other than Spherix.

Mr. Richard C. Levin joined the Company in 1991 as Business Manager.  Mr. Levin progressed through various executive positions within the Company and served as the CFO and Vice President for Administration during 2002.  In February 2003, Mr. Levin was promoted to the position of Interim President of the InfoSpherix Division.  In September 2004, Mr. Levin was appointed Acting CEO and President and, in February 2005 was elected CEO and President. Prior to joining Spherix, he was the General Manager of the Catalyst Research Division of the Mine Safety Appliances Company.  Mr. Levin holds a B.S. in business administration from the University of Baltimore and is a C.P.A. in the State of Maryland.  Mr. Levin is the nephew of Dr. and Mrs. Levin.  He was elected to the Board of Spherix in May 2005.  Mr. Levin is not now, nor has he been for the past five years, a director of a public company other than Spherix.

Dr. Robert A. Lodder, Spherix Incorporated Board Member since 2005, is the Director of the Analytical Spectroscopy Research Group of the Advanced Science and Technology Center at the University of Kentucky.  He is currently Professor of Pharmaceutical Sciences at the College of Pharmacy, University of Kentucky Medical Center, and holds joint appointments in the Department of Electrical and Computer Engineering, and the Division of Analytical Chemistry of the Department of Chemistry at Kentucky.  Dr. Lodder received his B.S. degree cum laude in Natural Science and his M.S. in Chemistry in 1983 from Xavier University, Cincinnati, Ohio in 1981.  He received his Ph.D. in Analytical Chemistry in 1988 from Indiana University.  He was a founder of InfraReDx, Inc. in 1998 and Prescient Medical, Inc. in 2004.  Neither of these companies are public, and they do not engage in business with Spherix.  He is not now, nor has he been for the past five years, a director of a public, for-profit company other than Spherix.

Dr. Robert J. Vander Zanden, , Spherix Incorporated Board Member since 2004, having served in two Vice President positions with Kraft Foods International, brings a long and distinguished career in technical and business aspects of the food science industry to Spherix.  Dr. Vander Zanden holds a Ph.D. in Food Science from Kansas State University, and an M.S. and B.S. in Chemistry, the latter from the University of Wisconsin — Platteville, where he was named a Distinguished Alumnus in 2002.  In his 30-year career, he has been with ITT Baking Company as a Product Development Scientist, with Ralston Purina as Manager Dietary Foods R&D, with Keebler as Group Director, Product and Process Development, with Grupo Gamesa, a Frito-Lay Company, as Vice President, Technology, with Nabisco, as Vice President of R&D for their International Division and with the acquisition of Nabisco by Kraft Foods, he became the Vice President of R&D for Kraft’s Latin American Division.  Dr. Vander Zanden retired from Kraft Foods in 2004.  He currently holds the title Adjunct Professor and Lecturer, in the Department of Food Science and Human Nutrition, where he teaches a course in New Product Development.  His focus on achieving product and process innovation through training, team building and creating positive working environments has resulted in his being recognized with many awards for product and packaging innovation.  He is not now, nor has he been, for the past five years, a director of a public, for-profit company other than Spherix.

Corporate Governance

The Audit Committee members during 2006 were Mr. Brown, Chair; Mr. Cox, and Mr. Creel.  The Audit Committee Charter is available on the Company’s website at www.spherix.com.  Each member of the Audit Committee satisfies the independence requirements and other established criteria of the NASD and the Securities and Exchange Commission.  The Board of Directors believes that, while the members of its Audit Committee have substantial financial and management experience and are fully qualified to carry out the functions of the Audit Committee, none of its members meets the requirements of an audit committee financial expert as defined in the Securities and Exchange Commission rules.

Spherix Incorporated

Executive Officers

The Executive Officers of the Company are elected annually by the Board of Directors and are listed in the following table.

Name	Age	Position
Robert L. Clayton	44	Director of Finance, and Treasurer
Roger A. Downs	60	Vice President, Operations, InfoSpherix
Gilbert V. Levin	83	Chairman, and Executive Officer for Science
Richard C. Levin	54	Chief Executive Officer and President, and Chief Financial Officer
Jeffrey T. Lowe	50	Vice President, Corporate Communications
Steven M. Wade	51	Vice President, Information Technology, InfoSpherix

Dr. Levin’s and Richard Levin’s professional experience are discussed above.

Mr. Robert L. Clayton was elected to the Office of Director of Finance and Treasurer in May 2005.  Mr. Clayton previously served as Controller.  Prior to joining Spherix, he was a Senior Auditor for the Public Accounting Firm Rubino & McGeehin Chartered.  Mr. Clayton holds a B.S. in business and management from the University of Maryland and a C.P.A. from the District of Columbia.  He is not now, nor has he been for the past five years, a director of a public, for-profit company.

Mr. Roger A. Downs was elected to the Office of Vice President of Operations, InfoSpherix Incorporated, in February 2005.  Mr. Downs previously served as Vice President of ReserveWorld and as Director of Business Development and Director of the Commercial Information Services Division, where he grew a strong health-related pharmaceutical program for the Firm.  Prior to joining Spherix, he served as Senior Vice President-Quality Service at Standard Federal Savings Bank in Frederick, Maryland, Vice President-Sales at Dynatech Packet Technology in  Springfield, Virginia, and Senior Vice President-Retail Banking at Bankers Trust Company in Des Moines, Iowa.  Mr. Downs holds a M.P.A. from Drake University School of Public Administration in Des Moines, Iowa and a B.S. from Upper Iowa University in Fayette, Iowa.  He is not now, nor has he been for the past five years, a director of a public, for-profit company.

Mr. Jeffrey T. Lowe was elected to the Office of Vice President of Corporate Communications in May 2005.  Mr. Lowe previously served as Director of Communications, and prior to that (in reverse chronological order): Director of Proposals and Publications, Proposal Manager, and Proposal Writer.  During his employment, Mr. Lowe has been principally responsible for the production, quality, and output of the Company’s proposals, to which virtually all of the Company’s current revenue-generating contracts owe their existence.  Prior to joining Spherix, Mr. Lowe had careers as a journalist and a marine engineer.  Mr. Lowe holds a B.A. in Journalism from the University of Maryland and a dual B.S. in Marine Engineering and Nautical Science from the United States Merchant Marine Academy.  He is not now, nor has he been for the past five years, a director of a public, for-profit company.

Mr. Steven M. Wade was elected to the Office of Vice President, Information Technology, InfoSpherix Incorporated, in May 2005.  Mr. Wade previously served as Senior Director, Information Technology.  Before joining Spherix, Mr. Wade served in senior information technology positions at ADP; Teleglobe, a division of Bell Canada Enterprises; Verizon; and Fairchild Space and Defense.  He was born in the United Kingdom where he obtained a BSEE in 1973 and an MBA in 1975 at Harlow Technical College in Harlow, Essex, England.  He is not now, nor has he been for the past five years, a director of a public, for-profit company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Regarding Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Executive Officers, and anyone who beneficially owns ten percent (10%) or more of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock.  Such persons are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Spherix Incorporated

Based solely upon a review of (i) copies of the Section 16(a) filings received by the Company during or with respect to 2006 and (ii) certain written representations of its Officers and Directors, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2006 was filed in a timely manner except for the Form 4’s filed April 7, 2006, related to stock options issued to the independent Board Members, and the Form 4’s filed April 10, 2006, related to stock options issued to Executive Officers.  All of these transactions were subsequently reported on Form 4 and all transactions are reflective in this 10-K.

Code of Ethics

The Company has adopted a worldwide Code of Ethics, which is available on the Company’s website at www.spherix.com.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of Compensation Program and What Our Compensation Program is Designed to Reward

Our executive compensation program is designed to create strong financial incentive for our officers to increase revenue, profit, operating efficiency and returns, which we expect to lead to an increase in shareholder value.  The primary objective of our compensation program is to attract and retain qualified, energetic employees who are enthusiastic about the Company’s mission.  A further objective of our compensation program is to provide incentives and reward employees for their contribution to the Company.  In addition, we strive to promote an ownership mentality among key leadership and the Board of Directors.  Finally, we endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.

The Compensation Committee of the Board of Directors (the “Committee”) evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other companies.  To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based components that reward performance as measured against established goals.

Our compensation program is designed to reward each employee’s contribution to the Company.  In measuring the named executive officers’ contribution to the Company, the Committee considers numerous factors including the Company’s growth and financial performance.

Throughout this Form 10-K, the individual who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2006, as well as the other individuals included in the Summary Compensation Table on page 46, are referred to as the “named executive officers”.  Immediately following this Compensation Discussion and Analysis you will find a series of tables containing specific information about the compensation earned in 2006 by the named executive officers.

Roles and Responsibilities for Our Compensation Program

Role of the Compensation Committee

The Committee has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy.

Role of our Chief Executive Officer

Our Chief Executive Officer provides recommendations to the Committee in its evaluation of our executive officers, including recommendations of individual cash and equity compensation levels for executive officers.  Mr. Levin relies on his personal experience serving in the capacity of Chief Executive Officer with respect to evaluating the contribution of our other executive officers as well as publicly available information for comparable compensation guidance as the basis for his recommendations to the Committee.  Mr. Levin was not present during Committee deliberations and voting pertaining to the determination of his own compensation.

Spherix Incorporated

Role of the Compensation Consultant

The Committee periodically retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work.

Elements of Company’s Compensation Plan

The Company’s compensation program consists of base salary, an annual incentive bonus, stock incentives/awards, health and welfare benefits and a 401(k) plan.  The Company strives to be market competitive in setting salary ranges and designing benefits programs, while recognizing the experience and performance levels of individual employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary is the fixed annual compensation we pay to an executive for performing specific job responsibilities.  It represents the minimum income an executive may receive in any given year.  Base salaries for named executive officers are determined for each executive based on position and responsibility.  Base salaries for each of the Company’s executives are determined by the executive’s responsibilities and performance as well as comparative compensation levels for the executive’s peers.  The base salary for the Company’s Chief Executive Officer, including periodic changes thereto, is determined by the Committee.  The base salaries for the Company’s other executive officers, including periodic changes thereto, are determined by the Committee following recommendations by the Chief Executive Officer.

During its review of base salaries for executives, the Committee primarily considers:

•                  market data;

•                  internal review of the executive’s compensation, both individually and relative to other officers;

•                  individual performance of the executive;  and

•                  our financial and operating results.

Base salary levels are typically reviewed annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Annual Bonus

The Compensation Committee believes that a Pay-For-Performance Bonus system must be the process to provide additional compensation for all Spherix Executives and that this Bonus system must be based upon performance objectives developed from the Long Range Business Plan. The President and Chief Executive Officer of Spherix, working with the Executive Staff, set the performance bonus objectives.  The Board’s function was to review, to recommend modifications, and to approve the objectives and the financial bonuses associated with those objectives.

Stock Incentives/Awards

We currently administer long-term incentive compensation awards through our stock incentive plan.  We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention.

In recent years, this component of the Company’s executive compensation program has been via the periodic grant of stock options.  The Company generally has issued stock options to its executive officers when they joined the Company, in connection with a significant promotion within the Company and/or as a reward following excellent performance.  The number of options granted has been based on the level of responsibility, Company performance and individual performance.  Stock option grants have also been structured to induce the executive to remain in the employment of the Company by including incremental vesting provisions which permit exercise only after satisfaction of minimum tenure requirements.  Options are forfeited upon termination.

Spherix Incorporated

Health and Welfare Benefits

We offer a standard range of health and welfare benefits to all employees, including our executive officers.  These benefits include medical, prescription drug, and dental coverages, life insurance, accidental death and dismemberment and long-term disability insurance.  Our plans do not discriminate in favor of our executive officers.

401(k)

We offer a defined contribution 401(k) plan to substantially all of our employees.  We provide this plan to assist our employees in saving some amount of their cash compensation for retirement in a tax efficient manner.

Other Perquisites and Personal Benefits

We do not offer any perquisites or other personal benefits to any executive with a value over $10,000.

How Compensation Amounts Are Determined

We strive to pay our named executive officers at or near the median paid by comparable companies.  The Compensation Committee hired an outside company, Equilar, Inc., to compare the total compensation of the Spherix Executives to the total compensation of fourteen (14) companies identified by Equilar, Inc. to be peer companies to Spherix.  The Equilar Report on Executive Compensation showed that Spherix Executives are not compensated at the same level as colleagues in peer companies.  Based upon the fiscal health of Spherix however, it was determined by the Compensation Committee that no special efforts should be made to bring Executive total compensation to equivalent levels of those in peer companies.  All 2007 base salary increases (with few exceptions) should be kept in line with inflation. The Compensation Committee requested that the President and Chief Executive Officer of Spherix propose all Executive salary increases, but the overall Spherix company-wide increase should not be above inflation.  With minor adjustments, these recommendations were accepted by the full Board.  The Compensation Committee recommended to the Board the salary adjustment for the President and Chief Executive Officer of Spherix.

The following summary of compensation table sets forth the compensation paid by the Company during the three years ended December 31, 2006, to all Executive Officers earning in excess of $100,000 during any year.

Spherix Incorporated

Summary of Compensation
(Dollars in 000’s)

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard C. Levin	2006	190	15	35	—	7	247
CEO & President, and CFO	2005	184	—	10	—	7	201
	2004	170	—	—	—	7	177

Steven M. Wade	2006	172	4	20	—	7	203
VP, Information	2005	168	—	7	—	7	182
Technology

Roger A. Downs	2006	155	4	15	—	7	181
VP, Operations	2005	150	—	7	—	7	164
	2004	146	—	—	—	7	153

Jeffrey T. Lowe	2006	130	4	10	—	—	144
VP, Corp. Comm.	2005	126	—	6	—	—	132
	2004	114	—	—	—	—	114

Gilbert V. Levin	2006	118	—	—	(22)	7	103
Executive Officer	2005	118	—	—	15	7	140
for Science	2004	118	—	—	218	7	343

Robert L. Clayton	2006	118	4	10	—	2	134
Director of Finance and	2005	114	—	5	—	—	119
Treasurer	2004	107	—	—	—	—	107

Spherix Incorporated

Grants of Plan-Based Awards

Name	Grant Date	Threshold ($ in 000’s)	Target ($ in 000’s))	Maximum ($ in 000’s))	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Richard C. Levin	2/17/2006				8,000	$2.20	15,054
Steven M. Wade	2/17/2006				2,000	$2.20	3,764
Roger A. Downs	2/17/2006				2,000	$2.20	3,764
Jeffrey T. Lowe	2/17/2006				2,000	$2.20	3,764
Robert L. Clayton	2/17/2006				2,000	$2.20	3,764
Richard C. Levin	11/26/2006	—	92	120
Steven M. Wade	11/26/2006	—	64	84
Roger A. Downs	11/26/2006	—	56	73
Jeffrey T. Lowe	11/26/2006	—	47	61
Robert L. Clayton	11/26/2006	—	32	41

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

(1)          The Spherix Incorporated 1997 Stock Option Plan (the “Plan”) was approved by the Company’s Stockholders on May 15, 1998.  The Plan was revised and re-approved by the Stockholders on May 12, 2005.  The Plan provides for the grant of incentive stock options and non-qualified stock options to select employees and Directors of the Company.  The Plan provides for the issuance of up to 1,000,000 shares of Common Stock.  As of December 31, 2006, there were 481,100 outstanding options granted to individuals including the above-named Executive Officers, and 447,100 were exercisable as of such date; 403,100 options remain available for grant at the discretion of the Board of Directors.

(2)          Awards pursuant to the May 12, 2005 Spherix Incorporated Incentive Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard C. Levin	100,000	—		9.3400	12/13/2011
Richard C. Levin	10,000	—		6.3500	11/24/2008
Richard C. Levin	—	8,000	(1)	2.2000	2/15/2011
Steven M. Wade	—	2,000	(1)	2.2000	2/15/2011
Roger A. Downs	1,500	—		6.3500	11/24/2008
Roger A. Downs	—	2,000	(1)	2.2000	2/15/2011
Jeffrey T. Lowe	750	—		7.3500	11/21/2007
Jeffrey T. Lowe	1,000	—		6.3500	11/24/2008
Jeffrey T. Lowe	—	2,000	(1)	2.2000	2/15/2011
Gilbert V. Levin	10,000	—		4.0000	5/15/2007
Gilbert V. Levin	10,000	—		4.8750	5/15/2007
Gilbert V. Levin	10,000	—		2.2500	5/15/2007
Gilbert V. Levin	20,000	—		9.0750	5/15/2007
Gilbert V. Levin	20,000	—		3.8500	5/15/2007
Gilbert V. Levin	10,000	—		7.8375	5/15/2007
Gilbert V. Levin	22,000	—		6.3594	5/15/2007
Gilbert V. Levin	10,000	—		7.0818	5/15/2007
Gilbert V. Levin	10,000	—		10.5050	5/15/2007
Gilbert V. Levin	750	—		8.0850	11/21/2007
Gilbert V. Levin	100,000	—		8.6700	11/12/2008
Robert L. Clayton	500	—		7.3500	11/21/2007
Robert L. Clayton	500	—		6.3500	11/24/2008
Robert L. Clayton	—	2,000	(1)	2.2000	2/15/2011

(1)          Will vest in four equal installments on 2/16/2007, 2/16/2008, 2/16/2009, and 2/16/2010.

Spherix Incorporated

Option Exercises and Vested

None.

Pension Benefits
(Dollars in 000’s)

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Gilbert V. Levin	Employment Agreement (1)	40	200
Gilbert V. Levin	Exit Agreement (2)	40	60
Gilbert V. Levin	Consulting Agreement (3)	40	—

(1)             On March 23, 2004, Dr. Levin’s Employment Agreement was amended and restated.  It provides lifetime payments of $12,500 each quarter following his full retirement from the Company.  This Restated Agreement supersedes and replaces all previous agreements concerning Spherix’s obligations for Dr. Levin’s retirement benefits.

(2)             The Company agreed to fund long-term, continuous lifetime long-term care and healthcare policies per the G.V. Levin Exit Agreement dated march 23, 2004.

(3)             To ensure the availability of their services to the Company after their respective retirements, Dr. and Mrs. Levin each have entered into Consulting Agreements with the Company.  On March 23, 2004, the Board approved a Restated Consulting Agreement for Dr. Levin, which limits his post-retirement consultation to any Company requests that may be issued to him from time to time.  No minimum amount of consulting time is required.  For any consulting time so requested and provided, Dr. Levin will be compensated at the rate of $2,000 per day, subject to the Federal CIP, plus related expenses.  On November 16, 2005, the Board approved a Consulting Agreement for Mrs. Levin, which limits her post-retirement consultation to any Company requests that may be issued to her from time to time.  No minimum amount of consulting time is required.  For any consulting time so requested and provided, Mrs. Levin will be compensated at the rate of $1,000 per day, subject to the Federal CIP, plus related expenses.

Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

No options were exercised in 2006 by the named Executive Officers.

Spherix Incorporated

Potential Payment Upon Termination or Change in Control

The only commitment we have to make any payments upon termination of employment to any named Executive Officer is a commitment to Dr. Levin.  On March 23, 2004, the Board approved revised agreements with Dr. Levin.  These agreements provide the following post-employment benefits:

•                  Lifetime quarterly payments of $12,500;

•                  $2,000 per day for any consulting services requested by the Company;

•                  Office space and secretarial support at the Company’s headquarters and at the BioSpherix office location for a period of three (3) years;

•                  Free use of his computer Internet hook-up to the Company for a period of three (3) years;

•                  Free storage at the Company’s headquarters of all Mars-related files for a period of five (5) years;

•                  Lifetime long-term care and health insurance for Dr. Levin and his wife.

Unless otherwise agreed by the Board of Directors, the other named Executive Officers would be entitled to severance upon termination of employment pursuant to the Company’s severance policy.  The policy provides:

Completed Service Years	Severance Pay
> 1 year	10 days
1 but less than 2 years	15 days
2 but less than 3 years	20 days
3 but less than 4 years	25 days
4 or more years	30 days

No named Executive Officer has any commitment for payments upon a change of control of the Company.

Compensation of Directors
(Dollars in 000’s)

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
Douglas T. Brown	19	10	—	29
A. Paul Cox, Jr.	21	10	—	31
George C. Creel	20	10	—	30
M. Karen Levin	—	—	50	50
Robert A. Lodder, Jr.	17	10	—	27
Robert J. Vander Zanden	20	10	—	30

(1)             On November 16, 2005, Mrs. Levin’s Exit Agreement was approved by the Board.  It provides lifetime payments of $12,500 each quarter following her full retirement from the Company, which occurred on January 4, 2006.  This Exit Agreement supersedes and replaces all previous agreements concerning Spherix’s obligations for Mrs. Levin’s retirement benefits.

Non-employee directors of Spherix Incorporated (“Spherix”) receive the following annual compensation for service as a member of Spherix:

Spherix Incorporated

Annual Retainer	$5,000	To be paid in cash at the first meeting of the term.
Stock Awards	$10,000

To be calculated by dividing $10,000 by the closing stock price the day the Stock Awards are granted. The shares will be granted upon approval of the Board; however, the shares will be restricted and instructions will be given to the stock transfer agent that the shares may not be transferred until the one year anniversary of the Board Member’s departure from the Board.

Board Meeting Fees	$2,500	To be paid for all in-person Board Meetings. Members must be present to be paid.
Committee Meeting Fees	$800	To be paid for all in-person Committee Meetings. Members must be present to be paid.
Teleconference Fees	$300	To be paid for all teleconferences called by either the Chairman of the Board, the President, or by the Chairman of the relevant Committee. Members must be on-line to be paid.
Additional Retainer	$1,000	To be paid to the Chairman of the Audit Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors oversees the compensation program of the Company on behalf of the Board.  In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K beginning on page 43.

In reliance on the review and discussion referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which will be filed with the SEC.

Members of the Compensation Committee:

Robert J. Vander Zanden, Chairman
A. Paul Cox, Jr.
George C. Creel

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the shares of Common Stock beneficially owned by all Executive Officers and Directors as a group as of December 31, 2006.  Except for Dr. Levin, Chairman of the Board and Executive Officer for Science, and Mrs. Levin, Director and former Vice President, no person is known by the Company to own beneficially more than 5% of the outstanding Common Stock.  The ownership of Dr. and Mrs. Levin is detailed below.

Spherix Incorporated

Beneficial Ownership of Common Stock by Executive Officers and Directors

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership s		Percent Of Clas
Common	Gilbert V. Levin	1,388,348	(1)(2)	9.7%
Common	M. Karen Levin	1,340,109	(2)	9.4%
Common	Richard C. Levin	112,798	(2)	*
Common	Douglas T. Brown	25,252	(2)	*
Common	A. Paul Cox, Jr.	16,252	(2)	*
Common	George C. Creel	16,252	(2)	*
Common	Robert J. Vander Zanden	16,252	(2)	*
Common	Robert A. Lodder, Jr.	12,852	(2)	*
Common	Jeffrey T. Lowe	2,250	(2)	*
Common	Roger A. Downs	2,000	(2)	*
Common	Robert L. Clayton	1,500	(2)	*
Common	Steven M. Wade	1,067	(2)	*
Common	All Executive Officers and Directors as a Group	2,934,932	(2)	20.5%

*                    Less than 1% of the outstanding shares of Common Stock of the Company.

(1)             Includes 1,600 shares held jointly with M. Karen Levin.

(2)             Included in the number of shares beneficially owned by G.V. Levin, M.K. Levin, R.C. Levin, D.T. Brown, A.P. Cox, G.C. Creel, R.J. Vander Zanden, R.A. Lodder, J.T. Lowe, R.A. Downs, R.L. Clayton,  S.M. Wade, and All Executive Officers and Directors as a Group are 227,750, 60,000, 112,000, 7,500, 7,500, 7,500, 7,500, 5,000, 2,250, 2,000, 1,500, 500, and 436,000 shares, respectively, which such persons have a right to acquire within 60 days pursuant to stock options.

As of December 31, 2006, Dr. Levin, Chairman of the Board and Executive Officer for Science, and Mrs. Levin, Director and former Vice President, 3180 Harness Creek Road, Annapolis, Maryland, beneficially owned in the aggregate 2,728,457 shares of Common Stock (19.1% of the 14,287,804 outstanding shares(1).  Dr. Levin and Mrs. Levin are husband and wife.  As principal Stockholders of the Company, they are considered control persons with respect to the Company.

All Directors and Executive Officers as a group, as beneficial owners of 2,934,932 shares of Common Stock, owned 20.5% of the 14,287,804 outstanding shares1. With the exception of Cede & Co., the holder of record for certain brokerage firms and banks, no other person is known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company.

In February 2001, the Board of Directors adopted the Rights Agreement (the “Agreement”).  The Agreement provides each Stockholder of record a dividend distribution of one “right” for each outstanding share of the Company’s Common Stock.  Rights become exercisable at the earlier of ten days following:  (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of the Company’s Common Stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 10% or more of the outstanding Common Stock of the Company.  All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2010.  Each right entitles a Stockholder to acquire, at a stated purchase price, 1/100 of a share of the Company’s preferred stock, which carries voting and dividend rights similar to one share of its Common Stock.  Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of the Company’s Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement.  At the discretion of a majority of the Board and within a specified time period, the Company may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of Mr. Douglas T. Brown, Mr. A. Paul Cox, Jr., Mr. George C. Creel, Dr. Gilbert V. Levin, Mrs. M. Karen Levin, Mr. Richard C. Levin, Dr. Robert A. Lodder, Jr., and Dr. Robert J. Vander Zanden.  The Board of Directors has determined that a majority of its members, being Messrs. Brown, Cox, Creel, Lodder, and Vander Zanden, are independent Directors within the meaning of the applicable NASD rules.  The Company’s Audit, Compensation, and Nominating Committees consist solely of independent Directors.

(1)             Includes 475,600 shares which could be acquired pursuant to stock options or warrants within 60 days.

Spherix Incorporated

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP Fees For Fiscal 2006

The following table sets forth the fees paid by the Company to Grant Thornton LLP for audit and other services provided in 2006 and 2005:

	2006	2005

Audit fees	$100,000	$109,000
Tax fees	17,000	14,000
Total	$117,000	$123,000

The Audit Committee considered whether the provision of services referenced above is compatible with maintaining Grant Thornton’s independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

Spherix Incorporated

Notes to Financial Statements

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

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

(10.12)	G.V. Levin Exit Agreement Resolution approved by the Board of Directors on March 23, 2004 (incorporated by reference to Form 10-K filed March 30, 2004)
(10.13)	Exit Agreement dated November 29, 2005, by and between M. Karen Levin and the Company (incorporated by reference to Form 8-K filed December 1, 2005)
(10.14)	Lease Agreement dated February 6, 2007, between the Company and Allegany Research Properties, LLC (incorporated by reference to Form 8-K filed April 2, 2007)
(23)	Consent of Independent Registered Public Accounting Firm
(31)	Certification of Chief Executive Officer/Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer/Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date: March 6, 2007	By:	/s/ Richard C. Levin
Chief Executive Officer and President, Director, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown	Director	March 6, 2007
Douglas T. Brown

/s/ A. Paul Cox, Jr.	Director	March 6, 2007
A. Paul Cox, Jr.

/s/ George C. Creel	Director	March 6, 2007
George C. Creel

/s/ Gilbert V. Levin	Chair, Executive Officer for Science	March 6, 2007
Gilbert V. Levin

/s/ M. Karen Levin	Director	March 6, 2007
M. Karen Levin

/s/ Richard C. Levin	CEO and President, Director,	March 6, 2007
Richard C. Levin	and Chief Financial Officer

/s/ Robert A. Lodder, Jr.	Director	March 6, 2007
Robert A. Lodder, Jr.

/s/ Robert J. Vander Zanden	Director	March 6, 2007
Robert J. Vander Zanden