Form 10-Q
period 2007-03-31
SPHERIX INC
filed 2007-05-18
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2007
Common Stock, $0.005 par value	14,254,562 shares

Spherix Incorporated

Form 10-Q
For the Quarter Ended March 31, 2007

Spherix Incorporated

Part I                                Financial Information

Item 1.                          Financial Statements

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue	$5,347,172	$5,922,164

Operating expense
Direct contract and operating costs	4,916,180	4,920,555
Selling, general and administrative expense	1,410,223	1,429,944
Research and development expense	1,399,603	104,751
Total operating expense	7,726,006	6,455,250

Loss from operations	(2,378,834)	(533,086)
Interest income	109,995	34,246
Interest expenses	9,182	34,189
Loss before taxes	(2,278,021)	(533,029)
Income tax expense	12,500	—
Net loss	$(2,290,521)	$(533,029)

Net loss per share, basic	$(0.16)	$(0.04)
Net loss per share, diluted	$(0.16)	$(0.04)

Weighted average shares outstanding, basic	13,996,759	12,982,950
Weighted average shares outstanding, diluted	13,996,759	12,982,950

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

ASSETS	March 31, 2007 (Unaudited)	December 31, 2006
Current assets
Cash and cash equivalents	$9,882,630	$10,951,275
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $15,000	2,423,619	2,165,605
Other receivables	75,916	13,759
Prepaid expenses and other assets	969,525	643,461
Total current assets	13,351,690	13,774,100

Property and equipment, net	3,781,916	3,914,300
Patents, net of accumulated amortization of $571,213 and $529,971	646,284	687,526
Total assets	$17,779,890	$18,375,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$—	$—
Accounts payable and accrued expenses	2,790,084	1,535,543
Accrued salaries and benefits	895,929	1,147,523
Capital lease obligations	200,334	225,451
Total current liabilities	3,886,347	2,908,517

Capital lease obligations	106,026	138,748
Deferred compensation	496,426	495,000
Deferred rent	266,582	283,064
Total liabilities	4,755,381	3,825,329

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 14,335,000 and 13,892,642 issued, and 14,254,562 and 13,812,204 shares outstanding at March 31, 2007 and December 31, 2006	71,496	69,463
Paid-in capital in excess of par value	27,434,784	26,672,384
Treasury stock, 80,438 shares at cost	(464,786)	(464,786)
Accumulated deficit	(14,016,985)	(11,726,464)
Total stockholders’ equity	13,024,509	14,550,597
Total liabilities and stockholders’ equity	$17,779,890	$18,375,926

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(2,290,521)	$(533,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643,053	634,513
Provision for uncollected accounts receivable	(15,000)	—
Stock-based compensation	6,933	11,229
Changes in assets and liabilities:
Trade accounts receivable	(243,014)	(1,637,999)
Other receivables	(62,157)	224,739
Prepaid expenses and other assets	(326,064)	(84,828)
Accounts payable and accrued expenses	761,137	935,539
Deferred rent	(16,482)	(7,550)
Deferred compensation	1,426	1,426

Net cash used in operating activities	(1,540,689)	(455,960)

Cash flows from investing activities
Purchases of property and equipment	(552,040)	(476,519)

Net cash used in investing activities	(552,040)	(476,519)

Cash flows from financing activities
Net change on bank line of credit	—	38,278
Net change in book overdraft	324,423	24,948
Payments on capital lease obligations	(57,839)	(4,114)
Proceeds from issuance of common stock	757,500	2,665,164

Net cash provided by financing activities	1,024,084	2,724,276

Net (decrease) increase in cash and cash equivalents	(1,068,645)	1,791,797
Cash and cash equivalents, beginning of period	10,951,275	2,667,733

Cash and cash equivalents, end of period	$9,882,630	$4,459,530

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

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007, the results of its operations for the three-month periods ended March 31, 2007 and 2006, and its cash flows for the three-month periods ended March 31, 2007 and 2006.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2006.

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

3.                                      Net Loss Per Share

Basic loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents consist of stock options and warrants that are assumed likely to be exercised.  Common stock equivalents were 32,455 at March 31, 2006 and none at March 31, 2007.

4.                                      Stockholders’ Equity

During the three months ended March 31, 2007, the Company sold 442,358 shares for an additional $757,500 in proceeds under the July 22, 2005, Standby Equity Distribution Agreement (“SEDA”).  At March 31, 2007, the remaining maximum amount available for future draws under the SEDA was $800,000.

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

5.                                      Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (FAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the consolidated statements of operations and comprehensive loss.  The Company uses a Black-Scholes option pricing model and has elected to use the modified prospective transition method and, therefore, has not restated results for prior periods.  At the time the Company adopted FAS 123R, there were no unvested options outstanding.  For the three months ended March 31, 2007 and 2006, the Company recognized $6,933 and $3,466 in stock-based compensation expense relating to 59,000 stock options awarded in February 2006.  The effect of adopting FAS 123R for the three months ended March 31, 2007 and 2006, increased the loss from operations, the loss before taxes, and the net loss by $6,933 and $3,466 and had no effect on basic and diluted earnings per share, net cash flow from operations, or net cash flow from financing activities.

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2007, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	501,000	$7.11
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at March 31, 2007	501,000	$7.11	2.1	$—

Exercisable at March 31, 2007	475,600	$7.37	2.0	$—

As of March 31, 2007, there were approximately 25,500 unvested options to purchase common stock under the plans.  The total fair value of the unvested options was approximately $47,940.  An estimated compensation cost of $79,722 related to these unvested options is expected to be recognized over the next three years.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of the February 2006 option awards in accordance with FAS 123R.

Expected term (in years)	4
Expected volatility	140.9%
Expected dividends	0%
Risk-free rate	4.6%

6.                                      Income Tax

The Company adopted Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustments.  The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense.  At January 1, 2007 and March 31, 2007, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

The Federal and significant State statutes of limitations have not expired for the Company’s tax years ended December 31, 2003 through December 31, 2005.  As such, each of these tax years remain subject to examination by taxing authorities.  The Federal and significant State statutes of limitations for the Company’s tax years ended December 31, 1998, December 31, 1999 and December 31, 2002 have expired; however $10,217,142 of Federal net operating loss carryforwards generated in these closed years remain available to the Company and are subject to adjustment prior to utilization in future tax years.

7.                                      Information by Business Segment

The Company operates via two principal segments, BioSpherix and InfoSpherix.  BioSpherix develops proprietary products for commercial applications.  InfoSpherix provides contact center information and reservation services for government and industry, with substantially all of InfoSpherix revenue generated from government customers.  Revenue from reservation and tourism services is greatest in the spring and summer when vacation planning is the heaviest.  Revenue from other sources tends to be more evenly spread throughout the year, although the fourth quarter is historically the low period of the year.

Financial information by business segment for the three months ended March 31, 2007 and 2006 is summarized below:

		Three Months Ended March 31,
		(Dollars in thousands)
		2007	2006
Revenue	InfoSpherix	$5,347	$5,919
	BioSpherix	—	3
	Total revenue	$5,347	$5,922

Operating (Loss) Income	InfoSpherix	$(302)	$137
and (Loss) Income Before	BioSpherix	(2,077)	(670)
Income Taxes	Total operating loss	(2,379)	(533)
	Interest income	110	34
	Interest expense	9	34
	Income (loss) from operations before income taxes	$(2,278)	$(533)

Identifiable Assets	InfoSpherix	$15,229	$11,282
	BioSpherix	2,551	5,037
	Total assets	$17,780	$16,319

8.                                      Subsequent Event

In April 2007, the Company committed to a plan to sell the InfoSpherix subsidiary and on April 17, 2007 signed a non-binding letter of intent to sell the InfoSpherix.  The sale will allow Spherix to focus all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose.  The Company is in negotiations regarding the terms of the sale and the sale is subject to several contingencies, including execution of a definitive agreement of sale, and approval of the transaction by the Company’s stockholders.  The sale is expected to close by the end of the summer of 2007.  The InfoSpherix segment (see note 7) comprises the majority of the Company’s operations.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

Overview

The Company operates via two principal segments, BioSpherix and InfoSpherix.  BioSpherix develops proprietary products for commercial applications.  InfoSpherix provides contact center information and reservation services for government and industry, with substantially all of InfoSpherix revenue generated from government customers.

BioSpherix engages in product development, notably tagatose.  The Company’s current focus is on the non-food use of tagatose, which we will market under the name “Naturlose”.  Our principal efforts have been to explore whether Naturlose is an effective treatment for Type 2 diabetes.  In April 2007, the Company commenced a Phase 3 trial for this purpose.

InfoSpherix has developed a niche in providing campground and other reservation services via its ReserveWorld business line and is one of only two major suppliers of campground reservation services in the U.S.  Reservation contracts make up over 50% of the Company’s revenue.  The reservation services contracts have revenue streams that are historically greater in the spring and summer months when vacation planning is more prevalent.  These reservation contracts have certain fixed costs that continue throughout the year such as depreciation, telephone and computer related service and maintenance contracts, and minimum staffing requirements.  These contracts also incur certain costs in advance of the peak seasons in order to staff up and train the work force that will be needed during the peak seasons.  On January 23, 2007, the Company concluded its long-standing National Park Service contract.  The National Park Service contract contributed approximately $4.0 million in revenue for each of the years ended December 31, 2006 and 2005, and $174,000 and $794,000 in revenue for the three months ended March 31, 2007 and 2006, respectively.

In April 2007, the Company committed to a plan to sell the InfoSpherix subsidiary and on April 17, 2007 signed a non-binding letter of intent to sell the InfoSpherix.  The sale will allow Spherix to focus all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose.  The Company is in negotiations regarding the terms of the sale and the sale is subject to several contingencies, including execution of a definitive agreement of sale, and approval of the transaction by the Company’s stockholders.  The sale is expected to close by the end of the summer of 2007.  The InfoSpherix segment (see note 7) comprises the majority of the Company’s operations.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenue and Direct Contract and Operating Costs

See “InfoSpherix” below.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2007, were consistent with those of the same period of the prior year.  The Company’s selling, general and administrative expenses consist primarily of executive management salaries and fringes, sales and marketing costs, finance and accounting, and human resources, as well as costs related to being a public company.

Research and Development

See “BioSpherix” below.

Interest

Interest income increased $101,000 between years as a direct result of the increased cash invested, principally generated by the $6 million settlement award with the Department of Agriculture in October 2006.

	Three Months Ended March 31,
	2007	2006
Revenue	$5,347,000	$5,919,000
Direct cost and operating expense	4,916,000	4,921,000
Gross margin	$431,000	$998,000

InfoSpherix

Revenue for the three months ended March 31, 2007, decreased $575,000 (9.7%) from the same period in 2006 due to the completion of the National Park Service contract, which concluded on January 23, 2007.  Reductions from the direct costs associated with the National Park Service Contract were off-set by increased costs under the new Michigan contract and additional costs incurred under the contracts transferred from the former South Dakota facility to the new facility in Indiana.  The National Park Service contract contributed approximately $4.0 million in revenue for each of the years ended December 31, 2006 and 2005, and $174,000 and $794,000 in revenue for the three months ended March 31, 2007 and 2006, respectively.

BioSpherix

The primary focus of BioSpherix’s research and development (R&D) activities for the three months ended March 31, 2007, has been on the planning and preparation of a Phase 3 clinical trial in the use of Naturlose for the treatment of Type 2 diabetes.  The Company has completed a dose range-finding study, and the recruitment of patients for the trial, which will take place in Australia and the United States, is on-going.  The first participants began the Phase 3 clinical trial in April 2007.  More than 400 subjects from the United States and abroad, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat Type 2 diabetes.  A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.  The Company believes its chances for a successful outcome are enhanced by the widely demonstrated safety of the product, lack of safety being the primary cause for failure of most drug candidates.

In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct a human clinical trial on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  The study suggested ways of modifying the Naturlose product to effect desired plaque reduction.  Such modifications have been made, and the Company has arranged with the University of Maryland School of Dentistry to conduct a trial of Naturlose toothpaste formulated by the Company in an attempt to establish an anti-plaque claim for the toothpaste.  The clinical trial started in early 2007.

In the first quarter of 2007, the Company expended $1.4 million in furtherance of its BioSpherix R&D activities, as compared to $105,000 in the first quarter of 2006.  The increased level of expenditures is primarily attributable to the Phase 3 trial.

Liquidity and Capital Resources, Consolidated

On March 31, 2006, the Company entered into a new agreement with Bank of America (“the Bank”) to establish a line-of-credit (“New Agreement”) for its subsidiary, InfoSpherix Incorporated, with the outstanding borrowings under the old line of credit transferred to the new agreement.  The New Agreement, which matures June 30, 2008, provides for borrowings up to $1.5 million, is collateralized by the subsidiary’s accounts receivables and equipment, and contains covenants on tangible net worth and funded debt to EBITDA ratios.  Such covenants could have a limiting effect on the amount of cash that the subsidiary can advance to Spherix.  The interest rate under the Agreement is based on the LIBOR daily floating rate plus 3% (approximately 8.5% at March 31, 2007).  The Company had no outstanding borrowings under the Agreement at March 31, 2007, and the total amount available for future advances to the subsidiary was $1.5 million under the Agreement.

Working capital as of March 31, 2007, was $9.5 million, which represents a $1.4 million decrease from working capital of $10.9 million at December 31, 2006.  The decrease in working capital was largely related to the Company’s Phase 3 clinical trial costs.

Spherix expects to expend up to $5 million over the next year in costs related to the Phase 3 clinical trial and other R&D activity.  The clinical trial is expected to take at least two years to complete.  The Company intends to finance the BioSpherix activities through Spherix’s cash reserves, proceeds from the issuance of common stock, and proceeds from the sale of the InfoSpherix subsidiary.  The Company also intends to seek pharmaceutical partners to assist in completing development of the BioSpherix products.

InfoSpherix Incorporated intends to finance its furniture and equipment needs through financing or leasing arrangements where practicable, including those related to the start-up costs of new contracts the Company may win.

Cash flow for the three months ended March 31, 2007, reflects a net cash outflow of $1.1 million, consisting of $1.5 million used in operating activities, $552,000 used in investing activities, and $1 million provided by financing activities.  The increase in cash used by operating activities in 2007 from that of the prior year is primarily related to the cost of the Phase 3 clinical trial.  Cash used in investing activities was consistent with that of the prior year.  Cash flows from financing activities in 2006 included proceeds from the issuance of warrants.

Trends and Outlooks

BioSpherix

•                  BioSpherix’s primary emphasis is on a Phase 3 clinical trial to demonstrate that Naturlose is a successful treatment for Type 2 diabetes.  The first participants have already been enrolled and the trial began in April 2007.

•                  Costs of conducting the Phase 3 trial have substantially increased as we have obtained further direction from the FDA concerning the processes to be employed in the trial.  The Company expects to spend up to $5 million in R&D costs over the next year.  The Company intends to use the proceeds from the sale of the InfoSpherix subsidiary to fund the Phase 3 trial.  If the sale is not concluded, the Company will need to reassess continuation of the tests in view of the increased costs of the tests and the expected follow on costs in pursuit of FDA approval.

InfoSpherix

•                  The Company concluded the National Park Service contract on January 23, 2007.  The National Park Service contract contributed approximately $4 million in revenue for each of the years ended December 31, 2006 and 2005.  The loss of the National Park Service contract will have an adverse effect on the Company’s financial results in comparison to the prior year.

•                  Since 1998, InfoSpherix has grown its government park reservation business from one contract to 17 government reservation contracts.  InfoSpherix’s reservation business accounted for over 60% of the Company’s revenue in 2006 and 2005, and over 50% for the three months ended March 31, 2007.  InfoSpherix is now one of only two major suppliers of Government campground reservation services in the U.S.

•                  On February 6, 2007, the Company signed an agreement to lease 32,423 square feet of facility space in Frostburg, Maryland effective December 1, 2007, for use as a call center to replace the existing Cumberland, Maryland facility.

•                  In April 2007, the Company signed a non-binding letter of intent to sell the InfoSpherix subsidiary.  The sale will allow Spherix to focus all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At March 31, 2007, the Company did not have any fixed-rate or variable-rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the March 31, 2007, variable rate debt and cash and cash available for investment, a one percent change in interest rates would impact net interest income by less than $100,000.

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

Part II.                         Other Information

Item 1a.                    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2006, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Spherix Incorporated
(Registrant)

Date:	May 18, 2007	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Executive Officer, President,
and Chief Financial Officer