Form 10-K/A
period 2006-12-31
SPHERIX INC
filed 2007-05-23
CIK 12239

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

For the transition period from ________________________ to ________________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):  Common Stock (Par Value $.005) — $19,300,000

There were 14,254,562 shares of the Registrant’s Common Stock outstanding as of March 23, 2007.

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the annual report on Form 10-K filed by Spherix Incorporated (the “Company”) for the period ended December 31, 2006.  The initial filing contained errors in the dates the officers and directors signed the Form 10-K and the dates of the certifications attached as exhibits to the Form 10-K.  This filing consists of the entire annual report as initially filed except that it contains the dates such documents were executed by the relevant individuals.

We have not modified or updated this filing for any other disclosures set forth in the original Form 10-K.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the initial Form 10-K or modify or update those disclosures.

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

*Licensed to Arla Foods.

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

Sales Backlog

Sales backlog, consisting of both funded and unfunded amounts, at December 31, 2006 and 2005, were as follows (in $000s):

	December 31, 2006			December 31, 2005
	Current	Non- Current	Total	Current	Non- Current	Total
InfoSpherix – Government	$20,800	$36,000	$56,800	$24,100	$48,200	$72,300
InfoSpherix – Commercial	300	300	600	100	—	100
	$21,100	$36,300	$57,400	$24,200	$48,200	$72,400

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	481,100	7.12	403,100
Equity compensation plans not approved by securities holders	Options(1): 20,000	$6.65	N/A
Total	501,100	$7.34	403,100

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

BioSpherix Operations

                BioSpherix is entitled to high end royalties from Arla’s sales of tagatose until at least 2011, and, depending upon certain conditions, until 2016.  The payments are net of accumulated and continuing foreign patent maintenance costs.  Accumulated patent maintenance costs were approximately $213,000 at year-end.  We have earned minimal royalties from Arla in 2006, 2005, and 2004.  While tagatose has been introduced into several food and beverage products, Arla currently has insufficient sales volume and manufacturing capacity to produce tagatose at the rate necessary to generate meaningful royalties.  At present, Arla believes it has produced a sufficient backlog of inventory to satisfy its needs for the foreseeable future based on current demand, and accordingly has stopped production at its plant.  Spherix is also pursing the possibility of other production options.

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

Spherix Incorporated
Consolidated Balance Sheets
As of December 31, 2006 and 2005

ASSETS	2006	2005
Current assets
Cash and cash equivalents	$10,951,275	$2,667,733
Restricted investments	—	2,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $15,000	2,165,605	2,139,061
Other receivables	13,759	271,287
Prepaid expenses and other assets	643,461	582,279
Total current assets	13,774,100	7,660,360

Property and equipment, net	3,914,300	4,603,032
Patents, net of accumulated amortization of $529,971 and $402,026	687,526	854,871
Total assets	$18,375,926	$13,118,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank line of credit	$—	$1,449,318
Accounts payable and accrued expenses	1,535,543	1,950,584
Accrued salaries and benefits	1,147,523	1,104,102
Capital lease obligations	225,451	16,645
Total current liabilities	2,908,517	4,520,649

Capital lease obligations, net of current position	138,748	10,810
Deferred compensation	495,000	511,325
Deferred rent	283,064	196,259
Total liabilities	3,825,329	5,239,043

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 13,892,642 and 12,448,456 issued, 13,812,204 and 12,368,018 outstanding at December 31, 2006 and 2005, respectively	69,463	62,242
Paid-in capital in excess of par value	26,672,384	23,521,109
Treasury stock, 80,438 shares, at cost at December 31, 2006 and 2005, respectively	(464,786)	(464,786)
Accumulated deficit	(11,726,464)	(15,239,345)
Total stockholders’ equity	14,550,597	7,879,220
Total liabilities and stockholders’ equity	$18,375,926	$13,118,263

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

The following table summarizes the pro-forma net loss and net loss per share resulting from applying FAS 123.

		2005	2004
Net loss, as reported		$(2,848,748)	$(2,822,046)

Add: stock-based employee compensation expense included in reported net loss		31,050	31,050

(Deduct) add: total stock-based employee compensation (expense) benefit determined under fair-value based method for all awards		(855,040)	(605,051)
Pro forma net loss		$(3,672,738)	$(3,396,046)

Net loss per share — basic	As reported	$(0.24)	$(0.24)
	Pro forma	$(0.31)	$(0.29)

Net loss per share — diluted	As reported	$(0.24)	$(0.24)
	Pro forma	$(0.31)	$(0.29)

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

5.             Intangible Assets

On March 1, 2004, the Company purchased certain assets of Daksoft, Inc. related to its reservation business, which operates under the name “ReserveIt.”  The purchase included the acquisition of six additional government reservation contracts and the intellectual property rights to the name “ReserveIt,” as well as other assets of the division.  Spherix purchased the assets for $700,000 plus the issuance of 43,029 shares of common stock valued at $288,000 (subject to certain restrictions).  The Company assessed the value of the purchased contracts to be $976,000 and will amortize it annually over seven years, the estimated contractual life.  In 2006, 2005, and 2004, the Company recognized $139,000, $139,000, and $116,000, respectively, in related amortization expense.

The Company’s total amortization expense for the years ended December 31, 2006, 2005, and 2004 was $167,000, $161,000, and $140,000, respectively.  The Company’s future amortization over the next five years based on its intangible assets at December 31, 2006, 2005, and 2004 are as follows:

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

                Financial information by business segment for the years ended December 31, 2006, 2005, and 2004 is summarized below:

		Year Ended December 31,
		(Dollars in thousands)
		2006	2005	2004
Revenues	InfoSpherix	$24,831	$23,023	$22,221
	BioSpherix	7	23	127
	Total revenues	$24,838	$23,046	$22,348

Operating Loss and	InfoSpherix	$723	$(1,853)	$(2,051)
Loss Before Income	BioSpherix	(3,203)	(1,033)	(794)
Taxes	Total operating loss	(2,480)	(2,886)	(2,845)
	Interest income, net	98	37	23
	Other income	6,000	—	—
	Income (loss) from operations before income taxes	$3,618	$(2,849)	$(2,822)

Identifiable Assets	InfoSpherix	$13,896	$7,887	$8,012
	BioSpherix	308	288	196
	General corporate assets	4,172	4,943	7,036
	Total assets	$18,376	$13,118	$15,244

Capital	InfoSpherix	$1,753	$1,493	$2,941
Expenditures	BioSpherix	—	13	44
	General corporate assets	3	2	17
	Total capital expenditures	$1,756	$1,508	$3,002

Depreciation	InfoSpherix	$2,433	$2,401	$2,101
and Amortization	BioSpherix	46	41	24
	General corporate assets	122	132	153
	Total depreciation and amortization	$2,601	$2,574	$2,278

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

Mr. A. Paul Cox, Jr., Spherix Incorporated Board Member since 2004, brings both information technology and general corporate management experience to Spherix.  He holds a B.E.S. in Electrical Engineering and an M.S. in Management Science, both from The Johns Hopkins University.  Mr. Cox began his career designing special purpose digital computers for the Westinghouse Underseas Division, where he remained for seven years.  Advancing through technical assignments, he achieved increasing management responsibility in information systems, technical services and sales promotion, serving 13 years at IBM, nine years at Data Systems Corporation, and then as Chairman and CEO of the Codema Corporation.  He was then recruited by Standard Register as its Vice President and General Manager.  Now Principal of his own Asset Protection Company, Mr. Cox has served on various educational, industrial, civic and charitable boards.  He is not now, nor has he been for the past five years, a director of a public, for-profit company other than Spherix.

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

Dr. Gilbert V. Levin founded Spherix Incorporated in 1967 and has been Chair, President and/or Chief Executive Officer since incorporation.  He currently serves as Chairman of the Board and Executive Officer for Science.  Dr. Levin previously served in the public health departments of Maryland, California, and the District of Columbia and, subsequently, as a research scientist and corporate official.  Among his inventions are low-caloric sweeteners; biological nutrient removal (BNR) for municipal wastewater, rapid detection and identification of microorganisms; and the Labeled Release life detection experiment that landed on Mars in 1976 aboard NASA’s Viking Mission.  He holds a Bachelor’s, Master’s, and a Ph.D., all from The Johns Hopkins University, where he also served on its Board of Trustees and presently serves on its National Advisory Councils for the Whiting School of Engineering.  He is not now, nor has he ever been, a director of a public company other than Spherix.  Dr. Levin is the husband of Mrs. Levin and the uncle of Mr. Levin.  He has not worked for any company other than Spherix since 1967, nor has he been a director of any public company other than Spherix.

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

Dr. Robert J. Vander Zanden, Spherix Incorporated Board Member since 2004, having served in two Vice President positions with Kraft Foods International, brings a long and distinguished career in technical and business aspects of the food science industry to Spherix.  Dr. Vander Zanden holds a Ph.D. in Food Science from Kansas State University, and an M.S. and B.S. in Chemistry, the latter from the University of Wisconsin — Platteville, where he was named a Distinguished Alumnus in 2002.  In his 30-year career, he has been with ITT Baking Company as a Product Development Scientist, with Ralston Purina as Manager Dietary Foods R&D, with Keebler as Group Director, Product and Process Development, with Grupo Gamesa, a Frito-Lay Company, as Vice President, Technology, with Nabisco, as Vice President of R&D for their International Division and with the acquisition of Nabisco by Kraft Foods, he became the Vice President of R&D for Kraft’s Latin American Division.  Dr. Vander Zanden retired from Kraft Foods in 2004.  He currently holds the title Adjunct Professor and Lecturer, in the Department of Food Science and Human Nutrition, where he teaches a course in New Product Development.  His focus on achieving product and process innovation through training, team building and creating positive working environments has resulted in his being recognized with many awards for product and packaging innovation.  He is not now, nor has he been, for the past five years, a director of a public, for-profit company other than Spherix.

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

Summary of Compensation
(Dollars in 000’s)

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard C. Levin	2006	190	15	35	—	7	247
CEO & President, and CFO	2005	184	—	10	—	7	201
	2004	170	—	—	—	7	177

Steven M. Wade	2006	172	4	20	—	7	203
VP, Information Technology	2005	168	—	7	—	7	182

Roger A. Downs	2006	155	4	15	—	7	181
VP, Operations	2005	150	—	7	—	7	164
	2004	146	—	—	—	7	153

Jeffrey T. Lowe	2006	130	4	10	—	—	144
VP, Corp. Comm.	2005	126	—	6	—	—	132
	2004	114	—	—	—	—	114

Gilbert V. Levin	2006	118	—	—	(22)	7	103
Executive Officer for Science	2005	118	—	—	15	7	140
	2004	118	—	—	218	7	343

Robert L. Clayton	2006	118	4	10	—	2	134
Director of Finance and Treasurer	2005	114	—	5	—	—	119
	2004	107	—	—	—	—	107

Grants of Plan-Based Awards

Name	Grant Date	Threshold ($ in 000’s)	Target ($in 000’s))	Maximum ($in 000’s))	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Richard C. Levin	2/17/2006				8,000	$2.20	15,054
Steven M. Wade	2/17/2006				2,000	$2.20	3,764
Roger A. Downs	2/17/2006				2,000	$2.20	3,764
Jeffrey T. Lowe	2/17/2006				2,000	$2.20	3,764
Robert L. Clayton	2/17/2006				2,000	$2.20	3,764
Richard C. Levin	11/26/2006	—	92	120
Steven M. Wade	11/26/2006	—	64	84
Roger A. Downs	11/26/2006	—	56	73
Jeffrey T. Lowe	11/26/2006	—	47	61
Robert L. Clayton	11/26/2006	—	32	41

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

(2)          Awards pursuant to the May 12, 2005 Spherix Incorporated Incentive Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard C. Levin	100,000	—	9.3400	12/13/2011
Richard C. Levin	10,000	—	6.3500	11/24/2008
Richard C. Levin	—	8,000(1)	2.2000	2/15/2011
Steven M. Wade	—	2,000(1)	2.2000	2/15/2011
Roger A. Downs	1,500	—	6.3500	11/24/2008
Roger A. Downs	—	2,000(1)	2.2000	2/15/2011
Jeffrey T. Lowe	750	—	7.3500	11/21/2007
Jeffrey T. Lowe	1,000	—	6.3500	11/24/2008
Jeffrey T. Lowe	—	2,000(1)	2.2000	2/15/2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gilbert V. Levin	10,000	—	4.0000	5/15/2007
Gilbert V. Levin	10,000	—	4.8750	5/15/2007
Gilbert V. Levin	10,000	—	2.2500	5/15/2007
Gilbert V. Levin	20,000	—	9.0750	5/15/2007
Gilbert V. Levin	20,000	—	3.8500	5/15/2007
Gilbert V. Levin	10,000	—	7.8375	5/15/2007
Gilbert V. Levin	22,000	—	6.3594	5/15/2007
Gilbert V. Levin	10,000	—	7.0818	5/15/2007
Gilbert V. Levin	10,000	—	10.5050	5/15/2007
Gilbert V. Levin	750	—	8.0850	11/21/2007
Gilbert V. Levin	100,000	—	8.6700	11/12/2008
Robert L. Clayton	500	—	7.3500	11/21/2007
Robert L. Clayton	500	—	6.3500	11/24/2008
Robert L. Clayton	—	2,000(1)	2.2000	2/15/2011

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

Beneficial Ownership of Common Stock by Executive Officers and Directors

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership	Percent Of Class
Common	Gilbert V. Levin	1,388,348(1)(2)	9.7%
Common	M. Karen Levin	1,340,109(2)	9.4%
Common	Richard C. Levin	112,798(2)	*
Common	Douglas T. Brown	25,252(2)	*
Common	A. Paul Cox, Jr.	16,252(2)	*
Common	George C. Creel	16,252(2)	*
Common	Robert J. Vander Zanden	16,252(2)	*

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership	Percent Of Class
Common	Robert A. Lodder, Jr.	12,852(2)	*
Common	Jeffrey T. Lowe	2,250(2)	*
Common	Roger A. Downs	2,000(2)	*
Common	Robert L. Clayton	1,500(2)	*
Common	Steven M. Wade	1,067(2)	*
Common	All Executive Officers and Directors as a Group	2,934,932(2)	20.5%

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

As of December 31, 2006, Dr. Levin, Chairman of the Board and Executive Officer for Science, and Mrs. Levin, Director and former Vice President, 3180 Harness Creek Road, Annapolis, Maryland, beneficially owned in the aggregate 2,728,457 shares of Common Stock (19.1% of the 14,287,804 outstanding shares1). Dr. Levin and Mrs. Levin are husband and wife.  As principal Stockholders of the Company, they are considered control persons with respect to the Company.

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

Spherix Incorporated
(Registrant)

Date: March 29, 2007	By:	/s/ Richard C. Levin
Chief Executive Officer and President, Director,
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown	Director	March 29, 2007
Douglas T. Brown

/s/ A. Paul Cox, Jr.	Director	March 29, 2007
A. Paul Cox, Jr.

/s/ George C. Creel	Director	March 29, 2007
George C. Creel

/s/ Gilbert V. Levin	Chair, Executive Officer for Science	March 29, 2007
Gilbert V. Levin

/s/ M. Karen Levin	Director	March 29, 2007
M. Karen Levin

/s/ Richard C. Levin	CEO and President, Director,	March 29, 2007
Richard C. Levin	and Chief Financial Officer

/s/ Robert A. Lodder, Jr.	Director	March 29, 2007
Robert A. Lodder, Jr.

/s/ Robert J. Vander Zanden	Director	March 29, 2007
Robert J. Vander Zanden