Form 10-Q
period 2007-06-30
SPHERIX INC
filed 2007-08-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2007
Common Stock, $0.005 par value	14,254,562 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended June 30, 2007

Spherix Incorporated

Part I.  Financial Information

Item 1.                          Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$3,769	$—	$4,019	$2,735

Operating expense
Selling, general and administrative expense	959,854	574,174	1,637,072	1,142,656
Research and development expense	985,937	176,988	2,385,540	281,739

Total operating expense	1,945,791	751,162	4,022,612	1,424,395

Loss from operations	(1,942,022)	(751,162)	(4,018,593)	(1,421,660)

Interest income	21,131	53,293	57,724	87,539
Interest expense	29	1,592	29	35,030

Loss from continuing operations before taxes	(1,920,920)	(699,461)	(3,960,898)	(1,369,151)

Income tax benefit	(20,000)	—	(20,000)	—

Loss from continuing operations	(1,900,920)	(699,461)	(3,940,898)	(1,369,151)

Discontinued operations
Income from discontinued operations before taxes	240,261	958,062	2,218	1,094,723
Income tax expense	85,000	20,000	97,500	20,000

Income (loss) from discontinued operations	155,261	938,062	(95,282)	1,074,723

Net (loss) income	$(1,745,659)	$238,601	$(4,036,180)	$(294,428)

Net (loss) income per share, basic
Continuing operations	$(0.13)	$(0.05)	$(0.28)	$(0.10)
Discontinued operations	$0.01	$0.07	$(0.01)	$0.08
Net (loss) income per share, basic	$(0.12)	$0.02	$(0.29)	$(0.02)

Net (loss) income per share, diluted
Continuing operations	$(0.13)	$(0.05)	$(0.28)	$(0.10)
Discontinued operations	$0.01	$0.07	$(0.01)	$0.08
Net (loss) income per share, diluted	$(0.12)	$0.02	$(0.29)	$(0.02)

Weighted average shares outstanding, basic	14,254,562	13,724,642	14,125,660	13,353,574
Weighted average shares outstanding, diluted	14,254,562	13,726,756	14,125,660	13,353,574

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$7,103,936	$9,863,771
Other receivables	32	479
Prepaid expenses and other assets	317,125	366,147
Assets of segment held for sale, current	4,399,410	3,543,703
Total current assets	11,820,503	13,774,100

Property and equipment, net	183,726	288,113
Patents, net of accumulated amortization of $147,738 and $134,963	93,858	106,633
Assets of segment held for sale, non-current	4,094,897	4,207,080
Total assets	$16,192,984	$18,375,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$573,012	$230,432
Accrued salaries and benefits	214,533	275,984
Capital lease obligations	2,081	10,810
Liabilities of segment held for sale, current	3,299,366	2,391,291
Total current liabilities	4,088,992	2,908,517

Deferred compensation	497,852	495,000
Deferred rent	128,457	156,306
Liabilities of segment held for sale, non-current	191,900	265,506
Total liabilities	4,907,201	3,825,329

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 14,335,000 and 13,892,642 issued, and 14,254,562 and 13,812,204 shares outstanding at June 30, 2007 and December 31, 2006	71,496	69,463
Paid-in capital in excess of par value	27,441,717	26,672,384
Treasury stock, 80,438 shares at cost	(464,786)	(464,786)
Accumulated deficit	(15,762,644)	(11,726,464)
Total stockholders’ equity	11,285,783	14,550,597
Total liabilities and stockholders’ equity	$16,192,984	$18,375,926

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(4,036,180)	$(294,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	95,282	(1,074,723)
Depreciation and amortization	82,219	87,200
Stock-based compensation	13,866	20,749
Changes in assets and liabilities:
Other receivables	447	(5,823)
Prepaid expenses and other assets	49,022	(68,767)
Accounts payable and accrued expenses	223,813	(97,226)
Deferred rent	(27,849)	(17,926)
Deferred compensation	2,852	2,851
Net cash used in activities of continuing operations	(3,596,528)	(1,448,093)
Net cash provided by activities of discontinued operations	1,223,846	2,601,299
Net cash (used in) provided by operating activities	(2,372,682)	1,153,206

Cash flow from investing activities
Purchases of property and equipment	(13,729)	(3,466)
Proceeds from maturity of certificate of deposit	—	2,000,000
Net cash (used in) provided by investing activities of continuing operations	(13,729)	1,996,534
Net cash used in investing activities of discontinued operations	(1,137,650)	(784,733)
Net cash (used in) provided by investing activities	(1,151,379)	1,211,801
Cash flows from financing activities
Net change on bank line of credit	—	(1,449,318)
Net change in book overdraft	57,316	110,813
Payments on capital lease obligations	(8,729)	(8,324)
Proceeds from issuance of common stock	757,500	3,091,584
Cost of issuance of common stock	—	(15,204)
Net cash provided by financing activities of continuing operations	806,087	1,729,551
Net cash used in financing activities of discontinued operations	(37,921)	(616,996)
Net cash provided by financing activities	768,166	1,112,555

Net (decrease) increase in cash and cash equivalents	(2,755,895)	3,477,562
Cash and cash equivalents, beginning of period	10,951,275	2,667,733
Cash and cash equivalents, end of period	$8,195,380	$6,145,295

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

On June 25, 2007, the Company signed a definitive purchase agreement to sell the InfoSpherix Incorporated subsidiary (“InfoSpherix”), subject to shareholder approval.  Accordingly, the operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations in the Consolidated Statement of Operations, and the assets held for sale of the discontinued segment are separately identified in the Company’s Consolidated Balance Sheet.  The activities of the “BioSpherix” Division continue to operate through Spherix Incorporated.

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007, the results of its operations for the three-month and six-month periods ended June 30, 2007 and 2006, and its cash flows for the six-month periods ended June 30, 2007 and 2006.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2006.

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

3.                          Discontinued Operations

On June 25, 2007, the Company signed a definitive purchase agreement to sell the InfoSpherix subsidiary, subject to shareholder approval.  The InfoSpherix segment comprises the majority of the Company’s operations.  The sale will allow Spherix to focus all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose.  The sale is subject to the approval of the Company’s stockholders and, if ratified, must be completed within two days of the Company’s August 15, 2007 annual meeting.

Facts and Circumstances Leading to the Proposed Sale

Spherix employed a business model for many years where it operated two separate lines of business — InfoSpherix and BioSpherix.  In accordance with the business plan, InfoSpherix earned enough money to support itself and BioSpherix.  This allowed InfoSpherix to grow while supplying funds for the research and development efforts of the BioSpherix Division, which focused on developing healthcare-related products.

By mid-2004, management believed that this model would soon have to change.  The product mix in InfoSpherix was shifting away from the commercial sector to a less profitable government sector.  Clients were beginning to require that the Company fund the upfront costs for information projects and recover the cost over the life of the project.  Also, our BioSpherix products were far enough along where continued development would soon require significant capital.  In addition, equity investors interested in BioSpherix did not understand InfoSpherix and its purpose.  Therefore, responsible investors were more difficult to attract.  Our InfoSpherix clients became concerned about our focus on this business and they questioned our long-term commitment to the business.  Also, our bank stated that it was not interested in funding biotechnology research.  Therefore, they required the Company to secure its line of credit with cash in lieu of receivables and other fixed assets.  Financing for capital equipment was becoming harder to attract.  As a result, at the February 17, 2005 meeting, the Board of Directors decided it was time to split the two divisions and require each one to be self-funding.  On June 8, 2005, the stockholders approved the establishment of InfoSpherix Incorporated as a wholly-owned subsidiary of Spherix.  Subsequently, on January 1, 2006, InfoSpherix began operating as an independent subsidiary.

In December 2005, the FDA gave Spherix final permission to conduct a Phase 3 clinical trial for Naturlose as a treatment for Type 2 diabetes.  The Company signed agreements with independent contract research organizations to conduct the Phase 3 trial and engaged another entity to assist in the development and monitoring of the trials and to consult on FDA issues.  Although initial estimates developed by Spherix and the above consultants indicated we had sufficient capital to complete the trial, the Board and management became concerned about long-term financing.  A manufacturing source needed to be found and, should complications develop in our Phase 3 trial, final FDA approval of the protocol could result in significant additional capital needs.  In addition, it was becoming clear that InfoSpherix also needed capital to develop next generation products.

In the spring of 2006, Active Network approached the Company expressing an interest in the reservation portion of the InfoSpherix business and the Company held some preliminary discussion with the Active Network during the next few months.  On June 27, 2006, a meeting of the Executive Advisory Committee of the Board was held in Cumberland, Maryland.  The Committee discussed a potential sale of all or part of the InfoSpherix subsidiary, along with the use of funds from this sale and any settlement of our National Park Service dispute.  The Committee agreed that it was premature to make a decision as to whether any sale of InfoSpherix was desirable.  However, the Committee decided that if a sale was ever to be pursued, a sale of the entire subsidiary was preferential and that other potential buyers should be sought.

On November 17, 2006, the Company received a letter through its FDA consultant requiring additional expenditures on its Phase 3 clinical trial.  At this point it was becoming apparent that the Phase 3 trial was going to be more expensive than first thought.

Also on November 17, 2006, the Company received an unsolicited Letter of Intent (LOI) from Active Network.  The LOI was for the purchase of the entire information business.  The Board met on November 21, 2006.  After review of the LOI from The Active Network, the Board declined the offer.  Discussions were held on the need to raise more capital, even with the $6 million settlement related to the National Park Service.  The rising cost of the Phase 3 trial was discussed along with the need to complete the anti-plaque study of Naturlose at the University of Maryland.  Several methods of raising capital were discussed, but no final decision was made.

A special Board Meeting was held on January 8, 2007.  The immediate need to raise capital was discussed and the President was authorized to seek equity funding for $12-15 million to fund the BioSpherix Division.  In addition, further discussions were held to consider the possibility of selling InfoSpherix as a means of raising cash.

SC&H Capital Corporation (“SC&H”), a consulting firm with merger and acquisition experience, was engaged on January 29, 2007, to assist the management team in exploring a sale of InfoSpherix.  On March 6, 2007, the Board of Directors created an Evaluation Committee consisting of three outside directors appointed to provide SC&H with guidance in the process and to avoid any actual or perceived conflicts of interest.

During the first several months of 2007, the President met with several investment bankers about the possibility of raising capital.  It was decided that, given the current stock price and early phase of the Phase 3 clinical trial, an equity offering would not be prudent at this time.

On April 13, 2007, a Board Meeting was held to review the capital raising alternatives.  In the course of reviewing these alternatives, SC&H reviewed the process it had conducted with management to that point.  Contact had been made with approximately 100 companies, including both strategic and financial targets, through the use of a blind profile which outlined the InfoSpherix opportunity.  This campaign ultimately resulted in approximately 10 management presentations provided to various interested parties.  The above activities yielded four Letters of Intent, including a revised offer from The Active Network.  One of the Letters of Intent was ultimately withdrawn.  SC&H prepared a comparison of each of the Letters of Intent and presented it to the Evaluation Committee.  A discussion of the possible terms and requirements of a deal ensued.

Pursuant to a recommendation from the Evaluation Committee, the Board concluded that a sale of InfoSpherix was in the best interests of Spherix and the Board approved a resolution to accept the offer from Active Network as proposed.  The Evaluation Committee was given the authority to approve any changes to the LOI consistent with the discussions.

Subsequent negotiations, led by the management team and outside counsel, were held with The Active Network and on April 17, 2007, a final LOI was signed.  Detailed due diligence has been conducted by Active Network and a definitive purchase agreement was executed on June 25, 2007.  The sale is subject to the approval of the Company’s stockholders and, if ratified, must be completed within two days of the Company’s August 15, 2007 annual meeting.

Financial Detail of the Discontinued Operations

The results of operations of the discontinued InfoSpherix segment, including the costs to sell the segment, are as follows:

Discontinued operations	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$6,490,000	$7,582,000	$11,837,000	$13,501,000

Direct cost and operating expense	5,471,000	5,684,000	10,387,000	10,602,000
Selling, general and administrative expense	657,000	911,000	1,390,000	1,774,000
Costs to sell segment	172,000	—	172,000	—
Interest revenue	58,000	—	132,000	—
Interest expense	8,000	29,000	18,000	30,000
Income from discontinued operations before taxes	$240,000	$958,000	$2,000	$1,095,000

The principal balance sheet items of the assets held for sale are stated below.  Under the terms of the agreement InfoSpherix is permitted to distribute its cash to Spherix, which the Company plans to do prior to the closing.  The agreement also contains a tangible net asset clause that may limit the amount of cash Spherix is entitled to retain.  The cash and cash equivalent balances reflect the cash balances required to satisfy the minimum tangible net assets requirement as calculated on the respective balance sheet dates presented below.

	June 30, 2007 (Unaudited)	December 31, 2006
Current assets
Cash and cash equivalents	$1,091,000	$1,088,000
Trade accounts receivables	2,843,000	2,166,000
Other receivables	8,000	13,000
Prepaid expenses and other assets	457,000	277,000
Total current assets	$4,399,000	$3,544,000

Non-Current assets
Property and equipment, net	$3,584,000	$3,626,000
Intangible assets, net of accumulated amortization of $465,000 and $395,000	511,000	581,000
Total non-current assets	$4,095,000	$4,207,000

Current liabilities
Accounts payable and accrued expenses	$2,312,000	$1,304,000
Accrued salaries and benefits	814,000	872,000
Capital lease obligations	173,000	215,000
Total current liabilities	$3,299,000	$2,391,000

Non-Current liabilities
Capital lease obligation	$73,000	$139,000
Deferred rent	119,000	127,000
Total Non-current liabilities	$192,000	$266,000

4.             Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding plus common shares outstanding that are assumed likely to be exercised.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  Common stock equivalents consist of stock options and warrants that are assumed likely to be exercised.  Common stock equivalents were 55,470 and 66,886 at June 30, 2007 and 2006, respectively.

5.             Stockholders’ Equity

During the six months ended June 30, 2007, the Company sold 442,358 shares for an additional $757,500 in proceeds under the July 22, 2005, Standby Equity Distribution Agreement (“SEDA”).  At June 30, 2007, the remaining maximum amount available for future draws under the SEDA was $800,000.

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

6.             Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (FAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the consolidated statements of operations and comprehensive loss.  The Company uses a Black-Scholes option pricing model and has elected to use the modified prospective transition method and, therefore, has not restated results for prior periods.  At the time the Company adopted FAS 123R, there were no unvested options outstanding. The Company realized stock based compensation expense of $7,000 and $14,000 for the three and six months ended June 30, 2007, and $7,000 and $10,000 for the three and six months ended June 30, 2006, respectively, related to 59,000 stock options awarded in February 2006.  The effect of adopting FAS 123R increased the loss from operations, the loss before taxes, and the net loss by $7,000 and $14,000 for the three and six months ended June 30, 2007, and $7,000 and $10,000 for the three and six months ended June 30, 2006, and had no effect on basic and diluted earnings per share, net cash flow from operations, or net cash flow from financing activities.

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2007, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	501,100	$7.11
Granted	—
Exercised	—
Expired or forfeited	(122,000)	$6.26
Outstanding at June 30, 2007	379,100	$7.38	2.5	$8,000

Exercisable at June 30, 2007	353,600		2.5	$5,000

As of June 30, 2007, there were approximately 25,500 unvested options to purchase common stock under the plans.  An estimated compensation cost of $73,000 related to the unvested options is expected to be recognized over the next 2.6 years.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with FAS 123R.

Expected term (in years)	4
Expected volatility	140.9%
Expected dividends	0%
Risk-free rate	4.6%

7.             Income Tax

The Company adopted Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustments.  The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense.  At January 1, 2007 and June 30, 2007, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

The Federal and significant State statutes of limitations have not expired for the Company’s tax years ended December 31, 2003 through December 31, 2005.  As such, each of these tax years remain subject to examination by taxing authorities.  The Federal and significant State statutes of limitations for the Company’s tax years ended December 31, 1998, December 31, 1999 and December 31, 2002 have expired; however $10,217,000 of Federal net operating loss carryforwards generated in these closed years remain available to the Company and are subject to adjustment prior to utilization in future tax years.

8.             Information by Business Segment

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

Financial information by business segment for the three and six months ended June 30, 2007 and 2006 is summarized below.

		Three Months Ended June 30, (Dollars in thousands)		Six Months Ended June 30, (Dollars in thousands)
		2007	2006	2007	2006
Revenue	InfoSpherix	$6,490	$7,582	$11,837	$13,501
	BioSpherix	4	—	4	3
	Total revenue	$6,494	$7,582	$11,841	$13,504

Operating (Loss) Income	InfoSpherix	$362	$987	$60	$1,124
and (Loss) Income Before	BioSpherix	(2,114)	(751)	(4,191)	(1,421)
Income Taxes	Total operating loss	(1,752)	236	(4,131)	(297)
	Interest income	80	53	190	88
	Interest expense	8	30	18	65

	Income (loss) from operations before income taxes	$(1,680)	$259	$(3,959)	$(274)

		June 30,	Dec. 31,
		2007	2006
Identifiable Assets	InfoSpherix	$14,765	$13,896
	BioSpherix	1,428	4,480
	Total assets	$16,193	$18,376

9.             Subsequent Event

In August 2007, InfoSpherix signed a ten-year lease to rent 13,338 square feet of facility space in Clarksburg, Maryland, for use as an administrative office for InfoSpherix.  The target commencement date for the new lease is November 1, 2007.  In connection with the signing of the above lease, Spherix also signed a lease termination agreement on its Beltsville facility.  Under the lease termination agreement, Spherix will pay a termination fee of $475,000 and the termination date is to be effective with the commencement of the Clarksburg lease.

On June 25, 2007, as part of the Definitive Purchase Agreement to sell InfoSpherix, the Company agreed to terminate the InfoSpherix line-of-credit with Bank of America (“the Bank”) prior to closing.  Accordingly, the Company has subsequently closed the line-of-credit with the Bank.  The InfoSpherix bank line-of-credit was established on March 31, 2006.  The line-of-credit provided for borrowings up to $1.5 million, was collateralized by the subsidiary’s accounts receivables and equipment, and contained covenants on tangible net worth and funded debt to EBITDA ratios.  The Company had no outstanding borrowings under the Agreement at June 30, 2007, and at the time of termination.

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

On June 25, 2007, the Company signed a definitive purchase agreement to sell the InfoSpherix subsidiary, subject to shareholder approval.  The sale will allow Spherix to focus all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose.  The sale is subject to the approval of the Company’s stockholders and, if ratified, must be completed within two days of the Company’s August 15, 2007 annual meeting.

The operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Selling, General and Administrative

Selling, general and administrative expenses (S,G&A) for the three and six months ended June 30, 2007, increased $386,000 and $494,000 over those of the same periods in 2006.  The increase in the second quarter was primarily the result of an executive bonus of $150,000 awarded to the CEO for past performance, and an increase in accounting costs of approximately $120,000 related to the increased complexity of the Company’s tax reporting requirements including the implementation of FIN 48.  The increase in S,G&A costs for the six months ended June 30, 2007 over those of the prior year also included approximately $120,000 in costs related to the services of an investment banker prior to the Company’s decision to sell InfoSpherix.  Excluded from the above S,G&A numbers is approximately $170,000 in consulting and legal costs related to the sale of InfoSpherix that have been classified as part of the costs of the discontinued operations.  These costs were incurred in the second quarter of 2007, following the decision to sell InfoSpherix.

Research and Development

The Company’s R&D expenditures have significantly increased between years as a direct result of the Company’s Phase 3 clinical trial in the use of Naturlose for the treatment of Type 2 diabetes, which began this year.  The primary focus of BioSpherix’s research and development (R&D) activities for the six months ended June 30, 2007, has been on the planning and preparation of a Phase 3 trial.  The Company has completed an initial dose range-finding study, and the recruitment of patients for the trial, which will take place in Australia and the United States, is ongoing.  The first participants began the Phase 3 clinical trial in April 2007.  More than 400 subjects from the United States and abroad, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat Type 2 diabetes.  A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.  The Company believes its chances for a successful outcome are enhanced by the widely demonstrated safety of the product, lack of safety being the primary cause for failure of most drug candidates.  Testing is scheduled to finish in mid-2009.  If the trial is successful, it will likely take several months to compile the data and submit a new drug application (“NDA”) to the FDA.  The FDA will then likely take up to a year to respond to the NDA.  Accordingly, we do not expect FDA approval before mid-2010 at the earliest.

In 2005, the Company contracted with the University of Maryland School of Dentistry to conduct a human clinical trial on the oral anti-plaque efficacy of Naturlose.  The study demonstrated tagatose to be much more resistant to oral bacteria, which form plaque, than is sorbitol, a sugar substitute that is widely used in oral care products.  The study suggested ways of modifying the Naturlose product to effect desired plaque reduction.  Such modifications have been made, and the Company has arranged with the University of Maryland School of Dentistry to conduct a trial of Naturlose toothpaste formulated by the Company in an attempt to establish an anti-plaque and anti-gingivitis claim for the toothpaste.  The clinical trial started in early 2007.

InfoSpherix

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$6,490,000	$7,582,000	$11,837,000	$13,501,000
Direct cost and operating expense	5,471,000	5,684,000	10,387,000	10,602,000
Gross margin	$1,019,000	$1,898,000	$1,450,000	$2,899,000

Revenue for the three and six months ended June 30, 2007, decreased $1.1 million (14%) and $1.7 million (12%) from the same periods in 2006 due to the completion of the National Park Service contract, which concluded on January 23, 2007.  Reductions from the direct costs associated with the National Park Service Contract were off-set by increased costs under the new Michigan contract and additional costs incurred under the contracts transferred from the former South Dakota facility to the new facility in Indiana.  The National Park Service contract contributed approximately $4.0 million in revenue for each of the years ended December 31, 2006 and 2005.

Liquidity and Capital Resources, Consolidated

On June 25, 2007, as part of the Definitive Purchase Agreement to sell InfoSpherix, the Company agreed to terminate the InfoSpherix line-of-credit with Bank of America (“the Bank”) prior to closing.  Accordingly, the Company subsequently closed the line-of-credit with the Bank.  The InfoSpherix bank line-of-credit was established on March 31, 2006.  The line-of-credit provided for borrowings up to $1.5 million, was collateralized by the subsidiary’s accounts receivables and equipment, and contained covenants on tangible net worth and funded debt to EBITDA ratios.  The interest rate under the Agreement was based on the LIBOR daily floating rate plus 3% (approximately 8.5% at June 30, 2007).  The Company had no outstanding borrowings under the Agreement at June 30, 2007, and the total amount available for future advances to the subsidiary was $1.5 million under the Agreement.

Working capital as of June 30, 2007, was $7.8 million, which represents a $3.1 million decrease from working capital of $10.9 million at December 31, 2006.  The decrease in working capital was largely related to the Company’s Phase 3 clinical trial costs and increased costs related to the anticipated sale of InfoSpherix.

Spherix expects to expend up to $5 million over the next year in costs related to the Phase 3 clinical trial and other R&D activity.  The clinical trial is expected to take at least two years to complete.  The Company intends to finance the BioSpherix activities through proceeds from the sale of the InfoSpherix subsidiary and proceeds from possible future issuance of additional common stock.  The Company also intends to seek pharmaceutical partners to assist in completing development of the BioSpherix products.

Cash flow for the six months ended June 30, 2007, reflects a net cash outflow of $2.8 million, consisting of $2.4 million used in operating activities, $1.2 million used in investing activities, and $768,000 provided by financing activities.  The increase in cash used by operating activities in 2007 from that of the prior year is primarily related to the cost of the Phase 3 clinical trial.  The change in cash used in investing activities is related to one-time proceeds of $2 million from the maturity of a certificate of deposit in the prior year.  Cash flows from financing activities in 2006 included proceeds from the issuance of warrants.

Trends and Outlooks

BioSpherix

•                  On June 25, 2007, the Company signed a definitive purchase agreement to sell the InfoSpherix subsidiary, subject to shareholder approval, for $17 million ($15 million at closing and $2 million following a 15-month escrow period).  The sale will allow Spherix to focus all of its efforts on the BioSpherix Division’s biotechnology products.

•                  BioSpherix’s primary emphasis is on a Phase 3 clinical trial to demonstrate that Naturlose is a successful treatment for Type 2 diabetes.  The trial began in April 2007, and testing is scheduled to finish in mid-2009.  If the trial is successful, it will likely take several months to compile the data and submit a new drug application (“NDA”) to the FDA.  The FDA will then likely take up to a year to respond to the NDA.  Accordingly, we do not expect FDA approval before mid-to-late 2010 at the earliest.

•                  The Company has decided to conduct the entire Phase 3 clinical trial for Type 2 diabetes in the United States and according has terminating the Australian trials. The change is intended to simplify the logistics of managing the trial.

•                  Costs of conducting the Phase 3 trial have substantially increased as we have obtained further direction from the FDA concerning the processes to be employed in the trial.  The Company expects to spend up to $5 million in R&D costs over the next year.  The Company intends to use the proceeds from the sale of the InfoSpherix subsidiary to fund the Phase 3 trial.  If the sale is not concluded, the Company will need to reassess continuation of the tests in view of the increased costs of the tests and the expected follow-on costs in pursuit of FDA approval.

•                  A human clinical trial on the oral anti-plaque efficacy of Naturlose was conducted by the Company at the University of Maryland School of Dentistry.  The trial started in early 2007 and was completed in July.  The Company expects to receive the results later this year.

•                  Spherix has subsequently launched a health sciences consulting business line to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies.

InfoSpherix

•                  As noted above, on June 25, 2007, the Company signed a definitive purchase agreement to sell the InfoSpherix subsidiary, subject to shareholder approval, for $17 million ($15 million at closing and $2 million following a 15-month escrow period).

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

•                  On February 6, 2007, InfoSpherix signed an agreement to lease 32,423 square feet of facility space in Frostburg, Maryland effective December 1, 2007, for use as a call center to replace the existing Cumberland, Maryland facility.

•                  In August 2007, InfoSpherix signed a ten-year lease to rent 13,338 square feet of facility space in Clarksburg, Maryland, for use as an administrative office for InfoSpherix.  The target commencement date for the new lease is November 1, 2007.  In connection with the signing of the above lease, Spherix also signed a lease termination agreement on its Beltsville facility.  Under the lease termination agreement, Spherix will pay a termination fee of $475,000 and the termination date is to be effective with the commencement of the Clarksburg lease.

•                  The Company will cease to have any continuing obligations under the Frostburg, Maryland, or Clarksburg, Maryland, leases upon completion of the sale of InfoSpherix.  The Company will relocate to a smaller facility upon termination of the Beltsville lease.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At June 30, 2007, the Company did not have any fixed-rate or variable-rate indebtedness.  The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds.  In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The carrying amounts approximate market value.  It is the Company’s practice to hold these investments to maturity.

Assuming the June 30, 2007, variable rate debt and cash and cash available for investment, a one-percent change in interest rates would impact net interest income by less than $100,000.

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

Part II.  Other Information

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2006, and those included in the Company’s Proxy Statement for the August 15, 2007 annual meeting, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K and Proxy Statement are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

10.1

Stock Purchase Agreement dated June 25, 2007, by and between The Active Network, Inc., Spherix Incorporated and InfoSpherix Incorporated (incorporated by reference to the definitive Proxy Statement filed with the SEC on July 16, 2007).

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

Spherix Incorporated
(Registrant)

Date:	August 14, 2007	By:	/s/ Richard C. Levin
Richard C. Levin
Chief Executive Officer, President,
and Chief Financial Officer