Form 10-Q
period 2007-09-30
SPHERIX INC
filed 2007-11-19
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007
Common Stock, $0.005 par value	14,318,702 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended September 30, 2007

Spherix Incorporated

Part I.              Financial Information

Item 1.                     Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$58,500	$—	$62,519	$2,735

Operating expense
Direct contract costs	13,400	—	13,400	—
General and administrative expense	1,173,271	568,651	2,810,343	1,711,307
Research and development expense	2,091,738	440,915	4,477,278	722,654

Total operating expense	3,278,409	1,009,566	7,301,021	2,433,961

Loss from operations	(3,219,909)	(1,009,566)	(7,238,502)	(2,431,226)

Interest income	117,921	30,335	175,645	117,874
Interest expense	(48)	(1,453)	(77)	(36,483)

Loss from continuing operations before taxes	(3,102,036)	(980,684)	(7,062,934)	(2,349,835)

Income tax expense	20,000	—	—	—

Loss from continuing operations	(3,122,036)	(980,684)	(7,062,934)	(2,349,835)

Discontinued operations
Income from discontinued operations before taxes	9,133,829	986,144	9,136,047	2,080,867
Income tax expense	(717,838)	(15,000)	(815,338)	(35,000)

Income from discontinued operations	8,415,991	971,144	8,320,709	2,045,867

Net income (loss)	$5,293,955	$(9,540)	$1,257,775	$(303,968)

Net income (loss) per share, basic
Continuing operations	$(0.22)	$(0.07)	$(0.50)	$(0.17)
Discontinued operations	$0.59	$0.07	$0.59	$0.15
Net income (loss) per share, basic	$0.37	$—	$0.09	$(0.02)

Net income (loss) per share, diluted
Continuing operations	$(0.22)	$(0.07)	$(0.50)	$(0.17)
Discontinued operations	$0.59	$0.07	$0.59	$0.15
Net income (loss) per share, diluted	$0.37	$—	$0.09	$(0.02)

Weighted average shares outstanding, basic	14,291,132	13,789,379	14,180,818	13,499,896
Weighted average shares outstanding, diluted	14,291,132	13,789,379	14,180,818	13,499,896

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	Sept. 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$18,689,654	$9,863,771
Trade receivables	21,200	—
Other receivables	384,008	479
Prepaid expenses and other assets	281,690	366,147
Assets of segment held for sale, current	—	3,543,703
Total current assets	19,376,552	13,774,100

Property and equipment, net	122,762	288,113
Patents, net of accumulated amortization of $106,659 and $134,963	36,311	106,633
Assets of segment held for sale, non-current	—	4,207,080
Total assets	$19,535,625	$18,375,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,398,518	$230,432
Income taxes payable	756,338	—
Accrued salaries and benefits	176,402	275,984
Capital lease obligations	—	10,810
Deferred revenue	12,700	—
Liabilities of segment held for sale, current	—	2,391,291
Total current liabilities	2,343,958	2,908,517

Deferred compensation	553,000	495,000
Deferred rent	7,168	156,306
Liabilities of segment held for sale, non-current	—	265,506
Total liabilities	2,904,126	3,825,329

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 14,335,000 and 13,892,642 issued and 14,254,562 and 13,812,204 shares outstanding at September 30, 2007 and December 31, 2006, respectively	71,996	69,463
Paid-in capital in excess of par value	27,492,978	26,672,384
Treasury stock, 80,438 shares at cost	(464,786)	(464,786)
Accumulated deficit	(10,468,689)	(11,726,464)
Total stockholders’ equity	16,631,499	14,550,597
Total liabilities and stockholders’ equity	$19,535,625	$18,375,926

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$1,257,775	$(303,968)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	(8,320,709)	(2,045,867)
Depreciation and amortization	143,142	127,936
Stock-based compensation	65,627	77,682
Patent write-off	51,158	—
Changes in assets and liabilities:
Receivables	(404,729)	(5,802)
Prepaid expenses and other assets	84,457	14,131
Accounts payable and accrued expenses	1,819,796	(162,112)
Deferred rent	(149,138)	(28,939)
Deferred compensation	58,000	4,277
Deferred revenue	12,700	—
Net cash used in activities of continuing operations	(5,381,921)	(2,322,662)
Net cash (used in) provided by activities of discontinued operations	(93,601)	3,393,056
Net cash (used in) provided by operating activities	(5,475,522)	1,070,394

Cash flow from investing activities
Proceeds from the sale of subsidiary	15,000,000	—
Purchases of property and equipment	(13,729)	(3,466)
Proceeds from maturity of certificate of deposit	—	2,000,000
Net cash provided by investing activities of continuing operations	14,986,271	1,996,534
Net cash used in investing activities of discontinued operations	(1,316,588)	(1,018,560)
Net cash provided by investing activities	13,669,683	977,974

Cash flows from financing activities
Net change on bank line of credit	—	(1,449,318)
Net change in book overdraft	5,046	(43,807)
Payments on capital lease obligations	(10,810)	(12,484)
Proceeds from issuance of common stock	757,500	3,091,585
Cost of issuance of common stock	—	(17,704)
Net cash provided by financing activities of continuing operations	751,736	1,568,272
Net cash used in financing activities of discontinued operations	(120,014)	(526,905)
Net cash provided by financing activities	631,722	1,041,367

Net increase in cash and cash equivalents	8,825,883	3,089,735
Cash and cash equivalents, beginning of period	9,863,771	2,667,733
Cash and cash equivalents, end of period	$18,689,654	$5,757,468

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007, the results of its operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and its cash flows for the nine-month periods ended September 30, 2007 and 2006. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2006.

On August 15, 2007, the Company sold the InfoSpherix Incorporated subsidiary (“InfoSpherix”). Accordingly, the operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations in the Consolidated Statement of Operations, and the assets held for sale of the discontinued segment are separately identified in the Company’s Consolidated Balance Sheet. The activities of the “BioSpherix” Division continue to operate through Spherix Incorporated. In July 2007, Spherix entered into the health sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company's own R&D activities. Revenue from the health sciences consulting business is recognized using the following methods depending upon the terms of the contracts: time and materials or fixed price. Revenue under time and materials contracts is recognized at contractually agreed upon rates based upon direct labor hours expended and other direct costs incurred.  Revenue for fixed-price contracts is recognized using unit-of-delivery methods or percentage of completion. Losses, if any, on contracts are recorded during the period when first determined.

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

3.                                      Discontinued Operations

On August 15, 2007, the Company completed the sale of the InfoSpherix subsidiary, for $17 million ($15 million at closing and $2 million following a 15-month escrow period), pursuant to the Stock Purchase Agreement dated June 25, 2007. The InfoSpherix segment comprised the majority of the Company’s operations prior to the sale. The sale will allow Spherix to focus substantially all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose.

Financial Detail of the Discontinued Operations

The results of operations of the discontinued InfoSpherix segment, including the costs to sell the segment, are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Discontinued operations	2007	2006	2007	2006
Revenue	$3,534,000	$7,253,000	$15,371,000	$20,754,000

Direct cost and operating expense	(2,815,000)	(5,531,000)	(13,202,000)	(16,133,000)
Selling, general and administrative expense	(359,000)	(727,000)	(1,749,000)	(2,501,000)
Interest revenue	38,000	—	170,000	—
Interest expense	(3,000)	(9,000)	(21,000)	(39,000)
Gain on sale of segment	8,739,000	—	8,567,000	—
Income from discontinued operations before taxes	$9,134,000	$986,000	$9,136,000	$2,081,000

4.                                      Commitments

Related to the sale of the InfoSpherix subsidiary, Spherix signed a lease termination agreement for the Beltsville office and subsequently signed a lease agreement for office space in Bethesda, Maryland. A termination expense of $475,000 less $105,000 from the elimination of deferred rent was recorded as a cost of discontinued operations. The Company also adjusted the estimated useful life on leasehold improvements to reflect the shorter lease period.

5.                                      Net Income Per Share

Basic net income (loss) per common share has been computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive. Common stock equivalents consist of stock options and warrants that are assumed likely to be exercised. Total options and warrants outstanding at September 30, 2007 and 2006, were 224,650 and 533,200, respectively. For the three and nine months ended September 30, 2007 and 2006, the closing price of the Company’s stock was less than the exercise prices of the Company’s options and warrants and therefore none are considered common stock equivalents.

6.                                      Stockholders’ Equity

During the nine months ended September 30, 2007, the Company sold 442,358 shares for an additional $757,500 in proceeds under the July 22, 2005, Standby Equity Distribution Agreement (“SEDA”). At September 30, 2007, the

remaining maximum amount available for future draws under the SEDA was $800,000. The SEDA expired in October 2007.

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

7.                                      Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (FAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the consolidated statements of operations. The Company uses a Black-Scholes option pricing model and has elected to use the modified prospective transition method and, therefore, has not restated results for prior periods. At the time the Company adopted FAS 123R, there were no unvested options outstanding. The Company recognized stock based compensation expense of $7,000 and $21,000 for the three and nine months ended September 30, 2007, and $7,000 and $17,000 for the three and nine months ended September 30, 2006, respectively, related to 59,000 stock options awarded in February 2006. The effect of adopting FAS 123R increased the loss from operations, the loss from continuing operations before taxes, the loss from continuing operations, and decreased net income by $7,000 and $21,000 for the three and nine months ended September 30, 2007, and increased the loss from operations, the loss from continuing operations before taxes, the loss from continuing operations, and the net loss by $7,000 and $17,000 for the three and nine months ended September 30, 2006, and had no effect on basic and diluted earnings per share, net cash flow from operations, or net cash flow from financing activities.

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2007, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	501,100	$7.11
Granted	—	$—
Exercised	—	$—
Expired or forfeited	(276,450)	$6.90
Outstanding at end of year	224,650	$6.18	1.4	$—

Exercisable at September 30, 2007	222,400	$7.41	1.4	$—

As of September 30, 2007, there were approximately 2,250 unvested options to purchase common stock under the plans. An estimated compensation cost of $31,000 related to the unvested options is expected to be recognized over the next 2.4 years.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with FAS 123R.

Expected term (in years)	4
Expected volatility	140.9%
Expected dividends	0%
Risk-free rate	4.6%

In August 2007, the Company granted 30,000 and 15,000 shares in restricted stock as part of the employment agreements for the Company’s Chief Executive Officer and Chief Operating Officer. The fair value of the stock was $55,800 and $30,000, which will be recognized as compensation expense over the respective vesting periods of  two and one years. During the same month the Company also issued to its independent board of directors 19,140 shares of restricted stock with a fair value of $40,000, which was recognized as compensation expense in August 2007. The fair value of the above stock awards were based on the closing market price on the date of grant.

8.                                      Income Tax

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments. The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense. At January 1, 2007 and September 30, 2007, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

The Federal and significant State statutes of limitations have not expired for the Company’s tax years ended December 31, 2004 through December 31, 2006. As such, each of these tax years remain subject to examination by taxing authorities. The Federal and significant State statutes of limitations for the Company’s tax years ended December 31, 1998, December 31, 1999 and December 31, 2002 have expired; however, approximately $10.2 million of Federal net operating loss carryforwards generated in these closed years remain available to the Company and are subject to adjustment prior to utilization in future tax years.

Income tax expense for nine months ended September 30, 2007 was $815,338 and primarily was attributable to state income tax resulting from the sale of InfoSpherix.

On August 15, 2007, Spherix sold all of the outstanding stock of InfoSpherix. As part of the sale, Spherix and the buyer jointly elected under IRC section 338(h)(10) to treat the disposition of InfoSpherix as an asset sale for U.S. federal income tax purposes. As a result of this election, InfoSpherix is treated for tax purposes as the seller of its assets. Accordingly, the gain recognized upon the sale of InfoSpherix results in additional taxable income to InfoSpherix as a separate legal entity.

InfoSpherix was formed by Spherix on January 1, 2006 via a contribution of assets and operations. InfoSpherix joins in the filing of a federal consolidated income tax return with Spherix, which allows the group to offset taxable income earned by InfoSpherix with net operating losses carryforwards for federal income tax purposes. Because InfoSpherix did not exist prior to 2006, however, none of the Company’s net operating loss carryforwards are attributable to InfoSpherix as a separate legal entity. Because InfoSpherix does not have any net operating loss carryforwards attributed to it, none of its taxable income will be offset by such losses when determining InfoSpherix’s separate company state income tax expense. Accordingly, the taxable income earned by InfoSpherix during the nine months ended September 30, 2007 resulted in current state income tax expense of $762,541. The remaining $52,797 of current state income tax expense is attributable to state income tax incurred but not recorded in 2006.

The Company will have approximately $16.7 million in both federal and State net operating loss carryforwards that will be available to offset regular taxable income during the carryforward period, which will expire from 2019 through 2026.  Based on the Company’s historical losses and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.

9.                                      Information by Business Segment

Prior to the sale of InfoSpherix on August 15, 2007, the Company operated via two principal segments, BioSpherix and InfoSpherix. BioSpherix develops proprietary products for commercial applications. InfoSpherix provided contact center information and reservation services for government and industry, with substantially all of InfoSpherix revenue generated from government customers. Revenue from reservation and tourism services is greatest in the spring and summer when vacation planning is the heaviest. Revenue from other sources tends to be more evenly spread throughout the year. On August 15, 2007, the Company sold InfoSpherix.

Financial information by business segment for the three and nine months ended September 30, 2007 and 2006 is summarized below.

		Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
		(Dollars in thousands)		(Dollars in thousands)
		2007	2006	2007	2006
Revenue
	InfoSpherix	$3,534	$7,253	$15,371	$20,754
	BioSpherix	58	—	62	3
	Total revenue	$3,592	$7,253	$15,433	$20,757

Operating Income (Loss) and Income (Loss) Before Income Taxes
	InfoSpherix	$360	$996	$420	$2,120
	BioSpherix	(3,220)	(1,010)	(7,239)	(2,431)
	Total operating loss	(2,860)	(14)	(6,819)	(311)
	Interest income	156	30	346	118
	Interest expense	3	11	21	76
	Income (loss) from operations before income taxes	$(2,707)	$5	$(6,494)	$(269)

		Sept. 30,	Dec. 31,
		2007	2006
Identifiable Assets
	InfoSpherix	$—	$13,896
	BioSpherix	19,536	4,480
	Total assets	$19,536	$18,376

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2006, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2007, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

Certain statements in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are identified by the use of forward-looking words or phrases such as “believes,” “expects,” is or are “expected,” “anticipates,” “anticipated,” “should” and words of similar impact. These forward-looking statements are based on the Company’s current expectations. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially. See the Company’s Form 8-K filing dated October 10, 2007, for a more detailed statement concerning forward-looking statements.

Overview

Prior to August 15, 2007, the Company operated via two principal segments, InfoSpherix and BioSpherix. BioSpherix develops proprietary products for commercial applications. InfoSpherix provided contact center information and reservations services for government and industry. On August 15, 2007, the Company sold InfoSpherix. The sale will allow Spherix to focus substantially all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose. The operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations.

BioSpherix engages in product development, notably tagatose. The Company’s current focus is on the non-food use of tagatose, which we will market under the name “Naturlose”. Our principal efforts have been to explore whether Naturlose is an effective treatment for Type 2 diabetes. In April 2007, the Company commenced a Phase 3 trial for this purpose.

In July 2007, the Company entered into the health sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company's own R&D activities.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Revenue and Direct Contract and Operating Costs

Revenue and Direct Contract Costs

The Company’s new health sciences consulting business was launched in July 2007. We generally provide our services on either a fixed-price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our engagement agreements typically provide for monthly billing, require payment of our invoices within thirty (30) days of receipt and permit clients to terminate engagements at any time. All of the revenue and direct contract costs reflected in the three and nine months ended September 30, 2007, relate to the health sciences consulting business.

General and Administrative

General and administrative expenses (G&A) for the three and nine months ended September 30, 2007, increased $604,000 and $1.1 million over those of the same periods in 2006. The increase between years for the three and nine months ended September 30, 2007 is the result of a number of factors including increased accounting costs, legal fees, executive bonus and consulting costs, as well as certain costs such as insurance that were previously allocated over both entities before the August 15th sale of InfoSpherix, and that are now charged fully to Spherix. Excluded from the above are costs directly related to the sale of the InfoSpherix subsidiary, which are included in income from discontinued operations.

Research and Development

The Company’s R&D expenditures have significantly increased between years as a direct result of the Company’s Phase 3 clinical trial in the use of Naturlose for the treatment of Type 2 diabetes, which began this year. The phase 3 trial has been the primary focus of BioSpherix’s research and development (R&D) activities for the nine months ended September 30, 2007. The Company now expects to conduct the trial solely in the United States. The first participants began the Phase 3 clinical trial in April 2007. More than 400 subjects, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat Type 2 diabetes. A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA. The Company believes its chances for a successful outcome are enhanced by the widely demonstrated safety of the product, lack of safety being the primary cause for failure of most drug candidates. Testing is scheduled to finish in mid-2009. If the trial is successful, it will likely take several months to compile the data and submit a new drug application (“NDA”) to the FDA. The FDA will then likely take up to a year to respond to the NDA. Accordingly, we do not expect FDA approval before mid-2010 at the earliest.

A smaller trial, contracted with the University of Maryland School of Dentistry, to conduct a human clinical trial on the oral anti-plaque efficacy of Naturlose, was also undertaken earlier this year and completed in July. Initial results of the University of Maryland trial indicated no statistical significance and the Company will not pursue further anti-plaque efficacy research.

Interest income

The increases in interest income are a direct result of the proceeds from the sale of the InfoSpherix subsidiary.

Discontinued operations

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Revenue	$3,534,000	$7,253,000	$15,371,000	$20,754,000

Direct cost and operating expense	(2,815,000)	(5,531,000)	(13,202,000)	(16,133,000)
Selling, general and administrative expense	(359,000)	(727,000)	(1,749,000)	(2,501,000)
Interest revenue	38,000	—	170,000)	—
Interest expense	(3,000)	(9,000)	(21,000)	(39,000)
Gain (loss) on sale of segment	8,739,000	—	8,567,000	—
Income from discontinued operations before taxes	$9,134,000	$986,000	$9,136,000	$2,081,000

The InfoSpherix subsidiary was sold on August 15, 2007. The above table reflects InfoSpherix’s activities up to the date of sale.

Liquidity and Capital Resources

On June 25, 2007, as part of the Stock Purchase Agreement to sell InfoSpherix, the Company agreed to terminate the InfoSpherix line-of-credit with Bank of America (“the Bank”). Accordingly, the Company has closed the line-of-credit with the Bank.

Working capital as of September 30, 2007, was $17.0 million, which represents a $6.1 million increase from working capital of $10.9 million at December 31, 2006. The increase in working capital is directly related to the $15 million proceeds from the sale of the InfoSpherix subsidiary less the Company’s operating costs, which included approximately $4.4 million for the Company’s R&D activities.

Spherix expects to expend approximately $5 million over the next year in costs related to the Phase 3 clinical trial and other R&D activity. The clinical trial is expected to be completed by mid-2009. The Company intends to finance the BioSpherix activities through proceeds from the sale of the InfoSpherix subsidiary. While the Company completes its Phase 3 trial, it will be taking other steps to prepare for commercialization of Naturlose as a treatment for type 2 diabetes on the assumption that the trials will be successful. These steps include additional dose range testing, exploring manufacturing alternatives and seeking marketing assistance. The Company’s goal remains to attempt to attract a pharmaceutical company to purchase or license the technology at the earliest practicable stage.

In the event the Company needs additional funds, it may seek other financing, including possible sale of additional shares of its common stock.

Cash flow for the nine months ended September 30, 2007, reflects a net cash inflow of $8.8 million, consisting of $5.5 million used in operating activities, $13.7 million provided by investing activities, and $632,000 provided by financing activities. The increase in cash used by operating activities in 2007 from that of the prior year is primarily related to the cost of the Phase 3 clinical trial. The change in cash provided by investing activities is directly related to the proceeds from the sale of the InfoSpherix subsidiary. Cash flows from financing activities in 2007 reflects proceeds from the SEDA agreement, compared to 2006 cash flows from financing activities, which consisted of proceeds from both the SEDA and warrants less payments on the bank line of credit.

Trends and Outlooks

•                  On August 15, 2007, the Company closed on the sale of the InfoSpherix subsidiary for $17 million. The Company received $15 million at closing and will receive $2 million following a 15-month escrow period, assuming no indemnification claims.

•                  In conjunction with the August 15, 2007 closing, noted above, Richard C. Levin, Chief Executive Officer, President and Chief Financial Officer resigned from the Company, and Claire L. Kruger was elected as the new Chief Executive Officer and Chief Operating Officer.

•                  With the addition of Claire L. Kruger to the Company, Spherix has launched a health sciences consulting business line to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company's own R&D activities.

•                  BioSpherix’s primary emphasis remains on the Phase 3 clinical trial to demonstrate that Naturlose is a successful treatment for Type 2 diabetes. The trial began in April 2007, and testing is scheduled to finish in mid 2009. If the trial is successful, it will likely take several months to compile the data and submit a new drug application (“NDA”) to the FDA. The FDA will then likely take up to a year to respond to the NDA. Accordingly, we do not expect FDA approval before mid-to-late 2010 at the earliest.

•                  The Company has decided to conduct the entire Phase 3 clinical trial for Type 2 diabetes in the United States and accordingly has terminated the Australian trials. The change is intended to simplify the logistics of managing the trial.

•                  Costs of conducting the Phase 3 trial have substantially increased as we have obtained further direction from the FDA concerning the processes to be employed in the trial. The Company expects to spend up to $5 million in R&D costs over the next year. The Company intends to use the proceeds from the sale of the InfoSpherix subsidiary to fund the Phase 3 trial.

•                  A human clinical trial on the oral anti-plaque efficacy of Naturlose was conducted by the Company at the University of Maryland School of Dentistry. The trial started in early 2007 and was completed in July. The initial results indicate no statistical significance. As a result, the Company has decided that it will not conduct any further anti-plaque studies.

•                  The Company is in the process of relocating its corporate headquarters to a smaller facility in Bethesda, Maryland. On August 1, 2007, the Company signed a lease termination agreement on its Beltsville, Maryland lease and on October 4, 2007, a lease for the new Bethesda facility. The move will take place near the beginning of next year.

•                  Following the sale of the InfoSpherix subsidiary, the Company has ceased to have any continuing obligations under the Frostburg, Maryland, the Cumberland, Maryland, the Clarksburg, Maryland, and the Carmel, Indiana leases.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

The Company manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At September 30, 2007, the Company did not have any fixed-rate or variable-rate indebtedness. The Company has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days, or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company’s practice to hold these investments to maturity.

Assuming the September 30, 2007, variable rate debt and cash and cash available for investment, a one-percent change in interest rates would impact net interest income by less than $100,000.

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

Item 4.                     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on August 15, 2007, where the following actions were taken:

(1)                                  Douglas T. Brown, A. Paul Cox, Jr., George C. Creel, Gilbert V. Levin, M. Karen Levin, Richard C. Levin, Robert A. Lodder, Jr., and Robert J. Vander Zanden were elected as Directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

	Shares	Shares	Shares
Name	Voted For	Voted Against	Voted Abstained
Douglas T. Brown	12,037,729	548,480	0
A. Paul Cox, Jr.	12,046,704	539,505	0
George C. Creel	12,033,079	553,130	0
Gilbert V. Levin	11,406,195	1,180,014	0
M. Karen Levin	11,331,963	1,254,246	0
Richard C. Levin	11,911,109	675,100	0
Robert A. Lodder, Jr.	12,043,804	542,405	0
Robert J. Vander Zanden	12,045,254	540,955	0

(2)                                  The sale of the capital stock of InfoSpherix Incorporated to The Active Network, Inc. was ratified, with 8,064,175 shares voted in favor, 324,818 shares voted against, and 93,069 shares abstaining; additionally, there were 4,104,147 broker non-votes.

(3)                                  The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2007, was ratified, with 12,265,441 shares voted in favor, 200,933 shares voted against, and 119,834 shares abstaining.

Item 6.                     Exhibits

10.1     Employment Agreement dated as of August 15, 2007, by and between Claire L. Kruger and the Company.

10.2     Employment Agreement dated as of August 16, 2007, by and between Robert A. Lodder and the Company.

10.3     Employment Agreement dated as of August 16, 2007, by and between Robert L. Clayton and the Company.

10.4     Lease termination agreement dated August 1, 2007, between Indian Creek Investors, LLC and the Company.

10.5     Lease agreement dated October 4, 2007, between Elizabethean Court Associates III Limited Partnership and the Company.

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

Spherix Incorporated
(Registrant)

Date:	November 19, 2007	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	November 19, 2007	By:	/s/ Robert L. Clayton
Robert L Clayton, CPA
Chief Financial Officer
and Treasurer