Form 10-K
period 2007-12-31
SPHERIX INC
filed 2008-04-04
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-5576

SPHERIX INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6430 Rockledge Drive, Bethesda, Maryland 20817

(Address of principal executive offices)

Registrant’s telephone number, including area code: 301-897-2540

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☐ Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):  Common Stock (Par Value $.005) — $27,519,874

There were 14,318,702 shares of the Registrant’s Common Stock outstanding as of March 24, 2008.

Documents Incorporated by Reference

            Portions of the Spherix Incorporated definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Form 10-K.

PART I

Certain statements contained in this Form 10-K, including without limitation, statements containing the words “believes,” “estimates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect any events or developments.  See the Company’s Form 8-K filed October 10, 2007, for a more detailed statement concerning forward looking statements.

Item 1.  DESCRIPTION OF BUSINESS

General

Spherix Incorporated (the “Company” or “Registrant”), a Delaware corporation, was founded in 1967.  The Company’s principal segments have historically been InfoSpherix, our information services business, and BioSpherix, our biotechnology research and development business.  On August 15, 2007, we sold our InfoSpherix business to devote our resources and attention to BioSpherix.  In July 2007, we also launched Health Sciences, a technical and regulatory consulting business.

The principal executive offices of the Company are located at 6430 Rockledge Drive, Suite 503, Bethesda, Maryland 20817, and its telephone number is (301) 897-2540.

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

BioSpherix

BioSpherix is dedicated to developing proprietary products for commercial applications.

Tagatose, a naturally occurring sugar, is a low-calorie, full-bulk sweetener.  It is a true sugar that looks, feels, and tastes like table sugar.  The Company has discovered and patented a number of health and medical uses for tagatose, which it has branded “Naturlose®”.  BioSpherix is devoting all of its time, attention and resources to developing Naturlose as a treatment for Type 2 diabetes.  As set forth below, this product is in the development stage and will require substantial additional investment to bring it to market.

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

In late 2005, the FDA gave BioSpherix permission to begin a Phase 3 clinical trial for Naturlose as a stand-alone drug to treat diabetes.  Since then, BioSpherix’s research and development (R&D) activity has been focused primarily on planning and instituting the Phase 3 trial. The Phase 3 clinical trial is the last major test, if successful, before requesting drug approval.  The trial is being conducted by a contract research organization (CRO) and is being guided by the Company’s new CEO, Claire Kruger, an experienced FDA regulatory consultant.

The Phase 3 clinical trial started April 2007, following the completion of a dose range-finding study.  More than 200 subjects, representing the demographic mix in the U.S., will receive liquid doses of Naturlose, three times a day, to test its ability to treat Type 2 diabetes and an equal number of subjects will receive a placebo.  A Phase 3 clinical trial, which gathers evidence regarding effectiveness and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.  The Company believes its chances for a successful outcome are enhanced by the widely demonstrated safety of the product.

The Phase 3 clinical trial was initially commenced in both Australia and in the United States.  In 2007, BioSpherix terminated the Australian operations and expanded the United States trial so that the entire trial will be conducted at multiple locations in the United States.

Also in late 2007, BioSpherix encountered a technical issue at one of its United States sites when mold was discovered in certain bottles of the placebo used in the Phase 3 trial at this site.  To remedy the issue, the Company is now using a preservative.

Patient recruitment has been slower than expected.  The Company is evaluating the reasons for the delays in recruitment and may seek to modify arrangements with its CRO and other contractors with the aim of increasing site support and communication.  One of the options being explored is for the Company to reclaim some or all of the oversight/coordination responsibilities currently being performed by our CRO.  This action would be taken with the twin goals of avoiding further delays in the completion of the Phase 3 trial and reducing the costs of the trial.

Due to the relocation of the entire trial to the United States and the issues described above, the Company has encountered a delay in its Phase 3 trial.  Through the end of February 2008, 102 participants have been enrolled in the trial.  A minimum of 332 participants must complete the trial in accord with the current protocol (166 using Naturlose and 166 using a placebo).  The Company anticipates that the earliest the Phase 3 trial could be completed is the end of 2009, but acknowledges that many factors could result in further delays.  If successful, FDA approval would not likely be received before the end of 2010 at the earliest.

The Company does not have sufficient resources to complete all of the following activities: the Phase 3 trial, prepare, submit and pursue the FDA application and, if approved, proceed to manufacture and market Naturlose as a Type 2 diabetes drug.  The Company is therefore attempting to continue to develop Naturlose as a drug and to market, sell and/or license Naturlose to a pharmaceutical or other company which would complete the development.  To date, the Company has not had, and does not expect to have, any meaningful offers until the efficacy of Naturlose has been established through the Phase 3 trial.  As the Phase 3 trial is a “blind” trial (i.e., the Company will not have access to any results until the trial is completed), the Company has commenced other initiatives to move the development forward, including:

Dose-ranging study

A six-month dose range study to evaluate whether lower doses of Naturlose are effective in treating Type 2 diabetes.  The study will evaluate three different daily doses which are lower than the daily dose currently in use in the Phase 3 trial.

Market Research

Spherix has contracted with two market consulting firms to analyze the competitive situation in the diabetes market, and generate forecasts to allow the Company to evaluate market segment opportunities and the impact of Medicaid, government initiatives, and third party payers on the diabetes therapeutic category.  Primary market research is being conducted to evaluate the impact of formulation type, size and packaging on sales in the diabetes therapeutic category.

Manufacturing Studies

Spherix continues to investigate options for manufacturing Naturlose.  While Spherix does not have sufficient resources to pursue such manufacturing, it is conducting this investigation with a goal that it may further a potential sale/license of Naturlose.

The Company hopes that these efforts may provide additional information prior to the completion of the Phase 3 trial which could expedite a sale/license of Naturlose as a drug.

Continued progress on the clinical trial of Naturlose as a treatment of Type 2 diabetes and on the other initiatives described above is dependent upon many factors including, but not limited to, the Company having sufficient funds and resources.  The total cost of completing the Phase 3 trial is difficult to determine and can be affected by a number of factors, including successful restructuring of the oversight responsibilities and completion of the study in a timely manner.  Although it cannot be certain, the Company’s current funds on hand may be sufficient for it to complete the study and are believed to be sufficient to meet all of the Company’s short-term obligations; as a result, management does not at present intend to raise additional funds through the capital markets unless necessary.  The Company also believes that, if raising additional funds at some point becomes desirable, the ideal timing for this would be after the Company has obtained results from the dose range study or additional information from the market research.

Food and Beverage Use

In 1997, and through a subsequent amendment, the world-wide right to sell tagatose for food and beverage uses and the right to manufacture tagatose for all uses was licensed to Arla Foods Ingredients amba (“Arla”) (formerly MD Foods Ingredients amba, “MDFI”) of Denmark.  Arla has not been successful in generating any substantial market for tagatose and the Company has received no meaningful royalties from Arla under the license agreement.

BioSpherix revenue from royalties accounted for 7% of the Company’s total revenue from continuing operations in 2007.

Health Sciences

In July 2007, the Company entered into the Health Sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities, when it hired Claire Kruger as its CEO.  The Company sought a revenue producing business to operate while it is in the development phase of its biotechnology efforts and a business to compliment such biotechnology efforts.  Health Sciences currently has 10 customers, many well known, including two Fortune 500 companies.  The Company generally provides its services on either a fixed-price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience.  Our engagement agreements typically provide for monthly billing, and require payment of our invoices within thirty (30) days of receipt.

The projects range from safety analyses of food ingredients to safety analyses of pharmaceutical manufacturing and dispensing equipment.  Many clients are large, well-known companies with a number of successful products on the market.  The proliferation of new products in the food and pharmaceutical areas creates a growing need for the regulatory services of the Company.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice, and engagements, generally billed as services are performed, are terminable or subject to postponement or delay at any time by clients.  As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.  Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and timing and size of engagements.

The Company is exploring prospects for growth of its Health Sciences consulting business, including employing additional professional personnel and/or acquiring a complimentary consulting business.

Health Sciences is also monitoring and directing the Phase 3 clinical trial of Naturlose for BioSpherix.  Previously, the Company contracted with a third party for this service.

Health Sciences revenue accounted for 93% of the Company’s total revenue from continuing operations in 2007.

InfoSpherix Incorporated

On August 15, 2007, the Company sold InfoSpherix.  Accordingly, the operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations in the Consolidated Statement of Operations, and the assets held for sale of the discontinued segment are separately identified in the Company’s Consolidated Balance Sheet.

InfoSpherix professionals designed and operated contact centers, websites, and field kiosks providing information management and materials to the public on various socially beneficial subjects, as well as other information services, such as reservations and tourism.

Government Contracts

Following the sale of InfoSpherix, the Company is no longer engaged in the performance of government contracts.

Industry Segments

See Note 11, “Information by Business Segment,” of the Notes to the Financial Statements included herein pursuant to Part II, Item 8 of this Form 10-K for industry segment information of the Company, which information is incorporated herein by reference.

Market Concentration

During 2007, 93% of the Company’s revenue was generated from the Health Sciences consulting business.  While the segment had three customers who accounted for 15% or more of the Company’s revenue, management does not believe the loss of one or more of these customers would have a material impact on the Company as a whole.

Patents and Trademarks

The Company has established a strong worldwide patent position for tagatose and Naturlose.  These patents and other significant Company patents are detailed in the following table:

Patent No.	Patent Title	Issue Date	Expiration Date
Canada 2,077,257*	Process for Manufacturing D-Tagatose	2/19/02	1/7/11
Finland 106861*	Process for Manufacturing D-Tagatose	4/30/01	1/7/11
Japan 3,120,403*	Process for Manufacturing D-Tagatose	10/20/00	1/7/11
Korea 190671*	Process for Manufacturing D-Tagatose	1/21/99	1/7/11
EPO 0 518 874*	Process for Manufacturing D-Tagatose	5/15/96	1/7/11
U.S. 5,447,917	D-Tagatose as Anti-Hyperglycemic Agent	9/5/95	9/5/12
U.S, 5,356,879	D-Tagatose an Anti-Hyperglycemic Agent	10/18/94	2/14/12
Canada 1,321,730*	D-Tagatose as a Low-Calorie Carbohydrate Sweetener and Bulking Agent	8/31/93	8/31/10
U.S. 5,078,796*	Process for Manufacturing D-Tagatose (Tagatate)	1/7/92	7/19/09
U.S. 5,002,612*	Process for Manufacturing D-Tagatose	03/26/91	7/19/09

*Licensed to Arla Foods.

Trademarks.  The Company has trademarked its name, “Spherix,” “Naturlose” for non-food uses of tagatose, and “BioSpherix.”

With respect to all of its inventions, the Company has received approximately 130 patents, including foreign issues.  It has several patents pending and many additional invention disclosures.  In addition to its strong patent position, the Company relies on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

Seasonality

Following the sale of InfoSpherix, the Company’s continuing business is not seasonal in nature.

Sales Backlog

The Company’s backlog as of December 31, 2007, from the new Health Sciences consulting business was approximately $230,000.

Competition

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

Health Sciences

Competitors of Health Sciences are numerous, including some that are much larger companies with greater resources.

We believe that the barriers to entry in particular areas of our consulting expertise are low and that for many of our technical disciplines, competition is increasing.  In response to competitive forces in the marketplace, we continue to explore new markets for our various technical disciplines.

Research and Development

BioSpherix expenditures for research and development were approximately $5.9 million and $884,000 in 2007 and 2006, respectively.  These expenditures were incurred primarily in the ongoing efforts to commercialize Naturlose, including its development for drug uses and improved production processes.

Governmental Regulation

The business activities of the Company are subject to a variety of Federal and state compliance, licensing, and certification requirements.  As previously noted, if the Phase 3 clinical trial is successful, the Company will need FDA approval to market Naturlose as a drug to treat Type 2 diabetes.  Management believes that the Company is, and has been at all times, in full compliance with Federal and state environmental protection and worker safety laws.

The Company is also required to comply with the Sarbanes-Oxley Act of 2002.  Non-accelerated filers, such as Spherix, are required to comply with the internal control over financial reporting requirements of section 404 beginning in 2007 with this Form 10-K.  The Company anticipates that the cost of implementing Section 404 over the next two years could have a significant impact on the results of operations.

Environment

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on the Company’s financial position, results of operations, capital expenditures, cash flows or competitive position.

Employees

The Company employs 12 individuals on a full- or part-time basis.  Of this total, 10 are full-time employees.  The Company’s employees are not currently unionized, and management believes that its relations with the Company’s employees are harmonious.

Geographic Areas

Spherix’s business is, and has been, based in the United States.  Accordingly, Spherix revenue is entirely from U.S.-based operations.

Item 1A.  RISK FACTORS

Any of the risk factors we describe below could severely harm our business, financial condition and operating results.  The market price of our common stock could decline if one or more of these risks and uncertainties develop into actual events.

RISKS RELATED TO OUR BUSINESS

WE DO NOT HAVE THE RESOURCES TO BECOME A FULL SCALE BIOTECHNOLOGY COMPANY AND WE MAY NOT BE ABLE TO ATTRACT A NECESSARY BUYER/LICENSEE/PARTNER.  We intend to continue to develop Naturlose as a viable Type 2 diabetes treatment and to continuously seek a sale, license or partner.  Our hope and expectation is that as we proceed with the development, incremental successes may allow us to negotiate a favorable transaction.  There can be no assurance, however, that we will have such incremental successes, or that even if we achieve them, we will attract a buyer, licensee or partner.  We have limited resources and we may fully expend our funds before we are able to attract a purchaser/partner.

WE HAVE NOT YET SUCCESSFULLY COMMERCIALIZED NATURLOSE.  We are in the process of attempting to develop the use of tagatose in non-food products, under the brand name Naturlose, as a treatment for diabetes.  Efforts are limited to the Type 2 diabetes clinical trial because of cash limitations.  To date, we have yet to secure any substantial revenue from tagatose (Naturlose) sales.

OUR SOLE DRUG CANDIDATE IS STILL IN THE EARLY STAGES OF DEVELOPMENT AND REMAINS SUBJECT TO CLINICAL TESTING AND REGULATORY APPROVAL.  THIS PROCESS IS HIGHLY UNCERTAIN AND WE MAY NEVER BE ABLE TO OBTAIN MARKETING APPROVAL FOR OUR DRUG CANDIDATE.  To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell Naturlose as a drug for Type 2 diabetes.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and/or comparable foreign regulatory agencies.  The time required to complete clinical trials and for regulatory review by the FDA and other countries’ regulatory agencies is uncertain and typically takes several years.

IF CLINICAL TRIALS OF NATURLOSE ARE PROLONGED, DELAYED OR SUSPENDED, IT MAY TAKE SIGNIFICANTLY LONGER AND COST SUBSTANTIALLY MORE TO OBTAIN MARKETING APPROVAL FOR OUR DRUG CANDIDATE AND ACHIEVE PROFITABILITY, IF AT ALL.  We have already encountered several challenges which have delayed our Phase 3 trial.  Each delay makes it more likely that we will need interim financing to complete the Phase 3 trial.  We cannot predict whether we will encounter additional problems with our trial that will cause us or regulatory authorities to delay or suspend the clinical trial, or delay the analysis of data from ongoing trial.  Any of the following could delay the clinical development of Naturlose as a drug:

•                  ongoing discussions with the FDA regarding the scope or design of our trial;

•                  delays in receiving, or the inability to obtain, required approvals from reviewing entities at clinical sites selected for participation in our trial;

•                  delays in enrolling patients into the trial;

•                  a lower than anticipated retention rate of patients in the trial;

•                  the need to repeat the trial as a result of inconclusive or negative results or unforeseen complications in testing;

•                  inadequate supply or deficient quality of materials necessary to conduct our trial;

•                  serious and unexpected drug-related side effects experienced by participants in our clinical trials;

•                  the placement by the FDA of a clinical hold on a trial;  or

•                  any restrictions on or post-approval commitments with regard to any regulatory approval we ultimately obtain that render the drug candidate not commercially viable.

WE CURRENTLY RELY ON THIRD PARTIES TO CONDUCT OUR TRIAL, AND THOSE THIRD PARTIES MAY NOT PERFORM SATISFACTORILY.  We rely on third parties to enroll qualified patients, conduct our trial, provide services in connection with such trial, and coordinate and oversee all aspects of the trial.  Our reliance on these third parties for clinical development activities reduces our control over these activities.  Accordingly, these third party contractors may not complete activities on schedule, or may not conduct our trial in accordance with regulatory requirements or the trial design.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them or we may be required to provide these services with our own personnel.  Although we believe there are a number of third party contractors we could engage to continue these activities, replacing a third party contractor may result in a delay or affect the trial.  If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

EVEN IF OUR CLINICAL TRIALS ARE SUCCESSFUL, WE MAY NOT HAVE A COMMERCIALLY VIABLE DRUG OR PRODUCT.  We have a number of hurdles to overcome to have a commercially viable drug or product even assuming our clinical trials are successful, including:

•                  We must secure a manufacturer of Naturlose.  Our food/beverage licensee, which also has the right to manufacture tagatose/Naturlose, has ceased its manufacturing efforts.  We have engaged in some preliminary discussions with firms that have expressed some interest but we have no firm commitment.

•                  We must demonstrate that the product will be accepted in the market place.  Even if the clinical trial is successful, the market may not accept a drug which must be consumed in liquid form, three times a day, and in the quantities used in our trial.

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT NATURLOSE, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT REVENUES FROM PRODUCT SALES.  Even if we obtain regulatory approval for Naturlose, it may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

•                  timing of market introduction of competitive drugs;

•                  lower demonstrated clinical safety and efficacy compared to other drugs;

•                  lack of cost-effectiveness;

•                  lack of availability of reimbursement from managed care plans and other third-party payors;

•                  inconvenient and/or difficult administration;

•                  prevalence and severity of adverse side effects;

•                  potential advantages of alternative treatment methods;

•                  safety concerns with similar drugs marketed by others;

•                  the reluctance of the target population to try new therapies and of physicians to prescribe these therapies;  and

•                  ineffective sales, marketing and distribution support.

If Naturlose fails to achieve market acceptance, we would not be able to generate significant revenue or achieve profitability.

BIOTECHNOLOGY BUSINESS HAS A SUBSTANTIAL RISK OF PRODUCT LIABILITY CLAIMS.  THE DEFENSE OF ANY PRODUCT LIABILITY CLAIM BROUGHT AGAINST US WILL DIVERT MANAGEMENT TIME AND REQUIRE SIGNIFICANT EXPENSE.  We could be exposed to significant potential product liability risks that are inherent in the development, manufacture, sales and marketing of drugs and related products.  Our insurance may not, however, provide adequate coverage against potential liabilities.  Furthermore, product liability insurance is becoming increasingly expensive.  As a result, we may be unable to maintain current amounts of insurance coverage or obtain additional or sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on us.  If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us.  Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to redirect significant financial and managerial resources to such defense, and adverse publicity is likely to result.

OUR PATENT PROTECTION MAY NOT BE SUFFICIENT TO PROTECT US.  Our current use patent for Naturlose as a treatment for Type 2 diabetes expires in 2012.  We are exploring the prospects of extending the life of the patent and developing a new patentable production process of Naturlose.  There is no assurance, however, that either effort will be successful.

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE MAY SUSTAIN LOSSES IN THE FUTURE.  We have incurred losses from continuing operations in prior years, including 2007 and 2006. Our net losses from continuing operations before taxes for the years ended December 31, 2007 and 2006 were $9.3 million and $3.1 million, respectively.  We expect to incur substantial losses in 2008 and thereafter until we find a purchaser/licensee.  We may not return to profitable operations.  See discussion on Liquidity and Capital Resources in Part II, Item 7.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING IF NEEDED.  In recent years, we have funded our operations through private placements of our common stock, through the exercise of warrants issued in connection with such private placement transactions and through the sale of the InfoSpherix subsidiary.  We believe that if the Company experiences significant delays with the Phase 3 clinical trial or encounters significant and unexpected costs that the Company will need to raise additional funding to continue to finance our product development operations.  We may not be able to obtain additional financing on acceptable terms, or at all.  Failure to obtain required financing may cause us to curtail or cease our operations.

WE MAY NOT BE SUCCESSFUL IN OUR NEWLY-FORMED HEALTH SCIENCES CONSULTING BUSINESS.  In August 2007, we launched a new Health Sciences consulting business when we hired Dr. Claire Kruger as our CEO.  Dr. Kruger is operating this business with a modest staff and is also directing our Phase 3 trial.  There can be no assurance that this venture will be successful.

WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND PERSONNEL.  As a small company, our success depends on the services of key employees in executive and other positions.  The loss of the services of one or more of such employees could have a material adverse effect on us.

WE FACE INTENSE COMPETITION BY COMPETITORS.  Our competitors in the biotechnology products business are numerous.  Many of our competitors have significantly greater financial, marketing and distribution resources than we do.  Our competitors may succeed in developing or marketing biotechnology products that are more effective than ours.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE PRICE OF SPHERIX’S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK.  Our common stock has traded as low as $1.03 and as high as $3.15 between January 1, 2007 and December 31, 2007. Some of the factors leading to this volatility include:

•                  relatively small amounts of our stock trading on any given day;

•                  fluctuations in our operating results;

•                  announcements of technological innovations or new products which we or our competitors make;

•                  developments with respect to patents or proprietary rights.

OUR COMMON STOCK WILL BE DELISTED FROM NASDAQ GLOBAL MARKET SYSTEM IF WE FAIL TO COMPLY WITH CONTINUED LISTING STANDARDS.  We were previously advised that we were in danger of our common stock being delisted from the NASDAQ Global Market due to our stockholders’ equity falling below the $10 million minimum requirement.  At December 31, 2007, the Company’s shareholder’s equity was $14.5 million.  Further, we are in danger of failing to meet the minimum $1 per share stock price requirement.  If at some point we are unable to meet the listing standards, we will attempt to list our common stock on the NASDAQ Capital Market, but we may not qualify for such listing.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.  As of December 31, 2007, our officers and directors and their affiliates owned approximately 18% of the outstanding shares of our common stock.  As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these stockholders could prevent or frustrate attempts to effect a transaction that is in the best interests of the other stockholders and could also discourage others from seeking to purchase our common stock, which might depress the price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Following the sale of InfoSpherix, the Company has relocated its corporate headquarters to a smaller facility in Bethesda, Maryland.  The Company signed a lease termination agreement on its 51,625 square foot Beltsville, Maryland facility on August 1, 2007, and on October 4, 2007, signed a lease for the 5,000 square foot Bethesda facility.  Management believes the new facility will be more suitable to housing the Company’s administrative and Health Sciences consulting services, while allowing adequate room for growth of the consulting services.

In 2004, the Company signed an agreement to lease 5,000 square feet of office, research lab and warehouse space for BioSpherix in Annapolis, Maryland.  The lease expires June 30, 2009.  The capacity of the Annapolis facility is adequate for the Company’s current needs.

Item 3.  LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 9 “Commitments and Contingencies” of the Notes to Financial Statements, included herein pursuant to Part II of this Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2007 to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded in the over-the-counter market and is quoted in the NASDAQ Global Market System under the symbol SPEX.  No cash dividends have been paid.

As of March 14, 2008, the number of shareholders of record of the Company’s common stock was approximately 833.  The following table states the high and low sales prices of the Company’s common stock for each quarter during the two year period ended December 31, 2007, based on the daily closing prices as reported on the NASDAQ Global Market System:

	High	Low
1st Quarter 2007	$2.46	$1.81
2nd Quarter 2007	$2.84	$2.15
3rd Quarter 2007	$2.43	$1.58
4th Quarter 2007	$1.88	$1.11

1st Quarter 2006	$3.55	$2.08
2nd Quarter 2006	$2.88	$1.52
3rd Quarter 2006	$1.55	$1.20
4th Quarter 2006	$2.44	$1.33

At December 31, 2007, the Company’s shareholders’ equity was $14.5 million.  No dividends were paid in 2007 or 2006.

The Company has a share repurchase program in place that initially authorized the purchase of up to $1,000,000 of the Company’s shares in the open market.  To date, only 34,750 shares aggregating $160,000 of the Company’s shares have been repurchased.  There was no repurchase activity during 2007 or 2006, and none is expected in 2008.

Equity Compensation Plan Information

The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2007, as well as rights to acquire shares of Company Common Stock granted to the independent members of the Board of Directors of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	202,800	$7.43	681,400
Equity compensation plans not approved by securities holders	Options(1): 14,000	$6.35	N/A
Total	216,800	$7.36	681,400

(1)    Consists of stock options issued to the Board of Directors prior to May 12, 2005.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Prior to August 15, 2007, the Company operated via two principal segments, InfoSpherix and BioSpherix.  BioSpherix develops proprietary products for commercial applications.  InfoSpherix provided contact center information and reservations services for government and industry.  On August 15, 2007, the Company sold InfoSpherix.  The sale allows Spherix to focus substantially all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose as a drug for Type 2 diabetes.  The historical operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations.

BioSpherix engages in product development, notably tagatose.  The Company’s current focus is on the non-food use of tagatose, which we will market under the name “Naturlose”.  Our principal efforts have been to explore whether Naturlose is an effective treatment for Type 2 diabetes.  In April 2007, the Company commenced a Phase 3 clinical trial under an FDA Investigational New Drug (IND) application process for this purpose.  As a result, the Company expects to incur substantial development costs in the next few years, without any substantial corresponding revenue.

In July 2007, the Company started a new business when it entered into the Health Sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.

Results of Operations—2007 Compared with 2006

Revenue and Direct Costs

The 2007 revenue and direct contract costs primarily relate to the new Health Sciences consulting business launched in July 2007.  We generally provide our services on either a fixed-price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience.  Our engagement agreements typically provide for monthly billing, require payment of our invoices within thirty (30) days of receipt, and permit clients to terminate engagements at any time.

Selling, General and Administrative

Selling, general and administrative expenses for continuing operations for the year ended 2007 increased $1.5 million over those of the same periods in 2006.  The increase between years is the result of a number of factors including increased accounting costs, legal fees, executive bonus and consulting costs, as well as certain costs such as insurance that were previously allocated over both entities before the August 15th sale of InfoSpherix, and that are now charged fully to Spherix.  Excluded from the above are costs directly related to the discontinued segment.

Research and Development

The Company’s R&D expenditures have significantly increased between years as a direct result of the Company’s Phase 3 clinical trial in the use of Naturlose for the treatment of Type 2 diabetes, which began in 2007.  The Phase 3 trial has been the primary focus of BioSpherix’s R&D activities for the year ended December 31, 2007.  The first participants began the Phase 3 clinical trial in April 2007.  More than 200 subjects, representing the demographic mix in the U.S., will receive oral doses of Naturlose to test its ability to treat Type 2 diabetes and an equal amount will receive a placebo.  A Phase 3 clinical trial, which gathers evidence regarding efficacy and safety, is needed to evaluate the overall benefit-risk relationship of new drugs proposed to the FDA.  The Company believes its chances for a successful outcome are enhanced by the widely demonstrated safety of the product.  Testing is scheduled to finish near the end of 2009 at the earliest.  If the trial is successful, it will likely take several months to compile the data and submit a new drug application (“NDA”) to the FDA.  The FDA will then likely take up to a year to respond to the NDA.  Accordingly, we do not expect FDA approval before the end of 2010 at the earliest.

A smaller trial, contracted with the University of Maryland School of Dentistry, to conduct a human clinical trial on the oral anti-plaque efficacy of Naturlose, was also undertaken earlier this year and completed in July.  Initial results of the University of Maryland trial indicated no statistical significance and the Company will not pursue further anti-plaque efficacy research.

Interest Income

The increase in interest income is a direct result of the proceeds from the sale of InfoSpherix, which increased the Company’s cash and cash equivalents balances.

Income tax

The Company’s net tax expense was $815,000 in 2007 and consisted of $3.4 million allocated to continuing operations as a tax benefit and $4.2 million charged to discontinued operations as a tax expense.  For 2006, the Company’s net tax expense was $105,000 and consisted of $2.4 million allocated to continuing operations as a tax benefit and $2.5 million charged to discontinued operations as a tax expense.

Discontinued Operations

On August 15, 2007, the Company completed the sale of InfoSpherix for $17 million ($15 million at closing and $2 million following a 15-month escrow period), pursuant to the Stock Purchase Agreement dated June 25, 2007.  The $15 million sale proceeds were included in the gain on sale of the discontinued segment at the time of closing in August 2007.  The $2 million escrow balance, less any conditional offsets, will be recorded as a gain on sale of the discontinued segment when and if realized in November 2008.  The InfoSpherix segment comprised the majority of the Company’s operations prior to the sale.  The sale will allow Spherix to focus substantially all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose.

In October 2006, the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of the National Recreation Reservation Service (NRRS) contract to a competitor of InfoSpherix.  This amount is reported as other income of the discontinued segment.

The results of operations of the discontinued InfoSpherix segment, including the costs to sell the segment, are as follows:

	2007	2006
Revenue	$15,371,000	$24,831,000

Direct cost and operating expense	(13,202,000)	(20,795,000)
Selling, general and administrative expense	(1,749,000)	(3,313,000)
Interest revenue	170,000	—
Interest expense	(21,000)	(26,000)
Other income	—	6,000,000
Gain on sale of segment	8,567,000	—
Income from discontinued operations before taxes	$9,136,000	$6,697,000

Sales Backlog

The Company’s backlog as of December 31, 2007, from the new Health Sciences consulting business was approximately $230,000.

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

New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  The Company recognized no adjustments related to the implementation FIN 48.  The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense.  At January 1, 2007 and December 31, 2007, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

In September 2006, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  We are required to adopt SFAS 157 effective January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities.  The effective date of these items has been deferred to fiscal years beginning after November 15, 2008.  We do not expect the adoption of SFAS 157 to have a material affect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective for our fiscal year beginning January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”).    SFAS 141R establishes principles and requirements in accounting for business combinations.   This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS 161 to have a material affect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

On June 25, 2007, as part of the sale of InfoSpherix, the Company closed its line-of-credit with the Bank.  Accordingly, we are operating our BioSpherix efforts solely from the net proceeds we received from the sale of InfoSpherix.  The newly launched Health Sciences business is not expected to generate any substantial positive cash flow in the next twelve (12) months.

Working capital as of December 31, 2007, was $14.9 million, which represents a $4.1 million increase from working capital at December 31, 2006.  The increase in working capital is directly related to the $15 million proceeds from the sale of InfoSpherix less the Company’s operating costs, which included approximately $5.9 million for the Company’s R&D activities.

Spherix expects to expend approximately $5 million over the next year in costs related to the Phase 3 clinical trial and other R&D activity.  The clinical trial is expected to be completed near the end of 2009 at the earliest.  The Company intends to finance the BioSpherix activities through proceeds from the sale of InfoSpherix.  While the Company completes its Phase 3 trial, it will be taking other steps to prepare for commercialization of Naturlose as a treatment for Type 2 diabetes on the assumption that the trials will be successful.  These steps include additional dose range testing, exploring manufacturing alternatives and seeking marketing assistance.  The Company’s goal remains to attempt to attract a pharmaceutical company to purchase or license the technology at the earliest practicable stage.

In the event the Company needs additional funds, it may seek other financing, including possible sale of additional shares of its common stock.

The Company is investigating growing its Health Sciences Consulting business by adding professional personnel and/or acquiring another consulting business.  Given the limited resources available to the Company, and the expected costs of the ongoing biotechnology efforts, the Company will likely explore debt financing for any such expansion efforts.

Cash flow for the year ended December 31, 2007, reflects a net cash inflow of $6.0 million, consisting of $8.6 million used in operating activities, $13.9 million provided by investing activities, and $655,000 provided by financing activities.  The increase in cash used by operating activities of the continuing operations in 2007 from that of the prior year is primarily related to the cost of the Phase 3 clinical trial.  The change in cash provided by investing activities is directly related to the proceeds from the sale of InfoSpherix.  Cash flows from financing activities in 2007 reflect proceeds from an a Standby Equity Distribution Agreement (SEDA) which has been terminated and is no longer available.

Continued progress on the clinical trial of Naturlose as a treatment of Type 2 diabetes and on the other initiatives described above is dependent upon many factors including, but not limited to, the Company having sufficient funds and resources.  The total cost of completing the Phase 3 trial is difficult to determine and can be affected by a number of factors, including successful restructuring of the oversight responsibilities and completion of the study in a timely manner.  Although it cannot be certain, the Company’s current funds on hand may be sufficient for it to complete the study and are believed to be sufficient to meet all of the Company’s short-term obligations; as a result, management does not at present intend to raise additional funds through the capital markets unless necessary.  The Company also believes that, if raising additional funds at some point becomes desirable, the ideal timing for this would be after the Company has obtained results from the dose range study or additional information from the market research.

Trends and Outlooks

•                  Costs of conducting the Phase 3 trial have substantially increased as we have obtained further direction from the FDA concerning the processes to be employed in the trial.  We have undertaken certain dose range, marketing and manufacturing studies/analyses to increase our chances of attracting a purchaser/licensee.  The Company expects to spend approximately $5 million in R&D costs over the next year.

•                  The Company is currently evaluating the performance of certain contractors performing our Phase 3 clinical trial.  We are attempting to minimize further delays in the Phase 3 trial and to further reduce the cost of the Phase 3 trial.

•                  On August 15, 2007, the Company closed on the sale of InfoSpherix for $17 million.  The Company received $15 million at closing and will receive $2 million following a 15-month escrow period, assuming no indemnification claims.

•                  In conjunction with the August 15, 2007 closing, noted above, Richard C. Levin, Chief Executive Officer, President and Chief Financial Officer resigned from the Company, and Claire L. Kruger was elected as the new Chief Executive Officer and Chief Operating Officer.

•                  With the addition of Claire L. Kruger to the Company, Spherix has launched a Health Sciences consulting business line to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.

•                  The Company has relocated its corporate headquarters to a smaller facility in Bethesda, Maryland.

•                  We will continue to search for a purchaser/licensee of Naturlose as a prospective Type 2 diabetes drug.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Spherix Incorporated

We have audited the accompanying consolidated balance sheets of Spherix Incorporated (a Delaware corporation) and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spherix Incorporated as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Baltimore, Maryland

April 3, 2008

Spherix Incorporated

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006

Revenue	$154,698	$6,935

Operating expense
Direct costs	54,292	—
Selling, general and administrative expense	3,872,041	2,326,235
Research and development expense	5,865,426	883,608

Total operating expense	9,791,759	3,209,843

Loss from operations	(9,637,061)	(3,202,908)

Interest income	378,055	160,803
Interest expense	(77)	(37,172)

Loss from continuing operations before taxes	(9,259,083)	(3,079,277)
Income tax benefit	3,408,015	2,379,273

Loss from continuing operations	(5,851,068)	(700,004)

Discontinued operations
Income from discontinued operations	9,136,047	6,697,208
Income tax expense	(4,223,353)	(2,484,323)
Income from discontinued operations	4,912,694	4,212,885

Net (loss) income	$(938,374)	$3,512,881

Net (loss) income per share, basic
Continuing operations	$(0.41)	$(0.05)
Discontinued operations	$0.35	$0.31
Net (loss) income per share, basic	$(0.07)	$0.26

Net (loss) income per share, diluted
Continuing operations	$(0.41)	$(0.05)
Discontinued operations	$0.35	$0.31
Net (loss) income per share, basic	$(0.07)	$0.26

Weighted average shares outstanding, basic	14,215,289	13,578,363
Weighted average shares outstanding, diluted	14,215,289	13,578,363

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Balance Sheets

As of December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$15,839,959	$9,863,771
Trade accounts receivable	38,581	—
Other receivables	167,229	479
Deferred tax asset	—	231,876
Prepaid expenses and other assets	372,242	366,147
Assets of segment held for sale, current	—	3,543,703
Total current assets	16,418,011	14,005,976

Property and equipment, net	55,088	217,143
Patents, net of accumulated amortization of $110,599 and $134,962	32,371	106,633
Deposit	35,625	—
Assets of segment held for sale, non-current	—	4,278,050
Total assets	$16,541,095	$18,607,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,046,537	$230,432
Accrued salaries and benefits	362,334	275,984
Income taxes payable	50,738	—
Deferred revenue	15,165	—
Liabilities of segment held for sale, current	—	2,633,977
Total current liabilities	1,474,774	3,140,393

Deferred compensation	609,000	495,000
Deferred rent	6,531	156,306
Liabilities of segment held for sale, non-current	—	265,506
Total liabilities	2,090,305	4,057,205

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 14,399,140 and 13,892,642 issued, 14,318,702 and 13,812,204 outstanding at December 31, 2007 and 2006, respectively	71,996	69,463
Paid-in capital in excess of par value	27,508,418	26,672,384
Treasury stock, 80,438 shares, at cost at December 31, 2007 and 2006, respectively	(464,786)	(464,786)
Accumulated deficit	(12,664,838)	(11,726,464)
Total stockholders’ equity	14,450,790	14,550,597
Total liabilities and stockholders’ equity	$16,541,095	$18,607,802

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2007 and 2006

	Common Stock		Paid-in	Treasury Stock		Retained Earnings
	Shares	Amount	Capital in Excess of Par	Shares	Amount	(Accumulated Deficit)	Stockholders’ Equity
Balance, December 31, 2005	12,448,456	$62,242	$23,521,109	80,438	$(464,786)	$(15,239,345)	$7,879,220

Issuance of common stock
Sale of common stock in private placement, net	819,453	4,097	1,874,398	—	—	—	1,878,495
Exercise of stock warrants	585,973	2,930	1,192,455	—	—	—	1,195,385
Stock-based compensation	38,760	194	84,422	—	—	—	84,616
Net income	—	—	—	—	—	3,512,881	3,512,881

Balance, December 31, 2006	13,892,642	69,463	26,672,384	80,438	(464,786)	(11,726,464)	14,550,597

Issuance of common stock
Sale of common stock in private placement, net	442,358	2,212	755,288	—	—	—	757,500
Stock-based compensation	64,140	321	80,746	—	—	—	81,067
Net loss	—	—	—	—	—	(938,374)	(938,374)

Balance, December 31, 2007	14,399,140	$71,996	$27,508,418	80,438	$(464,786)	$(12,664,838)	$14,450,790

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net (loss) income	$(938,374)	$3,512,881
Adjustments to reconcile net (loss) income to net cash (used) provided by in operating activities:
Income from discontinued operations	(4,912,694)	(4,212,885)
Income tax benefit	(3,408,015)	(2,379,273)
Depreciation and amortization	210,417	128,231
Patent write-off	51,158	—
Stock-based compensation	81,067	84,616
Changes in assets and liabilities:
Receivables	(205,331)	(308)
Prepaid expenses and other assets	(41,720)	(99,214)
Accounts payable and accrued expenses	924,221	144,747
Deferred rent	(149,775)	(39,953)
Deferred compensation	114,000	(16,325)
Deferred revenue	15,165	—
Net cash used in activities of continuing operations	(8,259,881)	(2,877,483)
Net cash (used in) provided by activities of discontinued operations	(368,733)	8,986,154
Net cash (used in) provided by operating activities	(8,628,614)	6,108,671

Cash flows from investing activities
Proceeds from the sale of subsidiary	15,291,000	—
Purchase of property and equipment	(25,258)	(3,465)
Proceeds from maturity of certificate of deposit	—	2,000,000
Net cash provided by investing activities of continuing operations	15,265,742	1,996,535
Net cash used in investing activities of discontinued operations	(1,316,588)	(1,410,316)
Net cash provided by investing activities	13,949,154	586,219

Cash flows from financing activities
Net change on bank line of credit	—	(1,449,318)
Net change in book overdraft	28,972	(43,753)
Proceeds from issuance of common stock, net	757,500	3,091,584
Cost of issuance of common stock	—	(17,704)
Net cash provided by financial activities of continuing operations	786,472	1,580,809
Net cash used in financing activities of discontinued operations	(130,824)	(541,144)
Net cash provided by financing activities	655,648	1,039,665

Net increase in cash and cash equivalents	5,976,188	7,734,555
Cash and cash equivalents, beginning of year	9,863,771	2,129,216

Cash and cash equivalents, end of year	$15,839,959	$9,863,771

Supplemental cash flow information
Interest paid	$77	$37,172

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

BioSpherix engages in product development, notably tagatose.  The Company’s current focus is on the non-food use of tagatose, which we plan to market under the name “Naturlose”.  Our principal efforts have been to explore whether Naturlose is an effective treatment for Type 2 diabetes.  In April 2007, the Company commenced a Phase 3 trial for this purpose.

In July 2007, the Company entered into the Health Sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.

Basis of Presentation

The consolidated financial statements have historically included the accounts of both Spherix Incorporated and InfoSpherix Incorporated (collectively, the “Company”).  All intercompany balances and transactions have been eliminated.

On August 15, 2007, the Company sold InfoSpherix.  Accordingly, the operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations in the Consolidated Statement of Operations, and the assets and liabilities of the discontinued segment held for sale are separately identified in the Company’s Consolidated Balance Sheet.  The activities of the “BioSpherix” Division continue to operate through Spherix Incorporated.  In July 2007, Spherix entered into the Health Sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2007, the Company had approximately $15.8 million invested in funds with a maturity of three months or less, which are included as cash and cash equivalents.  The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.  At December 31, 2007, the Company’s cash and cash equivalent in excess of the FDIC limits was $15.7 million.

Spherix Incorporated

Notes to Financial Statements

Concentrations

During 2007, revenue from four Health Sciences clients accounted for 86% of the Company’s total revenue.

Property and Equipment and Depreciation

Property and equipment are stated at cost and consist of office furniture and equipment, computer hardware and software, and leasehold improvements.  The Company computes depreciation and amortization under the straight-line method and typically over the following estimated useful lives of the related assets:

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

Revenue Recognition

Revenue is recognized when services have been rendered and collectability is reasonably assured.  On time and expense contracts revenue is recognized at contractually agreed-upon rates based upon direct labor hours expended and other direct costs incurred.  Revenue for fixed-price contracts is recognized as deliverables or milestones are completed.  Losses, if any, on contracts are recorded during the period when first determined.

Direct Costs

The Company’s direct costs consist primarily of labor costs.

Selling, General and Administrative Expense

                The Company’s selling, general and administrative expenses consist primarily of executive management salaries and fringe benefits, sales and marketing costs, finance and accounting, human resources, as well as general corporate costs and costs related to being a public company.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established based upon periodic assessments made by management to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the current tax provision for the period and the change during the period in deferred tax assets and liabilities.

The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense.  At January 1, 2007 and December 31, 2007, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

Spherix Incorporated

Notes to Financial Statements

Discontinued operations

On August 15, 2007, the Company completed the sale of InfoSpherix for $17 million ($15 million at closing and $2 million following a 15-month escrow period), pursuant to the Stock Purchase Agreement dated June 25, 2007.  The $15 million sale proceeds were included in the gain on sale of the discontinued segment at the time of closing in August 2007.  The $2 million escrow balance, less any conditional offsets, will be recorded as a gain on sale of the discontinued segment when and if realized in November 2008.  The InfoSpherix segment comprised the majority of the Company’s operations prior to the sale.  The sale will allow Spherix to focus substantially all of its efforts on the BioSpherix Division’s biotechnology products, with the principal focus on the commercialization of Naturlose.

In October 2006, the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of the National Recreation Reservation Service (NRRS) contract to a competitor of InfoSpherix.  This amount is reported as other income of the discontinued segment.

The results of operations of the discontinued InfoSpherix segment, including the costs to sell the segment, are as follows:

	2007	2006
Revenue	$15,371,000	$24,831,000

Direct cost and operating expense	(13,202,000)	(20,795,000)
Selling, general and administrative expense	(1,749,000)	(3,313,000)
Interest revenue	170,000	—
Interest expense	(21,000)	(26,000)
Other income	—	6,000,000
Gain on sale of segment	8,567,000	—
Income from discontinued operations before taxes	$9,136,000	$6,697,000

Fair Value Information

The estimated fair value of the Company’s financial instruments, which include cash, receivables, and accounts payable reported in the Consolidated Balance Sheet, approximate their carrying value given their short maturities.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (FAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the consolidated statement of operations.  The Company uses a Black-Scholes option pricing model and upon adoption there were no unvested options outstanding.  For each of the years ended December 31, 2007 and 2006, the Company recognized $24,000 in stock based compensation expense relating to 59,000 stock options awarded in February 2006.  The effect of adopting FAS 123R increased the loss from operations, the loss from continuing operations before taxes, the loss from continuing operations, and the net loss by $24,000 for each of the years ended December 31, 2007 and 2006, respectively, and had no effect on basic and diluted loss per share, net cash flow from operations or net cash flow from financing activities for 2007 and 2006.

Net income (Loss) Per Share

Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding with an assumed increase in common shares outstanding for common stock equivalents.  At December 31, 2007, the Company had outstanding 216,800 options, none of which were assumed likely to be exercised because the fair market price is below the exercise

Spherix Incorporated

Notes to Financial Statements

price.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.

New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  The Company recognized no adjustments related to the implementation FIN 48.  The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense.  At January 1, 2007 and December 31, 2007, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.  See Note 8 “Income Taxes”.

In September 2006, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  We are required to adopt SFAS 157 effective January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities.  The effective date of these items has been deferred to fiscal years beginning after November 15, 2008.  We do not expect the adoption of SFAS 157 to have a material affect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective for our fiscal year beginning January 1, 2008.  We do not expect the adoption of SFAS 159 to have a material affect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”).    SFAS 141R establishes principles and requirements in accounting for business combinations.   This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material affect on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS 161 to have a material affect on our financial position, results of operations or cash flows.

2.                                      Allowance for Doubtful Accounts

Management regularly reviews accounts receivables for uncollectible and potentially uncollectible accounts, and when necessary establishes an allowance for doubtful accounts.  An allowance for doubtful accounts from continuing operations was not deemed necessary at December 31, 2007 and 2006.

3.                                      Property and Equipment

The components of property and equipment as of December 31, at cost are:

	2007	2006
Computers	$12,000	$3,000
Office furniture and equipment	94,000	84,000
Leasehold improvements	549,000	545,000
Total cost	654,000	632,000
Accumulated depreciation and amortization	(599,000)	(415,000)
Property and equipment, net	$55,000	$217,000

Spherix Incorporated

Notes to Financial Statements

The Company’s depreciation expense for the years ended December 31, 2007 and 2006 was $187,000 and $100,000, respectively.

4.                                      Intangible Assets

The Company’s amortization expense for the years ended December 31, 2007 and 2006 was $23,000 and $28,000, respectively.  The Company’s future amortization over the next five years based on its intangible assets at December 31, 2007 are as follows:

Year	Amortization Expense
2008	$8,000
2009	$5,000
2010	$5,000
2011	$5,000
2012	$1,000

5.                                      Line of Credit

On June 25, 2007, as part of the Stock Purchase Agreement to sell InfoSpherix, the Company agreed to terminate the InfoSpherix line-of-credit with Bank of America (“the Bank”).  Accordingly, the Company has closed the line-of-credit with the Bank.

6.                                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2007	2006

Accounts payable	$232,000	$131,000
Accrued expenses	780,000	93,000
Book overdraft	35,000	6,000
	$1,047,000	$230,000

7.                                      Stockholders’ Equity

Private Placements

During 2007 and 2006, the Company sold 442,358 and 819,453 shares of common stock for an additional $758,000 and $1.9 million in proceeds under the July 22, 2005, Standby Equity Distribution Agreement (“SEDA”).  The SEDA ended on October 12, 2007.

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

Restricted Stock

In August 2007, the Company granted 30,000 and 15,000 shares in restricted stock as part of the employment agreements for the Company’s Chief Executive Officer and President.  The fair value of the stock was $55,800 and $30,000, which will be recognized as compensation expense over the respective vesting periods of two and one years.  During the same month the Company also issued to its independent board of directors 19,140 shares of restricted stock

Spherix Incorporated

Notes to Financial Statements

with a fair value of $40,000, which was recognized as compensation expense in August 2007.  The fair value of the above stock awards was based on the closing market price on the date of grant.

Stock Option Plan

The Company has an Employees’ Stock Option Plan (the “Plan”) which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers and Directors and other key employees to purchase up to 1,000,000 shares of common stock in amounts determined by the Compensation Committee of the Board of Directors through December 31, 2007.  During 2006, 59,000 non-qualified stock options were granted under the Plan, none in 2007.  At December 31, 2007, 681,400 options were available for grant under the Plan.

Activity for the two years ended December 31, 2007, for all option grants is shown below:

	2007 Shares	2007 Weighted Average Exercise Price	2006 Shares	2006 Weighted Average Exercise Price
Outstanding at beginning of year	501,100	$7.11	507,200	$7.73
Granted	—	$—	59,000	$2.20
Exercised	—	$—	—	$—
Expired or forfeited	(284,300)	$6.91	(65,100)	$7.51
Outstanding at end of year	216,800	$7.36	501,100	$7.11

Options exercisable at end of year	214,550		467,100
Weighted-average fair value of options granted during the year	$—		$1.88

Price range of options
Outstanding	$2.20-$8.67		$2.20-$10.51
Exercised	$—		$—
Expired or forfeited	$2.20-$10.51		$4.99-$10.51

The following table summarizes information with respect to stock options outstanding at December 31, 2007:

Range of Exercise Price	Number of Options Outstanding at 12/31/07	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$2.20-$4.99	40,500	$2.57	2.8
$6.35-$7.84	16,300	$6.35	0.9
$8.09-$10.51	160,000	$8.67	0.9
	216,800

Spherix Incorporated

Notes to Financial Statements

The following table summarizes information with respect to stock options exercisable at December 31, 2007:

Year of Option Expiration	Number of Options	Weighted Average Exercise Price	Price Range
2008	176,300	$8.46	$6.35-$8.67
2010	12,500	$3.41	$3.41
2011	25,750	$2.20	$2.20
All Years	214,550

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with SFAS 123R for stock options granted in 2006.  No stock options were granted in 2007.

2006
Risk-free interest rate	4.59%
Expected life (years)	4
Volatility	140.9%
Dividend yield	0%

8.                                      Income Taxes

Income tax from continuing operations for 2007 and 2006 was as follows:

	2007	2006
U.S. Federal income tax benefit	$3,434,000	$2,357,000
State and local income tax (expense) benefit	(26,000)	22,000
Total income tax benefit	$3,408,000	$2,379,000

	2007	2006
Current income tax benefit	$3,437,000	$912,000
Deferred income tax (expense) benefit	(29,000)	1,467,000
Total income tax benefit	$3,408,000	$2,379,000

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Property and equipment	$140,000	$88,000
Deferred rent	2,000	60,000
Accrued vacation	4,000	28,000
Tax credit	90,000	90,000
Deferred compensation	260,000	211,000
Net operating loss carryforward	5,908,000	5,632,000
Accrued bonus	45,000	—
Stock based compensation	42,000	57,000
Other	(1,000)	(4,000)
	6,490,000	6,162,000
Valuation allowance	(6,490,000)	(5,930,000)
Deferred tax asset	$—	$232,000

The Company has $14.0 million in federal net operating loss carryforwards and $24.7 million in state net operating loss carryforwards that will be available to offset regular taxable income during the carryforward period,

Spherix Incorporated

Notes to Financial Statements

which will expire from 2019 through 2025.  Based on the Company’s historical losses and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.  At December 31, 2007, approximately $436,000 of the valuation allowance, related to benefits from stock compensation, will be credited to “paid in capital” when recognized in future periods.

Reconciliation between actual tax expenses and taxes computed at the statutory Federal rate of 34 percent for 2007 and 2006 are as follows:

	2007	2006
U.S. Federal income tax benefit at the statutory rate of 34%	$3,148,000	$1,047,000
Effect of permanent differences	370,000	(4,000)
State income taxes benefit (expense), net of federal tax benefit	434,000	136,000
Other	16,000	(160,000)
Change in valuation allowance	(560,000)	1,360,000
Income tax benefit (provision)	$3,408,000	$2,379,000

Tax Uncertainties

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS”).  The interpretation prescribes recognition and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  The Company recognized no adjustments related to the implementation FIN 48.  At January 1, 2007 and December 31, 2007, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense.

The Company is subject to U.S. federal income tax and state and local income tax in multiple jurisdictions.  The statute of limitations for the consolidated U.S. federal income tax return is closed for all tax years up to and including 2003.   Currently, no federal or state and local income tax returns are under examination by the respective taxing authorities.

9.                                      Commitments and Contingencies

Government Contracts

Following the sale of InfoSpherix, the Company is no longer engaged in the performance of government contracts.

Leases

Related to the sale of InfoSpherix, Spherix signed a lease termination agreement for the Beltsville office and subsequently signed a lease agreement for office space in Bethesda, Maryland.  A termination expense of $475,000 less $105,000 from the elimination of deferred rent was recorded as a cost of discontinued operations.  The Company also adjusted the estimated useful life on leasehold improvements to reflect the shorter lease period.

The Company has commitments under operating leases through 2013 relating to its administrative offices in Bethesda, Maryland and its research lab and administrative office in Annapolis, Maryland.

Future minimum rentals as of December 31, 2007, under non-cancelable leases are as follows:

Spherix Incorporated

Notes to Financial Statements

Year Ending December 31,	Operating Leases

2008	$198,000
2009	192,000
2010	150,000
2011	155,000
2012	159,000
Thereafter	40,000
$894,000

Some of the Company’s building leases contain step rent provisions, capital improvement funding, or other tenant allowances.  Minimum rental payments including allowances on such leases is recognized on a straight-line basis over the term of the leases.  The Company incurred net operating lease rental expenses of approximately $455,000 and $443,000 for the years 2007 and 2006, respectively.

Related Party Transactions

Employment, Deferred Compensation, and Consulting Agreements for Principal Stockholders

Dr. Gilbert V. Levin, Company founder and former CEO, has served under an Employment Agreement since March 3, 1969.  This Agreement was amended and restated in 2004, and continued through December 31, 2004.  On February 17, 1993, the Company entered into agreements with Dr. Levin and Mrs. M. Karen Levin to provide adequate retirement benefits and to protect the Company’s stock from a precipitous sale to pay estate taxes upon their deaths.  These agreements provided that, upon retirement, under a Supplemental Executive Retirement Plan (SERP), these individuals would receive deferred compensation equal to 70% and 60%, respectively, of their average annual total compensation less the assumed returns from investment of their funded pension plans, and less their social security payments.  On March 23, 2004, after lengthy consideration and consultation, the Board and the Levins approved new deferred compensation agreements.  At March 23, 2004, the deferred compensation plan for Dr. Levin was unfunded and the Company had no liability under the plan.  In the March 23, 2004 agreement, Dr. Levin voluntarily forgave the Company of its obligations under his SERP agreement.  The Company also has agreed to provide Dr. Levin with lifetime payments of $12,500 each quarter and to fund long-term lifetime healthcare and health insurance policies following his full retirement from the Company.  In 2004, Dr. and Mrs. Levin voluntarily forgave the Company its obligation to retain key man life insurance on them and to buy back stock from the last to survive.  On November 29, 2005, the Board and Mrs. Levin approved a new agreement concerning her retirement benefits in connection with her January 4, 2006 retirement from the Company.  At November 29, 2005, the deferred compensation plan for Mrs. Levin was unfunded and the Company had no liability under the plan as actuarially determined.  In the November 29, 2005 agreement, Mrs. Levin voluntarily forgave the Company its obligations under her SERP agreement.  The Company also has agreed to provide Mrs. Levin lifetime payments of $12,500 each quarter and to fund long-term lifetime healthcare and health insurance policies following her January 4, 2006, retirement from the Company.  At December 31, 2007, the Company’s liability for both Dr. Levin and Mrs. Levin was estimated to be $410,000 for the lifetime payments and $200,000 for funding the long-term lifetime healthcare and health insurance policies based on actuarially determined amounts.  The non-current portion of these amounts is reported on the accompanying balance sheet as deferred compensation.

Upon completion of their employment, the officer-stockholders agree to serve as consultants to the Company on an as-needed basis, at a specified daily rate.

Other

In October 2006, the Company agreed to a $6 million settlement to end its longstanding legal dispute with the U.S. Department of Agriculture over the government’s award of the National Recreation Reservation Service contract to a competitor. The $6 million received from the settlement is recorded as other income in discontinued operations for 2006.

Spherix Incorporated

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

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant’s contribution or 2½% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $110,000 and $122,000 in 2007 and 2006, respectively.

11.                               Information by Business Segment

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  Following the sale of the InfoSpherix subsidiary on August 15, 2007, the Company operated via two principal segments, BioSpherix and Health Sciences.  BioSpherix develops proprietary products for commercial applications.  Health Sciences consulting business provides technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.

Financial information by business segment for the years ended December 31, 2007 and 2006 is summarized below:

		Year Ended December 31,
		2007	2006
Revenues	Health Sciences	$144,000	$—
	BioSpherix	11,000	7,000
	Total revenues	$155,000	$7,000

Operating Income (Loss) and Loss Before Income Taxes	Health Sciences	$34,000	$—
	BioSpherix	(5,898,000)	(877,000)
	Total operating loss	(5,864,000)	(877,000)
	General and administration	(3,773,000)	(2,326,000)
	Interest income	378,000	161,000
	Interest expense	—	(37,000)
	Loss from operations before income taxes	$(9,259,000)	$(3,079,000)

Identifiable Assets	Health Sciences	$85,000	$—
	BioSpherix	89,000	168,000
	General corporate assets	16,367,000	16,640,000
	Total assets	$16,541,000	$16,808,000

Capital Expenditures	Health Sciences	$—	$—
	BioSpherix	10,000	—
	General corporate assets	15,000	3,000
	Total capital expenditures	$25,000	$3,000

Depreciation and Amortization	Health Sciences	$—	$—
	BioSpherix	19,000	27,000
	General corporate assets	191,000	149,000
	Total depreciation and amortization	$210,000	$176,000

Spherix Incorporated

Notes to Financial Statements

Operating income (loss) from continuing operations consists of revenue less operating expenses.  In computing operating profit, interest expense and income taxes were not considered.  Operating income for Health Sciences was 24% of Health Sciences revenue for 2007.

BioSpherix is concentrating all of its efforts on the Phase 3 clinical trial of its most promising product, “Tagatose” (also known as “Naturlose”) as a treatment of Type 2 diabetes in humans.  This product is in the development stage and will require substantial additional investment to bring to market.

Identifiable assets by business segment are those assets used in the Company’s operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs.  Corporate assets are principally cash and certain other assets not related to a particular segment’s operations.

Spherix Incorporated

Notes to Financial Statements

12.                               Selected Quarterly Financial Information, unaudited

The tables below set forth unaudited financial information for each quarter of the last two years.

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
		(Restated)	(Restated)
Revenue	$250	$3,769	$58,500	$92,179

Operating expense
Direct costs	—	—	13,400	40,892
Selling, general and administrative expense	677,218	959,854	1,173,271	1,061,698
Research and development expense	1,399,603	985,937	2,091,738	1,388,148

Total operating expense	2,076,821	1,945,791	3,278,409	2,490,738

Loss from operations	(2,076,571)	(1,942,022)	(3,219,909)	(2,398,559)

Interest income	36,593	21,131	117,921	202,410
Interest expense	—	(29)	(48)	—

Loss from continuing operations before taxes	(2,039,978)	(1,920,920)	(3,102,036)	(2,196,149)
Income tax benefit	—	(21,043)	3,429,058	—

Income (loss) from continuing operations	(2,039,978)	(1,941,963)	327,022	(2,196,149)

Discontinued operations
(Loss) income from discontinued operations	(238,043)	240,261	9,133,829	—
Income tax expense	(12,500)	(43,957)	(4,166,896)	—
(Loss) income from discontinued operations	(250,543)	196,304	4,966,933	—

Net (loss) income	$(2,290,521)	$(1,745,659)	$5,293,955	$(2,196,149)

Net (loss) income per share, basic
Continuing operations	$(0.15)	$(0.14)	$0.02	$(0.15)
Discontinued operations	$(0.02)	$0.01	$0.35	$—
Net (loss) income per share, basic	$(0.16)	$(0.12)	$0.37	$(0.15)

Net (loss) income per share, diluted
Continuing operations	$(0.15)	$(0.14)	$0.02	$(0.15)
Discontinued operations	$(0.02)	$0.01	$0.35	$—
Net (loss) income per share, basic	$(0.16)	$(0.12)	$0.37	$(0.15)

Weighted average shares outstanding, basic	13,996,759	14,254,562	14,291,132	14,318,702
Weighted average shares outstanding, diluted	13,996,759	14,254,562	14,291,132	14,318,702

Spherix Incorporated

Notes to Financial Statements

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
		(Restated)	(Restated)
Revenue	$2,735	$—	$—	$4,200

Operating expense
Direct costs	—	—	—	—
Selling, general and administrative expense	568,482	574,174	568,651	614,928
Research and development expense	104,751	176,988	440,915	160,954

Total operating expense	673,233	751,162	1,009,566	775,882

Loss from operations	(670,498)	(751,162)	(1,009,566)	(771,682)

Interest income	34,246	53,293	30,335	42,929
Interest expense	(33,438)	(1,592)	(1,453)	(689)

Loss from continuing operations before taxes	(669,690)	(699,461)	(980,684)	(729,442)
Income tax benefit	55,515	351,192	366,985	1,605,581

(Loss) income from continuing operations	(614,175)	(348,269)	(613,699)	876,139

Discontinued operations
Income from discontinued operations	136,661	958,062	986,144	4,616,341
Income tax expense	(55,515)	(371,192)	(381,985)	(1,675,631)
Income from discontinued operations	81,146	586,870	604,159	2,940,710

Net (loss) income	$(533,029)	$238,601	$(9,540)	$3,816,849

	—	(20,000)	(15,000)	(70,050)
Net (loss) income per share, basic
Continuing operations	$(0.05)	$(0.03)	$(0.04)	$0.06
Discontinued operations	$0.01	$0.04	$0.04	$0.21
Net (loss) income per share, basic	$(0.04)	$0.02	$(0.00)	$0.28

Net (loss) income per share, diluted
Continuing operations	$(0.05)	$(0.03)	$(0.04)	$0.06
Discontinued operations	$0.01	$0.04	$0.04	$0.21
Net (loss) income per share, basic	$(0.04)	$0.02	$(0.00)	$0.28

Weighted average shares outstanding, basic	12,982,950	13,724,642	13,789,379	13,812,204
Weighted average shares outstanding, diluted	12,982,950	13,726,756	13,789,379	13,812,204

The Company has restated certain tax amounts between continuing and discontinued operations in accordance with the tax allocation guidance contained in Statement of Financial Accounting Standards no. 109 “Accounting for Income Taxes.”  For 2007 and 2006, an income tax benefit of $3.4 million and $2.4 million has been allocated to continuing operations with an off-setting amount charged to income tax expense on discontinued operations.  Amounts relate to net operating losses of the discontinued operations, which will be utilized by continuing operations.  This

Spherix Incorporated

Notes to Financial Statements

restatement had no effect on the Company’s total income tax or net income as previously reported in its June 30, 2007 and September 30, 2007 reports on Form 10-Q.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES

Inherent Limitations on the Effectiveness of Controls

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act.  Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Spherix Incorporated

Notes to Financial Statements

Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the fourth quarter of 2007, which was not so disclosed.

Spherix Incorporated

PART III

Item 10 through 14.

Information required by Part III (Items 10 through 14) of this Form 10-K is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

            (a)   Exhibits

(3)	Certificate of Incorporation and Bylaws of the Company (incorporated by reference to the Company’s Annual Proxy Statement for meeting held on May 15, 1992, as filed with the Commission)
(3.1)	Articles of Amendment of the Company (incorporated by reference to the Company’s Proxy Statement for its May 1996, May 2000, and May 2001 annual meetings, as filed with the Commission)
(10.1)	Summary of Annual Compensation of Members of the Board of Directors of Spherix Incorporated (incorporated by reference to Form 8-K dated February 29, 2008)
(10.2)	Restated Consulting Agreement dated as of March 23, 2004, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-K filed March 30, 2004)
(10.3)	Restated Consulting Agreement dated as of November 29, 2005, by and between M. Karen Levin and the Company (incorporated by reference to Form 8-K filed December 1, 2005)
(10.4)	Amended and Restated Employment Agreement dated as of March 23, 2004, by and between Gilbert V. Levin and the Company (incorporated by reference to Form 10-K filed March 30, 2004)
(10.5)	Stock Purchase Warrant dated as of February 24, 2000 (incorporated by reference to Form 8-K filed March 3, 2000)
(10.6)	Agreement and License between the Company and MD Foods Ingredients Amba (incorporated by reference to Form 8-K filed October 22, 1996 and Form 10-KSB filed March 31, 1997)
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

(10.12)	G.V. Levin Exit Agreement Resolution approved by the Board of Directors on March 23, 2004 (incorporated by reference to Form 10-K filed March 30, 2004)
(10.13)	Exit Agreement dated November 29, 2005, by and between M. Karen Levin and the Company (incorporated by reference to Form 8-K filed December 1, 2005)
(10.14)	Employment Agreement dated as of August 15, 2007, by and between Claire L. Kruger and the Company (incorporated by reference to Form 10-Q dated September 30, 2008)
(10.15)	Employment Agreement dated as of August 16, 2007, by and between Robert A. Lodder and the Company (incorporated by reference to Form 10-Q dated September 30, 2008)
(10.16)	Employment Agreement dated as of August 16, 2007, by and between Robert L. Clayton and the Company (incorporated by reference to Form 10-Q dated September 30, 2008)
(10.17)	Lease termination agreement dated August 1, 2007, between Indian Creek Investors, LLC and the Company (incorporated by reference to Form 10-Q dated September 30, 2008)

(10.18)	Lease agreement dated October 4, 2007, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 10-Q dated September 30, 2008)
(10.19)

Stock Purchase Agreement by and among the Company, InfoSpherix and Active dated as of June 25, 2007 (incorporated by reference from the Company’s Schedule 14A as filed with the Securities and Exchange Commission on July 16, 2007)

(10.20)	Amended And Restated By-Laws of Spherix Incorporated (incorporated by reference to Form 8-K dated November 15, 2007)
(23)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	April 3, 2008	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	April 3, 2008	By:	/s/ Robert L. Clayton
Robert L. Clayton
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown	Director	April 3, 2008
Douglas T. Brown

/s/ Robert L. Clayton	CFO and Treasurer	April 3, 2008
Robert L. Clayton

/s/ A. Paul Cox, Jr.	Chairman of the Board	April 3, 2008
A. Paul Cox, Jr.

/s/ Claire L. Kruger	Chief Executive Officer	April 3, 2008
Claire L. Kruger	and Chief Operating Officer

/s/ Gilbert V. Levin	Director; Director of Science	April 3, 2008
Gilbert V. Levin	and Technology

/s/ Robert A. Lodder, Jr.	Director and President	April 3, 2008
Robert A. Lodder, Jr.

/s/ Aris Melissaratos	Director	April 3, 2008
Aris Melissaratos

/s/ Robert J. Vander Zanden	Director	April 3, 2008
Robert J. Vander Zanden