Form 10-Q
period 2008-03-31
SPHERIX INC
filed 2008-05-15
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   0-5576

SPHERIX INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6430 Rockledge Drive, Westmoreland Bldg. #503, Bethesda, MD 20817

(Address of principal executive offices)

301-897-2540

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2008
Common Stock, $0.005 par value	14,318,702

Spherix Incorporated

Form 10-Q

For the Quarter Ended March 31, 2008

Spherix Incorporated

Part I.  Financial Information

Item 1.    Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue	$142,908	$250

Operating expense
Direct contract and operating costs	61,594	—
Selling, general and administrative expense	1,100,915	677,218
Research and development expense	1,031,208	1,399,603
Total operating expense	2,193,717	2,076,821

Loss from operations	(2,050,809)	(2,076,571)
Interest income	136,575	36,593
Loss before taxes	(1,914,234)	(2,039,978)

Income tax expense	—	—

Loss from continuing operations	(1,914,234)	(2,039,978)

Discontinued operations
Loss from discontinued operations	—	(238,043)
Income tax expense	—	(12,500)

Loss from discontinued operations	—	(250,543)

Net loss	$(1,914,234)	$(2,290,521)

Net loss per share, basic
Continuing operations	$(0.13)	$(0.15)
Discontinued operations	$—	$(0.02)
Net loss per share, basic	$(0.13)	$(0.16)

Net loss per share, diluted
Continuing operations	$(0.13)	$(0.15)
Discontinued operations	$—	$(0.02)
Net loss per share, diluted	$(0.13)	$(0.16)

Weighted average shares outstanding, basic	14,318,702	13,996,759
Weighted average shares outstanding, diluted	14,318,702	13,996,759

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,372,689	$15,839,959
Short-term investments	4,496,108	—
Trade accounts receivable	157,706	38,581
Other receivables	133,202	167,229
Prepaid expenses and other assets	315,361	372,242
Total current assets	14,475,066	16,418,011

Property and equipment, net	61,662	55,088
Patents, net of accumulated amortization of $114,539 and $110,599	28,430	32,371
Deposit	35,625	35,625
Total assets	$14,600,783	$16,541,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,086,293	$1,046,537
Accrued salaries and benefits	269,992	362,334
Income taxes payable	50,738	50,738
Deferred revenue	5,871	15,165
Total current liabilities	1,412,894	1,474,774

Deferred compensation	630,000	609,000
Deferred rent	5,893	6,531
Total liabilities	2,048,787	2,090,305

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 14,399,140 issued, and 14,318,702 shares outstanding at March 31, 2008 and December 31, 2007	71,996	71,996
Paid-in capital in excess of par value	27,523,858	27,508,418
Treasury stock, 80,438 shares, at cost at March 31, 2008 and December 31, 2007	(464,786)	(464,786)
Accumulated deficit	(14,579,072)	(12,664,838)
Total stockholders’ equity	12,551,996	14,450,790
Total liabilities and stockholders’ equity	$14,600,783	$16,541,095

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(1,914,234)	$(2,290,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	250,543
Depreciation and amortization	12,713	41,583
Stock-based compensation	15,440	6,933
Changes in assets and liabilities:
Trade accounts receivable	(119,125)	(250)
Other receivables	34,027	(4,897)
Prepaid expenses and other assets	56,881	(98,344)
Accounts payable and accrued expenses	(76,301)	(183,531)
Deferred rent	(638)	(12,468)
Deferred compensation	21,000	1,426
Deferred revenue	(9,294)	—
Net cash used in activities of continuing operations	(1,979,531)	(2,289,526)
Net cash provided by activities of discontinued operations	—	138,084
Net cash used in operating activities	(1,979,531)	(2,151,442)

Cash flows from investing activities
Purchase of short-term investments	(4,496,108)	—
Purchases of property and equipment	(15,346)	(2,709)
Net cash used in investing activities of continuing operations	(4,511,454)	(2,709)
Net cash used in investing activities of discontinued operations	—	(549,331)
Net cash used in investing activities	(4,511,454)	(552,040)

Cash flows from financing activities
Net change in book overdraft	23,715	(3,598)
Proceeds from issuance of common stock	—	757,500
Net cash provided by financing activities of continuing operations	23,715	753,902
Net cash provided by financing activities of discontinued operations	—	270,182
Net cash provided by financing activities	23,715	1,024,084

Net decrease in cash and cash equivalents	(6,467,270)	(1,679,398)
Cash and cash equivalents, beginning of period	15,839,959	9,863,771

Cash and cash equivalents, end of period	$9,372,689	$8,184,373

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Consolidated Financial Statements

(Unaudited)

1.                          Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three-month periods ended March 31, 2008 and 2007, and its cash flows for the three-month periods ended March 31, 2008 and 2007. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2007.

The consolidated financial statements have historically included the accounts of both Spherix Incorporated and InfoSpherix Incorporated (collectively, the “Company”).  All intercompany balances and transactions have been eliminated.

On August 15, 2007, the Company sold InfoSpherix.  Accordingly, the operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations in the Consolidated Statement of Operations.  The activities of the BioSpherix division continue to operate through Spherix Incorporated.  In July 2007, Spherix entered into the Health Sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.

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

3.                          New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The effective date of nonfinancial assets and nonfinancial liabilities was deferred to fiscal years beginning after November 15, 2008, all other provisions of the pronouncement became effective January 1, 2008.

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

4.                          Short-term Investments

The Company’s short-term investments consist of investments in debt securities, which mature in one year or less, are held to maturity and valued at amortized cost, which approximates fair value.

5.                          Fair Value Measurements

Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements, (“SFAS 157”), to value its financial assets measured at fair value.  At March 31, 2008, the Company had no financial liabilities.

The following table presents the Company’s financial assets measured at fair value as of March 31, 2008:

	Fair Value Measurement Using
Description	Fair Value at March 31, 2008	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Debt securities	$4,497,000	$4,497,000	$—	$—

(1)  The highest level of fair value input and represents inputs to fair value from quoted prices in active markets for identical assets and liabilities to those being valued.

(2)  Directly or indirectly observable inputs, other than quoted prices in active markets, for the assets or liabilities being valued including but not limited to, interest rates, yield curves, principal-to-principal markets, etc.

(3)  Lowest level of fair value input because it is unobservable and reflects the Company’s own assumptions about what market participants would use in pricing assets and liabilities at fair value.

An associated pronouncement, SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, was also effective at the beginning of the Company’s 2008 fiscal year. The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily short-term investments, accounts receivable, account payable and debt which are reported at historical value. The fair value of these financial assets and liabilities approximate their fair value because of their short duration.

6.                          Discontinued Operations

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

The results of operations of the discontinued InfoSpherix segment for the three months ended March 31, 2007 are as follows:

Discontinued operations

Revenue	$5,347,000

Direct cost and operating expense	(4,916,000)
Selling, general and administrative expense	(733,000)
Interest revenue	74,000
Interest expense	(10,000)
Loss from discontinued operations before taxes	$(238,000)

7.                          Net Loss Per Share

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

8.                          Stockholders’ Equity

During the three months ended March 31, 2007, the Company sold 442,358 shares for an additional $758,000 in proceeds under the July 22, 2005, Standby Equity Distribution Agreement (“SEDA”).  The SEDA ended on October 12, 2007.

9.                          Accounting for Stock-Based Compensation

For the three months ended March 31, 2008 and 2007, the Company recognized $3,000 and $7,000 in stock-based compensation expense relating to 59,000 stock options awarded in February 2006.

For the three months ended March 31, 2008, the Company recognized $12,000 in stock-based compensation expense relating to 30,000 and 15,000 shares in restricted stock the Company granted in August 2007 to its Chief Executive Officer and President, respectively.

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2008, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	216,800	$7.36
Granted	—	$—
Exercised	—	$—
Expired or forfeited	—	$—
Outstanding at March 31, 2008	216,800	$7.36	1.0	$—

Exercisable at March 31, 2008	215,300	$7.36	1.0	$—

As of March 31, 2008, there were approximately 1,500 unvested options to purchase common stock under the plans.  An estimated compensation cost of $25,000 related to these unvested options is expected to be recognized over the next two years.

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

Financial information by business segment for the three months ended March 31, 2008 and 2007 is summarized below:

	Three Months Ended March 31,
	2008	2007
Revenue
BioSpherix	$—	$—
Health Sciences	143,000	—
Total revenue	$143,000	$—

Operating Loss and Loss BeforeIncome Taxes
BioSpherix	$(1,156,000)	$(1,400,000)
Health Sciences	20,000	—
General	(915,000)	(677,000)
Total operating loss	(2,051,000)	(2,077,000)
Interest income	137,000	37,000
Loss from operations before income taxes	$(1,914,000)	$(2,040,000)

Identifiable Assets
BioSpherix	$39,000	$98,000
Health Sciences	—	—
General corporate assets	14,562,000	16,443,000
Total assets	$14,601,000	$16,541,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

Overview

The Company’s principal segments of operation, prior to August 15, 2007, were InfoSpherix and BioSpherix.  BioSpherix develops proprietary products for commercial applications.  InfoSpherix provided contact center information and reservations services for government and industry.  On August 15, 2007, the Company sold InfoSpherix.  The sale allows Spherix to focus substantially all of its efforts on the BioSpherix Division’s biotechnology products, where the principal focus is on the commercialization of Naturlose.  The operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenue and Direct Costs

Revenue and direct contract costs for the first quarter of 2008 are related solely to the Company’s new Health Sciences consulting business.  In April 2008, the Company hired an experienced toxicologist to assist with the consulting projects and is planning on hiring additional staff.

No substantial revenue is expected from the BioSpherix segment until the Company is successful in selling or licensing its technology.  As noted below, this is unlikely to occur until the Company’s Phase 3 trials are completed.

Selling, General and Administrative

The increase between years is the result of a number of factors including Naturlose Marketing Studies, marketing of the new Health Sciences business, increased accounting costs and executive bonuses.  Excluded from the above are costs directly related to the discontinued segment.

Research and Development

The Company’s on-going Phase 3 clinical trial in the use of Naturlose for the treatment of Type 2 diabetes is the primary focus of the BioSpherix division.  The R&D expenditures for the first quarters of 2008 and 2007 were directly related to the diabetes clinical trial.  The R&D expenditures for the first quarter of 2007 consisted of start-up costs for the Phase 3 clinical trial and those of the first quarter of 2008 consisted of both the Phase 3 clinical trial and a related Dose Range study.

Patient recruitment for the clinical trial has been slower than expected.  After evaluating its options, and with the aim of increasing site support and communication, the Company decided to terminate its agreement with the Contract Research Organization (CRO) and has taken over full control of the clinical trial and its pivotal contracts.  The Company’s new Chief of Operations, who previously ran the operations group for a CRO prior to joining Spherix and has 16 years of pharmaceutical industry experience, will be monitoring and overseeing all aspects of the Phase 3 clinical trial and the Dose Range study.  This move is expected to have the added benefit of lowering the Company’s costs.  The Company expects that the Dose Range study will most likely be completed in 2009 and the Phase 3 trial will most likely be completed in 2010 based on the current enrollment and retention numbers.

To enhance enrollment and retention, the Company is seeking FDA approval to change the method of delivery from liquid form to a powder, which would be more convenient for the trial participants.  The Company is also considering conducting a portion of the Phase 3 trial in Mexico and India where patient enrollment and retention is generally greater than in the U.S.

Interest

The increases in interest income are a direct result of the earnings on the investment of the proceeds from the sale of the InfoSpherix subsidiary.

Discontinued Operations

On August 15, 2007, the Company completed the sale of InfoSpherix for $17 million ($15 million at closing and $2 million following a 15-month escrow period), pursuant to the Stock Purchase Agreement dated June 25, 2007.  The 2007 amounts included in the Consolidated Statements of Operations represent the net results of InfoSpherix in the first quarter of 2007 as follows:

Discontinued operations

Revenue	$5,347,000

Direct cost and operating expense	(4,916,000)
Selling, general and administrative expense	(733,000)
Interest revenue	74,000
Interest expense	(10,000)
Loss from discontinued operations before taxes	$(238,000)

Liquidity and Capital Resources, Consolidated

Working capital as of March 31, 2008, was $13.1 million, which represents a $1.9 million decrease from working capital at December 31, 2007.  R&D and marketing activity related to the commercialization of Naturlose accounted for approximately $1.2 million of the decrease in working capital.

On June 25, 2007, as part of the sale of InfoSpherix, the Company closed its line-of-credit with the Bank.  Accordingly, we are operating our BioSpherix efforts solely from the net proceeds we received from the sale of InfoSpherix.  The newly launched Health Sciences business is not expected to generate any substantial excess cash flow in the next twelve (12) months.

Spherix expects to expend approximately $5 million over the next year in costs related to the Phase 3 clinical trial and other R&D activity.  The clinical trial is expected to be completed in 2010.  The Company intends to finance the BioSpherix activities through proceeds from the sale of InfoSpherix.  While the Company completes its Phase 3 trial, it will be taking other steps to prepare for commercialization of Naturlose as a treatment for Type 2 diabetes on the assumption that the trials will be successful.  These steps include additional dose range testing, exploring manufacturing alternatives and seeking marketing assistance.  The Company’s goal remains to attempt to attract a pharmaceutical company to purchase or license the technology at the earliest practicable stage.  Our preliminary marketing analysis suggests that we may increase our chances of success by engaging in some directed marketing efforts as we proceed with the Phase 3 trials.

In the event the Company needs additional funds, it may seek other financing, including possible sale of additional shares of its common stock.  Additional funds will be required if the Phase 3 trials are further delayed, and would likely be required to engage in any substantial directed marketing activities noted above.

The Company is investigating growing its Health Sciences consulting business by adding professional personnel and/or acquiring another consulting business.  Given the limited resources available to the Company, and the expected costs of the ongoing biotechnology efforts, the Company will likely explore debt financing for any such expansion efforts.

Cash flow for the three months ended March 31, 2008, consisted of $2.0 million used in operating activities including approximately $1.2 million in R&D activity and related market research, and $4.5 million the Company invested in short-term debt securities.

Continued progress on the clinical trial of Naturlose as a treatment of Type 2 diabetes and on the other initiatives described above is dependent upon many factors including, but not limited to, the Company having sufficient funds and resources.  The total cost of completing the Phase 3 trial is difficult to determine and can be affected by a number of factors, including, but not limited to, the time to complete the trial.

Item 4T.  Controls and Procedures

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

Part II.  Other Information

Item 1a.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2007, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Spherix Incorporated
(Registrant)

Date:	May 15, 2008	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	May 15, 2008	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer