Form 10-Q
period 2008-06-30
SPHERIX INC
filed 2008-08-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   0-5576

SPHERIX INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6430 Rockledge Drive, Suite 503, Bethesda, MD 20817

(Address of principal executive offices)

301-897-2540

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2008
Common Stock, $0.005 par value	14,318,702 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended June 30, 2008

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$263,151	$3,769	$406,059	$4,019

Operating expense
Direct costs	98,825	—	160,419	—
Research and development expense	709,941	985,937	1,741,149	2,385,540
Selling, general and administrative expense	741,295	959,854	1,842,210	1,637,072

Total operating expense	1,550,061	1,945,791	3,743,778	4,022,612

Loss from operations	(1,286,910)	(1,942,022)	(3,337,719)	(4,018,593)

Interest income	88,637	21,131	225,212	57,724
Interest expense	—	29	—	29

Loss from continuing operations before taxes	(1,198,273)	(1,920,920)	(3,112,507)	(3,960,898)

Income tax expense	—	(21,043)	—	(21,043)

Loss from continuing operations	(1,198,273)	(1,941,963)	(3,112,507)	(3,981,941)

Discontinued operations
Income from discontinued operations before taxes	—	240,261	—	2,218
Income tax expense	—	(43,957)	—	(56,457)

Income (loss) from discontinued operations	—	196,304	—	(54,239)

Net loss	$(1,198,273)	$(1,745,659)	$(3,112,507)	$(4,036,180)

Net (loss) income per share, basic
Continuing operations	$(0.08)	$(0.14)	$(0.22)	$(0.28)
Discontinued operations	$—	$0.01	$—	$—
Net (loss) income per share, basic	$(0.08)	$(0.12)	$(0.22)	$(0.29)

Net (loss) income per share, diluted
Continuing operations	$(0.08)	$(0.14)	$(0.22)	$(0.28)
Discontinued operations	$—	$0.01	$—	$—
Net (loss) income per share, diluted	$(0.08)	$(0.12)	$(0.22)	$(0.29)

Weighted average shares outstanding, basic	14,318,702	14,254,562	14,318,702	14,125,660
Weighted average shares outstanding, diluted	14,318,702	14,254,562	14,318,702	14,125,660

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

		December 31,
	June 30, 2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,926,655	$15,839,959
Short-term investments	4,054,076	—
Trade accounts receivable	275,232	38,581
Other receivables	88,663	167,229
Prepaid expenses and other assets	211,789	372,242
Total current assets	12,556,415	16,418,011

Property and equipment, net of accumulated depreciation of $124,583 and $599,266	355,448	55,088
Patents and intangibles, net of accumulated amortization of $78,289 and $110,599	26,681	32,371
Deposit	35,625	35,625
Total assets	$12,974,169	$16,541,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$526,902	$1,046,537
Accrued salaries and benefits	297,150	362,334
Income taxes payable	—	50,738
Deferred revenue	25,996	15,165
Total current liabilities	850,048	1,474,774

Deferred compensation	605,000	609,000
Deferred rent	149,958	6,531
Total liabilities	1,605,006	2,090,305

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 14,399,140 issued, and 14,318,702 shares outstanding at June 30, 2008 and December 31, 2007	71,996	71,996
Paid-in capital in excess of par value	27,539,298	27,508,418
Treasury stock, 80,438 shares, at cost at June 30, 2008 and December 31, 2007	(464,786)	(464,786)
Accumulated deficit	(15,777,345)	(12,664,838)
Total stockholders’equity	11,369,163	14,450,790
Total liabilities and stockholders’ equity	$12,974,169	$16,541,095

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(3,112,507)	$(4,036,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	54,239
Depreciation and amortization	34,047	82,219
Gain on disposal of assets	(14,701)	—
Stock-based compensation	30,880	13,866
Changes in assets and liabilities:
Accounts receivable	(236,651)	—
Other receivables	78,566	447
Prepaid expenses and other assets	160,453	49,022
Accounts payable and accrued expenses	(685,927)	223,813
Deferred rent	(6,573)	(27,849)
Deferred compensation	(4,000)	2,852
Deferred revenue	10,831	—
Net cash used in activities of continuing operations	(3,745,582)	(3,637,571)
Net cash provided by activities of discontinued operations	—	1,264,889
Net cash used in operating activities	(3,745,582)	(2,372,682)

Cash flow from investing activities
Purchases of short-term investments	(4,054,076)	—
Purchases of property and equipment	(179,203)	(13,729)
Proceeds from the sale of fixed assets	15,187	—
Net cash used in investing activities of continuing operations	(4,218,092)	(13,729)
Net cash used in investing activities of discontinued operations	—	(1,137,650)
Net cash used in investing activities	(4,218,092)	(1,151,379)

Cash flows from financing activities
Net change in book overdraft	50,370	57,316
Payments on capital lease obligations	—	(8,729)
Proceeds from issuance of common stock	—	757,500
Net cash provided by financing activities of continuing operations	50,370	806,087
Net cash used in financing activities of discontinued operations	—	(37,921)
Net cash provided by financing activities	50,370	768,166

Net decrease in cash and cash equivalents	(7,913,304)	(2,755,895)
Cash and cash equivalents, beginning of period	15,839,959	10,951,275
Cash and cash equivalents, end of period	$7,926,655	$8,195,380

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Consolidated Financial Statements

(Unaudited)

1.                          Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three-month and six-month periods ended June 30, 2008 and 2007, and its cash flows for the six-month periods ended June 30, 2008 and 2007.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2007.

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

3.                          New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The effective date of nonfinancial assets and nonfinancial liabilities was deferred to fiscal years beginning after November 15, 2008; all other provisions of the pronouncement became effective January 1, 2008.  The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument-by-instrument basis, is irrevocable, and is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective for our fiscal year beginning January 1, 2008.  The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

4.                          Short-term Investments

The Company’s short-term investments consist of investments in debt securities, which mature in one year or less, and are valued at amortized cost, which approximates fair value.

Spherix Incorporated

5.                          Fair Value Measurements

Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements, (“SFAS 157”), to value its financial assets measured at fair value.  At June 30, 2008, the Company had no financial liabilities.

The following table presents the Company’s financial assets measured at fair value as of June 30, 2008:

	Fair Value Measurement Using
Description	Fair Value at June 30, 2008	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Debt securities	$4,046,612	$4,046,612	$—	$—

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

An associated pronouncement, SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, was also effective at the beginning of the Company’s 2008 fiscal year. The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily short-term investments, accounts receivable, accounts payable and debt which are reported at historical value. The fair value of these financial assets and liabilities approximate their historical value because of their short duration.

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

The results of operations of the discontinued InfoSpherix segment for the three months and six months ended June 30, 2007 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
Discontinued operations	$6,490,000	$11,837,000
Revenue

Direct cost and operating expense	5,471,000	10,387,000
Selling, general and administrative expense	657,000	1,390,000
Costs to sell segment	172,000	172,000
Interest revenue	58,000	132,000
Interest expense	8,000	18,000
Income from discontinued operations before taxes	$240,000	$2,000

Spherix Incorporated

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

9.                          Accounting for Stock-Based Compensation

For the three- and six-months ended March 31 and June 30, 2008, the Company recognized $3,000 and $6,000 in stock-based compensation expense relating to 59,000 stock options awarded in February 2006, and for the three- and six-months ended March 31 and June 30, 2007, the Company recognized $7,000 and $14,000.

For the three- and six-months ended June 30, 2008, the Company recognized $12,000 and $24,000 in stock-based compensation expense relating to 30,000 and 15,000 shares in restricted stock the Company granted in August 2007 to its Chief Executive Officer and President, respectively.

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2008, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	216,800	$7.36
Granted	—	$—
Exercised	—	$—
Expired or forfeited	(100)	$6.35
Outstanding at June 30, 2008	216,700	$7.36	0.7	$—

Exercisable at June 30, 2008	215,200	$7.39	0.7	$—

As of June 30, 2008, there were approximately 1,500 unvested options to purchase common stock under the plans.  An estimated compensation cost of $21,000 related to these unvested options is expected to be recognized over the next two years.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of the February 2006 option awards in accordance with FAS 123R.

Expected term (in years)	4
Expected volatility	140.9%
Expected dividends	0%
Risk-free rate	4.6%

Spherix Incorporated

10.                   Information by Business Segment

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  Following the sale of the InfoSpherix subsidiary on August 15, 2007, the Company operates via two principal segments, BioSpherix and Health Sciences.  BioSpherix develops proprietary products for commercial applications.  Health Sciences consulting business provides technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.

Financial information by business segment for the three and six months ended June 30, 2008 and 2007 is summarized below.

		Three Months Ended June 30,		Six Months Ended June 30,
		2008	2007	2008	2007
Revenue	BioSpherix	$5,000	$4,000	$5,000	$4,000
	Health Sciences	258,000	—	401,000	—
	Total revenue	$263,000	$4,000	$406,000	$4,000

Operating (Loss) Income	BioSpherix	$(722,000)	$(982,000)	$(1,878,000)	$(2,382,000)
and Loss Before	Health Sciences	125,000	—	145,000	—
Income Taxes	General	(690,000)	(960,000)	(1,605,000)	(1,637,000)
	Total operating loss	(1,287,000)	(1,942,000)	(3,338,000)	(4,019,000)
	Interest income	88,000	21,000	225,000	58,000
	Interest expense	—	—	—	—
	Loss from operations before income taxes	$(1,199,000)	$(1,921,000)	$(3,113,000)	$(3,961,000)

		June 30,	Dec 31,
		2008	2007
Identifiable Assets	BioSpherix	$36,000	$89,000
	Health Sciences	290,000	85,000
	General corporate assets	12,648,000	16,367,000
	Total assets	$12,974,000	$16,541,000

11.                   Subsequent Events

On July 21, 2008, NASDAQ notified the Company that the bid price of the Company’s common stock for the last thirty consecutive business days had closed below the minimum $1.00 per share required for continued listing on the NASDAQ.  The Notice has no effect on the listing of the Common Stock at this time.  The Company has 180 calendar days, or until January 20, 2009, to regain compliance with the Minimum Price Requirement.  If the Company does not regain compliance by January 20, 2009, NASDAQ will provide notice to the Company that the Common Stock will be delisted from NASDAQ.  The Company is considering seeking stockholder approval for a reverse stock split to address the bid price deficiency.

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

BioSpherix engages in product development, notably tagatose.  The Company’s current focus is on the non-food use of tagatose, which we will market under the name “Naturlose”.  Our principal efforts have been to explore whether Naturlose is an effective treatment for Type 2 diabetes.  In April 2007, the Company commenced a Phase 3 clinical trial under a Food and Drug Administration (FDA) Investigational New Drug (IND) application process for this purpose.  As a result, the Company expects to incur substantial development costs in the next few years, without any substantial corresponding revenue.

In July 2007, the Company started a new business when it entered into the Health Sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.  The Company now operates via two principal segments, BioSpherix and Health Sciences.

On July 21, 2008, NASDAQ notified the Company that the bid price of the Company’s common stock for the last thirty consecutive business days had closed below the minimum $1.00 per share required for continued listing on the NASDAQ.  The Notice has no effect on the listing of the Common Stock at this time.  The Company has 180 calendar days, or until January 20, 2009, to regain compliance with the Minimum Price Requirement.  If the Company does not regain compliance by January 20, 2009, NASDAQ will provide notice to the Company that the Common Stock will be delisted from NASDAQ.  The Company is considering seeking stockholder approval for a reverse stock split to address the bid price deficiency.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Revenue and Direct Costs

Revenue and direct contract costs for the three and six months ended June 30, 2008 are primarily related to the Company’s new Health Sciences consulting business.  In April 2008, the Company hired an experienced toxicologist to assist with the consulting projects and is planning on hiring additional staff.

No substantial revenue is expected from the BioSpherix segment until the Company is successful in selling or licensing its technology.  As noted below, this is unlikely to occur until the Company’s Phase 3 trials are completed.

Research and Development

Research and development expenditures relate solely to the BioSpherix segment.

The Company’s ongoing Phase 3 clinical trial in the use of Naturlose for the treatment of Type 2 diabetes is the primary focus of the BioSpherix division.  The R&D expenditures for 2008 and 2007 were directly related to the diabetes clinical trial.  The R&D expenditures for three and six months ended June 30, 2007 consisted of start-up costs for the Phase 3 clinical trial and those of the same periods in 2008 consisted of both the Phase 3 clinical trial and a related Dose Range study.

Patient recruitment for the clinical trial has been slower than expected.  After evaluating its options, and with the aim of increasing site support and communication, the Company decided to terminate its agreement with its former

Contract Research Organization (CRO) on March 31, 2008, and has taken over full control of the U.S. based clinical trial and its pivotal contracts.  The Company’s new Chief of Operations, who previously ran the operations group for a CRO prior to joining Spherix and has 16 years of pharmaceutical industry experience, will be monitoring and overseeing all aspects of the Phase 3 clinical trial and the Dose Range study.  The Company expects that the Dose Range study will most likely be completed in 2009 and the Phase 3 trial will most likely be completed in 2010 based on the current enrollment and retention numbers.

To enhance enrollment and retention, the Company has successfully petitioned the Food and Drug Administration (FDA) to eliminate the need for pre-mixed solutions for the delivery of study medicine, which will be more convenient for the trial participants.  The Company will also be conducting a portion of the Phase 3 trial in India where patient enrollment and retention is generally greater than in the U.S. and in July 2008, the Company signed an agreement with a Contract Research Organization (CRO) to manage the trial in India.  These changes are expected to enhance recruitment and compliance in the trial.

Selling, General and Administrative

The increase between years for the six months ended June 2008 is the result of a number of factors including Naturlose marketing studies, marketing of the new Health Sciences business, increased accounting costs and executive bonuses.  Excluded from the above are costs directly related to the discontinued segment.  The decrease between years for the three months ended June 2008 is primarily the result of the relocation of the Company’s headquarters to a smaller facility in Bethesda Maryland effective April 1, 2008, which decreased the Company’s overhead costs.

Interest

The increases in interest income are a direct result of the earnings on the investment of the proceeds from the sale of the InfoSpherix subsidiary.

Discontinued Operations

On August 15, 2007, the Company completed the sale of InfoSpherix for $17 million ($15 million at closing and $2 million following a 15-month escrow period), pursuant to the Stock Purchase Agreement dated June 25, 2007.  The 2007 amounts included in the Consolidated Statements of Operations represent the net results of InfoSpherix in the periods ended June 30, 2007 as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
Discontinued operations
Revenue	$6,490,000	$11,837,000

Direct cost and operating expense	5,471,000	10,387,000
Selling, general and administrative expense	657,000	1,390,000
Costs to sell segment	172,000	172,000
Interest revenue	58,000	132,000
Interest expense	8,000	18,000
Income from discontinued operations before taxes	$240,000	$2,000

Liquidity and Capital Resources, Consolidated

Working capital as of June 30, 2008, was $11.7 million, which represents a $3.2 million decrease from working capital at December 31, 2007.  R&D and marketing activity related to the commercialization of Naturlose accounted for approximately $1.9 million of the decrease in working capital.

On June 25, 2007, as part of the sale of InfoSpherix, the Company closed its line-of-credit with the Bank.  Accordingly, we are operating our BioSpherix efforts solely from the net proceeds we received from the sale of InfoSpherix.  The newly launched Health Sciences business is not expected to generate any substantial excess cash flow in the next twelve (12) months.

Spherix expects to expend approximately $5 million over the next year in costs related to the Phase 3 clinical trial and other R&D and marketing activity related to the commercialization of Naturlose.  The clinical trial is expected to be completed in 2010.  The Company intends to finance the BioSpherix activities principally through proceeds from the sale of InfoSpherix and may consider raising additional funds through the sale of common stock and/or other means.  While the Company completes its Phase 3 trial, it will be taking other steps to prepare for commercialization of Naturlose as a treatment for Type 2 diabetes on the assumption that the trials will be successful.  These steps include additional dose range testing, exploring manufacturing alternatives and seeking marketing assistance.  The Company’s goal remains to attempt to attract a pharmaceutical company to purchase or license the technology at the earliest practicable stage.  Our preliminary marketing analysis suggests that we may increase our chances of success by engaging in some directed marketing efforts as we proceed with the Phase 3 trials.

In the event the Company needs additional funds, it may seek other financing, including possible sale of additional shares of its common stock.  Additional funds will be required if the Phase 3 trials are further delayed, and would likely be required to engage in any substantial directed marketing activities noted above.

Cash flow for the six months ended June 30, 2008, consisted of $3.7 million used in operating activities including approximately $1.9 million in R&D activity and related market research, and $4.1 million the Company invested in short-term debt securities.

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

Internal Controls

There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 13, 2008, where the following actions were taken:

(1)       Douglas T. Brown, A. Paul Cox, Jr., Claire L. Kruger, Gilbert V. Levin, Robert A. Lodder, Jr., Aristides Melissaratos, and Robert J. Vander Zanden were elected as Directors to serve until the next Annual Meeting pursuant to the following vote tabulation:

	Shares	Shares	Shares
Name	Voted For	Voted Against	Voted Abstained
Douglas T. Brown	12,134,358	540,187	0
A. Paul Cox, Jr.	12,142,148	532,397	0
Claire L. Kruger	11,556,884	1,117,661	0
Gilbert V. Levin	12,114,791	559,754	0
Robert A. Lodder, Jr.	11,055,759	1,618,786	0
Aristides Melissaratos	12,120,084	554,461	0
Robert J. Vander Zanden	12,141,484	533,061	0

(2)       The selection of Grant Thornton LLP as independent accountants of the Company for the year ending December 31, 2008, was ratified, with 12,490,337 shares voted in favor, 130,010 shares voted against, and 54,198 shares abstaining.

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

Spherix Incorporated
(Registrant)

Date:	August 13, 2008	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	August 13, 2008	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer