Form 10-Q
period 2008-09-30
SPHERIX INC
filed 2008-11-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2008
Common Stock, $0.005 par value	14,357,162 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended September 30, 2008

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$307,714	$58,500	$713,773	$62,519

Operating expense
Direct contract costs	128,386	13,400	288,805	13,400
Research and development expense	1,304,150	2,091,738	3,045,299	4,477,278
General and administrative expense	671,017	1,173,271	2,513,227	2,810,343

Total operating expense	2,103,553	3,278,409	5,847,331	7,301,021

Loss from operations	(1,795,839)	(3,219,909)	(5,133,558)	(7,238,502)

Interest income	68,611	117,921	293,823	175,645
Interest expense	(2,220)	(48)	(2,220)	(77)
Other expense	(5,994)	—	(5,994)	—

Loss from continuing operations before taxes	(1,735,442)	(3,102,036)	(4,847,949)	(7,062,934)

Income tax benefit	—	3,429,058	—	3,408,015

(Loss) income from continuing operations	(1,735,442)	327,022	(4,847,949)	(3,654,919)

Discontinued operations
Income from discontinued operations before taxes	—	9,133,829	—	9,136,047
Income tax expense	—	(4,166,896)	—	(4,223,353)

Income from discontinued operations	—	4,966,933	—	4,912,694

Net (loss) income	$(1,735,442)	$5,293,955	$(4,847,949)	$1,257,775

Net (loss) income per share, basic
Continuing operations	$(0.12)	$0.02	$(0.34)	$(0.26)
Discontinued operations	$—	$0.35	$—	$0.35
Net (loss) income per share, basic	$(0.12)	$0.37	$(0.34)	$0.09

Net (loss) income per share, diluted
Continuing operations	$(0.12)	$0.02	$(0.34)	$(0.26)
Discontinued operations	$—	$0.35	$—	$0.35
Net (loss) income per share, diluted	$(0.12)	$0.37	$(0.34)	$0.09

Weighted average shares outstanding, basic	14,357,162	14,291,132	14,338,217	14,180,818
Weighted average shares outstanding, diluted	14,357,162	14,291,132	14,338,217	14,180,818

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	Sept. 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$7,474,408	$15,839,959
Short-term investments	2,944,664	—
Trade receivables	431,662	38,581
Other receivables	15,841	167,229
Prepaid expenses and other assets	186,957	372,242
Total current assets	11,053,532	16,418,011

Property and equipment, net of accumulated depreciation of $149,350 and $599,266	332,681	55,088
Patents and intangibles, net of accumulated amortization of $37,532 and $110,599	15,488	32,371
Deposit	35,625	35,625
Total assets	$11,437,326	$16,541,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$648,778	$1,046,537
Accrued salaries and benefits	346,198	362,334
Income taxes payable	—	50,738
Deferred revenue	14,842	15,165
Total current liabilities	1,009,818	1,474,774

Deferred compensation	595,000	609,000
Deferred rent	143,347	6,531
Total liabilities	1,748,165	2,090,305

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.005 par value, 50,000,000 shares authorized; 14,437,600 and 14,399,140 issued and 14,357,162 and 14,318,702 shares outstanding at September 30, 2008 and December 31, 2007, respectively	72,188	71,996
Paid-in capital in excess of par value	27,594,546	27,508,418
Treasury stock, 80,438 shares at cost at September 30, 2008, and December 31, 2007	(464,786)	(464,786)
Accumulated deficit	(17,512,787)	(12,664,838)
Total stockholders’ equity	9,689,161	14,450,790
Total liabilities and stockholders’ equity	$11,437,326	$16,541,095

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(4,847,949)	$1,257,775
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	—	(4,912,694)
Income tax benefit	—	(3,408,015)
Depreciation and amortization	60,146	143,142
Gain on sale of fixed assets	(14,701)	—
Stock-based compensation	86,320	65,627
Patent write-off	9,861	51,158
Changes in assets and liabilities:
Receivables	(241,693)	(404,729)
Prepaid expenses and other assets	185,285	84,457
Accounts payable and accrued expenses	(431,331)	1,819,796
Deferred rent	(13,184)	(149,138)
Deferred compensation	(14,000)	58,000
Deferred revenue	(323)	12,700
Net cash used in activities of continuing operations	(5,221,569)	(5,381,921)
Net cash used in activities of discontinued operations	—	(93,601)
Net cash used in operating activities	(5,221,569)	(5,475,522)

Cash flow from investing activities
Proceeds from the sale of subsidiary	15,187	15,000,000
Purchases of property and equipment	(181,203)	(13,729)
Purchases of short-term investments	(2,944,664)	—
Net cash (used in) provided by investing activities of continuing operations	(3,110,680)	14,986,271
Net cash used in investing activities of discontinued operations	—	(1,316,588)
Net cash (used in) provided by investing activities	(3,110,680)	13,669,683

Cash flows from financing activities
Net change in book overdraft	(33,302)	5,046
Payments on capital lease obligations	—	(10,810)
Proceeds from issuance of common stock	—	757,500
Net cash (used in) provided by financing activities of continuing operations	(33,302)	751,736
Net cash used in financing activities of discontinued operations	—	(120,014)
Net cash (used in) provided by financing activities	(33,302)	631,722

Net (decrease) increase in cash and cash equivalents	(8,365,551)	8,825,883
Cash and cash equivalents, beginning of period	15,839,959	9,863,771
Cash and cash equivalents, end of period	$7,474,408	$18,689,654

See accompanying notes to financial statements.

Spherix Incorporated

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and its cash flows for the nine-month periods ended September 30, 2008 and 2007.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2007.

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

3.             New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities was deferred to fiscal years beginning after November 15, 2008; all other provisions of the pronouncement became effective January 1, 2008.  The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Spherix Incorporated

5.             Fair Value Measurements

Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements, (“SFAS 157”), to value its financial assets measured at fair value.  At September 30, 2008, the Company had no financial liabilities.

The following table presents the Company’s financial assets measured at fair value as of September 30, 2008:

	Fair Value Measurement Using
Description	Fair Value at Sept. 30, 2008	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)

Debt securities	$2,914,104	$2,914,104	$—	$—

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

The results of operations of the discontinued InfoSpherix segment for the three months and nine months ended September 30, 2007 are as follows:

	Three Months Ended	Nine Months Ended
Discontinued operations	September 30, 2007	September 30, 2007
Revenue	$3,534,000	$15,371,000

Direct cost and operating expense	(2,815,000)	(13,202,000)
Selling, general and administrative expense	(359,000)	(1,749,000)
Interest revenue	38,000	170,000
Interest expense	(3,000)	(21,000)
Gain on sale of segment	8,739,000	8,567,000
Income from discontinued operations before taxes	$9,134,000	$9,136,000

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

9.             Accounting for Stock-Based Compensation

For the three- and nine-months ended September 30, 2008, the Company recognized $3,000 and $10,000 in stock-based compensation expense relating to 59,000 stock options awarded in February 2006, and for the three- and nine-months ended September 30, 2007, the Company recognized $7,000 and $21,000.

For the three- and nine-months ended September 30, 2008, the Company recognized $12,000 and $36,000 in stock-based compensation expense relating to 30,000 and 15,000 shares in restricted stock the Company granted in August 2008 and September 2008 to its Chief Executive Officer and President, respectively, and for the three- and nine-months ended September 30, 2007, the Company recognized $5,000.

For the three- and nine-months ended September 30, 2008, the Company recognized $40,000 in stock-based compensation expense related to 38,460 shares in restricted stock issued to its independent board of directors, and for the three- and nine-months ended September 30, 2007, the Company recognized $40,000 related to 19,140 shares.

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2008, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	216,800	$7.36
Granted	—	$—
Exercised	—	$—
Expired or forfeited	(100)	$6.35
Outstanding at September 30, 2008	216,700	$7.36	0.7	$—

Exercisable at September 30, 2008	215,200	$7.39	0.7	$—

As of September 30, 2008, there were approximately 1,500 unvested options to purchase common stock under the plans.  An estimated compensation cost of $18,000 related to these unvested options is expected to be recognized over the next year and a half.

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

Financial information by business segment for the three and nine months ended September 30, 2008 and 2007 is summarized below.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Revenue
BioSpherix	$—	$—	$5,000	$4,000
Health Sciences	308,000	58,000	709,000	58,000
Total revenue	$308,000	$58,000	$714,000	$62,000

Operating (Loss) Income and Loss Before Income Taxes
BioSpherix	$(1,315,000)	$(2,092,000)	$(3,193,000)	$(4,474,000)
Health Sciences	131,000	45,000	276,000	45,000
General	(612,000)	(1,173,000)	(2,217,000)	(2,810,000)
Total operating loss	(1,796,000)	(3,220,000)	(5,134,000)	(7,239,000)
Interest income	69,000	118,000	294,000	176,000
Interest expense	(8,000)	—	(8,000)	—
Loss from continuing operations before income taxes	$(1,735,000)	$(3,102,000)	$(4,848,000)	$(7,063,000)

	Sept. 30,	Dec 31,
	2008	2007
Identifiable Assets
BioSpherix	$36,000	$89,000
Health Sciences	432,000	85,000
General corporate assets	10,969,000	16,367,000
Total assets	$11,437,000	$16,541,000

11.          Subsequent Events

On July 21, 2008, Nasdaq notified the Company that the bid price of the Company’s common stock for the last thirty consecutive business days had closed below the minimum $1.00 per share required for continued listing on the Nasdaq.  Nasdaq has recently extended the period the Company has to regain compliance with the bid price requirement, until April 23, 2009.  If the Company does not regain compliance by April 23, 2009, Nasdaq will provide notice to the Company that the Common Stock will be delisted from Nasdaq.  The Company will be holding a Special Meeting of Stockholders on November 17, 2008, to vote on a proposal to authorize the Board of Directors to effect a reverse split of the Company’s common stock to address the bid price deficiency.

At September 30, 2008, the Company’s stockholder’s equity fell below the $10 million limit required for continued listing on the Nasdaq Global Market.  Effective November 11, 2008, the Company has transferred its listing from the Nasdaq Global Market to the Nasdaq Capital Market, which has a lower stockholder’s equity limit of $2.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report as filed on Form 10-K for the year ended December 31, 2007, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2008, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

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

Overview

Prior to August 15, 2007, the Company’s principal segments of operation were InfoSpherix and BioSpherix.  BioSpherix develops proprietary products for commercial applications.  InfoSpherix provided contact center information and reservations services for government and industry.  On August 15, 2007, the Company sold InfoSpherix.  The sale allows Spherix to focus substantially all of its efforts on the BioSpherix Division’s biotechnology products, where the principal focus is on the commercialization of Naturlose.  The operations of InfoSpherix are reported in the accompanying financial statements as discontinued operations.

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

In July 2007, the Company started a new Health Sciences consulting business to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Company’s own R&D activities.

The Company now operates via two principal segments, BioSpherix and Health Sciences.

On July 21, 2008, Nasdaq notified the Company that the bid price of the Company’s common stock for the last thirty consecutive business days had closed below the minimum $1.00 per share required for continued listing on the Nasdaq.  Nasdaq has recently extended the period the Company has to regain compliance with the bid price requirement, until April 23, 2009.  If the Company does not regain compliance by April 23, 2009, Nasdaq will provide notice to the Company that the Common Stock will be delisted from Nasdaq.  The Company will be holding a Special Meeting of Stockholders on November 17, 2008, to vote on a proposal to authorize the Board of Directors to effect a reverse split of the Company’s common stock to address the bid price deficiency.

At September 30, 2008, the Company’s stockholder’s equity fell below the $10 million limit required for continued listing on the Nasdaq Global Market.  Accordingly, the Company has transferred its listing from the Nasdaq Global Market to the Nasdaq Capital Market, which has a lower stockholder’s equity limit of $2.5 million.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Revenue and Direct Contract and Operating Costs

Revenue and direct contract costs for the three and nine months ended September 30, 2008 are primarily related to the Company’s new Health Sciences consulting business.  In April 2008, the Company hired an experienced toxicologist to assist with the consulting projects and is planning on hiring additional staff.

No substantial revenue is expected from the BioSpherix segment until the Company is successful in selling or licensing its technology.  As noted below, this is unlikely to occur until the Company’s Phase 3 trials are completed.

Research and Development

Research and development expenditures relate solely to the BioSpherix segment and consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers and other expenses related to our efforts to commercialize Naturlose.  We expense our research and development costs as they are incurred.

The Company’s ongoing Phase 3 clinical trial in the use of Naturlose for the treatment of Type 2 diabetes is the primary focus of the BioSpherix division.  The R&D expenditures for three and nine months ended September 30, 2007 consisted of start-up costs for the Phase 3 clinical trial and those of the same periods in 2008 consisted of costs related to both the Phase 3 clinical trial and a related Dose Range study.

Patient recruitment for the clinical trial has been slower than expected.  To enhance enrollment and retention, the Company has successfully petitioned the Food and Drug Administration (FDA) to eliminate the need for pre-mixed solutions for the delivery of study medicine, which will be more convenient for the trial participants.  The Company will also be conducting a portion of the Phase 3 trial in India where patient enrollment and retention is generally greater than in the U.S. and in July 2008, the Company signed an agreement with a Contract Research Organization (CRO) to oversee the work of two India CRO’s hired to execute the trial in India.  These changes are expected to enhance recruitment and compliance in the trial.  The Company expects that the Dose Range study will most likely be completed in 2009 and the Phase 3 trial will most likely be completed in 2010, based on the current enrollment and retention numbers.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  The decrease between years for the three and nine months ended September 2008 is primarily the result of the relocation of the Company’s headquarters to a smaller facility in Bethesda, Maryland, effective April 1, 2008, which decreased the Company’s overhead costs.

Interest

The increase in interest income between years for the nine months ended September 30, 2008 is a direct result of the earnings on the investment of the proceeds the Company received in August 2007 from the sale of the InfoSpherix subsidiary.  The decrease between years for the three months ended September 30, 2008 is a result of both a decrease in interest rates and a decrease in the Company’s investment balance as funds are expended to cover the Company’s clinical trials and administrative costs.

Income Tax

The prior year’s income tax benefit (expense) is related to the sale of InfoSpherix in the third quarter of 2007.

Discontinued Operations

On August 15, 2007, the Company completed the sale of InfoSpherix for $17 million ($15 million at closing and $2 million following a 15-month escrow period), pursuant to the Stock Purchase Agreement dated June 25, 2007.  The 2007 amounts included in the Consolidated Statements of Operations represent the net results of InfoSpherix in the periods ended September 30, 2007 as follows:

	Three Months Ended	Nine Months Ended
Discontinued operations	September 30, 2007	September 30, 2007
Revenue	$3,534,000	$15,371,000

Direct cost and operating expense	(2,815,000)	(13,202,000)
Selling, general and administrative expense	(359,000)	(1,749,000)
Interest revenue	38,000	170,000
Interest expense	(3,000)	(21,000)
Gain on sale of segment	8,739,000	8,567,000
Income from discontinued operations before taxes	$9,134,000	$9,136,000

Liquidity and Capital Resources

Working capital as of September 30, 2008, was $10 million, which represents a $4.9 million decrease from working capital at December 31, 2007.  R&D and marketing activity related to the commercialization of Naturlose accounted for approximately $3 million of the decrease in working capital.

On June 25, 2007, as part of the sale of InfoSpherix, the Company closed its line-of-credit with the Bank.  Accordingly, we are operating our BioSpherix efforts solely from the net proceeds we received from the sale of InfoSpherix.  The newly launched Health Sciences business is not expected to generate any substantial excess cash flow in the next twelve (12) months.

Spherix expects to expend approximately $6 million over the next year including $4 million in costs related to the Phase 3 clinical trial and other R&D and marketing activity related to the commercialization of Naturlose.  The clinical trial is expected to be completed in 2010.  The Company intends to finance the BioSpherix activities principally through proceeds from the sale of InfoSpherix and is considering raising additional funds through the sale of common stock and/or other means.  While the Company completes its Phase 3 trial, it will be taking other steps to prepare for commercialization of Naturlose as a treatment for Type 2 diabetes on the assumption that the trials will be successful.  These steps include additional dose range testing, exploring manufacturing alternatives and seeking marketing assistance.  The Company’s goal remains to attempt to attract a pharmaceutical company to purchase or license the technology at the earliest practicable stage.  Our preliminary marketing analysis suggests that we may increase our chances of success by engaging in some directed marketing efforts as we proceed with the Phase 3 trials.

Spherix expects to receive in November 2008 the $2 million currently held in escrow from its sale of InfoSpherix.

The Company believes that its current financial resources may be sufficient to complete the Phase 3 trial, but will not be sufficient to prepare, submit and pursue the FDA application or take any other steps necessary to bring Naturlose to market as a Type 2 diabetes drug.  The Company is therefore attempting to continue to develop Naturlose as a drug and to market, sell and/or license Naturlose to a pharmaceutical or other company which would complete the development.  Additional funds may be required if the Phase 3 trials are further delayed, and will likely be required to engage in any substantial directed marketing activities noted above.  The Company is considering the possibility of selling additional shares of its common stock as a means of raising additional funds.

Cash flow for the nine months ended September 30, 2008, consisted of $5.3 million used in operating activities (including approximately $3 million in R&D activity and related market research) and $3.1 used in investing activities (principally $2.9 million the Company invested in short-term debt securities) for a net decrease in cash and cash equivalents of $8.4 million.

Continued progress on the clinical trial of Naturlose as a treatment of Type 2 diabetes and on the other initiatives described above is dependent upon many factors including, but not limited to, the Company having sufficient funds and resources.  The total cost of completing the Phase 3 trial is difficult to determine and can be affected by a number of factors, including, but not limited to, the time to complete the trial.  As many of our costs are “fixed,” any additional delays in the Phase 3 trial could cause us to expend all of our funds before the trial is complete.

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

Part II.  Other Information

Item 1A.     Risk Factors

In addition to the following risk factor and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ending December 31, 2007, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our Financial Resources are Limited and We May Need to Raise Additional Capital in the Future to Continue our Business

As of September 30, 2008, the Company had cash and cash equivalents and marketable securities of approximately $10.4 million and expects to expend all or nearly all of this amount within the next two years.  Our future capital requirements will depend on many factors, including the progress of the clinical trials and commercialization of Naturlose, as well as general and administrative costs.  We will need to raise additional capital to continue our business beyond this period.  The current economic crisis and its impact on the stock markets will most likely have a negative impact on our efforts to raise additional capital.  We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable.  Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders.  In addition, we have received notice from the Nasdaq Stock Market that our common stock may be delisted from the Nasdaq Markets if we fail to achieve compliance with Nasdaq’s $1.00 minimum bid price per share requirement by April 23, 2009. These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case.

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

Spherix Incorporated
(Registrant)

Date:	November 14, 2008	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	November 14, 2008	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer