Form 10-Q
period 2009-03-31
SPHERIX INC
filed 2009-05-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.)   Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2009
Common Stock, $0.005 par value	14,357,162

Spherix Incorporated

Form 10-Q

For the Quarter Ended March 31, 2009

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$360,670	$142,908

Operating expense
Direct costs	130,542	61,594
Research and development expense	1,561,389	1,031,208
Selling, general and administrative expense	759,270	1,100,915
Total operating expense	2,451,201	2,193,717

Loss from operations	(2,090,531)	(2,050,809)
Interest income	24,447	136,575
Loss before taxes	(2,066,084)	(1,914,234)

Income tax expense	—	—

Net loss	$(2,066,084)	$(1,914,234)

Net loss per share, basic	$(0.14)	$(0.13)
Net loss per share, diluted	$(0.14)	$(0.13)

Weighted average shares outstanding, basic	14,357,162	14,318,702
Weighted average shares outstanding, diluted	14,357,162	14,318,702

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,778,180	$9,404,843
Short-term investments	2,029,352	1,894,434
Trade accounts receivable	189,617	281,342
Other receivables	13,681	37,223
Prepaid expenses and other assets	177,352	282,971
Total current assets	10,188,182	11,900,813

Property and equipment, net	288,975	310,365
Patents, net of accumulated amortization of $40,105 and $38,588	12,915	14,433
Deposit	35,625	35,625
Total assets	$10,525,697	$12,261,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,180,489	$710,881
Accrued salaries and benefits	152,289	304,756
Deferred revenue	76,423	39,347
Total current liabilities	1,409,201	1,054,984

Deferred compensation	635,000	660,000
Deferred rent	130,124	136,736
Total liabilities	2,174,325	1,851,720

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 14,437,600 issued, and 14,357,162 shares outstanding at March 31, 2009 and December 31, 2008	72,188	72,188
Paid-in capital in excess of par value	27,610,426	27,602,486
Treasury stock, 80,438 shares, at cost at March 31, 2009 and December 31, 2008	(464,786)	(464,786)
Accumulated deficit	(18,866,456)	(16,800,372)
Total stockholders’ equity	8,351,372	10,409,516
Total liabilities and stockholders’ equity	$10,525,697	$12,261,236

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(2,066,084)	$(1,914,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,908	12,713
Stock-based compensation	7,940	15,440
Changes in assets and liabilities:
Trade accounts receivable	91,725	(119,125)
Other receivables	23,542	34,027
Prepaid expenses and other assets	105,619	56,881
Accounts payable and accrued expenses	317,141	(76,301)
Deferred rent	(6,612)	(638)
Deferred compensation	(25,000)	21,000
Deferred revenue	37,076	(9,294)
Net cash used in operating activities	(1,491,745)	(1,979,531)

Cash flows from investing activities
Purchase of short-term investments	(134,918)	(4,496,108)
Purchases of property and equipment	—	(15,346)
Net cash used in investing activities	(134,918)	(4,511,454)

Cash flows from financing activities
Net change in book overdraft	—	23,715
Net cash provided by financing activities	—	23,715

Net decrease in cash and cash equivalents	(1,626,663)	(6,467,270)
Cash and cash equivalents, beginning of period	9,404,843	15,839,959

Cash and cash equivalents, end of period	$7,778,180	$9,372,689

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Consolidated Financial Statements

(Unaudited)

1.                          Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, the results of its operations for the three-month periods ended March 31, 2009 and 2008, and its cash flows for the three-month periods ended March 31, 2009 and 2008.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2008.

The Company operates via two principal segments, Biospherics and Health Sciences.  Biospherics seeks to develop one proprietary product for commercial application.  Health Sciences provides technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as providing technical support for the Biospherics segment.

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

3.                          New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The effective date of nonfinancial assets and nonfinancial liabilities was deferred to fiscal years beginning after November 15, 2008, all other provisions of the pronouncement became effective January 1, 2008.  The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments.  We have adopted SFAS 159 for our fiscal year beginning January 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”).    SFAS 141R establishes principles and requirements in accounting for business combinations.   We have adopted SFAS 141R for our fiscal year beginning January 1, 2009.  The adoption of SFAS 141R did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161

Spherix Incorporated

requires enhanced disclosures about an entity’s derivative and hedging activities.  We have adopted SFAS 161 for our fiscal year beginning January 1, 2009.  The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

4.                          Short-term Investments

The Company’s short-term investments consist of investments in debt securities, which mature in one year or less, are held to maturity and valued at amortized cost, which approximates fair value.

5.                          Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements, (“SFAS 157”), to value its financial assets measured at fair value and effective January 1, 2009, the Company adopted SFAS 157 to value its non-financial assets measured at fair value.  At March 31, 2009, the Company had no financial liabilities.

The following table presents the Company’s assets measured at fair value as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Fair Value Measurement Using
Description	Fair Value at March 31, 2009	Quoted Prices in Active Markets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Debt securities	$2,023,000	$2,023,000	$—	$—

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

6.                          Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  At March 31, 2009, none of the Company’s outstanding options were considered common stock equivalents as the exercise prices were all above the average market price of the Company’s common stock for the period.

7.                          Accounting for Stock-Based Compensation

For the three months ended March 31, 2009 and 2008, the Company recognized $3,000 in stock-based compensation expense relating to stock options awarded in February 2006.

For the three months ended March 31, 2009, the Company recognized $5,000 in stock-based compensation expense relating to 30,000 shares in restricted stock the Company granted in August 2007 to its Chief Executive Officer.

Spherix Incorporated

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2009, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	40,500	$2.57
Granted	—	$—
Exercised	—	$—
Expired or forfeited	—	$—
Outstanding at March 31, 2009	40,500	$2.57	1.6	$—

Exercisable at March 31, 2009	39,000	$2.59	1.6	$—

As of March 31, 2009, there were approximately 1,500 unvested options to purchase common stock under the plans.  An estimated compensation cost of $12,000 related to these unvested options is expected to be recognized over the next year.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of the February 2006 option awards in accordance with FAS 123R.

Expected term (in years)	4
Expected volatility	140.9%
Expected dividends	0%
Risk-free rate	4.6%

8.                          Income Taxes

The American Recovery and Reinvestment Act of 2009 was enacted and signed into law on February 17, 2009. The Act includes the extension of a provision passed by the United States Congress in 2008 which allows companies to accelerate the recognition of a portion of certain credits in lieu of bonus depreciation and convert the credit carryforward into currently refundable credits. The Company is evaluating the provisions of the Act but has not yet reached a decision whether it will apply any of the provisions.

9.                          Information by Business Segment

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company operates via two principal segments, Biospherics and Health Sciences.  Biospherics seeks to develop a proprietary product for commercial application.  Health Sciences provides technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Biospherics segment.

Financial information by business segment for the three months ended March 31, 2009 and 2008 is summarized below:

Spherix Incorporated

	Three Months Ended March 31,
	2009	2008
Revenue
BioSpherix	$—	$—
Health Sciences	361,000	143,000
Total revenue	$361,000	$143,000

Operating Profit (Loss) and Loss Before Income Taxes
BioSpherix	$(1,625,000)	$(1,156,000)
Health Sciences	163,000	20,000
General	(628,000)	(915,000)
Total operating loss	(2,090,000)	(2,051,000)
Interest income	24,000	137,000
Loss from operations before income taxes	$(2,066,000)	$(1,914,000)

Identifiable Assets
BioSpherix	$13,000	$39,000
Health Sciences	—	—
General corporate assets	10,513,000	14,562,000
Total assets	$10,526,000	$14,601,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

Overview

The Company operates via two principal segments, Biospherics and Health Sciences.  Biospherics seeks to develop a proprietary product for commercial application.  Health Sciences provides technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as providing technical support to the Biospherics segment.

Biospherics engages in product development of tagatose.  The Company’s focus is on the non-food use of tagatose, which we will market under the name “Naturlose”.  Our efforts have been to explore whether Naturlose is an effective treatment for Type 2 diabetes.  In April 2007, the Company commenced a Phase 3 clinical trial under a Food and Drug Administration (FDA) Investigational New Drug (IND) application process for this purpose.  As a result, the Company expects to incur substantial development costs in the next few years, without any substantial corresponding revenue.

The Health Sciences segment was started in July 2007 to provide technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as aiding the Biospherics segment.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenue and Direct Costs

Revenue and direct contract costs for the first quarter of 2009 are related solely to the Company’s Health Sciences segment.  Revenue and direct costs from Health Sciences have grown each quarter since the start of the segment in July 2007 due to a combination of new contracts won and additional work on existing contracts.  The effect, if any, that the current recession will have on future quarters is uncertain.

No substantial revenue is expected from the Biospherics segment until the Company is successful in selling or licensing its technology.  As noted below, this is unlikely to occur until the Company’s Phase 3 trial is completed.

Research and Development

The Company’s on-going Phase 3 clinical trial in the use of Naturlose for the treatment of Type 2 diabetes is the primary focus of the Biospherics segment.  The R&D expenditures for the first quarter of 2009 and 2008 consisted of both the Phase 3 clinical trial and a related Dose Range study.  The increase between years is related to the expansion of the Phase 3 trial to India.

Patient recruitment for the U.S. clinical trial was slower than the Company originally expected.  To enhance enrollment and retention, the Company successfully petitioned the FDA to eliminate the need for pre-mixed liquid solutions for the delivery of study medicine.  The solutions were replaced with powder sachets, which are more convenient for the trial participants, and therefore anticipated to improve patient retention.  In addition, beginning October 2008, the Company started conducting a portion of the Phase 3 trials in India and plans to conduct a portion of the Dose Range trial in India as well.  The above changes have been successful in enhancing recruitment in the trial.  Patient retention in the India trials so far has been consistent with that of the U.S.  The Company expects that the Dose Range trial will likely be completed in early 2010 and the Phase 3 trial will likely be completed in mid to late 2010, based on the current enrollment and retention numbers.  The Company expects to obtain interim analysis results from the Phase 3 trial during the third quarter of 2009, which may allow the Company some preliminary insight as to the efficacy of Naturlose as a treatment for Type 2 diabetes.

Selling, General and Administrative

The decrease between years is primarily the result of relocating the Company’s Headquarters to a smaller facility in April 2008 and lower overhead costs.

Interest

The decrease in interest income is primarily a result of a reduction in funds available for investing as a result of their use in funding the Company’s Naturlose clinical trials.

Liquidity and Capital Resources, Consolidated

Working capital as of March 31, 2009, was $8.8 million, which represents a $2 million decrease from working capital at December 31, 2008.  R&D and marketing activity related to the commercialization of Naturlose accounted for approximately $1.6 million of the decrease in working capital.

The Company is operating the Biospherics and Health Sciences efforts solely from the net proceeds received from the 2007 sale of InfoSpherix.  The Health Sciences segment is not expected to generate any substantial excess cash flow in the next twelve (12) months.

Spherix expects to expend approximately $7 million over the next twelve months including $5 million in costs related to the Phase 3 and Dose Range trials and other R&D and marketing activity related to the commercialization of Naturlose.  The Phase 3 clinical trial is expected to be completed in mid to late 2010 and the Dose Range trial in early 2010.  The Company intends to finance the Biospherics activities principally through proceeds received from the 2007 sale of InfoSpherix and is considering raising additional funds through the sale of common stock and/or other means.  While the Company completes its Phase 3 trial, it is taking other steps to prepare for commercialization of Naturlose as a treatment for Type 2 diabetes on the assumption that the trial will be successful.  These steps include the Dose Range trial, exploring manufacturing alternatives and seeking marketing assistance.  The Company’s goal is to attract a pharmaceutical company to purchase or license the technology.  Our preliminary marketing analysis suggests that we may increase our chances of success by engaging in some directed marketing efforts as we proceed with the Phase 3 trial.

Continued progress on the clinical trial of Naturlose as a treatment of Type 2 diabetes and on the other initiatives described above is dependent upon many factors including, but not limited to, the Company having sufficient funds and resources.  To date, the Company has not had, and does not expect to have, any meaningful offers to buy or license the rights to use Naturlose as a treatment for Type 2 diabetes until the efficacy of Naturlose has been further established.  The Company believes its current financial resources may be sufficient to complete the Phase 3 trial provided the trial is completed by mid-2010, but its resources will not be sufficient to then prepare, submit and pursue the FDA new drug application (NDA) or take other steps necessary to bring Naturlose to market as a Type 2 diabetes drug.  In addition to the above, additional funds will be required to complete the Phase 3 trial if it is delayed beyond mid-2010.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level, as of March 31, 2009.

Part II.  Other Information

Item 1a.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2008, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Spherix Incorporated
(Registrant)

Date:	May 14, 2009	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief Operating Officer

Date:	May 14, 2009	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer