Form 10-Q
period 2010-03-31
SPHERIX INC
filed 2010-05-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2010
Common Stock, $0.005 par value	17,150,648

Spherix Incorporated

Form 10-Q

For the Quarter Ended March 31, 2010

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$332,291	$360,670

Operating expense
Direct costs	119,629	130,542
Research and development expense	1,311,879	1,561,389
Selling, general and administrative expense	1,050,647	759,270
Total operating expense	2,482,155	2,451,201

Loss from operations	(2,149,864)	(2,090,531)
Interest income	1,988	24,447
Loss before taxes	(2,147,876)	(2,066,084)

Income tax expense	—	—

Net loss	$(2,147,876)	$(2,066,084)

Net loss per share, basic	$(0.13)	$(0.14)
Net loss per share, diluted	$(0.13)	$(0.14)

Weighted average shares outstanding, basic	17,150,648	14,357,162
Weighted average shares outstanding, diluted	17,150,648	14,357,162

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$6,263,047	$9,026,002
Short-term investments held to maturity	375,003	375,003
Trade accounts receivable	308,010	274,153
Other receivables	909	948
Prepaid expenses and other assets	161,619	209,255
Total current assets	7,108,588	9,885,361

Property and equipment, net	207,961	225,958
Patents, net of accumulated amortization of $46,173 and $44,657	6,847	8,364
Deposit	35,625	35,625
Total assets	$7,359,021	$10,155,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,224,882	$1,714,140
Accrued salaries and benefits	288,044	388,665
Deferred revenue	79,604	90,915
Total current liabilities	1,592,530	2,193,720

Deferred compensation	535,000	580,000
Deferred rent	103,346	109,712
Total liabilities	2,230,876	2,883,432

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 17,231,086 issued, and 17,150,648 shares outstanding at March 31, 2010 and December 31, 2009	86,155	86,155
Paid-in capital in excess of par value	33,603,655	33,599,510
Treasury stock, 80,438 shares, at cost at March 31, 2010 and December 31, 2009	(464,786)	(464,786)
Accumulated deficit	(28,096,879)	(25,949,003)
Total stockholders’ equity	5,128,145	7,271,876
Total liabilities and stockholders’ equity	$7,359,021	$10,155,308

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(2,147,876)	$(2,066,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,514	22,908
Stock-based compensation	4,145	7,940
Changes in assets and liabilities:
Trade accounts receivable	(33,818)	91,725
Other receivables	—	23,542
Prepaid expenses and other assets	47,636	105,619
Accounts payable and accrued expenses	(589,879)	317,141
Deferred rent	(6,366)	(6,612)
Deferred compensation	(45,000)	(25,000)
Deferred revenue	(11,311)	37,076
Net cash used in operating activities	(2,762,955)	(1,491,745)

Cash flows from investing activities
Purchase of short-term investments	—	(134,918)
Net cash used in investing activities	—	(134,918)

Net decrease in cash and cash equivalents	(2,762,955)	(1,626,663)
Cash and cash equivalents, beginning of period	9,026,002	9,404,843

Cash and cash equivalents, end of period	$6,263,047	$7,778,180

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Consolidated Financial Statements

(Unaudited)

1.         Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010, the results of its operations for the three-month periods ended March 31, 2010 and 2009, and its cash flows for the three-month periods ended March 31, 2010 and 2009.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2009.

The Company operates via two principal segments, Biospherics and Health Sciences.  Biospherics seeks to develop one proprietary product for commercial application.  Health Sciences provides technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as providing technical support for the Biospherics segment.

The Company has created two wholly-owned subsidiaries, Biospherics Incorporated and Spherix Consulting, Inc., for its two operating segments.  The Company’s Health Sciences contracts are now in the name of Spherix Consulting, Inc. and the Company’s patents are in the name of Biospherics Incorporated.  The subsidiaries began operations on January 1, 2009.  Spherix now provides management, strategic guidance, business development, marketing and other services to its subsidiaries.

2.         Liquidity and Capital Resources

The Company’s working capital was $5.5 million as of March 31, 2010, compared to working capital of $7.7 million as of December 31, 2009.  The Company has incurred substantial development costs in its efforts to explore whether D-tagatose is an effective treatment for Type 2 diabetes.  The Company has financed its development activities through the remaining proceeds received from the 2007 sale of InfoSpherix and the November 2009 stock placement.

Over the next 12 months, the Company expects that it will need to expend between $8 million and $11 million to complete the Phase 2 and Phase 3 trials and to fund its market development and commercialization activities.  The total cost of completing the trials is difficult to determine and can be affected by any number of factors including, but not limited to, the time to complete the trials.

The Company expects that it will need to raise additional funds in 2010 to continue operations.  Management’s intention is to delay raising such funds until after the Phase 3 efficacy results have been announced following the completion of that portion of the trial later in 2010.

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

3.         Concentrations of Credit Risk

The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Corporation up to $250,000.  At March 31, 2010, the Company’s cash and cash equivalents in excess of the FDIC limits were $5.8 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

4.         Use of Estimates and Assumptions

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

5.         New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for Revenue Recognition, which establishes that multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our results of operations and financial position.

In January 2010, the FASB revised the authoritative guidance for Fair Value Measurements and Disclosures, which establishes new disclosures for fair value measurements and provides clarification for existing disclosures requirements. The majority of the new disclosure requirements became effective for us on January 1, 2010. Certain of the disclosure requirements will be effective for us on January 1, 2011. As this revision only requires enhanced disclosures, the adoption of this revision did not have a material effect on our consolidated financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

In April 2010, the FASB revised the authoritative guidance for Compensation-Stock Compensation, which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of this revision will be effective for us on January 1, 2011. Early adoption is permitted. Adoption of the provisions of this revision is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

6.         Short-term Investments

The Company’s short-term investments consist of investments in debt securities, which mature in one year or less, are held to maturity and valued at amortized cost, which approximates fair value.

7.         Fair Value Measurement

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

8.         Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  At March 31, 2010, none of the Company’s 28,000 outstanding options and none of the warrants to purchase up to 1,187,174 shares of common stock were considered common stock equivalents as the exercise prices were all above the average market price of the Company’s common stock for the period.

9.         Accounting for Stock-Based Compensation

For the three months ended March 31, 2010 and 2009, the Company recognized $2,000 and $3,000, respectively, in stock-based compensation expense relating to stock options awarded in February 2006.

For the three months ended March 31, 2010 and 2009, the Company recognized $2,000 and $5,000 in stock-based compensation expense relating to 11,900 and 30,000 shares of restricted stock the Company granted in August 2009 and August 2007, respectively.  Unrecognized stock compensation expense of $4,000 related to the above restricted stock grants will be recognized over the next six months.

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2010, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	40,500	$2.57
Granted	—	$—
Exercised	—	$—
Expired or forfeited	12,500	$3.41
Outstanding at end of period	28,000	$2.20	0.9	$—

Exercisable at March 31, 2010	28,000	$2.20	0.9	$—

As of March 31, 2010, there were no unvested options to purchase common stock under the plans.

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

Financial information by business segment for the three months ended March 31, 2010 and 2009 is summarized below:

		Three Months Ended March 31,
		2010	2009
Revenue	BioSpherix	$—	$—
	Health Sciences	332,000	361,000
	Total revenue	$332,000	$361,000

Operating Profit (Loss) and Loss Before Income Taxes	BioSpherix	$(1,575,000)	$(1,625,000)
	Health Sciences	100,000	163,000
	General	(675,000)	(628,000)
	Total operating loss	(2,150,000)	(2,090,000)
	Interest income	2,000	24,000
	Loss from operations before income taxes	$(2,148,000)	$(2,066,000)

Identifiable Assets	BioSpherix	$7,000	$13,000
	Health Sciences	308,000	190,000
	General corporate assets	7,044,000	10,323,000
	Total assets	$7,359,000	$10,526,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenue and Direct Costs

Revenue and direct contract costs for the three months ended March 2010 and 2009 were consistent between years and are directly related to the Company’s Health Sciences segment.  The effect, if any, the current recession will have on future quarters is uncertain.

No substantial revenue is expected from the Biospherics segment until the Company is successful in selling or licensing its technology.  As noted below, this is unlikely to occur until the Company’s Phase 3 trial is completed.

Research and Development

Research and development expenditures relate solely to the Biospherics segment and consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, and other expenses related to our efforts to develop D-tagatose for future commercialization.  We expense our research and development costs as they are incurred.

The clinical trials in the use of D-tagatose for the treatment of Type 2 diabetes are the primary focus of the Biospherics segment.  The R&D expenditures for 2010 and 2009 consisted of both the Phase 3 clinical trial and a related Phase 2 Dose Range study.  R&D costs between comparable quarters decreased between 2009 and 2010.  This difference is primarily related to additional costs incurred in 2009 in connection with the expansion of the Phase 3 trial to India.  A minimum of 332 participants must complete the Phase 3 trial in accord with the current protocol.

The Dose Range trial and the efficacy portion of the Phase 3 trial will likely be completed in mid- to late-2010, and the safety portion of the Phase 3 trial will likely be completed in early 2011, based on current enrollment and retention numbers.

As we are approaching the end of the trials, Spherix is conducting a full review of the current processes and program in order to determine the steps we should take to secure FDA approval, assuming our clinical trials are successful.  National thought leaders in clinical management of diabetes, in diabetes drug development, and in FDA regulatory affairs and execution of an NDA have been engaged in advisory boards and consulting projects to advise us on our product development plan in the U.S.  The FDA regulatory climate has changed substantially in the last few years, and the FDA is now tending towards requiring a much larger body of evidence to evaluate drug safety than when Spherix began its Phase 3 studies in 2007.  For example, the FDA has sometimes required additional studies as to potential Cardiovascular risks of the proposed drug, the impact of the drug on individuals with specific pre-existing conditions, and even comparative head-to-head efficacy and safety studies with existing approved drugs.  While we do not yet have final reports from these groups, initial feedback suggests that, in addition to successful current clinical trials, it may be prudent to perform additional work, which may include additional clinical studies, before submission of the NDA application.  We expect final reports on these matters in the second quarter of 2010.  The FDA review process typically takes between one and two years from the date of submission to complete.  Approval of an NDA is at the discretion of the FDA.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of salaries and related expenses for executive finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  The increase in selling, general and administrative costs between 2010 and 2009 are primarily related to the expansion of the Company’s commercialization efforts of D-tagatose as a treatment for Type 2 diabetes.

Interest

Interest revenue in 2010 and 2009 was primarily derived from interest earned on the net proceeds of the sale of the InfoSpherix subsidiary in August 2007 and from the net proceeds of our November 2009 equity offering.  Interest income between years has decreased with the decrease in funds available for investing and the lower rates of return available in the market.

Liquidity and Capital Resources, Consolidated

The Company’s working capital was $5.5 million as of March 31, 2010, compared to working capital of $7.7 million as of December 31, 2009.  The Company has incurred substantial development costs in its efforts to explore whether D-tagatose is an effective treatment for Type 2 diabetes.  The Company has financed its development activities through the remaining proceeds received from the 2007 sale of InfoSpherix and the November 2009 stock placement.

Over the next 12 months, the Company expects that it will need to expend between $8 million and $11 million to complete the Phase 2 and Phase 3 trials and to fund its market development and commercialization activities.  The total cost of completing the trials is difficult to determine and can be affected by any number of factors including, but not limited to, the time to complete the trials.

The Company will need to raise additional funds in 2010 to continue operations.  Management’s intention is to hold off on raising such funds until after the Phase 3 efficacy results have been announced following the completion of that portion of the trial later this year.

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

Part II.  Other Information

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2009, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2009, in connection with the closing of our registered direct offering of common stock and warrants to purchase common stock, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants to purchase up to 82,826 shares of our common stock at an exercise price of $2.875 per share.  The warrants are exercisable at the option of the holder at any time beginning on November 16, 2009 through and including November 16, 2011.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Equity Compensation Plan Information

The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of March 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,000	$2.20	870,200
Equity compensation plans not approved by securities holders	*82,826	$3.25	N/A
Total	110,826		870,200

*The 82,826 warrants were issued in the November 2009 registered direct offering described above.

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

Spherix Incorporated
(Registrant)

Date:	May 14, 2010	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief Operating Officer

Date:	May 14, 2010	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer