Form 10-Q
period 2010-06-30
SPHERIX INC
filed 2010-08-13
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2010
Common Stock, $0.005 par value	17,150,648 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended June 30, 2010

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$327,139	$332,241	$659,430	$692,911

Operating expense
Direct costs	(112,270)	(109,123)	(231,899)	(239,665)
Research and development expense	(1,544,605)	(1,133,962)	(2,856,484)	(2,695,351)
Selling, general and administrative expense	(1,230,103)	(649,096)	(2,280,750)	(1,408,366)
Total operating expense	(2,886,978)	(1,892,181)	(5,369,133)	(4,343,382)

Loss from operations	(2,559,839)	(1,559,940)	(4,709,703)	(3,650,471)
Interest income	2,228	5,400	4,216	29,847
Loss before taxes	(2,557,611)	(1,554,540)	(4,705,487)	(3,620,624)

Income tax expense	—	—	—	—

Net loss	$(2,557,611)	$(1,554,540)	$(4,705,487)	$(3,620,624)

Net loss per share, basic	$(0.15)	$(0.11)	$(0.27)	$(0.25)
Net loss per share, diluted	$(0.15)	$(0.11)	$(0.27)	$(0.25)

Weighted average shares outstanding, basic	17,150,648	14,357,162	17,150,648	14,357,162
Weighted average shares outstanding, diluted	17,150,648	14,357,162	17,150,648	14,357,162

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$4,585,803	$9,026,002
Short-term investments, held to maturity	125,000	375,003
Trade accounts receivable, net	286,102	274,153
Other receivables	28,886	948
Prepaid expenses and other assets	95,141	209,255
Total current assets	5,120,932	9,885,361

Property and equipment, net	189,964	225,958
Patents, net of accumulated amortization of $41,622 and $38,588	5,330	8,364
Deposit	35,625	35,625
Total assets	$5,351,851	$10,155,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,651,338	$1,714,140
Accrued salaries and benefits	396,896	388,665
Deferred revenue	65,932	90,915
Total current liabilities	2,114,166	2,193,720

Deferred compensation	540,000	580,000
Deferred rent	95,879	109,712
Total liabilities	2,750,045	2,883,432

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 17,231,086 issued, and 17,150,648 shares outstanding at June 30, 2010 and December 31, 2009	86,155	86,155
Paid-in capital in excess of par value	33,634,927	33,599,510
Treasury stock, 80,438 shares, at cost at June 30, 2010 and December 31, 2009	(464,786)	(464,786)
Accumulated deficit	(30,654,490)	(25,949,003)
Total stockholders’ equity	2,601,806	7,271,876
Total liabilities and stockholders’ equity	$5,351,851	$10,155,308

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(4,705,487)	$(3,620,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,028	45,349
Loss on disposal of assets	—	5,599
Bad debt expense	40,000	—
Stock-based compensation	35,417	15,880
Changes in assets and liabilities:
Accounts receivable	(51,949)	(58,014)
Other receivables	(27,938)	31,081
Prepaid expenses and other assets	114,114	107,992
Accounts payable and accrued expenses	(54,571)	197,584
Deferred rent	(13,833)	(14,292)
Deferred compensation	(40,000)	(75,000)
Deferred revenue	(24,983)	56,969
Net cash used in operating activities	(4,690,202)	(3,307,476)

Cash flow from investing activities
Proceeds from the maturity of short-term investments	250,003	295,088
Proceeds from the sale of fixed assets	—	500
Net cash provided by investing activities	250,003	295,588

Net decrease in cash and cash equivalents	(4,440,199)	(3,011,888)
Cash and cash equivalents, beginning of period	9,026,002	9,404,843
Cash and cash equivalents, end of period	$4,585,803	$6,392,955

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Consolidated Financial Statements

(Unaudited)

1.         Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2010, the results of its operations for the three-month and six-month periods ended June 30, 2010 and 2009, and its cash flows for the six-month periods ended June 30, 2010 and 2009.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2009.

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

2.         Liquidity and Capital Resources

As of June 30, 2010, the Company had cash and short-term investments of approximately $4.7 million and expects to expend all of this amount within the next six months.  Our working capital was $3.0 million as of June 30, 2010, compared to working capital of $7.7 million as of December 31, 2009.  We have incurred substantial development costs in our efforts to explore whether D-tagatose is an effective treatment for Type 2 diabetes.  We have financed our development activities through the remaining proceeds received from the 2007 sale of InfoSpherix and the November 2009 stock placement.  Over the next 12 months, the Company expects that it will need to expend between $7 million and $9 million to support its development operations.

The Company recently announced that it is actively seeking a pharma partner to continue the diabetes development and that it will also explore D-tagatose as a potential treatment for high triglycerides.  Accordingly, the Company has terminated the safety portion of its Phase 3 diabetes clinical trial and expects to shift its research and development focus to D-tagatose as a treatment for triglycerides.

We will need to raise additional funds in 2010 to continue operations and will likely require additional capital raises thereafter to fully pursue the triglycerides opportunity.

Fundraising will likely require the issuance of additional Company equity securities and a purchaser of such securities will likely insist that such securities be registered securities.

In November 2009, we obtained net proceeds of approximately $6 million in a registered direct primary offering.  The common stock issued in the offering and the common stock which may be issued upon exercise of warrants issued in the offering have been registered under a Form S-3 registration statement declared effective by the Securities and Exchange Commission (“SEC”) in October 2009.

Pursuant to SEC rules, the Company may not be in a position to issue additional shares of its common stock in another registered direct primary offering under a Form S-3 registration statement until mid-November 2010.  On July 2, 2010, the Company filed a Form S-1 registration statement with the SEC to begin the process of raising additional capital.

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

3.         Concentrations of Credit Risk

The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2010, the Company’s cash and cash equivalents in excess of the FDIC limits were $4.4 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

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

5.         New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued ASC Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our results of operations and financial position.

OtherAccounting Standard Updates issued during the six months ended June 30, 2010 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

6.         Short-term Investments

The Company’s short-term investments consist of investments in debt securities held to maturity, which mature in one year or less, and are valued at amortized cost, which approximates fair value.

7.         Fair Value Measurements

The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily short-term investments, accounts receivable, and accounts payable, which are reported at historical value. The fair value of these financial assets and liabilities approximates their fair value because of their short duration.

8.                          Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as all common stock equivalents are antidilutive because of the loss position.  At June 30, 2010, 12,188 of the Company’s 63,088 outstanding options and 1,187,174 outstanding warrants were considered common stock equivalents as the exercise prices of these options were all below the average market price of the Company’s common stock for the period.  At December 31, 2009, none of the Company’s 40,500 outstanding options or 1,187,174 warrants were considered common stock equivalents as the exercise prices were all above the average market price of the Company’s common stock for the period.

9.         Accounting for Stock-Based Compensation

For the three- and six-months ended June 30, 2010, the Company recognized $28,772 and $30,417 in stock-based compensation expense relating to 35,088 and 28,000 stock options awarded in May 2010 and February 2006, compared to $3,000 and $7,000 for the three- and six-months ended June 30, 2009, respectively.  As of June 30, 2010, there were no unvested options to purchase common stock under the plans.

For the three- and six-months ended June 30, 2010, the Company recognized $3,000 and $5,000 in stock-based compensation expense relating to 11,900 and 30,000 shares in restricted stock the Company granted in August 2009 and 2007, compared to $5,000 and $9,000 for the three- and six-months ended June 30, 2009, respectively.

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2010, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	40,500	$2.57
Granted	35,088	$1.14
Exercised	—
Expired or forfeited	12,500	$3.41
Outstanding at June 30, 2010	63,088	$1.61	3.0	$7,368

Exercisable at June 30, 2010	63,088	$1.61	3.0	$7,368

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

Financial information by business segment for the three and six months ended June 30, 2010 and 2009 is summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Revenue	Biospherics	$—	$—	$—	$—
	Health Sciences	327,000	332,000	659,000	693,000
	Total revenue	$327,000	$332,000	$659,000	$693,000

Operating (Loss) Income	Biospherics	$(1,900,000)	$(1,202,000)	$(3,474,000)	$(2,828,000)
and Loss Before	Health Sciences	54,000	186,000	155,000	349,000
Income Taxes	General	(714,000)	(544,000)	(1,390,000)	(1,172,000)
	Total operating loss	(2,560,000)	(1,560,000)	(4,709,000)	(3,651,000)
	Interest income	2,000	5,000	4,000	30,000
	Loss from operations
	before income taxes	$(2,558,000)	$(1,555,000)	$(4,705,000)	$(3,621,000)

		June 30,	Dec 31,
		2010	2009
Identifiable Assets	Biospherics	$5,000	$8,000
	Health Sciences	314,000	274,000
	General corporate assets	5,033,000	9,873,000
	Total assets	$5,352,000	$10,155,000

12.      Subsequent Events

The Company evaluated all events or transactions after June 30, 2010 through the date the financial statements were issued.  During this period, the Company did not have any significant subsequent events.

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

Biospherics is dedicated to development of D-tagatose.  Until June 2010, this development was limited to developing D-tagatose as a novel, first-in-class treatment for Type 2 diabetes.  The Company recently announced that it will actively seek a pharma partner to continue the diabetes development and that it will also explore D-tagatose as a potential treatment for high triglycerides, a risk factor for atherosclerosis, myocardial infarction, and stroke.

Tagatose, a naturally occurring sugar, is a low-calorie, full-bulk sweetener previously approved by the Food and Drug Administration (“FDA”) as a GRAS (Generally Recognized As Safe) food ingredient.  It is a true sugar that looks, feels, and tastes like table sugar.  During human safety studies supporting food use, we discovered and patented a number of health and medical uses for D-tagatose.  We hold the patents for use of D-tagatose as a treatment for Type 2 diabetes and the license for the pending PCT (Patent Cooperation Treaty) patents for D-tagatose in new formulations as a treatment for high blood triglycerides.  The use patents for D-tagatose as a treatment for Type 2 diabetes expire in 2012, not including extensions.  If approved for use as a drug by the FDA as a treatment for Type 2 diabetes, we believe we will be eligible for a five-year New Chemical Entity (“NCE”) exclusivity period following FDA approval.  Similar legislation in Europe could provide seven years of market exclusivity in the European Union, if approved by the European Medicines Agency (EMA).  If patents are awarded for the drugs for treatment of hypertriglyceridemia, twenty years of market exclusivity would be obtained in the USA.  Exclusivity in other countries could also be obtained by filing individual applications in countries covered by the PCT.

Diabetes

We are currently conducting a Phase 3 trial to determine efficacy of D-tagatose as a treatment for Type 2 diabetes and a Phase 2 Dose Range trial to evaluate the effectiveness of lower doses of D-tagatose in treating Type 2 diabetes.  D-tagatose is believed to depress elevations of blood sugar levels in diabetic patients by increasing glycogen synthesis while decreasing glycogen utilization, resulting in an improvement of blood sugar control and modulation of HbA1c.  HbA1c is a key indicator that measures glycated hemoglobin in the blood and is a measure of long-term control of blood glucose.  Glucose is a sugar molecule that serves as a primary energy storage mechanism and glycogen is a molecule that functions as secondary long-term energy storage in humans.  D-tagatose works in part by affecting glycogen levels.

We have obtained a blinded interim analysis in the Phase 3 trial, which does not affect the statistical power of the trial, as well as an unblinded interim analysis of the Phase 2 trial.

Results of the blinded interim data analysis of the Phase 3 trial demonstrate a significant reduction in variability of HbA1c levels, the primary endpoint of the trial.  The results suggest the study is powered sufficiently and the planned sample size may be adequate to detect a statistically significant reduction of HbA1c as low as 0.5 percentage point change.  The observed data to-date indicate the change in variability of HbA1c from baseline is favorable, and suggest that the current sample size gives the study sufficient power to achieve the statistical significance.

In addition, preliminary data from the Phase 2 Dose Range study demonstrates reductions of HbA1c levels at doses lower than those used in the current Phase 3 trial.  The doses being tested are: 2.5, 5.0, and 7.5 g, which are administered orally with meals, three times daily.  After 6 months on drug, patients in the 7.5 g group experienced an average reduction of 0.3% in HbA1c over those of the 2.5 g group. Over the same period, the 5.0 g group averaged a reduction in HbA1c of 0.05% over those from the 2.5 g group.  D-tagatose appears to begin showing an effect on HbA1c within the range of doses selected for this minimum-dose study.  The ongoing Phase 3 efficacy study is being conducted at a 15 g dose, three times a day.

Over the course of the Dose Range study, D-tagatose also changed the average serum triglycerides of the patients by -59 mg/dl by the end of the first month on therapy, a decrease from baseline at visit 2 (month 2) that remained at -41 mg/dl by the end of the 6 months of the trial.  D-tagatose also changed serum LDL by an average -13 mg/dl by the end of the first month on therapy, while serum HDL was essentially unchanged (+0.9 mg/dl). The LDL:HDL ratio was improved for two of the three dose groups by an average of 0.3.

The Company expects to announce efficacy results of the Phase 3 trial by mid-September 2010 and anticipates completion of the Phase 2 Dose Range trial by the end of 2010.

Notwithstanding the favorable interim results and our expectation that the final results of our clinical trials will also be favorable, the cost burden of developing drugs specifically for diabetes has increased significantly within the last few years under evolving and more stringent FDA guidelines.  A company-commissioned analysis estimates it would take several additional years of clinical trials and could cost as much as several hundred million dollars to achieve a New Drug Application (“NDA”) filing for D-tagatose under current FDA guidelines.  European regulatory requirements are significantly lower and we believe Europe represents a better opportunity for development, especially given the longer exclusivity period granted to a new chemical entity.  We have determined that continued development of D-tagatose as a treatment for Type 2 diabetes requires the involvement of a pharma partner with the resources needed to fund the rest of the development and to bring it to market.  The results from the Phase 3 trial will be pivotal in these negotiations, and we expect that the Phase 3 data will show a robust proof of concept demonstrating safety and efficacy for D-tagatose for Type 2 diabetes, potentially making it an attractive candidate for further development by a pharma company.  Accordingly, we are actively seeking a strategic relationship with a pharma company for the continued development of D-tagatose as a treatment for Type 2 diabetes.

Triglycerides

Secondary endpoints of our diabetes trials include triglyceride measurements.  High triglyceride levels are sometimes a symptom of conditions associated with heart disease such as obesity and metabolic syndrome, which is a condition associated with elevated glucose levels as well as excess fat around the waist, high blood pressure, high triglycerides and low HDL cholesterol.  Interim results of our Phase 2 Dose Range Study demonstrate a substantial reduction in triglycerides from patients who received 7.5 grams of D-tagatose compared to patients who received 2.5 grams of D-tagatose.  We anticipate that the data from the Phase 3 trial to be announced by mid-September 2010 will further confirm this relationship and, if so confirmed, we will shift our research and development focus to treatment of elevated triglycerides.

The program to investigate D-tagatose as a pharmaceutical agent to lower serum triglycerides will begin this year.  As per a normal pharmaceutical development plan, initial studies may include appropriate animal models in order to fully explore the mechanism of action on lipid metabolism, including triglycerides as well as LDL and HDL cholesterol.  The commercial intent of the triglyceride program is to develop a formulation, dose and dosing regimen appropriate for the lipid market segment and uniquely different from the diabetes market.  Thus, Spherix’s intent is to develop a completely new, second brand for triglycerides, separate from the diabetes brand.  Our goal is to produce a robust proof of concept in a Phase 2 clinical study, and then seek a pharma partner for further development of the triglycerides drug product.  We estimate that it will likely take up to three years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-3 years to complete all necessary studies for an NDA filing.

We expect to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue.  We intend to finance our development activities through the remaining proceeds received from the 2007 sale of InfoSpherix, the net proceeds of the November 2009 registered direct equity offering and additional funds we will seek to raise through the sale of additional stock in the future.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenue and Direct Costs

Revenue and direct costs for the three and six months ended June 30, 2010 were consistent between years and are directly related to the Company’s Health Sciences segment.

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

The clinical trials in the use of D-tagatose for the treatment of Type 2 diabetes have been the primary focus of the Biospherics segment.  The R&D expenditures for 2010 and 2009 consisted of both the Phase 3 clinical trial and a related Phase 2 Dose Range study.  The increase in R&D costs for the three months period ended June 30, 2010 over the same period in 2009 of $411,000 (36%) are related to concluding procedures for the Phase 3 trial.

The Dose Range trial and the efficacy portion of the Phase 3 trial will likely be completed in the second half of 2010.  As we have determined that it would take several additional years of clinical trials and could cost as much as several hundred million dollars to seek and obtain FDA approval for D-tagatose as a diabetes drug, the safety portion of the Phase 3 trial has been terminated.  We are actively seeking a pharma partner to continue the development of D-tagatose as a treatment for Type 2 diabetes.

Selling, General and Administrative

Our selling, general and administrative (S,G&A) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A expenses for the three and six months ended June 30, 2010 increased $541,000 (83%) and $832,000 (59%) over those of the prior year.  The increase in S,G&A costs between 2010 and 2009 are primarily related to the expansion of the Company’s commercialization efforts of D-tagatose as a treatment for Type 2 diabetes and high-triglycerides.

Interest

Interest revenue in 2010 and 2009 was primarily derived from interest earned on the net proceeds of the sale of the InfoSpherix subsidiary in August 2007 and from the net proceeds of our November 2009 equity offering.  Interest income for the six months ended June 30, 2010 decreased by $26,000 with the decrease in funds available for investing and the lower rates of return available in the market compared to the same period in 2009.

Liquidity and Capital Resources, Consolidated

As of June 30, 2010, the Company had cash and short-term investments of approximately $4.7 million and expects to expend all of this amount within the next six months.  Our working capital was $3.0 million as of June 30, 2010, compared to working capital of $7.7 million as of December 31, 2009.   We have incurred substantial development costs in our efforts to explore whether D-tagatose is an effective treatment for Type 2 diabetes.  We have financed our development activities through the remaining proceeds received from the 2007 sale of InfoSpherix and the November 2009 stock placement.  Over the next 12 months, the Company expects that it will need to expend between $7 million and $9 million to support its development operations.

The Company recently announced that it is actively seeking a pharma partner to continue the diabetes development and that it will also explore D-tagatose as a potential treatment for high triglycerides.  Accordingly, the Company has terminated the safety portion of its Phase 3 diabetes clinical trial and expects to shift its research and development focus to D-tagatose as a treatment for triglycerides.

We will need to raise additional funds in 2010 to continue operations and will likely require additional capital raises thereafter to fully pursue the triglycerides opportunity.

Fundraising will likely require the issuance of additional Company equity securities and a purchaser of such securities will likely insist that such securities be registered securities.

In November 2009, we obtained net proceeds of approximately $6 million in a registered direct primary offering.  The common stock issued in the offering and the common stock which may be issued upon exercise of warrants issued in the offering have been registered under a Form S-3 registration statement declared effective by the Securities and Exchange Commission (“SEC”) in October 2009.

Pursuant to SEC rules, the Company may not be in a position to issue additional shares of its common stock in another registered direct primary offering under a Form S-3 registration statement until mid-November 2010.  On July 2, 2010, the Company filed a Form S-1 registration statement with the SEC to begin the process of raising additional capital.

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

Part II.  Other Information

Item 1A.     Risk Factors

An investment in our securities involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment.  There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by any forward-looking statement.  In particular, you should consider the numerous risks outlined below.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

WE MAY NOT BE ABLE TO FIND A STRATEGIC PARTNER FOR OUR DIABETES DRUG CANDIDATE.  With the conclusion of the Phase 3 trial, we have scaled back our development of D-tagatose as a treatment for Type 2 diabetes and are actively seeking a strategic partner to continue this development.  We may not locate such a partner or may not negotiate an appropriate strategic relationship agreement.  If we are not successful, we will not obtain any benefits from the substantial investment we have made in these efforts over the past several years.

OUR POTENTIAL TRIGLYCERIDES DRUG IS AT A VERY EARLY STAGE OF DEVELOPMENT.  We will be “starting at the beginning” in our development of a triglycerides drug.  We may begin with animal studies and then progress to human studies and trials.  We expect that it could take up to three years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-3 years to complete all necessary studies for an NDA filing.  There can be no assurance that any of these studies/trials will be successful or that we will develop the necessary proof of concept required to attract a pharma partner.

IF WE ARE UNABLE TO COMPLETE OUR TRIGLYCERIDES CLINICAL TRIAL PROGRAMS SUCCESSFULLY, OR IF SUCH CLINICAL TRIALS TAKE LONGER TO COMPLETE THAN WE PROJECT, OUR ABILITY TO EXECUTE OUR CURRENT BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.  Whether or not and how quickly we complete triglycerides clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database.  Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying.  Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled.  Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates.  They may also incur additional costs if enrollment is increased in order to achieve the desired number of events.  If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner.  In addition, conducting multi-national studies adds another level of complexity and risk.  We are subject to events affecting countries outside the United States.  Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials.  We may also opt to change the delivery method, formulation or dosage, which could affect efficacy results for the drug candidate.  Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

Additionally, we have never filed an NDA or similar application for approval in the United States, or in any country, which may result in a delay in, or the rejection of, our filing of an NDA or similar application.  During the drug development process, regulatory agencies will typically ask questions of drug sponsors.  While we endeavor to answer all such questions in a timely fashion, or in the NDA filing, some questions may remain unanswered by the time we file our NDA.  Unless the FDA opts not to pursue answers to these questions, submission of an NDA may be delayed or rejected.

PRE-CLINICAL TESTING AND CLINICAL DEVELOPMENT ARE LONG, EXPENSIVE AND UNCERTAIN PROCESSES.  IF OUR DRUG CANDIDATES DO NOT RECEIVE THE NECESSARY REGULATORY APPROVALS, WE WILL BE UNABLE TO COMMERCIALIZE OUR DRUG CANDIDATES.  We have not received, and may never receive, regulatory approval for the commercial sale of any of our drug candidates.  We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries.  Pre-clinical testing and clinical development are long, expensive and uncertain processes.  Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product.  It requires the expenditure of substantial resources.  Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval.  The FDA may pose additional questions or request further clinical substantiation.  It may take us many years to complete the testing of our drug candidates and failure can occur at any stage of this process.  Negative or inconclusive results or medical events during a clinical trial could cause us to delay or terminate our development efforts.

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Clinical trials have a high risk of failure.  A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials.  If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be materially impaired.  In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the United States and abroad.  Accordingly, we may encounter unforeseen problems and delays in the approval process.  Although we may engage a clinical research organization with experience in conducting regulatory trials, errors in the conduct, monitoring and/or auditing could potentially invalidate the results.

OUR PATENT PROTECTION MAY NOT BE SUFFICIENT TO PROTECT US.  Our current use patent for D-tagatose as a treatment for Type 2 diabetes expires in 2012.  We are exploring the prospects of extending our exclusivity for D-tagatose for up to an additional five years.  At present we only have rights for patents pending for triglycerides treatment.  There can be no assurance these patents will be issued.

WE DO NOT CURRENTLY HAVE THE RESOURCES TO BECOME A FULL SCALE BIOTECHNOLOGY COMPANY AND WE MAY NOT BE ABLE TO ATTRACT A NECESSARY BUYER/LICENSEE/PARTNER/STRATEGIC PARTNER BEFORE WE EXPEND ALL OF OUR FUNDS.  We intend to continue to develop D-tagatose as a viable triglycerides treatment and to continuously seek a sale, license, or partner.  Our hope and expectation is that as we proceed with the development, incremental successes may allow us to negotiate a favorable transaction.  There can be no assurance, however, that we will have such incremental successes, or even if we achieve them, that we will attract a buyer, licensee or partner.  We have limited resources.  As of June 30, 2010, the Company had cash and short-term investments of approximately $4.7 million and expects to expend all of this amount within the next six months.  We will need to raise additional funds in 2010 to continue operations and will likely require additional capital raises thereafter to fully pursue the triglycerides opportunity and we may not be able to do so in a timely fashion.

REGULATORY AUTHORITIES MAY NOT APPROVE OUR PRODUCT EVEN IF IT MEETS SAFETY AND EFFICACY ENDPOINTS IN CLINICAL TRIALS.  The FDA and foreign regulatory agencies can delay, limit or deny marketing approval for many reasons, including:

·                  a product candidate may not be considered safe or effective;

·                  the manufacturing processes or facilities we have selected may not meet the applicable requirements;  and

·                  changes in approval policies or adoption of new regulations may require additional work on our part.

Any delay in, or failure to receive or maintain, approval for D-tagatose as a treatment for triglycerides could prevent us from ever generating meaningful revenues.

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

OUR FINANCIAL RESOURCES ARE LIMITED AND WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO CONTINUE OUR BUSINESS.  WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING IF NEEDED.  As of June 30, 2010, the Company had cash and short-term investments of approximately $4.7 million and expects to expend all of this amount within the next six months.  Our future capital requirements will depend on many factors, including the progress of the clinical trials and commercialization of D-

tagatose, as well as general and administrative costs.  Over the next 12 months, the Company expects that it will need to expend between $7 million and $9 million to support its development operations.  We will need to raise additional funds in 2010 to continue operations and will likely require additional capital raises thereafter to fully pursue the triglycerides opportunity.  We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable.  Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders.  These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case.

UNSTABLE MARKET CONDITIONS MAY HAVE SERIOUS ADVERSE CONSEQUENCES ON OUR BUSINESS.  The recent economic downturn and market instability have made the business climate more volatile and more costly.  Our general business strategy may be adversely affected by unpredictable and unstable market conditions, including:

·                  one or more of our current service providers, manufacturers and other partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our goals on schedule and on budget;

·                  demand for our consulting services may decrease resulting in a decrease in revenue;

·                  our ability to collect on trade receivables may be negatively impacted by slow payments or bad debt;

·                  our efforts to raise additional capital may be negatively impacted;

·                  additional funding may not be available or, if it is available, may not be on terms and conditions we deem acceptable;

·                  any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders; and

·                  failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy, financial performance, and stock price and could require us to delay or abandon the clinical development plans.

IF CLINICAL TRIALS OF D-TAGATOSE ARE PROLONGED, DELAYED OR SUSPENDED, IT MAY TAKE SIGNIFICANTLY LONGER AND COST SUBSTANTIALLY MORE TO OBTAIN APPROVAL FOR OUR DRUG CANDIDATE AND ACHIEVE PROFITABILITY, IF AT ALL.  Each delay makes it more likely that we will need additional financing to complete our clinical trials.  We cannot predict whether we will encounter additional problems that will cause us or regulatory authorities to delay or suspend the clinical trial, or delay the analysis of data from the trials.  Any of the following could delay the clinical development of our drug candidates:

·                  ongoing discussions with the FDA regarding the scope or design of our trial;

·                  delays in receiving, or the inability to obtain, required approvals from reviewing entities at clinical sites selected for participation in our trial;

·                  a lower than anticipated retention rate of patients in the trial;

·                  the need to repeat the trial or conduct another trial as a result of inconclusive or negative results or unforeseen complications in testing;

·                  inadequate supply or deficient quality of materials necessary to conduct our trial;

·                  serious and unexpected drug-related side effects experienced by participants in our clinical trials;

·                  the placement by the FDA of a clinical hold on a trial; or

·                  any restrictions on or post-approval commitments with regard to any regulatory approval we ultimately obtain that render the drug candidate not commercially viable.

WE WILL RELY ON THIRD PARTIES TO CONDUCT PORTIONS OF OUR TRIALS, AND THOSE THIRD PARTIES MAY NOT PERFORM SATISFACTORILY.  We will rely on third parties to enroll qualified patients, conduct our trials, provide services in connection with such trials, and coordinate and oversee significant aspects of the trials.  Our reliance on these third parties for clinical development activities reduces our control over these activities.  Accordingly, these third party contractors may not complete activities on schedule, or may not conduct our trials in accordance with regulatory requirements or the trial design.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them or we may be required to provide these services with our own personnel.  Although we believe there are a number of third party contractors we could engage to continue these activities, replacing a third party contractor may result in a delay or affect the trial.  If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidate may be delayed.

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

WE DO NOT HAVE INTERNAL MANUFACTURING CAPABILITIES, AND IF WE FAIL TO DEVELOP AND MAINTAIN SUPPLY RELATIONSHIPS WITH OUTSIDE MANUFACTURERS, WE MAY BE UNABLE TO DEVELOP OR COMMERCIALIZE D-TAGATOSE.  Our ability to develop and commercialize D-tagatose will depend in part on our ability to arrange for other parties to manufacture D-tagatose at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.  If we are unable to enter into or maintain commercial-scale manufacturing agreements on acceptable terms, or if we are unable to successfully bridge material from a manufacturer to the material initially used in the trials, the development and commercialization of D-tagatose could be delayed, which would adversely affect our ability to generate revenues and would increase our expenses.

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WOULD PREVENT MARKETING OF D-TAGATOSE.  We intend to have D-tagatose marketed both inside and outside of the United States.  In order to market D-tagatose in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ from that required to obtain FDA approval.  The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval.  We may not obtain foreign regulatory approvals on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.  We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.  The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

EVEN IF OUR CLINICAL TRIALS ARE SUCCESSFUL, WE MAY NOT HAVE A COMMERCIALLY VIABLE DRUG OR PRODUCT.  We have a number of hurdles to overcome to have a commercially viable drug or product even assuming our clinical trials are successful, including:

·      We must secure one or more manufacturers for D-tagatose and we must bridge the materials supplied by the current manufacturer(s) to the previously supplied materials to gain FDA approval.

·      We must demonstrate that the product will be accepted in the market place.  Even if the clinical trial is successful, the market may not accept the drug formulation or dosing, which would be three times a day in powder form for diabetes treatment.

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT D-TAGATOSE, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT REVENUES FROM PRODUCT SALES.  Even if we obtain regulatory approval for D-tagatose, it may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

·      timing of market introduction of competitive drugs;

·      lower demonstrated clinical safety and efficacy compared to other drugs;

·      lack of cost-effectiveness;

·      lack of availability of reimbursement from managed care plans and other third-party payors;

·      inconvenient administration;

·      prevalence and severity of adverse side effects;

·      drug interactions with other widely prescribed medications;

·      potential advantages of alternative treatment methods;

·      safety concerns with similar drugs marketed by others;

·      the reluctance of the target population to try new therapies and of physicians to prescribe these therapies;  and

·      ineffective sales, marketing and distribution support.

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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE WILL SUSTAIN LOSSES IN THE FUTURE.  We have incurred losses from continuing operations in prior years, including 2009 and 2008. Our net losses from continuing operations before taxes for the years ended December 31, 2009 and 2008 were $9.1 million and $6.2 million, respectively.  The Company’s cumulative deficit was $30.7 million at June 30, 2010.  We expect to incur substantial losses in 2010 and thereafter until we find a purchaser/licensee.  The Company’s total cash used through the six months ended June 30, 2010 was $4.4 million.  We may not return to profitable operations.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS THAT WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK.  Our common stock has traded as low as $0.25 and as high as $4.15 between January 1, 2009 and June 30, 2010. Some of the factors leading to this volatility include:

·      relatively small amounts of our stock trading on any given day;

·      fluctuations in our operating results;

·      announcements of technological innovations or new products that we or our competitors make;

·      developments with respect to patents or proprietary rights; and

·      recent economic downturn and market instability.

OUR COMMON STOCK WILL BE DELISTED FROM NASDAQ CAPITAL MARKET SYSTEM IF WE FAIL TO COMPLY WITH CONTINUED LISTING STANDARDS.  Our common stock is currently traded on the NASDAQ Capital Market under the symbol “SPEX.”  If we fail to meet any of the continued listing standards of the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market.  These continued listing standards include specifically enumerated criteria, such as:

·      a $1.00 minimum closing bid price;

·      shareholders’ equity of $2.5 million;

·      500,000 shares of publicly-held common stock with a market value of at least $1 million;

·      300 round-lot stockholders; and

·      compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

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

Minimum Shareholder Equity Requirement

At September 30, 2008, the Company’s stockholders’ equity fell below the $10 million limit required for continued listing on the NASDAQ Global Market.  Accordingly, the Company transferred its listing from the NASDAQ Global Market to the NASDAQ Capital Market, which has a lower stockholders’ equity limit of $2.5 million.  At June 30, 2010, the Company’s stockholders’ equity was $2.6 million.

In the future, if our common stock were to fail to meet the minimum bid price requirement or any of the other listing requirements it could be delisted from the NASDAQ Capital Market.  In that case, trading of our common stock most likely will be conducted in the over-the-counter market (“OTC”) Bulletin Board market, an electronic bulletin board established for unlisted securities.  Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

BECAUSE OF THE RIGHTS AGREEMENT AND “ANTI-TAKEOVER” PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS, A THIRD PARTY MAY BE DISCOURAGED FROM MAKING A TAKEOVER OFFER THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.  In 2001, we adopted a shareholder rights plan.  The effect of this rights plan and of certain provisions of our Certificate of Incorporation, By-Laws, and the anti-takeover provisions of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, even if the acquisition or the replacements would be beneficial to our stockholders.  These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.  As of June 30, 2010, our Officers and Directors and their affiliates owned approximately 14.9% of the outstanding shares of our common stock.  As a result, our Officers and Directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these stockholders could prevent or frustrate attempts to effect a transaction that is in the best interests of the other stockholders and could also discourage others from seeking to purchase our common stock, which might depress the price of our common stock.

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

Spherix Incorporated
(Registrant)

Date:	August 13, 2010	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	August 13, 2010	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer