Form 10-Q
period 2010-09-30
SPHERIX INC
filed 2010-11-12
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2010
Common Stock, $0.005 par value	21,355,872 shares

Form 10-Q

For the Quarter Ended September 30, 2010

Spherix Incorporated

Spherix Incorporated

Part I.  Financial Information

Item 1.    Financial Statements

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Revenue	$368,838	$378,365	$1,028,268	$1,071,276

Operating expense
Direct costs	(121,841)	(125,653)	(353,740)	(365,318)
Research and development expense	(1,453,987)	(1,435,282)	(4,310,471)	(4,130,633)
Selling, general and administrative expense	(933,507)	(974,972)	(3,214,257)	(2,383,338)
Total operating expense	(2,509,335)	(2,535,907)	(7,878,468)	(6,879,289)

Loss from operations	(2,140,497)	(2,157,542)	(6,850,200)	(5,808,013)
Interest income	1,054	5,386	5,270	35,233
Loss before taxes	(2,139,443)	(2,152,156)	(6,844,930)	(5,772,780)

Income tax expense	—	—	—	—

Net loss	$(2,139,443)	$(2,152,156)	$(6,844,930)	$(5,772,780)

Net loss per share, basic	(0.12)	(0.15)	(0.40)	(0.40)
Net loss per share, diluted	(0.12)	(0.15)	(0.40)	(0.40)

Weighted average shares outstanding, basic	17,150,648	14,385,810	17,150,648	14,371,452
Weighted average shares outstanding, diluted	17,150,648	14,385,810	17,150,648	14,371,452

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Balance Sheets

	Sept. 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,866,832	$9,026,002
Short-term investments, held to maturity	—	375,003
Trade accounts receivable, net	349,201	274,153
Other receivables	34,837	948
Prepaid expenses and other assets	43,854	209,255
Total current assets	3,294,724	9,885,361

Property and equipment, net of accumulated depreciation of $180,165 and $126,174	171,967	225,958
Patents, net of accumulated amortization of $49,208 and $44,657	3,813	8,364
Deposits	35,625	35,625
Total assets	$3,506,129	$10,155,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,659,310	$1,714,140
Accrued salaries and benefits	488,964	388,665
Deferred revenue	255,413	90,915
Total current liabilities	2,403,687	2,193,720

Deferred compensation	550,000	580,000
Deferred rent	88,412	109,712
Total liabilities	3,042,099	2,883,432

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized; 17,237,110 and 17,231,086 issued, and 17,156,672 and 17,150,648 shares outstanding at September 30, 2010 and December 31, 2009	86,185	86,155
Paid-in capital in excess of par value	33,636,564	33,599,510
Treasury stock, 80,438 shares, at cost at September 30, 2010 and December 31, 2009	(464,786)	(464,786)
Accumulated deficit	(32,793,933)	(25,949,003)
Total stockholders’ equity	464,030	7,271,876
Total liabilities and stockholders’ equity	$3,506,129	$10,155,308

See accompanying notes to financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept. 30,
	2010	2009
Cash flows from operating activities
Net loss	$(6,844,930)	$(5,772,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,542	64,863
Loss on disposal of assets	—	5,399
Bad debt expense	40,000	—
Stock-based compensation	37,084	71,548
Changes in assets and liabilities:
Accounts receivable	(115,048)	(203,507)
Other receivables	(33,889)	35,688
Prepaid expenses and other assets	165,401	275,994
Accounts payable and accrued expenses	45,469	503,872
Deferred rent	(21,300)	(20,658)
Deferred compensation	(30,000)	(60,000)
Deferred revenue	164,498	77,004
Net cash used in operating activities	(6,534,173)	(5,022,577)

Cash flow from investing activities
Proceeds from the maturity of short-term investments	375,003	909,432
Proceeds from the sale of fixed assets	—	700
Net cash provided by investing activities	375,003	910,132

Net decrease in cash and cash equivalents	(6,159,170)	(4,112,445)
Cash and cash equivalents, beginning of period	9,026,002	9,404,843
Cash and cash equivalents, end of period	$2,866,832	$5,292,398

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010, the results of its operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and its cash flows for the nine-month periods ended September 30, 2010 and 2009.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure, for the year ended December 31, 2009.

The Company operates via two principal segments, Biospherics and Health Sciences.  Biospherics seeks to develop proprietary products for commercial application.  Health Sciences provides technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as providing technical support for the Biospherics segment.

The Company has created two wholly-owned subsidiaries, Biospherics Incorporated and Spherix Consulting, Inc., for its two operating segments.  The Company’s Health Sciences contracts are in the name of Spherix Consulting, Inc. and the Company’s patents are in the name of Biospherics Incorporated.  The Company provides management, strategic guidance, business development, marketing and other services to its subsidiaries.

2.             Liquidity and Capital Resources

During 2009 and 2010 the Company has incurred substantial costs in the development of D-tagatose as a treatment for Type 2 diabetes, including a recently completed Phase 3 clinical trial and a related Phase 2 Dose Range trial.  We have funded these costs from the cash we received in the 2007 sale of InfoSpherix and the net proceeds of our November 2009 registered direct equity offering.

In October 2010, we obtained net proceeds of approximately $4.9 million in a separate registered offering.  The common stock which may be issued upon the conversion of the Series B convertible preferred stock and the exercise of warrants issued in the offering have been registered under a Form S-1 registration statement declared effective by the Securities and Exchange Commission (“SEC”) in October 2010.

We expect to continue to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue.  We intend to finance our development activities through the remaining proceeds of the November 2009 registered direct equity offering and the October 2010 registered direct equity offering, as well as additional funds we will seek to raise through the sale of additional stock in the future.

The Company expects that it will need to expend approximately $6 million over the next 12 months to support its currently planned development operations.  This estimate assumes (i) continuing efforts to sell, license, or obtain a partner for the diabetes drug application, (ii) no further significant expenditures for developing D-tagatose as a drug for Type 2 diabetes, (iii) continuing development of D-tagatose as a treatment for high triglycerides, (iv) ongoing operation of the Health Sciences segment at the current level of activity and (v) that the Company raises additional funds to continue its development efforts beyond this 12 month period.

Due to the nature of our business, we will need to raise additional funds on a consistent basis to continue operations and to fully pursue the triglycerides opportunity.  Fundraising will likely require the issuance of additional Company equity securities and a purchaser of such securities will likely insist that such securities be registered securities.

Further, NASDAQ rules require stockholder approval for certain stock issuances constituting 20% or more of a Company’s issued and outstanding stock.  We currently have stockholder approval to conduct an additional offering before the end of November 2010; any 20% or greater offering thereafter would require further stockholder approval.

3.             Concentrations of Credit Risk

The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2010, the Company’s cash and cash equivalents in excess of the FDIC limits were $2.6 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

4.             Use of Estimates and Assumptions

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  Accordingly, actual results could differ from those estimates and assumptions.

5.             New Accounting Pronouncements

In January 2010, new disclosures became effective relating to fair value measurements. These enhanced disclosures have been fully adopted by the Company and are reflected in Note 6 — Short-term Investments and Note 7 — Fair Value Measurements.  The adoption of these disclosure rules had no effect on the Company’s financial position, results of operations or cash flows.

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

6.             Short-term Investments

The Company’s short-term investments consisted of investments in debt securities held to maturity, which matured in one year or less, and were valued at amortized cost, which approximated fair value.

7.             Fair Value Measurements

The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily short-term investments, accounts receivable, and accounts payable, which are reported at historical value. The fair value of these financial assets and liabilities approximates their fair value because of their short duration.  As of September 30, 2010, the Company uses only Level 1 observable inputs such as quoted market prices in active markets for identical assets related to the short-term investments.  There were no transfers between Level 1 and Level 2 investments during the quarter or nine-month period ended September 30, 2010.

8.                          Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as all common stock equivalents are antidilutive because of the loss position.  At September 30, 2010, 16,140 of the Company’s 63,088 outstanding options and 1,187,174 outstanding warrants were considered common stock equivalents as the exercise prices of these options were below the average market price of the Company’s common stock for the period.  At December 31, 2009, none of the Company’s 40,500 outstanding options or 1,187,174 warrants were considered common stock equivalents as the exercise prices were all above the average market price of the Company’s common stock for the period.

9.             Accounting for Stock-Based Compensation

For the three- and nine-months ended September 30, 2010, the Company recognized $0 and $30,000 in stock-based compensation expense relating to 35,088 and 28,000 stock options awarded in May 2010 and February 2006, compared to $3,000 and $10,000 for the three- and nine-months ended September 30, 2009, respectively.  As of September 30, 2010, there were no unvested options to purchase common stock under the plans.

For the three- and nine-months ended September 30, 2010, the Company recognized $2,000 and $7,000 in stock-based compensation expense relating to 38,640 and 30,000 shares in restricted stock the Company granted in 2009 and 2007, compared to $12,000 and $61,000 for the three- and nine-months ended September 30, 2009, respectively.

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2010, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	40,500	$2.57
Granted	35,088	$1.14
Exercised	—
Expired or forfeited	12,500	$3.41
Outstanding at September 30, 2010	63,088	$1.61	2.8	$14,035

Exercisable at September 30, 2010	63,088	$1.61	2.8	$14,035

10.          Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established based upon periodic assessments made by management to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the current tax provision for the period and the change during the period in deferred tax assets and liabilities.  The Company did not recognize a U.S. Federal income tax provision for the first nine months of 2010 or 2009 as the estimated annual effective tax rate was zero.   As of September 30, 2010, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

11.          Commitments and Contingencies

We have agreed to pay our officers one year salary and health and welfare (COBRA) benefits upon termination of their employment by us or following a change of control.

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

Financial information by business segment for the three and nine months ended September 30, 2010 and 2009 is summarized below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Revenue
Biospherics	$—	$—	$—	$—
Health Sciences	369,000	378,000	1,028,000	1,071,000
Total revenue	$369,000	$378,000	$1,028,000	$1,071,000

Operating (Loss) Income and Loss Before Income Taxes
Biospherics	$(1,605,000)	$(1,686,000)	$(5,079,000)	$(4,513,000)
Health Sciences	160,000	205,000	314,000	553,000
General	(695,000)	(676,000)	(2,085,000)	(1,848,000)
Total operating loss	(2,140,000)	(2,157,000)	(6,850,000)	(5,808,000)
Interest income	1,000	5,000	5,000	35,000
Other expenses	—	—		—
Loss from operations before income taxes	$(2,139,000)	$(2,152,000)	$(6,845,000)	$(5,773,000)

	Sept. 30,	Dec. 31,
	2010	2009
Identifiable Assets
Biospherics	$4,000	$8,000
Health Sciences	377,000	274,000
General corporate assets	3,125,000	9,873,000
Total assets	$3,506,000	$10,155,000

13.          Subsequent Events

The Company evaluated all events or transactions after September 30, 2010 through the date the financial statements were issued.

In October 2010, the Company obtained net proceeds of approximately $4.9 million in a registered offering.  The common stock which may be issued upon the conversion of the Series B convertible preferred stock and the exercise of warrants issued in the offering have been registered under a Form S-1 registration statement declared effective by the SEC in October 2010.

At September 30, 2010, the Company’s stockholders’ equity was $0.5 million, dropping below the $2.5 million minimum required for continued listing on the NASDAQ Capital Market.   The Company has subsequently regained compliance with the minimum shareholder equity requirement through the October 2010 registered direct offering, which provided $4.9 million of net proceeds and a corresponding increase in stockholders equity by the same amount.

In November 2010, the Company was awarded $469,000 in grants from the U.S. Government under the Patient Protection and Affordable Care Act in connection with its Biospherics research activities.  The Company expects to receive the proceeds from such grants in November 2010.

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

Biospherics is dedicated to development of D-tagatose.  Until June 2010, this development was limited to developing D-tagatose as a novel, first-in-class treatment for Type 2 diabetes.  In June 2010, the Company announced that it will actively seek a pharma partner to continue the diabetes development and that it will also explore D-tagatose as a potential treatment for high triglycerides, a risk factor for atherosclerosis, myocardial infarction, and stroke.

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

Diabetes

The Company recently completed a Phase 3 trial to determine efficacy of D-tagatose as a treatment for Type 2 diabetes and is currently conducting a Phase 2 Dose Range trial to evaluate the effectiveness of lower doses of D-tagatose in treating Type 2 diabetes.

The Phase 3 study of D-tagatose as a monotherapy in Type 2 diabetes showed a statistically significant (p<0.05) reduction in HbA1c levels of 0.4% at 10 months in relatively healthy people with diabetes.  The reduction was even more pronounced among the per protocol patients treated in the U.S., and the reduction in HbA1c generally increased over the 10 months patients were treated.  The per protocol patients in the U.S. who were treated with D-tagatose had a reduction in HbA1c of 0.4% at two months, 0.6% at six months and 1.1% at 10 months on therapy (p<0.05).

Reduction in HbA1c Over Time

Patient population	2 months	6 months	10 months
U.S. PP	-0.4* (n=51)	-0.6* (n=29)	-1.1* (n=20)
U.S. ITT LOCF	-0.3* (n=100)	-0.3* (n=101)	-0.4* (n=101)
India PP	-0.1 (n=150)	0.0 (n=117)	-0.2 (n=72)
India ITT LOCF	-0.2 (n=253)	-0.1 (n=254)	-0.2* (n=254)
Global PP	-0.2 (n=201)	-0.2* (n=146)	-0.4* (n=92)
Global ITT LOCF	-0.2* (n=353)	-0.2* (n=355)	-0.2* (n=355)
Global ITT (7.5<HbA1c<9.0)	-0.3 (n=175)	0.1 (n=134)	-0.5* (n=92)

The Company intends to submit a detailed analysis of the Phase 3 data to a peer-reviewed medical journal after the complete study report is received later this year. Results of the study will also be posted to ClinicalTrials.gov.

In addition, preliminary data from the Phase 2 Dose Range study demonstrates reductions of HbA1c levels at doses lower than those used in the Phase 3 trial.    The Phase 2 Dose Range study is scheduled to be completed by the end of 2010.

Notwithstanding the statistically significant results of the clinical trials, the cost burden of developing drugs specifically for diabetes has increased significantly within the last few years under evolving and more stringent FDA guidelines.  A company-commissioned analysis estimates it would take several additional years of clinical trials and could cost as much as several hundred million dollars to achieve a New Drug Application (“NDA”) filing for D-tagatose under current FDA guidelines.  European regulatory requirements are significantly lower and we believe Europe represents a better opportunity for development, especially given the longer exclusivity period granted to a new chemical entity.  We have determined that continued development of D-tagatose as a treatment for Type 2 diabetes requires the involvement of a pharma partner with the resources needed to fund the rest of the development and to bring it to market.  Accordingly, we are actively seeking a strategic relationship with a pharma company for the continued development of D-tagatose as a treatment for Type 2 diabetes, but there is no assurance that we would obtain such a strategic relationship.

Triglycerides

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

The Phase 3 clinical trial of D-tagatose was not powered for a triglycerides primary endpoint.  Triglyceride measurements were secondary endpoints of our Phase 3 diabetes trial, however, because of the small number of patients enrolled in the NEET diabetes trial with triglyceride levels of 200 to 500 mg/dl, and a lack of patients with triglyceride levels above 500 mg/dl, it was not possible to conduct statistical analyses on secondary endpoints in the Phase 3 trial.  Previous research in an animal model of dietary-induced hyperlipidemia demonstrated an effect of D-tagatose on triglycerides, VLDL, LDL in blood, and on atherosclerosis in arterial walls.  Animals consuming D-tagatose exhibited a statistically significant five- to six-fold reduction in triglycerides compared with animals consuming sucrose.

The program to investigate D-tagatose as a pharmaceutical agent to lower serum triglycerides will begin in the fourth quarter of this year.  As per a normal pharmaceutical development plan, initial studies may include appropriate animal models in order to fully explore the mechanism of action on lipid metabolism, including triglycerides as well as LDL and HDL cholesterol.  The commercial intent of the triglyceride program is to develop a formulation, dose and dosing regimen appropriate for the lipid market segment and uniquely different from the diabetes market.  Thus, Spherix’s intent is to develop a completely new, second brand for triglycerides, separate from the diabetes brand.  Our goal is to produce a robust proof of concept in a Phase 2 clinical study, and then seek a pharma partner for further development of the triglycerides drug product.  We estimate that it will likely take up to three years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-3 years to complete all necessary studies for an NDA filing.

We expect to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue.  We intend to finance our development activities through the remaining proceeds received from the 2007 sale of InfoSpherix, the net proceeds of the November 2009 and October 2010 registered direct equity offerings and additional funds we will seek to raise through the sale of additional stock in the future.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Revenue and Direct Costs

Revenue and direct costs for the three and nine months ended September 30, 2010 were consistent between years and are solely attributable to the Company’s Health Sciences segment.

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

The clinical trials in the use of D-tagatose for the treatment of Type 2 diabetes have been the primary focus of the Biospherics segment.  The R&D expenditures for 2010 and 2009 consisted of both the Phase 3 clinical trial and a related Phase 2 Dose Range study, and were consistent between years.

The Phase 3 trial to determine efficacy of D-tagatose as a treatment for Type 2 diabetes was recently completed and the Phase 2 Dose Range trial to evaluate the effectiveness of lower doses of D-tagatose in treating Type 2 diabetes is expected to be completed by year-end.  As we have determined that it would take several additional years of clinical trials and could cost as much as several hundred million dollars to seek and obtain FDA approval for D-tagatose as a diabetes drug, the safety portion of the Phase 3 trial has been terminated.  We are actively seeking a pharma partner to continue the development of D-tagatose as a treatment for Type 2 diabetes, but there is no assurance that we would obtain such a strategic relationship.

Beginning in the fourth quarter of 2010, the Company will shift its R&D focus to the use of D-tagatose in lowering triglyceride levels and anticipates a decrease in R&D costs in the initial years of the triglyceride studies.  Pre-clinical trials for the use of D-tagatose in lowering triglyceride levels will begin during the fourth quarter of 2010, with human trials to start later in 2011.  We estimate that it will likely take up to three years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-3 years to complete all necessary studies for an NDA filing.

Selling, General and Administrative

Our selling, general and administrative (S,G&A) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A expenses for the nine months ended September 30, 2010 increased $830,000 (35%) over those of the prior year and were consistent between the three months ended September 30, 2010 and 2009.  The increase in the nine month S,G&A costs between 2010 and 2009 was primarily attributable to the expansion of the Company’s commercialization efforts of D-tagatose as a treatment for Type 2 diabetes and high-triglycerides.

Interest

Interest revenue in 2010 and 2009 was primarily derived from interest earned on the net proceeds of the sale of the InfoSpherix subsidiary in August 2007 and from the net proceeds of our November 2009 equity offering. The decrease in interest revenue between years is attributable to the decrease in funds available for investing.

Liquidity and Capital Resources, Consolidated

During 2009 and 2010 the Company has incurred substantial costs in the development of D-tagatose as a treatment for Type 2 diabetes, including a recently completed Phase 3 clinical trial and a related Phase 2 Dose Range trial.  We have funded these costs from the cash we received in the 2007 sale of InfoSpherix and the net proceeds of our November 2009 registered direct equity offering.

In October 2010, we obtained net proceeds of approximately $4.9 million in a separate registered offering.  The common stock which may be issued upon the conversion of the Series B convertible preferred stock and the exercise of warrants issued in the offering have been registered under a Form S-1 registration statement declared effective by the SEC in October 2010.

We expect to continue to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue.  We intend to finance our development activities through the remaining proceeds of the November 2009 registered direct equity offering and the October 2010 registered direct equity offering, as well as additional funds we will seek to raise through the sale of additional stock in the future.

The Company expects that it will need to expend approximately $6 million over the next 12 months to support its currently planned development operations.  This estimate assumes (i) continuing efforts to sell, license, or obtain a partner for the diabetes drug application, (ii) no further significant expenditures for developing D-tagatose as a drug for Type 2 diabetes, (iii) continuing development of D-tagatose as a treatment for high triglycerides, (iv) ongoing operation of the Health Sciences segment at the current level of activity and (v) that the Company raises additional funds to continue its development efforts beyond this 12 month period.

Due to the nature of our business, we will need to raise additional funds on a consistent basis to continue operations and to fully pursue the triglycerides opportunity.  Fundraising will likely require the issuance of additional Company equity securities and a purchaser of such securities will likely insist that such securities be registered securities.

Further, NASDAQ rules require stockholder approval for certain stock issuances constituting 20% or more of a Company’s issued and outstanding stock.  We currently have stockholder approval to conduct an additional offering before the end of November 2010; any 20% or greater offering thereafter would require further stockholder approval.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level, as of September 30, 2010.

Internal Controls

There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1A.     Risk Factors

An investment in our securities involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment.  There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by any forward-looking statement.  In particular, you should consider the numerous risks outlined below.  Those risk factors are not exhaustive.

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

WE DO NOT CURRENTLY HAVE THE RESOURCES TO BECOME A FULL SCALE BIOTECHNOLOGY COMPANY AND WE MAY NOT BE ABLE TO ATTRACT A NECESSARY BUYER/LICENSEE/PARTNER/STRATEGIC PARTNER BEFORE WE EXPEND ALL OF OUR FUNDS.  We intend to continue to develop D-tagatose as a viable triglycerides treatment and to continuously seek a sale, license, or partner.  Our hope and expectation is that as we proceed with the development, incremental successes may allow us to negotiate a favorable transaction.  There can be no assurance, however, that we will have such incremental successes, or even if we achieve them, that we will attract a buyer, licensee or partner.  We have limited resources.  As of September 30, 2010, the Company had cash and short-term investments of approximately $2.9 million and expects to expend all of this amount within the next six months.  We will need to raise additional funds to continue operations and  to fully pursue the triglycerides opportunity and we may not be able to do so in a timely fashion.

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

OUR FINANCIAL RESOURCES ARE LIMITED AND WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO CONTINUE OUR BUSINESS.  WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING IF NEEDED.  As of September 30, 2010, the Company had cash and short-term investments of approximately $2.9 million and expects to expend all of this amount within the next six months.  Our future capital requirements will depend on many factors, including the progress of the clinical trials and commercialization of D-tagatose, as well as general and administrative costs.  Over the next 12 months, the Company expects that it will need to expend $6 million to support its development operations.  We will need to raise additional funds to continue operations and to fully pursue the triglycerides opportunity.  We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable.  Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders.  These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case.

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

•                  inconvenient administration;

•                  prevalence and severity of adverse side effects;

•                  drug interactions with other widely prescribed medications;

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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE WILL SUSTAIN LOSSES IN THE FUTURE.  We have incurred losses from continuing operations in prior years, including 2009 and 2008. Our net losses from continuing operations before taxes for the years ended December 31, 2009 and 2008 were $9.1 million and $6.2 million, respectively.  The Company’s cumulative deficit was $32.8 million at September 30, 2010.  We expect to incur substantial losses in 2010 and thereafter until we find a purchaser/licensee.  The Company’s total cash used through the nine months ended September 30, 2010 was $6.2 million.  We may not return to profitable operations.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS THAT WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK.  Our common stock has traded as low as $0.25 and as high as $4.15 between January 1, 2009 and September 30, 2010. Some of the factors leading to this volatility include:

•      relatively small amounts of our stock trading on any given day;

•      fluctuations in our operating results;

•      announcements of technological innovations or new products that we or our competitors make;

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

•      a $1.00 minimum closing bid price;

•      shareholders’ equity of at least $2.5 million;

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

On November 17, 2008, the stockholders of Spherix authorized a reverse split of the Company’s common stock within a range of 1:5 to 1:20.  This authorization was extended on November 17, 2009 for an addition eighteen months.  Accordingly, the Board of Directors has the authority, at any time until mid-May 2011, to determine whether and when to implement a reverse stock split and the actual ratio of such a split within the 1:5 to 1:20 range.

Following completion of our October 2010 offering, our stock price has fallen below $1.00 per share.  If our stock price does not increase, we will once again face a delisting situation.  As a result, we may implement the reverse stock split as described above to attempt to effect an increase in our stock price.  There can be no assurance that we will effect such a split or that any such split would be effective in avoiding the stock delisting.

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

Minimum Shareholder Equity Requirement

At September 30, 2010, the Company’s stockholders’ equity was $0.5 million, dropping below the $2.5 million minimum required for continued listing on the NASDAQ Capital Market.   The Company has subsequently regained compliance with the minimum shareholder equity requirement through the October 2010 registered direct offering, which provided $4.9 million of net proceeds and a corresponding increase in stockholders equity by the same amount.

In the future, if our common stock were to fail to meet the minimum bid price requirement or any of the other listing requirements it could be delisted from the NASDAQ Capital Market.  In that case, trading of our common stock most likely will be conducted in the over-the-counter (“OTC”) Bulletin Board market, an electronic bulletin board established for unlisted securities.  Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS’ ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.  As of September 30, 2010, our Officers and Directors and their affiliates owned approximately 14.9% of the outstanding shares of our common stock.  As a result, our Officers and Directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these stockholders could prevent or frustrate attempts to effect a transaction that is in the best interests of the other stockholders and could also discourage others from seeking to purchase our common stock, which might depress the price of our common stock.

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

Spherix Incorporated
(Registrant)

Date:	November 12, 2010	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief Operating Officer

Date:	November 12, 2010	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer