Form 10-Q
period 2011-06-30
SPHERIX INC
filed 2011-08-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2011
Common Stock, $0.01 par value	2,562,488 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended June 30, 2011

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$186,050	$327,139	$492,353	$659,430

Operating expenses
Direct costs	(119,019)	(112,270)	(249,315)	(231,899)
Research and development expense	(404,499)	(1,544,605)	(760,002)	(2,856,484)
Selling, general and administrative expense	(685,514)	(1,230,103)	(1,617,718)	(2,280,750)
Total operating expenses	(1,209,032)	(2,886,978)	(2,627,035)	(5,369,133)

Loss from operations	(1,022,982)	(2,559,839)	(2,134,682)	(4,709,703)
Interest income	866	2,228	2,085	4,216
Other income	8,377	—	53,007	—
Gain on settlement of obligations	—	—	845,000	—
Loss before taxes	(1,013,739)	(2,557,611)	(1,234,590)	(4,705,487)

Income tax expense	—	—	(14,485)	—

Net loss	$(1,013,739)	$(2,557,611)	$(1,249,075)	$(4,705,487)

Net loss per share, basic	$(0.40)	$(1.49)	$(0.50)	$(2.74)
Net loss per share, diluted	$(0.40)	$(1.49)	$(0.50)	$(2.74)

Weighted average shares outstanding, basic	2,562,488	1,715,065	2,505,568	1,715,065
Weighted average shares outstanding, diluted	2,562,488	1,715,065	2,505,568	1,715,065

See accompanying notes to financial statements

Spherix Incorporated

Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$5,564,198	$5,575,310
Trade accounts receivable, net of allowance of $0 and $65,000	320,515	285,859
Grants receivable	—	270,128
Other receivables	35,047	74,110
Prepaid research expenses	297,140	464,322
Prepaid expenses and other assets	102,286	155,261
Total current assets	6,319,186	6,824,990

Property and equipment, net of accumulated depreciation of $231,988 and $197,971	122,518	154,161
Patents, net of accumulated amortization of $1,941 and $50,725	205	2,296
Deposit	35,625	35,625
Total assets	$6,477,534	$7,017,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$261,764	$1,211,561
Accrued salaries and benefits	345,958	563,706
Deferred revenue	68,442	170,641
Total current liabilities	676,164	1,945,908

Deferred compensation	—	550,000
Deferred rent	64,877	80,945
Total liabilities	741,041	2,576,853

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 5,250 series B issued and 1 outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 5,000,000 shares authorized; 2,570,531 and 2,143,631 issued, 2,562,488 and 2,135,588 outstanding at June 30, 2011 and December 31, 2010, respectively	25,705	21,436
Paid-in capital in excess of par value	41,109,894	38,568,814
Treasury stock, 8,043 shares, at cost at June 30, 2011 and December 31, 2010	(464,786)	(464,786)
Accumulated deficit	(34,934,320)	(33,685,245)
Total stockholders’ equity	5,736,493	4,440,219
Total liabilities and stockholders’ equity	$6,477,534	$7,017,072

See accompanying notes to financial statements

Spherix Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,249,075)	$(4,705,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of obligations	(845,000)	—
Depreciation and amortization	36,108	39,028
Recovery of bad debt	(13,525)	—
Bad debt expense	—	40,000
Stock-based compensation	—	35,417
Changes in assets and liabilities:
Receivables	288,060	(79,887)
Prepaid expenses and other assets	220,157	114,114
Accounts payable and accrued expenses	(567,545)	(54,571)
Deferred rent	(16,068)	(13,833)
Deferred compensation	(305,000)	(40,000)
Deferred revenue	(102,199)	(24,983)
Net cash used in operating activities	(2,554,087)	(4,690,202)

Cash flow from investing activities
Proceeds from the maturity of short-term investments	—	250,003
Purchase of fixed assets	(2,374)	—
Net cash (used in) provided by investing activities	(2,374)	250,003

Cash flow from financing activities
Proceeds from issuance of common stock, net	2,545,349	—
Net cash provided by financing activities	2,545,349	—

Net decrease in cash and cash equivalents	(11,112)	(4,440,199)
Cash and cash equivalents, beginning of period	5,575,310	9,026,002
Cash and cash equivalents, end of period	$5,564,198	$4,585,803

See accompanying notes to financial statements

Spherix Incorporated

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.                          Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2011, the results of its operations for the three- and six-month periods ended June 30, 2011 and 2010, and its cash flows for the six-month periods ended June 30, 2011 and 2010.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains information and disclosure for the year ended December 31, 2010.

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

On May 6, 2011, the Company effected a one-for-ten reverse split of its common stock.  The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company’s stockholders at the annual meeting of stockholders held on November 17, 2009, to effect a reverse stock split of the Company’s Common Stock, par value $0.01 per share.  The reverse stock split reduced the number of outstanding shares of Common Stock from 25,624,872 shares to 2,562,488 shares.  All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and warrants, have been retroactively restated in the Financial Statements and in the Notes to the Financial Statements for all periods presented to reflect the reverse stock split.  On the Company’s balance sheet, the aggregate par value of the common stock at December 31, 2010 was retroactively reduced by $85,746 with an off-setting increase to paid-in capital in excess of par.

2.                          Liquidity and Capital Resources

The Company’s working capital was $5.6 million as of June 30, 2011, compared to working capital of $4.9 million as of December 31, 2010.  The change in working capital for the six months ended June 30, 2011 consisted principally of (i) $2.5 million received from the sale of equity, (ii) $2.5 million used in support of the Company’s operations, and (iii) the relief of a $600,000 purchase obligation.

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

Over the next 12 months, the Company expects that it will need to expend between $3 million and $5 million to support our currently planned development operations.  This estimate assumes (i) continuing efforts to sell, license, or obtain a partner for the diabetes drug application, (ii) no further significant expenditures for developing D-tagatose as a drug for diabetes, (iii) continuing development of D-tagatose as a treatment for high triglycerides, (iv) ongoing operation of the Health Sciences segment at the current level of activity, and (v) that we raise additional funds to continue our development efforts beyond this 12-month period.

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

3.                          Common Stock and Paid-in Capital in Excess of Par

During the six months ended June 30, 2011, the Company issued shares of common stock as follows:

					Paid-in
	Preferred Stock		Common Stock		Capital in
	Shares	Amount	Shares	Amount	Excess of Par

Balance, January 1, 2011	1	$—	2,143,631	$21,436	$38,568,814
			—	—	—
Sale of common stock, net of offering costs of $229,501 (1)	—	—	— 426,900	— 4,269	— 2,541,080

Balance, June 30, 2011	1	$—	2,570,531	$25,705	$41,109,894

(1) The stock issuance is further discussed in Note 2, “Liquidity and Capital Resources”

4.                          Concentrations of Credit Risk

The Company maintains cash balances at several banks.  Interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2011, the Company’s cash and cash equivalents in excess of the FDIC limits were $5.3 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

5.                          Use of Estimates and Assumptions

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  Accordingly, actual results could differ from those estimates and assumptions.

6.                          New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-29, “Business combinations — disclosure of supplementary pro forma information,” to amend topic ASC 805 “Business Combinations,” by improving disclosure requirements related to the business combinations performed during the year being reported on.  Under the amended guidance, a public entity that presents comparative financial statements must disclose the pro forma revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the prior annual reporting period.  The adoption of these disclosure rules had no effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  We are required to adopt this standard as of the beginning of 2013. We do not expect this adoption to have a material impact on our financial statements.

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

8.                          Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  At June 30, 2011, none of the Company’s outstanding options, warrants and preferred stock to purchase up to 3,509 shares, 567,574 shares and 80 shares of common stock, respectively, were included in the calculation of diluted earnings per share as the exercise prices were all above the average market price of the Company’s common stock for the period and thus would be antidilutive.  At June 30, 2010, none of the Company’s 2,800 outstanding options and none of the warrants to purchase up to 118,717 shares of common stock were included in the calculation of diluted earnings per share as the exercise prices were all above the average market price of the Company’s common stock for the period and thus would be antidilutive.

9.                          Accounting for Stock-Based Compensation

During the three- and six-months ended June 30, 2011, the Company had no stock-based compensation expense.  For the three- and six-months ended June 30, 2010, the Company recognized $29,000 and $30,000 in stock-based compensation expense relating to stock options awarded in May 2010 and recognized $3,000 and $5,000 relating to restricted stock granted in August 2009, respectively.  At June 30, 2011, all of the outstanding options under the plan were fully vested.

A summary of option activity under the Company’s employee stock option plan for the three- and six-months ended June 30, 2011, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	6,309	$16.10
Granted	—	$—
Exercised	—	$—
Expired or forfeited	(2,800)	$22.00
Outstanding at end of period	3,509	$11.40	3.9	$—

Exercisable at June 30, 2011	3,509	$11.40	3.9	$—

10.                   Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established based upon periodic assessments made by management to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the current tax provision for the period and the change during the period in deferred tax assets and liabilities.  The Company’s estimated annual effective tax rate was zero for the first six months of 2011 and 2010.  The Company’s estimated effective tax rate was zero for the quarter(s) ended June 30, 2011 and June 30, 2010.  However, the effective income tax rate for the six months ended June 30, 2011 was approximately -1.2% as a result of realizing a discrete item of $15,000 in the first quarter, compared to an effective income tax rate of 0.0% for the six months ended June 30, 2010.

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

Financial information by business segment for the three and six months ended June 30, 2011 and 2010 is summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Revenue	Biospherics	$—	$—	$—	$—
	Health Sciences	186,000	327,000	492,000	659,000
	Total revenue	$186,000	$327,000	$492,000	$659,000

Operating Profit (Loss) and Loss from Operations Before Income Taxes	Biospherics	$(430,000)	$(1,900,000)	$(837,000)	$(3,474,000)
	Health Sciences	35,000	54,000	158,000	155,000
	General	(628,000)	(714,000)	(1,456,000)	(1,390,000)
	Total operating loss	(1,023,000)	(2,560,000)	(2,135,000)	(4,709,000)
	Interest income	1,000	2,000	2,000	4,000
	Other income	8,000	—	53,000	—
	Gain on settlement of obligations	—	—	845,000	—
	Loss from operations before income taxes	$(1,014,000)	$(2,558,000)	$(1,235,000)	$(4,705,000)

		June 30,	Dec 31,
		2011	2010
Identifiable Assets	Biospherics	$300,000	$739,000
	Health Sciences	348,000	359,000
	General corporate assets	5,830,000	5,919,000
	Total assets	$6,478,000	$7,017,000

12.      Gain on Settlement of Obligations

Purchase Commitments

On January 14, 2011, Biospherics Incorporated filed a Complaint For Injunction Relief And Damages in The United States District Court For The District Of Maryland against Inalco S.p.A. (the “Complaint”).  The Complaint alleged that one of the Company’s D-Tagatose suppliers, Inalco, had breached the 2009 Manufacturing Support and Supply Agreement as Inalco (i) refused to supply D-tagatose previously paid for by Biospherics, (ii) refused to provide a promised bank guarantee, and (iii) shut-down its D-tagatose production facilities.  On March 16, 2011, both parties signed a settlement agreement whereby Inalco agreed to supply Spherix with 8.5 metric tons of D-tagatose, which has been received by Spherix, and both parties have agreed to release each other from any other obligations under the previous agreement.  As a result, the Company recognized a gain on settlement of obligations of $600,000 in March 2011 on the release from its purchase obligation.

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

13.      Subsequent Events

The Company evaluated all events or transactions after June 30, 2011 through the date the financial statements were issued.  During this period, the Company did not have any significant subsequent events.

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

D-Tagatose, a naturally occurring sugar, is a low-calorie, full-bulk sweetener previously approved by the Food and Drug Administration (“FDA”) as a GRAS (Generally Recognized As Safe) food ingredient. During human safety studies supporting food use, we discovered and patented a number of health and medical uses for D-tagatose.  We hold the patents for use of D-tagatose as a treatment for Type 2 diabetes and the license for the pending US and foreign patent filings for D-tagatose and SPX-106 in new formulations as a treatment for high blood triglycerides and related dyslipidemias.  The use patents for D-tagatose as a treatment for Type 2 diabetes expire in 2012, not including extensions.  The use patent for the new SPX-106 and D-tagatose combination in the United States will last until twenty years after the date of the original PCT filing.  If D-tagatose is approved for use as a drug by the FDA as a treatment for Type 2 diabetes, we believe we will be eligible for a five-year New Chemical Entity (“NCE”) exclusivity period following FDA approval.  Similar legislation in Europe could provide seven or more years of market exclusivity in the European Union, if approved by the European Medicines Agency (EMA).  If SPX-106 is approved for use as a drug by the FDA as a treatment for high triglycerides and related dyslipidemias, we believe we will be eligible for a similar five-year New Chemical Entity (“NCE”) exclusivity period following FDA approval, and seven or more years of market exclusivity in the European Union, if approved by the European Medicines Agency (EMA).

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenue and Direct Costs

Health Sciences revenue for the three and six months ended June 30, 2011, decreased $141,000 and $167,000 between years while direct costs remained consistent between periods.  The decrease in revenue is attributable to a large contract that is generating margins that are lower than the other contracts.  This contract is anticipated to be completed in the third quarter of 2011.

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

The clinical trials in the use of D-tagatose for the treatment of Type 2 diabetes was the primary focus of the Biospherics segment during 2010.  Beginning in the fourth quarter of 2010, the Company began shifting the focus of its R&D efforts to the use of D-tagatose in lowering triglyceride levels and anticipates a decrease in R&D costs in the initial years of the triglyceride studies.  The first pre-clinical trial for the use of D-tagatose in lowering triglyceride levels was conducted in the spring of 2011 and included SPX-106 in one treatment arm.  In that trial, SPX-106 was 200-300 times more potent than D-tagatose in lowering cholesterol and triglycerides on a weight basis.  An IND for the D-tagatose and SPX-106 combination drug is being prepared for submission to the US FDA, and a human proof-of-concept trial may begin later in 2012.    Combination therapy is an important tool in many complex disease settings, including cancer, infectious diseases, cardiovascular disease, diabetes and the metabolic syndrome.  Scientific progress has increased understanding of the pathophysiological processes that underlie these and other multifactorial diseases.  This increased knowledge has advanced new therapeutic approaches using combinations of drugs targeted at multiple therapeutic targets to improve treatment response and/or minimize development of drug resistance.  In settings like metabolic syndrome, in which combination therapy may offer significant therapeutic advantages, there is increasing interest in the development of combinations of investigational drugs not previously developed for any purpose.

We estimate that it will likely take 3 or more years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-4 years to complete all necessary studies for an NDA filing for D-tagatose or D-tagatose in combination with SPX106.

The Company’s R&D expenses in 2011 for pre-clinical triglyceride trials will be substantially less than the diabetes trials incurred in 2010.  The R&D expenditures for 2010 consisted of both the Phase 3 clinical trial and a related Phase 2 Dose Range study.  For the three- and six-month periods ended June 30, 2011, R&D expenses decreased by $1.1 million (74%) and $2.1 million (73%) between years for the three and six months ended June 30, 2011, respectively, following the completion of the clinical portions of the Phase 3 and Phase 2 diabetes trials in 2010.

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

Selling, General and Administrative

Our selling, general and administrative (S,G&A) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A expenses for the three and six months ended June 30, 2011 decreased $545,000 (44%) and $663,000 (29%) from those of the prior year.  The decrease between years was primarily attributable to a scaling down of the Company’s business development activities for the use of D-tagatose as a treatment for type 2 diabetes, which included consultants, market research and other related costs

Interest

Interest income in 2011 and 2010 was primarily derived from interest earned on the net proceeds of our equity offerings.

Other Income

In October 2010, the Company was awarded two one-time grants from the U.S. Government under the Patient Protection and Affordable Care Act.  The awards were for the Company’s Diabetes and Triglyceride research.  As a result, in 2011 the Company recognized $53,000 in other income.

Gain on Settlement of Obligations

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

Liquidity and Capital Resources, Consolidated

The Company’s working capital was $5.6 million as of June 30, 2011, compared to working capital of $4.9 million as of December 31, 2010.  The change in working capital for the six months ended June 30, 2011 consisted principally of (i) $2.5 million received from the sale of equity, (ii) $2.5 million used in support of the Company’s operations, and (iii) the relief of a $600,000 purchase obligation.

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

Over the next 12 months, the Company expects that it will need to expend between $3 million and $5 million to support our currently planned development operations.  This estimate assumes (i) continuing efforts to sell, license, or obtain a partner for the diabetes drug application, (ii) no further significant expenditures for developing D-tagatose as a drug for diabetes, (iii) continuing development of SPX-106 and D-tagatose as a combination drug for treatment of high triglycerides and related dyslipidemias, (iv) ongoing operation of the Health Sciences segment at the current level of activity and (v) that we raise additional funds to continue our development efforts beyond this 12-month period.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level, as of June 30, 2011.

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

31.1             Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1             Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1   XBRL Instance Document

101.2         XBRL Taxonomy Extension Schema Document

101.3         XBRL Taxonomy Extension Calculation Linkbase Document

101.4         XBRL Taxonomy Extension Definition Linkbase Document

101.5         XBRL Taxonomy Extension Label Linkbase Document

101.6         XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	August 15, 2011	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	August 15, 2011	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer