Form 10-K/A
period 2010-12-31
SPHERIX INC
filed 2011-09-16
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A no. 1

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

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the annual report on Form 10-K filed by Spherix Incorporated (the “Company”) for the period ended December 31, 2010.  The initial filing omitted the electronic signature to the Report of Independent Registered Public Accounting Firm and the Consent of Independent Registered Public Accounting Firm.  This filing corrects the omission.

This Amendment contains currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

We have not modified or updated this filing for any other disclosures set forth in the original Form 10-K.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the initial Form 10-K or modify or update those disclosures.

PART II

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

Baltimore, MD

March 30, 2011

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

As of December 31, 2010 and 2009

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

Item 9B.  OTHER INFORMATION

None.

Spherix Incorporated

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)	Exhibits
	23	Consent of Grant Thornton LLP, Independent Auditors
	31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	September 16, 2011	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	September 16, 2011	By:	/s/ Robert L. Clayton
Robert L. Clayton
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown	Director	September 16, 2011
Douglas T. Brown

/s/ Robert L. Clayton	CFO and Treasurer	September 16, 2011
Robert L. Clayton

/s/ Claire L. Kruger	Chief Executive Officer	September 16, 2011
Claire L. Kruger	and Chief Operating Officer

/s/ Robert A. Lodder, Jr.	Director and President	September 16, 2011
Robert A. Lodder, Jr.

/s/ Thomas B. Peter	Director	September 16, 2011
Thomas B. Peter

/s/ Aris Melissaratos	Director	September 16, 2011
Aris Melissaratos

/s/ Robert J. Vander Zanden	Chairman of the Board	September 16, 2011
Robert J. Vander Zanden