Form 10-Q
period 2011-09-30
SPHERIX INC
filed 2011-11-10
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2011
Common Stock, $0.01 par value	3,094,961 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended September 30, 2011

Spherix Incorporated

Part I.  Financial Information

Item 1.        Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010

Revenue	$198,464	$368,838	$690,817	$1,028,268

Operating expenses
Direct costs	(87,399)	(121,841)	(336,714)	(353,740)
Research and development expense	(371,327)	(1,453,987)	(1,131,329)	(4,310,471)
Selling, general and administrative expense	(653,651)	(933,507)	(2,271,369)	(3,214,257)
Total operating expenses	(1,112,377)	(2,509,335)	(3,739,412)	(7,878,468)

Loss from operations	(913,913)	(2,140,497)	(3,048,595)	(6,850,200)
Interest income	595	1,054	2,680	5,270
Other income	—	—	53,007	—
Gain on settlement of obligations	—	—	845,000	—
Loss before taxes	(913,318)	(2,139,443)	(2,147,908)	(6,844,930)

Income tax expense	—	—	(14,485)	—

Net loss	$(913,318)	$(2,139,443)	$(2,162,393)	$(6,844,930)

Net loss per share, basic	(0.36)	(1.25)	(0.86)	(3.99)
Net loss per share, diluted	(0.36)	(1.25)	(0.86)	(3.99)

Weighted average shares outstanding, basic	2,562,488	1,715,065	2,524,541	1,715,065
Weighted average shares outstanding, diluted	2,562,488	1,715,065	2,524,541	1,715,065

See accompanying notes to financial statements.

Spherix Incorporated

Condensed Consolidated Balance Sheets

	Sept. 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$5,022,165	$5,575,310
Trade accounts receivable, net of allowance of $8,174 and $65,000	167,045	285,859
Grants receivable	—	270,128
Other receivables	81,975	74,110
Prepaid research expenses	211,934	464,322
Prepaid expenses and other assets	3,140	155,261
Total current assets	5,486,259	6,824,990

Property and equipment, net of of accumulated depreciation of $248,642 and $197,971	108,342	154,161
Patents, net of accumulated amortization of $2,044 and $50,725	102	2,296
Deposit	35,625	35,625
Total assets	$5,630,328	$7,017,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$250,383	$1,211,561
Accrued salaries and benefits	432,052	563,706
Deferred revenue	68,442	170,641
Total current liabilities	750,877	1,945,908

Deferred compensation	—	550,000
Deferred rent	56,276	80,945
Total liabilities	807,153	2,576,853

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 5,250 series B issued and 1 outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 5,000,000 shares authorized; 2,570,531 and 2,143,631 issued, 2,562,488 and 2,135,588 outstanding at September 30, 2011 and December 31, 2010, respectively	25,705	21,436
Paid-in capital in excess of par value	41,109,894	38,568,814
Treasury stock, 8,043 shares, at cost at September 30, 2011 and December 31, 2010	(464,786)	(464,786)
Accumulated deficit	(35,847,638)	(33,685,245)
Total stockholders’ equity	4,823,175	4,440,219
Total liabilities and stockholders’ equity	$5,630,328	$7,017,072

See accompanying notes to financial statements.

Spherix Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept. 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,162,393)	$(6,844,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of obligation	(845,000)	—
Depreciation and amortization	52,865	58,542
Recovery of bad debt	(13,525)	—
Bad debt expense	8,174	40,000
Stock-based compensation	—	37,084
Changes in assets and liabilities:
Receivables	386,428	(148,937)
Prepaid expenses and other assets	404,509	165,401
Accounts payable and accrued expenses	(492,832)	45,469
Deferred rent	(24,669)	(21,300)
Deferred compensation	(305,000)	(30,000)
Deferred revenue	(102,199)	164,498
Net cash used in operating activities	(3,093,642)	(6,534,173)

Cash flow from investing activities
Proceeds from the maturity of short-term investments	—	375,003
Purchase of property and equipment	(4,852)	—
Net cash (used in) provided by investing activities	(4,852)	375,003

Cash flow from financing activities
Proceeds from issuance of common stock, net	2,545,349	—
Net cash provided by financing activities	2,545,349	—

Net decrease in cash and cash equivalents	(553,145)	(6,159,170)
Cash and cash equivalents, beginning of period	5,575,310	9,026,002
Cash and cash equivalents, end of period	$5,022,165	$2,866,832

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.                          Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2011, the results of its operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and its cash flows for the nine-month periods ended September 30, 2011 and 2010.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure, for the year ended December 31, 2010.

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

2.                          Liquidity and Capital Resources

The Company’s working capital was $4.7 million as of September 30, 2011, compared to working capital of $4.9 million as of December 31, 2010.  The change in working capital consisted principally of (i) $2.5 million received from the sale of equity in January 2011, (ii) $3.1 million used in support of the Company’s operations, and (iii) the relief of a $600,000 purchase obligation in the first quarter.

The Company has incurred substantial development costs in its efforts to explore whether D-tagatose is an effective treatment for Type 2 diabetes, including a completed Phase 3 clinical trial and a related Phase 2 Dose Range trial.  We have funded these costs from the cash we received in the 2007 sale of InfoSpherix, and the net proceeds of our equity offerings.

Over the next 12 months, the Company expects that it will need to expend between $4 million and $6 million to support our currently planned development operations.  This estimate assumes (i) continuing efforts to sell, license, or obtain a partner for the diabetes drug application, (ii) no further significant expenditures for developing D-tagatose as a drug for diabetes, (iii) continuing development of SPX-106T as a treatment for high triglycerides, (iv) ongoing operation of the Health Sciences segment at the current level of activity, and (v) that we raise additional funds to continue our development efforts beyond this 12-month period.

In October 2010, we obtained net proceeds of approximately $4.9 million in a registered offering.  The common stock issued upon the conversion of the Series B convertible preferred stock and the common stock, which may be issued upon the exercise of warrants issued in the offering, have been registered under a Form S-1 registration statement declared effective by the Securities and Exchange Commission (“SEC”) in October 2010.

In January 2011, the Company obtained net proceeds of approximately $2.5 million in a registered direct offering.  The common stock issued in the offering and the common stock that may be issued upon exercise of warrants issued in the offering have been registered under a Form S-3 registration statement declared effective by the SEC in October 2009.

In October 2011, the Company obtained net proceeds of approximately $1.15 million in a private placement.  The Company has agreed to use its best efforts to register under a Form S-3 registration statement the common stock issued in the offering and the common stock that may be issued upon exercise of warrants issued in the offering for resale by the purchasing stockholders.  See the subsequent event footnote, Note 13, for more information.

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

3.                          Common Stock and Paid-in Capital in Excess of Par

During the nine months ended September 30, 2011, the Company issued shares of common stock as follows:

	Preferred Stock		Common Stock		Paid-in Capital in
	Shares	Amount	Shares	Amount	Excess of Par

Balance, January 1, 2011	1	$—	2,143,631	$21,436	$38,568,814
			—	—	—
Sale of common stock, net of offering costs of $229,501 (1)	—	—	426,900	4,269	2,541,080

Balance, September 30, 2011	1	$—	2,570,531	$25,705	$41,109,894

(1) The stock issuance is further discussed in Note 2, “Liquidity and Capital Resources”

4.                          Concentrations of Credit Risk

The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2011, the Company’s cash and cash equivalents in excess of the FDIC limits were $4.8 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

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

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  We are required to adopt this standard in the first quarter of 2012.  We do not expect this adoption to have a material impact on our financial statements.

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

8.                          Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  At September 30, 2011, none of the Company’s outstanding options, warrants and preferred stock to purchase up to 3,509 shares, 567,574 shares and 80 shares of common stock, respectively, were included in the calculation of diluted earnings per share as the exercise prices were all above the average market price of the Company’s common stock for the period and thus would be antidilutive.  At December 31, 2010, none of the Company’s 2,800 outstanding options and none of the warrants to purchase up to 118,717 shares of common stock were included in the calculation of diluted earnings per share as the exercise prices were all above the average market price of the Company’s common stock for the period and thus would be antidilutive.

9.                          Accounting for Stock-Based Compensation

During the three- and nine-months ended September 30, 2011, the Company had no stock-based compensation expense.  For the three- and nine-months ended September 30, 2010, the Company recognized $0 and $30,000 in stock-based compensation expense relating to stock options awarded in May 2010 and recognized $2,000 and $7,000 relating to restricted stock granted in August 2009, respectively.  At September 30, 2011, all of the outstanding options under the plan were fully vested.

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2011, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	6,309	$16.10
Granted	—	$—
Exercised	—	$—
Expired or forfeited	(2,800)	$22.00
Outstanding at end of period	3,509	$11.40	3.6	$—

Exercisable at September 30, 2011	3,509	$11.40	3.6	$—

10.                   Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established based upon periodic assessments made by management to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the current tax provision for the period and the change during the period in deferred tax assets and liabilities.  The Company’s estimated annual effective tax rate was zero for the first nine months of 2011 and 2010.  The Company’s estimated effective tax rate was zero for the quarters ended September 30, 2011 and September 30, 2010.  However, the effective income tax rate for the nine months ended September 30, 2011 was approximately -0.7% as a result of realizing a discrete item of $15,000 in the first quarter, compared to an effective income tax rate of 0.0% for the nine months ended September 30, 2010.

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

Financial information by business segment for the three and nine months ended September 30, 2011 and 2010 is summarized below:

		Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
		2011	2010	2011	2010
Revenue	Biospherics	$—	$—	$—	$—
	Health Sciences	198,000	369,000	691,000	1,028,000
	Total revenue	$198,000	$369,000	$691,000	$1,028,000

Operating Profit (Loss) and Loss from Operations Before Income Taxes	Biospherics	$(407,000)	$(1,605,000)	$(1,244,000)	$(5,079,000)
	Health Sciences	(6,000)	160,000	152,000	314,000
	General	(501,000)	(695,000)	(1,957,000)	(2,085,000)
	Total operating loss	(914,000)	(2,140,000)	(3,049,000)	(6,850,000)
	Interest income	1,000	1,000	3,000	5,000
	Other income	—	—	53,000	—
	Gain on settlement of obligations	—	—	845,000	—
	Loss from operations before income taxes	$(913,000)	$(2,139,000)	$(2,148,000)	$(6,845,000)

		Sept. 30,	Dec. 31,
		2011	2010
Identifiable Assets	Biospherics	$193,000	$739,000
	Health Sciences	249,000	359,000
	General corporate assets	5,188,000	5,919,000
	Total assets	$5,630,000	$7,017,000

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

13.                   Subsequent Events

The Company evaluated all events or transactions after September 30, 2011, through the date the financial statements were issued.

In October 2011, the Company obtained proceeds of approximately $1.15 million in a private placement, net of placement agency fees of approximately $76,000.  Spherix issued an aggregate of 532,559 shares of common stock at a price of $2.365 per share along with warrants to purchase an additional 532,559 shares of common stock at an exercise price of $2.24 per share. The warrants are exercisable immediately and expire in five years.  The Company has agreed to use its best efforts to register under a Form S-3 registration statement the common stock issued in the offering and the common stock which may be issued upon exercise of warrants issued in the offering for resale by the purchasing stockholders.

In connection with the closing of the October 2011 offering, the Company issued to Rodman & Renshaw, LLC warrants to purchase 15,977 shares of our common stock (at an exercise price of $2.95625 per share).  The estimated fair value of the warrants at the date of grant was $25,000.  The warrants are exercisable at the option of the holder at any time beginning October 28, 2011 through and including October 27, 2016.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

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

In June 2010, the Company announced that it would actively seek a pharma partner to continue the diabetes development and that it would also explore D-tagatose as a potential treatment for high triglycerides, a risk factor for atherosclerosis, myocardial infarction, and stroke.  The Company has begun such exploration and is also evaluating other drug compounds it has licensed from the University of Kentucky.  Recently, the Company has focused its studies on treating high triglycerides with a combination of D-tagatose and one of the licensed drug candidates, which combination is referred to as SPX-106T.  Animal studies of SPX-106T are ongoing and an initial human efficacy study could begin in early to mid 2012.

We hold the patents for use of D-tagatose as a treatment for Type 2 diabetes and the license for the pending US and foreign patent filings for SPX-106T in new formulations as a treatment for high blood triglycerides and related dyslipidemias.  We have also filed for patent protection on a D-tagatose and metformin combination.  The use patents for D-tagatose as a treatment for Type 2 diabetes expire in 2012, not including extensions.  The use patent for the new SPX-106 and D-tagatose combination in the United States will last until twenty years after the date of the original PCT filing, as will a patent protection on a D-tagatose and metformin combination.  If D-tagatose is approved for use as a drug by the FDA as a treatment for Type 2 diabetes, we believe we will be eligible for a five-year New Chemical Entity (“NCE”) exclusivity period following FDA approval.  Similar legislation in Europe could provide seven or more years of market exclusivity in the European Union, if approved by the European Medicines Agency (EMA).  If SPX-106 is

approved for use as a drug by the FDA as a treatment for high triglycerides and related dyslipidemias, we believe we will be eligible for a similar five-year New Chemical Entity (“NCE”) exclusivity period following FDA approval, and seven or more years of market exclusivity in the European Union, if approved by the European Medicines Agency (EMA).  The Company is also exploring the possibility of obtaining by license or acquisition other clinical stage compounds/orphan drugs for continued development and commercialization.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Revenue and Direct Costs

Health Sciences revenue for the three and nine months ended September 30, 2011, decreased $170,000 (46%) and $337,000 (33%) between years and direct costs decreased $34,000 (28%) and $17,000 (5%) between comparative periods. respectively.  The decrease in revenue is attributable to lower effective rates on 2011 contracts in comparison to 2010 contracts.  This is primarily driven by changing demand in the market for Health Science based consulting services.

No substantial revenue is expected from the Biospherics segment until the Company is successful in selling or licensing its technology.

Research and Development

Research and development expenditures relate solely to the Biospherics segment and consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, and other expenses related to our efforts to develop D-tagatose and SPX-106T for future commercialization.  We expense our research and development costs as they are incurred.

The clinical trials in the use of D-tagatose for the treatment of Type 2 diabetes was the primary focus of the Biospherics segment during 2010.  Beginning in the fourth quarter of 2010, the Company began shifting the focus of its R&D efforts to the use of SPX-106T in lowering triglyceride and cholesterol levels.  The shift from late stage trials to a pre-clinical trial resulted in a decrease in R&D costs between years; the Company anticipates that R&D cost will begin to increase again with the progression of triglyceride and cholesterol studies.

An application for an Investigational New Drug (“IND”) for the D-tagatose and SPX-106 combination drug is being prepared for submission to the US FDA, and a human proof-of-concept trial may begin later in 2012.  Combination therapy is an important tool in many complex disease settings, including cancer, infectious diseases, cardiovascular disease, diabetes and the metabolic syndrome.  Scientific progress has increased understanding of the pathophysiological processes that underlie these and other multifactorial diseases.  This increased knowledge has advanced new therapeutic approaches using combinations of drugs targeted at multiple therapeutic targets to improve treatment response and/or minimize development of drug resistance.  In settings like metabolic syndrome, in which combination therapy may offer significant therapeutic advantages, there is increasing interest in the development of combinations of investigational drugs not previously developed for any purpose.

We estimate that it will likely take 3 or more years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-4 years to complete all necessary studies for an NDA filing for D-tagatose or SPX-106T.

The Company is seeking to in-license or acquire additional drugs to diversify its pipeline.  Clinical-stage compounds (phase 1 or phase 2) are of particular interest, as are orphan drugs, which can be eligible for accelerated approval processes.

The Company’s R&D expenses in 2011 for pre-clinical triglyceride trials were substantially less than the diabetes trials incurred in 2010.  The R&D expenditures for 2010 consisted of both the Phase 3 clinical trial and a related Phase 2 Dose Range study.  For the three and nine months ended September 30, 2011, R&D expenses decreased by $1.1 million (74%) and $3.2 million (74%) between years, respectively, following the completion of the clinical portions of the Phase 3 and Phase 2 diabetes trials in 2010.

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

Selling, General and Administrative

Our selling, general and administrative (S,G&A) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A expenses for the three and nine months ended September 30, 2011 decreased by $280,000 (30%) and $943,000 (29%) from those of the prior year, respectively.  The decrease between years was primarily attributable to a scaling down of the Company’s business development activities for the use of D-tagatose as a treatment for type 2 diabetes, which included consultants, market research and other related costs.

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

Liquidity and Capital Resources, Consolidated

The Company’s working capital was $4.7 million as of September 30, 2011, compared to working capital of $4.9 million as of December 31, 2010.  The change in working capital for the three- and nine-months ended September 30, 2011 consisted principally of (i) $2.5 million received from the sale of equity in January 2011, (ii) $3.1 million used in support of the Company’s operations, and (iii) the relief of a $600,000 purchase obligation in the first quarter.

The Company has incurred substantial development costs in its efforts to explore whether D-tagatose is an effective treatment for Type 2 diabetes, including a completed Phase 3 clinical trial and a related Phase 2 Dose Range trial.  We have funded these costs from the cash we received in the 2007 sale of InfoSpherix, and the net proceeds of our equity offerings.

Over the next 12 months, the Company expects that it will need to expend between $4 million and $6 million to support our currently planned development operations.  This estimate assumes (i) continuing efforts to sell, license, or obtain a partner for the diabetes drug application, (ii) no further significant expenditures for developing D-tagatose as a drug for diabetes, (iii) continuing development of SPX-106 and D-tagatose as a combination drug for treatment of high triglycerides and related dyslipidemias, (iv) ongoing operation of the Health Sciences segment at the current level of activity and (v) that we raise additional funds to continue our development efforts beyond this 12-month period.

In October 2010, we obtained net proceeds of approximately $4.9 million in a registered direct offering.  The common stock issued upon the conversion of the Series B convertible preferred stock and common stock, which may be issued upon the exercise of warrants issued in the offering, have been registered under a Form S-1 registration statement declared effective by the SEC in October 2010.

In January 2011, the Company obtained net proceeds of approximately $2.5 million in a registered direct offering.  The common stock issued in the offering and the common stock that may be issued upon exercise of warrants issued in the offering have been registered under a Form S-3 registration statement declared effective by the SEC in October 2009.

In October 2011, the Company obtained net proceeds of approximately $1.15 million in a private placement.  The Company has agreed to use its best efforts to register under a Form S-3 registration statement the common stock issued in the offering and the common stock that may be issued upon exercise of warrants issued in the offering for resale by the purchasing stockholders.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level, as of September 30, 2011.

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

Spherix Incorporated
(Registrant)

Date:	November 10, 2011	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief Operating Officer

Date:	November 10, 2011	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer