Form 10-K
period 2011-12-31
SPHERIX INC
filed 2012-03-29
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: 301-897-2540

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value per share)	NASDAQ Capital Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):  Common Stock (Par Value $.01) — $2,981,215

There were 4,159,776 shares of the Registrant’s Common Stock outstanding as of March 26, 2012.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

Biospherics

Biospherics is dedicated to development of pharmaceuticals.  Our strategy to achieve this development is to:

•                  utilize our clinical development capabilities to manage and drive drug candidates through the clinical development process to approval;

•                  identify and explore licensing and partnership opportunities for drug candidates;

•                  seek to acquire medically important drug candidates in early- to mid-stage clinical development; and

•                  commercialize our drug candidates, either alone or more likely in partnership, which we believe can provide maximum stockholder value.

Recently, the Company has focused its studies on treating high triglycerides and other dyslipidemias with a combination of D-tagatose and SPX-106, a licensed drug compound, which combination is referred to as SPX-106T.  Animal studies of SPX-106T are ongoing and an initial human efficacy study could begin in mid-2012.

Tagatose, a naturally occurring sugar, is a low-calorie, full-bulk sweetener previously approved by the U.S. Food and Drug Administration (“FDA”) as a GRAS (Generally Recognized As Safe) food ingredient.  It is a true sugar that looks, feels, and tastes like table sugar.  During human safety studies supporting food use, we discovered and patented a number of health and medical uses for D-tagatose.

Until June 2010, our activity was limited to developing D-tagatose as a novel, first-in-class treatment for Type 2 diabetes.  In June 2010, the Company announced that it would seek a pharma partner to continue the diabetes development and that it would also explore D-tagatose as a potential treatment for high triglycerides, a risk factor for atherosclerosis, myocardial infarction, and stroke.  The Company has begun such exploration and is also evaluating other drug compounds it has licensed from the University of Kentucky.

The Company is also exploring the possibility of increasing its pipeline of potential products by obtaining by license or acquisition other clinical stage compounds/orphan drugs for continued development and commercialization.  Orphan drug status by the FDA is usually applied to products where the number of patients in the United States in the given disease category is typically less than 200,000.  The European Medicines Agency (“EMA”) adopted a similar system termed “The Regulation of Orphan Medicinal Products.”  These Orphan drug indications typically require more modest investment in the development stages, followed by a quicker regulatory path to approval.

Triglycerides and Other Dyslipidemias

Secondary endpoints of our diabetes trials included triglyceride measurements.  High triglyceride levels are sometimes a symptom of conditions associated with heart disease such as obesity and metabolic syndrome, which is a condition associated with elevated glucose levels as well as excess fat around the waist, high blood pressure, high triglycerides, low HDL cholesterol, and other dyslipidemias.  Although our Phase 2 and Phase 3 diabetes trials were not primarily designed to measure the impact of D-tagatose on high triglycerides, we were encouraged enough to continue with pursuit of this project.  Our Phase 2 data showed that by the end of the six-month trial, the 7.5g dose reduced triglycerides by approximately 23% versus the 2.5g dose.  Further studies with a larger sample size will be needed to establish statistically significant results.

The program to investigate SPX-106T to lower serum triglycerides and other dyslipidemias has begun.  SPX-106 appears to be more potent than D-tagatose and as a result we are no longer pursuing D-tagatose alone.  The combination of effects in anabolic and catabolic pathways make SPX-106T more attractive.  We have engaged a leading global contract research organization to investigate the role of D-tagatose and SPX-106T in lowering triglycerides and other dyslipidemias and are also working with academic institutions.  We are conducting animal studies and will likely conduct human studies in order to fully explore the mechanism of action in lipid metabolism, including triglycerides as well as LDL and HDL cholesterol, and atherosclerosis.  The commercial intent of the triglyceride program is to develop a formulation, dose and dosing regimen appropriate for the lipid market segment and uniquely different from the diabetes market.  Thus, our intent is to develop a completely new, second brand for triglycerides and other dyslipidemias, separate from the diabetes brand.  Our goal is to produce a robust proof of concept in Phase 2 clinical study, and then seek a pharma partner for further development of the triglycerides and other dyslipidemias drug product.  We estimate that it will likely take up to 3 or more years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-4 years to complete all necessary studies for an NDA filing.

We expect to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue.  We intend to finance our development activities through the remaining net proceeds of our previous equity offerings and additional funds we will seek to raise through the sale of additional stock in the future.

Diabetes

We have conducted a Phase 3 trial to determine efficacy of D-tagatose as a treatment for Type 2 diabetes and a Phase 2 Dose Range trial to evaluate the effectiveness of lower doses of D-tagatose in treating Type 2 diabetes.  D-tagatose is believed to depress elevations of blood sugar levels in diabetic patients by increasing glycogen synthesis while decreasing glycogen utilization, resulting in an improvement of blood sugar control and modulation of HbA1c.  HbA1c is a key indicator that measures glycated hemoglobin in the blood and is a measure of long-term control of blood glucose.  Glucose is a sugar molecule that serves as a primary energy storage mechanism and glycogen is a molecule that functions as secondary long-term energy storage in humans.  D-tagatose works in part by affecting glycogen levels.

In spite of favorable Phase 3 and Phase 2 results, the cost burden of developing drugs specifically for diabetes has increased significantly within the last few years under evolving and more stringent FDA guidelines.  In 2010, we determined that continued development of D-tagatose as a treatment for Type 2 diabetes required the involvement of a pharma partner with the resources needed to fund the rest of the development and bring it to market.  We have actively sought a pharma partner, but have not yet been successful.  We are no longer expending any significant resources in this search, but will continue to be open to any appropriate partnership arrangement.  In addition, the patents have now expired, which may further limit our ability to attract a partner.  European regulatory requirements are significantly lower and we believe Europe represents a better opportunity for development, especially given the longer exclusivity period granted to a new chemical entity.

Manufacturing

We do not own or operate our own manufacturing facilities, and have purchased SPX-106 and D-tagatose from toll manufacturers who also produce other compounds.  We have adequate inventories of D-tagatose and SPX-106 to conduct a year or more of animal and human clinical trials.  In addition, we have identified potential manufacturers for additional amounts of these compounds, but there can be no assurance that we will be able to acquire all needed products.

License

Biospherics and University of Kentucky Research Foundation (“UKRF”) have entered into a License Agreement pursuant to which UKRF has granted Biospherics an exclusive worldwide license to commercialize certain compounds including SPX-106.  Upon commercialization, UKRF is entitled to royalties generally equal to 3% of net sales.  UKRF has the right to terminate the license agreement if Biospherics fails to continue its commercialization efforts.

Revenue

Biospherics revenue from miscellaneous royalties accounted for 1% of our total revenue from continuing operations in 2010 and none in 2011.

Health Sciences

Our Health Sciences business provides technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as providing technical support for our R&D activities.

During 2011 and 2010, Health Sciences provided services to 20 and 23 companies, respectively.  We generally provide our services on either a fixed-price basis or a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience.  Our engagement agreements typically provide for monthly billing and payment of our invoices within thirty days of receipt.

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

Health Sciences is also monitoring and directing the clinical trials for Biospherics.

Health Sciences revenue accounted for 100% and 99% of our total revenue in 2011 and 2010, respectively.

Government Contracts

None.

Industry Segments

See Note 12, “Information by Business Segment,” of the Notes to the Financial Statements included herein pursuant to Part II, Item 8 of this Form 10-K for industry segment information of the Company, which information is incorporated herein by reference.

Market Concentration

During 2011 and 2010, 100% and 99% of our revenue was generated from the Health Sciences business, respectively.  In 2011, revenue from four customers accounted for 20%, 15%, 12% and 11% of revenue, respectively.  In 2010, revenue from one customer accounted for 10% of revenue.  No other single customer accounted for 10 percent or more of consolidated revenue.  The loss of any of these customers could have a material adverse effect on us if not replaced.

Patents

The following patents are pending:

Title	Filing Date	Status
D-Tagatose-Based Compositions And Methods For Preventing And Treating Atherosclerosis, Metabolic Syndrome And Symptoms Thereof	November 4, 2009	Pending*

*Licensed from the UKRF

In addition to our patent position, we rely on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

Trademarks

We have trademarked each of “Spherix” and “Biospherics.”

Sales Backlog

Our backlog as of December 31, 2011 and 2010 from the Health Sciences business was approximately $318,000 and $308,000, respectively.  We bill for our consulting services primarily on a fixed-price basis or a time and expense basis and these amounts represent estimated contract values.  Further, our consulting contracts are generally terminable or subject to postponement or delay at any time by clients.  As a result, backlog at any particular time is not a reliable indicator of revenues for any future periods.

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

Research and Development

Biospherics expenditures for research and development were approximately $1.6 million and  $4.8 million in 2011 and 2010, respectively.  These expenditures were incurred in the ongoing efforts to commercialize D-tagatose and SPX-106T.

Governmental Regulation

Our business activities are subject to a variety of Federal and state compliance, licensing, and certification requirements.  Products such as D-tagatose and SPX-106T may not be commercially marketed as drugs without prior approval from the FDA and comparable agencies in foreign countries.  In the United States, the process for obtaining FDA approval typically includes pre-clinical studies, the filing of an Investigational New Drug application (“IND”), human clinical trials and filing and approval of a New Drug Application (“NDA”).  The FDA may, at any time, impose a clinical hold on ongoing clinical trials.  If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

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

Among the conditions for NDA approval is the requirement that the manufacturing operations conform on an ongoing basis with current Good Manufacturing Practices (“cGMP”).  A successful inspection of the manufacturing facility by the FDA is a prerequisite for final approval.  Following approval of the NDA, the third-party manufacturer(s) remain subject to periodic inspections by the FDA.  We also face similar inspections coordinated by the EMA by inspectors from particular European Union member countries that conduct inspections on behalf of the European Union and from other foreign regulatory authorities.  Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could materially adversely affect our business.

In general, regulatory requirements and approval processes in European Union (“EU”) countries are similar in principle to those in the United States and can be at least as costly and uncertain. The European Union has established a unified centralized filing and approval system administered by the Committee for Medicinal Products for Human Use designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies.  In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.

However, U.S. and EU requirements differ dramatically for antidiabetic medications.  In the U.S. the FDA guidance requires 2/3 more subjects to be studied than in the EU, and also markedly increases the duration of the studies both for efficacy and safety.  In addition, the FDA requirements for evaluating the cardiovascular risks associated with Type 2 anti-diabetic medications markedly increase the study populations while also studying patients with relatively advanced diabetes, some degree of renal impairment and at higher risk of cardiovascular events.

Requirements for the development of drugs to lower triglycerides and other dyslipidemias have not changed and are similar in both the U.S. and EU.  The development program is considerably simpler than with Type 2 antidiabetic medications, with a smaller number of subjects to be studied and clinical studies of substantially shorter duration to demonstrate efficacy and safety of the drugs.

We are required to comply with the Sarbanes-Oxley Act of 2002, including the provisions of Section 404 on the assessment of internal controls as modified for non-accelerated filers.  Starting with our year ended December 31, 2007, we performed an annual evaluation of the effectiveness of our internal control over financial reporting and reports on management’s assessment of the adequacy of those controls in our annual reports on Form 10-K.

The increase in accounting related regulations over the years, particularly those governing public companies, has had the effect of increasing our cost for external accounting services, from 0.3% of revenue in 1997 ($40,000) to 32% in 2011 ($259,000).

Environment

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on our financial position, results of operations, capital expenditures, cash flows or competitive position.

Employees

We employ 10 individuals, all on a full-time basis.

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

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

OUR POTENTIAL TRIGLYCERIDES AND OTHER DYSLIPIDEMIAS DRUG IS AT A VERY EARLY STAGE OF DEVELOPMENT.  We are “starting at the beginning” in our development of a triglycerides and other dyslipidemias drug.  We have begun with animal studies and may progress to human studies and trials.  We expect that it could take three or more years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-4 years to complete all necessary studies for an NDA filing.  There can be no assurance that any of these studies/trials will be successful or that we will develop the necessary proof of concept required to attract a pharma partner.

WE MAY NOT OBTAIN RIGHTS TO ANY OTHER CLINICAL STAGE COMPOUNDS/ORPHAN DRUGS.  Despite our best efforts, we may not be able to obtain via license or acquisition rights to any other clinical stage/compounds/orphan drugs.  In such an event, our future will be solely determined by our ability to find a strategic partner for D-tagatose as a diabetes drug and the success of our development of our triglycerides drug.

ANY ACQUISITIONS OR CLINICAL STAGE COMPOUNDS/ORPHAN DRUGS WE MAKE MAY REQUIRE A SIGNIFICANT AMOUNT OF OUR AVAILABLE CASH AND MAY NOT BE

SCIENTIFICALLY OR COMMERCIALLY SUCCESSFUL.  As part of our business strategy, we may effect acquisitions of chemical stage compounds/orphan drugs to augment our pipeline.  If we make one or more significant acquisitions in which the consideration includes cash, we may be required to use a substantial portion of our available cash.  Further, the types of clinical stage compounds drugs we are seeking will likely be at a fairly early stage of development and actual research and development costs could exceed budgeted amounts and estimated time frames may require extension.  Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient efficacy could prevent or substantially slow our research and development effort.

OUR POTENTIAL TRIGLYCERIDES AND OTHER DYSLIPIDEMIAS DRUG IS DEPENDENT UPON OUR LICENSE OF THE SPX-106 COMPOUND.  We have licensed the rights to commercialize the SPX-106 compound from the University of Kentucky Research Foundation and our ability to continue this development will depend upon our continued maintenance of our rights under this license agreement.  If we fail to remain in compliance with this license agreement, we could lose the right to continue to develop SPX-106T.

WE WILL LIKELY RELY ON OTHER LICENSE AGREEMENTS AS WE SEEK TO DEVELOP ADDITIONAL COMPOUNDS/ORPHAN DRUGS.  We will likely enter into additional license agreements to obtain rights to develop additional compounds/orphan drugs as well as additional license agreements with the University of Kentucky Research Foundation or other research institutions for continued research and development.  These license agreements may require us to meet development milestones and impose development and commercialization due diligence requirements on us.  In addition, under these agreements, we will likely be required to pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses.  If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreements, our licensors could terminate the agreements, and we would lose the rights to our drug candidates.  From time to time, we may have disagreements with our licensors or collaborators, or they and/or we may have disagreements with the original inventors, regarding the terms of our agreements or ownership of proprietary rights, which could lead to delays in the research, development and commercialization of our drug candidates, could require or result in litigation or arbitration, which would be time-consuming and expensive, or could lead to the termination of a license, or force us to negotiate a revised or new license agreement on terms less favorable than the original.

IF WE ARE UNABLE TO COMPLETE OUR CLINICAL TRIAL PROGRAMS SUCCESSFULLY, OR IF SUCH CLINICAL TRIALS TAKE LONGER TO COMPLETE THAN WE PROJECT, OUR ABILITY TO EXECUTE OUR CURRENT BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.  Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database.  Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying.  Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled.  Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates.  They may also incur additional costs if enrollment is increased in order to achieve the desired number of events.  If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner.  In addition, conducting multi-national studies adds another level of complexity and risk.  We are subject to events affecting countries outside the United States.  Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials.  We may also opt to change the delivery method, formulation or dosage, which could affect efficacy results for the drug candidate.  Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

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

OUR PATENT PROTECTION MAY NOT BE SUFFICIENT TO PROTECT US.  At present we only have rights for patents pending for triglycerides and other dyslipidemias treatment.  There can be no assurance these patents will be issued.  There has been no official action yet on the patents and key claims might not be allowed.

WE MAY NOT BE ABLE TO FIND A STRATEGIC PARTNER FOR OUR DIABETES DRUG CANDIDATE.  We have ceased expending any significant sums searching for a pharma partner to continue development of D-tagatose as a treatment for Type 2 diabetes. Accordingly, we may not obtain any benefit from the substantial investment we have made in these efforts over the past several years.

WE DO NOT CURRENTLY HAVE THE RESOURCES TO BECOME A FULL SCALE BIOTECHNOLOGY COMPANY AND WE MAY NOT BE ABLE TO ATTRACT A NECESSARY BUYER/LICENSEE/PARTNER/STRATEGIC PARTNER BEFORE WE EXPEND ALL OF OUR FUNDS.  We intend to continue to develop SPX-106T as a viable treatment for triglycerides and other dyslipidemias and to continuously seek a sale, license, or partner.  Our hope and expectation is that as we proceed with the development, incremental successes may allow us to negotiate a favorable transaction.  There can be no assurance, however, that we will have such incremental successes, or even if we achieve them, that we will attract a buyer, licensee or partner.  We have limited resources.  We will need to raise additional funds in 2012 to continue operations and will likely require additional capital raises thereafter to fully pursue the triglycerides and other dyslipidemias opportunity and we may not be able to do so in a timely fashion.

REGULATORY AUTHORITIES MAY NOT APPROVE OUR PRODUCTS EVEN IF THEY MEET SAFETY AND EFFICACY ENDPOINTS IN CLINICAL TRIALS.  The FDA and foreign regulatory agencies can delay, limit or deny marketing approval for many reasons, including:

•                  a product candidate may not be considered safe or effective;

•                  the manufacturing processes or facilities we have selected may not meet the applicable requirements;  and

•                  changes in approval policies or adoption of new regulations may require additional work on our part.

Any delay in, or failure to receive or maintain, approval for our drug candidates could prevent us from ever generating meaningful revenues.

Our products may not be approved even if they achieve endpoints in clinical trials.  Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials.  Regulatory agencies may change requirements for approval even after a clinical trial design has been approved.  Regulatory agencies may also approve a product candidate for fewer or more limited indications than requested, or may grant approval subject to the performance of post-marketing studies.  In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our products.

OUR FINANCIAL RESOURCES ARE LIMITED AND WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO CONTINUE OUR BUSINESS.  We expect that we will need to expend approximately $5 million over the next twelve (12) months to support our currently planned development operations.  Our future capital requirements will depend on many factors, including the progress of the clinical trials and commercialization of our products, including any additional compounds/products we acquire and attempt to develop, as well as general and administrative costs.  We will need to raise additional funds in 2012 to continue operations and will likely require additional capital raises thereafter to fully pursue the triglycerides and other dyslipidemias opportunity.  We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable.  Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders.  These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case.  If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our development activities and dissolve the Company.  In such an event, we will need to satisfy various severances, lease termination and other dissolution-related obligations.

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

•                  demand for our consulting services may decrease, resulting in a decrease in revenue;

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

IF CLINICAL TRIALS ARE PROLONGED, DELAYED OR SUSPENDED, IT MAY TAKE SIGNIFICANTLY LONGER AND COST SUBSTANTIALLY MORE TO OBTAIN APPROVAL FOR OUR DRUG CANDIDATES AND ACHIEVE PROFITABILITY, IF AT ALL.  Each delay makes it more likely that we will need additional financing to complete our clinical trials.  We cannot predict whether we will encounter additional problems that will cause us or regulatory authorities to delay or suspend the clinical trial, or delay the analysis of data from the trials.  Any of the following could delay the clinical development of our drug candidates:

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

WE WILL RELY ON THIRD PARTIES TO CONDUCT PORTIONS OF OUR TRIALS, AND THOSE THIRD PARTIES MAY NOT PERFORM SATISFACTORILY.  We will rely on third parties to purchase animals and conduct preclinical studies, to enroll qualified patients, conduct our trials, provide services in connection with such trials, and coordinate and oversee significant aspects of the trials.  Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities.  Accordingly, these third party contractors may not complete activities on schedule, or may not conduct our trials in accordance with regulatory requirements or the trial design.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them or we may be required to provide these services with our own personnel.  Although we believe there are a number of third party contractors we could engage to continue these activities, replacing a third party contractor may result in a delay or affect the trial.  If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidate may be delayed.

OUR CORPORATE COMPLIANCE EFFORTS CANNOT GUARANTEE THAT WE ARE IN COMPLIANCE WITH ALL POTENTIALLY APPLICABLE REGULATIONS.  The development, manufacturing, pricing, sales, and reimbursement of drug products are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States.  We are a relatively small company with only 10 employees.  We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions.  While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulation, we cannot assure that we are or will be in compliance with all potentially applicable regulations.  If we fail to comply with any of these regulations we could be subject to a range of regulatory actions including suspension or termination of clinical trials, the failure to approve our product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

WE DO NOT HAVE INTERNAL MANUFACTURING CAPABILITIES, AND IF WE FAIL TO DEVELOP AND MAINTAIN SUPPLY RELATIONSHIPS WITH OUTSIDE MANUFACTURERS, WE MAY BE UNABLE TO DEVELOP OR COMMERCIALIZE OUR PRODUCTS.  Our ability to develop and commercialize our products will depend in part on our ability to arrange for other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.  If we are unable to enter into or maintain commercial-scale manufacturing agreements on acceptable terms, or if we are unable to successfully bridge material from a manufacturer to the material initially used in the trials, the development and commercialization of our products could be delayed, which would adversely affect our ability to generate revenues and would increase our expenses.

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WOULD PREVENT MARKETING OF OUR PRODUCTS.  We intend to have our products marketed both inside and outside of the United States.  In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ from that required to obtain FDA approval.  The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval.  We may not obtain foreign regulatory approvals on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.  We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.  The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

EVEN IF OUR CLINICAL TRIALS ARE SUCCESSFUL, WE MAY NOT HAVE A COMMERCIALLY VIABLE DRUG OR PRODUCT.  We have a number of hurdles to overcome to have a commercially viable drug or product even assuming our clinical trials are successful, including:

•                  We must secure one or more manufacturers for our products and we must bridge the materials supplied by the current manufacturer(s) to the previously supplied materials to gain FDA approval.

•                  We must demonstrate that the product will be accepted in the market place.  Even if the clinical trial is successful, the market may not accept the drug formulation or dosing.

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR PRODUCTS, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT REVENUES FROM PRODUCT SALES.  Even if we obtain regulatory approval for our products, they may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

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

If our products fail to achieve market acceptance, we would not be able to generate significant revenue or achieve profitability.

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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE WILL SUSTAIN LOSSES IN THE FORESEEABLE FUTURE.  We have incurred losses from operations in prior years, including 2011 and 2010.  Our net losses for the years ended December 31, 2011 and 2010 were $3.5 million and $7.7 million, respectively.

The Company’s cumulative deficit was $37.1 million at December 31, 2011.  We expect to incur substantial losses for the foreseeable future. We may not return to profitable operations.

WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND PERSONNEL.  As a small company, our success depends on the services of key employees in executive and other positions.  The loss of the services of one or more of such employees could have a material adverse effect on us.

WE FACE INTENSE COMPETITION.  Our competitors include many companies, research institutes and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating.  Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than we do.  In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutic products and obtaining approvals from the FDA and other  regulatory agencies.  Our competitors may succeed in developing or marketing biotechnology products that are more effective than ours.

HEALTH CARE REFORM MEASURES COULD ADVERSELY AFFECT OUR BUSINESS.  The business prospects and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care.  In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the U.S. or internationally, the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third party payors.  Furthermore, in the U.S., health care reform legislation titled the Patient Protection and Affordable Care Act was signed into law on March 23, 2010.  This comprehensive legislation will affect the terms of public and private health insurance and have a substantial impact on the pharmaceutical industry.  For example, the new law will impose an annual fee on manufacturers of branded prescription pharmaceuticals that will impact our products.  Regulations to implement this and other provisions related to the research, marketing and sale of prescription pharmaceutical products could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.  Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our products.

WE FACE EVOLVING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE THAT MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies.  We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs.  For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting.  While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2011, our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.  These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS THAT WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK.  Our common stock has traded as low as $0.78 and as high as $21.00 between January 1, 2010 and March 26, 2012. Some of the factors leading to this volatility include:

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

OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ CAPITAL MARKET SYSTEM IF WE FAIL TO COMPLY WITH CONTINUED LISTING STANDARDS.  Our common stock is currently traded on the NASDAQ Capital Market under the symbol “SPEX.”  If we fail to meet any of the continued listing standards of the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market.  These continued listing standards include specifically enumerated criteria, such as:

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

On two separate occasions in the last few years, NASDAQ has notified the Company that its common stock failed to maintain a minimum bid price of $1.00 as required by the NASDAQ Listing Rules.  In both cases, the Company’s stock price increased over the $1.00 threshold before NASDAQ delisted the stock.  In May 2011, the Company effected a 1 for 10 reverse stock split which immediately preceded the stock price increase. Our stock is currently trading below the $1.00 minimum bid price and we therefore risk NASDAQ delisting.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company’s office is located in Bethesda, Maryland, where it leases 5,000 square feet of office space under a lease that expires March 31, 2018. The capacity of the Bethesda facility is adequate for the Company’s current needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings as of the date of this filing.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 26, 2012, the number of shareholders of record of the Company’s common stock was approximately 195.  The Company’s common stock is traded in the over-the-counter market and is quoted in the NASDAQ Capital Market System under the symbol SPEX.  No dividends were paid in 2011 or 2010.

The following table states the high and low sales prices of the Company’s common stock for each quarter during the two year period ended December 31, 2011, based on the daily high and low prices as reported by NASDAQ:

	High	Low
1st Quarter 2011	$10.90	$3.50
2nd Quarter 2011	$5.86	$2.28
3rd Quarter 2011	$3.48	$1.23
4th Quarter 2011	$3.42	$1.13

1st Quarter 2010	$19.60	$11.00
2nd Quarter 2010	$14.70	$10.00
3rd Quarter 2010	$19.40	$11.60
4th Quarter 2010	$21.00	$5.20

On November 24, 2010, the Company received written notification (the “Notice”) from NASDAQ advising the Company that the bid price of the Company’s common stock for the previous thirty (30) consecutive trading days had closed below the minimum $1.00 per share (the “Minimum Price Requirement”) required for continued listing on the NASDAQ Capital Market.

On May 24, 2011, following the reverse stock split described below, the Company received notification from NASDAQ confirming that it has regained compliance with the minimum bid price requirement for continued listing on NASDAQ under Listing Rule 5550(a)(2). In the letter, NASDAQ stated that this matter is now closed.

Our stock is currently trading below $1.00 minimum bid price and we therefore risk NASDAQ delisting.

On May 6, 2011, the Company effected a one-for-ten reverse split of its common stock.  The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company’s stockholders at the annual meeting of stockholders held on November 17, 2009, to effect a reverse stock split of the Company’s common stock.  The reverse stock split reduced the number of outstanding shares of common stock from 25,624,872 shares to 2,562,488 shares.  All per share amounts and outstanding shares, including all common stock equivalents, stock options, equity compensation plans, and warrants, have been retroactively restated in the Financial Statements and in the Notes to the Financial Statements for all periods presented to reflect the reverse stock split.  On the Company’s balance sheet, the aggregate par value of the common stock at December 31, 2010 was retroactively reduced by $85,746 with an off-setting increase to paid-in capital in excess of par.

On February 2, 2012, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 1,064,815 shares of its common stock and warrants to purchase up to an additional 212,963 shares of its common stock to such investors for gross proceeds of approximately $1.15 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.2 of a share of common stock.  The purchase price per unit was $1.08.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $1.40.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.  The common stock issued in the February 2012 offering and the common stock that may be issued pursuant to the exercise of the warrants have been registered pursuant to a Form S-3 registration statement (File No. 333-161531), which became effective on October 1, 2009, and are classified as permanent equity.

In connection with the closing of our February 2012 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants with a term of two years to purchase up to 31,944 shares of our common stock at an exercise price of $1.35 per share.  The estimated fair value of the warrants at the date of grant was $19,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

In October 2011, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 532,559 shares of its common stock and warrants to purchase up to an additional 532,559 shares of its common stock to such investors for gross proceeds of approximately $1.25 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock.  The purchase price per unit was $2.365.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $2.24 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.  The common stock issued in the October 2011 offering and the common stock that may be issued pursuant to the exercise of the warrants were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-3 (File No. 333-177748), which became effective on November 21, 2011, and are classified as permanent equity.

In connection with the closing of the October 2011 offering, the Company issued to Rodman & Renshaw, LLC warrants with a term of two years to purchase 15,977 shares of our common stock (at an exercise price of $2.95 per share).  The estimated fair value of the warrants at the date of grant was $25,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

On January 19, 2011, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 426,900 shares of its common stock and warrants to purchase up to an additional 213,450 shares of its common stock to such investors for gross proceeds of approximately $2.77 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock.  The purchase price per unit was $6.50.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $8.00.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $2.6 million.  The common stock issued in the January 2011 offering and the common stock that may be issued pursuant to the exercise of the warrants have been registered pursuant to a Form S-3 registration statement (File No. 333-161531), which became effective on October 1, 2009, and are classified as permanent equity.

In connection with the closing of our January 2011 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants with a term of two years to purchase up to 12,807 shares of our common stock at an exercise price of $8.125 per share.  The estimated fair value of the warrants at the date of grant was $42,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

On October 7, 2010, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell an aggregate of 5,250 shares of its Series B Convertible Preferred Stock and warrants to purchase up to an additional 210,000 shares of its common stock to such investors for gross proceeds of approximately $5.25 million.  Each share of Series B Convertible Preferred Stock was convertible at the option of the holder, at any time, into 80 shares of common stock based on a conversion price of $12.50 per share of Series B Convertible Preferred Stock.  The preferred stock and warrants were sold in units, with each unit consisting of one share of preferred stock and a warrant to purchase 0.5 of a share of common stock.  The purchase price per unit was $1,000.00.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $15.00 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of share and similar recapitalization transactions.  The net proceeds to the Company from the October 2010 offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $4.9 million.  The preferred stock, warrants to purchase common stock (including the placement agent warrants) and shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants were issued pursuant to a prospectus filed with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (File No. 333-167963), which became effective on October 6, 2010, and are classified as permanent equity.

In connection with the closing of the October 2010 offering, the Company issued to Rodman & Renshaw, LLC warrants with a term of two years to purchase 12,600 shares of our common stock (at an exercise price of $15.625 per share).  The estimated fair value of the warrants at the date of grant was $49,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

In the late fall of 2011, the Company amended its certificate of incorporation to increase the maximum number of shares of common stock it may issue to 50,000,000 shares.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	61,109	(1)	$5.35	22,514	(3)
Equity compensation plans not approved by securities holders	28,784	(2)	$5.26	N/A
Total	89,893			22,514

(1)  Consists of options to acquire 48,509 shares of our common stock issued to our key employees and directors; and warrants to purchase 12,600 shares of our common stock issued to our placement agent in connection with the October 2010 offering.  On August 31, 2010, our stockholders provided the Board of Directors the authority to issue securities which led to the October 2010 offering.

(2)  Consists of warrants to purchase 28,784 shares of our common stock issued to our placement agent with respect to the January 2011 and October 2011 offerings.

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

Biospherics is dedicated to development of pharmaceuticals.  Recently, the Company has focused its studies on treating high triglycerides and other dyslipidemias with a combination of D-tagatose and SPX-106, a licensed drug compound, which combination is referred to as SPX-106T.  Animal studies of SPX-106T are ongoing and an initial human efficacy study could begin in mid-2012.

Tagatose, a naturally occurring sugar, is a low-calorie, full-bulk sweetener previously approved by the Food and Drug Administration (“FDA”) as a GRAS (Generally Recognized As Safe) food ingredient.  It is a true sugar that looks, feels, and tastes like table sugar.  During human safety studies supporting food use, we discovered and patented a number of health and medical uses for D-tagatose.

Until June 2010, development was limited to developing D-tagatose as a novel, first-in-class treatment for Type 2 diabetes.  In June 2010, the Company announced that it would seek a pharma partner to continue the diabetes development and that it would also explore D-tagatose as a potential treatment for high triglycerides, a risk factor for atherosclerosis, myocardial infarction, and stroke.  The Company has begun such exploration and is also evaluating other drug compounds it has licensed from the UKRF.

The Company is also exploring the possibility of increasing its pipeline of potential products by obtaining by license or acquisition other clinical stage compounds/orphan drugs for continued development and commercialization.  Orphan drug status by the FDA is usually applied to products where the number of patients in the United States in the given disease category is typically less than 200,000.  The European Medicines Agency adopted a similar system termed “The Regulation of Orphan Medicinal Products.”  These Orphan drug indications typically require more modest investment in the development stages, followed by a quicker regulatory path to approval.

We have incurred negative cash flow from operations each of the most recent fiscal years.  We anticipate incurring negative cash flows from operating activities for the foreseeable future.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts.

Results of Operations—2011 Compared with 2010

Revenue and Direct Costs

Revenue and direct contract costs are primarily related to the Company’s Health Sciences business.  The consulting business generally provides services on either a fixed-price basis or a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience.  Engagement agreements typically provide for monthly billing and payment within thirty (30) days of receipt, and permit clients to terminate engagements at any time.  The Health Sciences consulting staff also provides support for our R&D activities and the decrease in direct costs of $130,000 between years reflects an increase in the staff’s time devoted to developing study protocols and other support for the Company’s R&D activities (see Research and Development below).  This shift in resources accounted for approximately half of the $612,000 decrease in revenue between years.  Lower effective rates on 2011 contracts in comparison to 2010 contracts accounted for the rest of the decrease in revenue between years as a result of changing demand in the market for Health Science based consulting services. During 2011 and 2010, Health Sciences provided services to 20 and 23 companies, respectively.

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

The clinical trials in the use of D-tagatose for the treatment of Type 2 diabetes was the primary focus of the Biospherics segment during 2010.  Beginning in the fourth quarter of 2010, the Company began shifting the focus of its R&D efforts to the use of SPX-106T in lowering triglyceride and cholesterol levels.  The shift from late stage trials to a pre-clinical trial resulted in a decrease in R&D costs between years; the Company anticipates that R&D costs will begin to increase again with the progression of triglyceride and cholesterol studies.

An application for an Investigational New Drug (“IND”) for the D-tagatose and SPX-106 combination drug is being prepared for submission to the US FDA, and a human proof-of-concept trial may begin in mid-2012.  Combination therapy is an important tool in many complex disease settings, including cancer, infectious diseases, cardiovascular disease, diabetes and the metabolic syndrome.  Scientific progress has increased understanding of the pathophysiological processes that underlie these and other multifactorial diseases.  This increased knowledge has advanced new therapeutic approaches using combinations of drugs targeted at multiple therapeutic targets to improve treatment response and/or minimize development of drug resistance.  In settings like metabolic syndrome, in which combination therapy may offer significant therapeutic advantages, there is increasing interest in the development of combinations of investigational drugs not previously developed for any purpose.

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

As noted, the Phase 3 trial to determine efficacy of D-tagatose as a treatment for Type 2 diabetes and the Phase 2 Dose Range trial to evaluate the effectiveness of lower doses of D-tagatose in treating Type 2 diabetes were both completed in late 2010.

Selling, General and Administrative

Our selling, general and administrative (S,G&A) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A expenses for 2011 decreased $946,000 (23%) from those of the prior year.  The decrease between years was primarily attributable to a scaling down of the Company’s business development activities for the use of D-tagatose as a treatment for Type 2 diabetes, which included consultants, market research and other related costs.  The Company expects that it will see an increase in S,G&A costs in 2012 as we seek, investigate and pursue opportunities to expand our research and development pipeline.

Interest Income

Interest income in 2011 and 2010 was primarily derived from interest earned on the net proceeds of our equity offerings.  The decrease in interest income between years is attributable to the decrease in funds available for investing.

Other Income

In October 2010, the Company was awarded two one-time grants from the U.S. Government under the Patient Protection and Affordable Care Act.  The awards were for the Company’s 2009 and 2010 diabetes and triglyceride research.  As a result, in 2011 and 2010 the Company recognized $39,000 and $136,000 in other income, net of a related tax expense of $14,000 and tax benefit of $133,000, respectively.

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

Income Tax (Expense) Benefit

The 2011 income tax expense and the 2010 income tax benefit was directly related to the above mentioned U.S. government grants in the Other Income discussion.

Sales Backlog

The Company’s backlog as of December 31, 2011 and 2010 (consisting solely of backlog from the Health Sciences business) was approximately $317,000 and $308,000, respectively.  The Company bills for its consulting services primarily on a time and expense basis and these amounts represent estimated contract values.  Further, the Company’s consulting contracts are generally terminable or subject to postponement or delay at any time by clients.  As a result, backlog at any particular time is not a reliable indicator of revenues for any future periods.

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

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income, while still requiring entities to adopt the other requirements.  We are required to adopt this standard as of the beginning of 2013. We do not expect this adoption to have a material impact on our financial statements.

Liquidity and Capital Resources

We expect to continue to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue, and we will continue to incur ongoing administrative and other expenses, including public company expenses.  We intend to finance our activities through:

•                  the remaining proceeds of our equity offerings; and

•                  additional funds we will seek to raise through the sale of additional stock in the future.

Working capital was $4.6 million at December 31, 2011, including $4.9 million cash on hand.  Management believes that this cash on hand, combined with the $1.1 million of net proceeds of the February 2012 offering, provide us with sufficient cash to sustain operations for 2012.  We expect that we will need to expend approximately $5 million over the next twelve (12) months to support our currently planned development operations.  This estimate assumes (i) no further significant expenditures for developing D-tagatose as a drug for diabetes, (ii) continuing development of D-tagatose as a treatment for high triglycerides and other dyslipidemias, (iii) ongoing operation of the Health Sciences segment at the current level of activity and (iv) that we raise additional funds to continue our development efforts beyond this 12-month period.

Due to the nature of our business, we will need to raise additional funds on a consistent basis to continue operations, to fully pursue the triglycerides and other dyslipidemias opportunity, and to seek, investigate, pursue and exploit other pipeline development opportunities.  Fundraising will likely require the issuance of additional equity securities and a purchaser of such securities will likely insist that such securities be registered securities.  NASDAQ rules require stockholder approval for certain stock issuances constituting twenty percent (20%) or more of a company’s issued and outstanding stock.

The Company has a Form S-3 shelf registration statement that is currently effective.  However, it is unlikely that the Company will be able to use this shelf registration statement for another significant offering prior to its expiration on October 1, 2012.  Following the expiration of this registration, the Company will need to obtain another registration statement to become effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Spherix Incorporated

We have audited the accompanying consolidated balance sheets of Spherix Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spherix Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Baltimore, MD

March 29, 2012

Spherix Incorporated

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenue	$820,925	$1,432,452

Operating expense
Direct costs	(388,065)	(517,677)
Research and development expense	(1,645,939)	(4,846,111)
Selling, general and administrative expense	(3,133,792)	(4,080,123)

Total operating expense	(5,167,796)	(9,443,911)

Loss from operations	(4,346,871)	(8,011,459)

Interest income	3,455	6,109
Other income	51,261	135,914
Gain on settlement of obligations	845,000	—

Loss from continuing operations before taxes	(3,447,155)	(7,869,436)
Income tax (expense) benefit	(14,485)	133,194

Net loss	(3,461,640)	(7,736,242)

Net loss per share, basic	$(1.32)	$(4.28)
Net loss per share, diluted	$(1.32)	$(4.28)

Weighted average shares outstanding, basic	2,625,691	1,806,132
Weighted average shares outstanding, diluted	2,625,691	1,806,132

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$4,911,350	$5,575,310
Trade accounts receivable, net of allowance of $8,174 and $65,000	232,507	285,859
Grants receivable	—	270,128
Other receivables	53,851	74,110
Prepaid research expenses	209,780	464,322
Prepaid expenses and other assets	120,427	155,261
Total current assets	5,527,915	6,824,990

Property and equipment, net of accumulated depreciation of $265,502 and $197,971	91,482	154,161
Patents, net of accumulated amortization of $2,146 and $50,725	—	2,296
Deposit	35,625	35,625
Total assets	$5,655,022	$7,017,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$269,996	$1,211,561
Accrued salaries and benefits	549,815	563,706
Deferred revenue	72,871	170,641
Total current liabilities	892,682	1,945,908

Deferred compensation	—	550,000
Deferred rent	47,675	80,945
Total liabilities	940,357	2,576,853

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 5,250 series B issued and 1 outstanding at December 31, 2011, and December 31, 2010	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 3,103,004 and 2,143,631 issued, 3,094,961 and 2,135,588 outstanding at December 31, 2011 and 2010, respectively	31,030	21,436
Paid-in capital in excess of par value	42,295,306	38,568,814
Treasury stock, 8,043 shares	(464,786)	(464,786)
Accumulated deficit	(37,146,885)	(33,685,245)
Total stockholders’ equity	4,714,665	4,440,219
Total liabilities and stockholders’ equity	$5,655,022	$7,017,072

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 2011 and 2010

	Preferred Stock		Common Stock		Paid-in Capital in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Excess of Par	Shares	Amount	Deficit	Equity

Balance, January 1, 2010	—	$—	1,723,109	$17,231	$33,668,434	8,043	$(464,786)	$(25,949,003)	$7,271,876

Sale of series B preferred stock, net of offering costs of $382,500	5,250	52	—	—	4,867,448	—	—	—	4,867,500
Conversion of series B preferred stock into common stock	(5,249)	(52)	419,920	4,199	(4,147)	—	—	—	—
Stock-based compensation	—	—	602	6	37,079	—	—	—	37,085
Net loss	—	—	—	—	—	—	—	(7,736,242)	(7,736,242)

Balance, December 31, 2010	1	—	2,143,631	21,436	38,568,814	8,043	(464,786)	(33,685,245)	4,440,219

Sale of common stock, net of offering costs of $333,800	—	—	959,373	9,594	3,690,958	—	—	—	3,700,552
Stock-based compensation	—	—	—	—	35,534	—	—	—	35,534
Net loss	—	—	—	—	—	—	—	(3,461,640)	(3,461,640)

Balance, December 31, 2011	1	$—	3,103,004	$31,030	$42,295,306	8,043	$(464,786)	$(37,146,885)	$4,714,665

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(3,461,640)	$(7,736,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of obligation	(845,000)	—
Depreciation and amortization	69,827	77,865
Provision for doubtful accounts	(5,351)	65,000
Stock-based compensation	35,534	37,085
Changes in assets and liabilities:
Receivables	349,090	(419,996)
Prepaid expenses and other assets	289,376	(410,328)
Accounts payable and accrued expenses	(355,456)	(327,538)
Deferred rent	(33,270)	(28,767)
Deferred compensation	(305,000)	(30,000)
Deferred revenue	(97,770)	79,726
Net cash used in operating activities	(4,359,660)	(8,693,195)

Cash flows from investing activities
Proceeds from the maturity of short-term investments	—	375,003
Purchase of fixed assets	(4,852)	—
Net cash (used in) provided by investing activities	(4,852)	375,003

Cash flows from financing activities
Proceeds from issuance of Series B Preferred stock, net	—	4,867,500
Proceeds from issuance of common stock, net	3,700,552	—
Net cash provided by financing activities	3,700,552	4,867,500

Net decrease in cash and cash equivalents	(663,960)	(3,450,692)
Cash and cash equivalents, beginning of year	5,575,310	9,026,002

Cash and cash equivalents, end of year	$4,911,350	$5,575,310

Supplemental disclosures of cash flow information:
Cash paid for taxes	$160,829	$—

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.  The Company maintains cash balances at several banks.  Interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2011, the Company’s interest bearing deposits in excess of the FDIC limits was $4.7 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Concentrations

During 2011 and 2010, 100% and 99% of our revenue was generated from the Health Sciences business.  In 2011, revenue from four customers accounted for 20%, 15%, 12% and 11% of revenues, respectively. In 2010, revenue from one customer accounted for 10% of revenues. At December 31, 2011, three major contracts constituted 71% of the trade accounts receivable, the components of which were 43%, 18% and 10%, respectively. At December 31, 2010, five major contracts constituted 69% of the trade accounts receivable, the components of which were 19%, 16%, 12%, 11% and 11%, respectively. No other single contract was greater than 10% of total trade accounts receivable.

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

Leasehold improvements are depreciated or amortized over the shorter of the term of the related lease or the estimated useful lives of the assets (generally 5 to 10 years).  Major additions, improvements and renewals are capitalized at cost and ordinary repairs, maintenance, and renewals are expensed in the year incurred.  Gains or losses

Spherix Incorporated

Notes to Consolidated Financial Statements

from the sale or retirement of property and equipment result from the difference between sales proceeds (if any) and the assets’ net book value, and are recorded in the consolidated Statements of Operations.

Patent Costs

Legal costs incurred in connection with patent applications and costs of acquiring patents are capitalized when incurred.  When patents are granted, costs are amortized over a term representing the shorter of the life of the patent or the projected sales period of the product or process.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, including patents and property and equipment, may not be fully recoverable, the Company evaluates the probability that the future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  If any impairment is indicated as a result of this review, the Company would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value, determined based on the discounted future cash flows.  In 2011 and 2010, no such impairment was noted.

Treasury Stock

The Company accounts for the treasury stock using the cost method, which treats it as a temporary reduction in stockholders’ equity.

Common Stock Purchase Warrants

The Company accounts for the issuance of Common Stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its Common Stock purchase warrants as of the date of each registered direct offering and through December 31, 2011 and determined that such derivatives met the criteria for equity classification.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares as a component of stockholders’ equity.

The Company’s Series B Convertible Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2011. Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured.  On time and expense contracts revenue is recognized at contractually agreed-upon rates based upon direct labor hours expended and other direct costs incurred.

Spherix Incorporated

Notes to Consolidated Financial Statements

Revenue for fixed-price contracts is recognized under the proportional performance method based upon labor charged in relation to total expected labor charges.  Losses, if any, on contracts are recorded during the period when first determined.

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

Other Income

Other income consists of two grants from the U.S. Government awarded in October 2010 in support of the Company’s 2009 and 2010 diabetes and triglyceride research.  As a result, in 2011 and 2010 the Company recognized $39,000 and $136,000 in other income, net of a related tax expense of $14,000 and tax benefit of $133,000, respectively.

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

During 2010, the Company’s subsidiary, Biospherics Incorporated, received notice from the IRS that it had been awarded two grants under IRC Section 48D of the Internal Revenue Code’s “Qualifying Therapeutic Discovery Project (“QTDP”).  The amount received pursuant to the QTDP Grant was $270,000 of which $133,000 related to the income tax benefit associated with the realization or “monetization” of prior-period tax attributes for which the Company had previously established a valuation allowance.

The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense.  At December 31, 2011 and 2010, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

Fair Value Information

The estimated fair value of the Company’s financial instruments, which include cash, receivables, and accounts payable reported in the Consolidated Balance Sheets, approximate their carrying value given their short maturities.

The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1                     Valuations for assets and liabilities traded in active exchange markets.  Valuations are obtained from available pricing sources for market transactions involving identical assets or liabilities.

Level 2                     Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are

Spherix Incorporated

Notes to Consolidated Financial Statements

obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3                     Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At December 31, 2011 and 2010, the Company had approximately $4.3 million and $5.3 million in money market accounts, respectively, which are Level 1 fair value instruments.

Accounting for Stock-Based Compensation

The Company applies the fair value method, which requires that the measurement of all employee share-based payments to employees, including grants of employee stock options, be expensed over their requisite service period based on their value at the grant date using their fair value, determined using a prescribed option-pricing model.  The Company uses a Black-Scholes option pricing model to value stock options.  For the years ended December 31, 2011 and 2010, the Company recognized $36,000 and $30,000 in stock based compensation expense relating to 45,000 stock options awarded in November 2011, 26,664 stock options awarded in April 2010 and 59,000 stock options awarded in February 2006, and also recognized $7,000 in 2010 related to the issuance of restricted stock  (see Note 7, “Stockholders’ Equity”).

Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  At December 31, 2011, 5,850 of the Company’s 48,509 outstanding options and 548,536 of the Company’s 1,107,828 warrants were considered common stock equivalents as the exercise prices of those options and warrants were above the average market price of the Company’s common stock for the period.

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

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income, while still requiring entities to adopt the other requirements.  We are required to adopt this standard as of the beginning of 2013. We do not expect this adoption to have a material impact on our financial statements.

Spherix Incorporated

Notes to Consolidated Financial Statements

2.                                      Liquidity

We expect to continue to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue, and we will continue to incur ongoing administrative and other expenses, including public company expenses.  We intend to finance our activities through:

•                  the remaining proceeds of our equity offerings; and

•                  additional funds we will seek to raise through the sale of additional stock in the future.

Working capital was $4.6 million at December 31, 2011, including $4.9 million cash on hand.  Management believes that this cash on hand, combined with the $1.1 million of net proceeds of the February 2012 offering (described in Note 13), provide us with sufficient cash to sustain operations for 2012.  We expect that we will need to expend approximately $5 million over the next twelve (12) months to support our currently planned development operations.  This estimate assumes (i) no further significant expenditures for developing D-tagatose as a drug for diabetes, (ii) continuing development of D-tagatose as a treatment for high triglycerides and other dyslipidemias, (iii) ongoing operation of the Health Sciences segment at the current level of activity and (iv) that we raise additional funds to continue our development efforts beyond this 12-month period.

Due to the nature of our business, we will need to raise additional funds on a consistent basis to continue operations and to fully pursue the triglycerides and other dyslipidemias opportunity.  Fundraising will likely require the issuance of additional equity securities and a purchaser of such securities will likely insist that such securities be registered securities.  NASDAQ rules require stockholder approval for certain stock issuances constituting twenty percent (20%) or more of a company’s issued and outstanding stock.

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

3.                                      Accounts Receivable

The Company’s accounts receivable includes amounts owed by customers for consulting related activities under contracts signed with those customers.  Credit is extended to customers based on an evaluation of a customer’s financial condition and, in general, collateral is not required.  Management regularly reviews accounts receivable for uncollectible and potentially uncollectible accounts, and when necessary establishes an allowance for doubtful accounts.  Balances that are outstanding after management has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.  At December 31, 2011 and 2010, the allowance for doubtful accounts was $8,000 and $65,000 respectively.

Spherix Incorporated

Notes to Consolidated Financial Statements

Balance, January 1, 2010	$0
Provision for doubtful accounts	65,000
Balance December 31, 2010	65,000
Amounts written-off	(52,000)
Reduction in the provision for doubtful accounts	(5,000)
Balance December 31, 2011	$8,000

4.                                      Property and Equipment

The components of property and equipment as of December 31, at cost are:

	2011	2010
Computers	$19,000	$14,000
Office furniture and equipment	109,000	109,000
Leasehold improvements	229,000	229,000
Total cost	357,000	352,000
Accumulated depreciation and amortization	(266,000)	(198,000)
Property and equipment, net	$91,000	$154,000

The Company’s depreciation expense for the years ended December 31, 2011 and 2010 was $68,000 and $72,000, respectively.

5.                                      Patents and Intangible Assets

The Company’s amortization expense for the years ended December 31, 2011 and 2010 was $2,000 and $6,000 on patents with an original value of $53,000, of which $51,000 expired in 2011.

6.                                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2011	2010

Accounts payable	$106,000	$312,000
Purchase commitment	—	600,000
Deferred Compensation	—	145,000
Accrued expenses	164,000	154,000
	$270,000	$1,211,000

7.                                      Stockholders’ Equity

Equity Offerings

In October 2011, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 532,559 shares of its common stock and warrants to purchase up to an additional 532,559 shares of its common stock to such investors for gross proceeds of approximately $1.25 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock.  The purchase price per unit was $2.37.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $2.24 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering

Spherix Incorporated

Notes to Consolidated Financial Statements

expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.  The common stock issued in the October 2011 offering and the common stock that may be issued pursuant to the exercise of the warrants were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-3 (File No. 333-177748), which became effective on November 21, 2011, and are classified as permanent equity.

In connection with the closing of the October 2011 offering, the Company issued to Rodman & Renshaw, LLC warrants with a term of two years to purchase 15,977 shares of our common stock (at an exercise price of $2.95 per share).  The estimated fair value of the warrants at the date of grant was $25,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

On January 19, 2011, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 426,900 shares of its common stock and warrants to purchase up to an additional 213,450 shares of its common stock to such investors for gross proceeds of approximately $2.77 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock.  The purchase price per unit was $6.50.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $8.00.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $2.6 million.  The common stock issued in the January 2011 offering and the common stock that may be issued pursuant to the exercise of the warrants have been registered pursuant to a Form S-3 registration statement (File No. 333-161531), which became effective on October 1, 2009, and are classified as permanent equity.

In connection with the closing of our January 2011 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants with a term of two years to purchase up to 12,807 shares of our common stock at an exercise price of $8.13 per share.  The estimated fair value of the warrants at the date of grant was $42,000. These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

On October 7, 2010, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell an aggregate of 5,250 shares of its Series B Convertible Preferred Stock and warrants to purchase up to an additional 210,000 shares of its common stock to such investors for gross proceeds of approximately $5.25 million.  Each share of Series B Convertible Preferred Stock was convertible at the option of the holder, at any time, into 80 shares of common stock based on a conversion price of $12.50 per share of Series B Convertible Preferred Stock.  The preferred stock and warrants were sold in units, with each unit consisting of one share of preferred stock and a warrant to purchase 0.5 of a share of common stock.  The purchase price per unit was $1,000.00.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $15.00 per share.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of share and similar recapitalization transactions.  The net proceeds to the Company from the October 2010 offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $4.9 million.  The preferred stock, warrants to purchase common stock (including the placement agent warrants) and shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants were issued pursuant to a prospectus filed with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (File No. 333-167963), which became effective on October 6, 2010, and are classified as permanent equity.

In connection with the closing of the October 2010 offering, the Company issued to Rodman & Renshaw, LLC warrants with a term of two years to purchase 12,600 shares of our common stock (at an exercise price of $15.63 per share).  The estimated fair value of the warrants at the date of grant was $49,000. These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Spherix Incorporated

Notes to Consolidated Financial Statements

Restricted Stock

In August 2010, the Company issued 602 shares of restricted stock as part of an employment agreement.  The total fair value of the issuances of the stock was $10,000, which was recognized as compensation expense over a one-year vesting period.  The fair value of the stock awards was based on the closing market price on the date of the grant.

Stock Option Plan

The Company has an Employees’ Stock Option Plan (the “Plan”) which permits issuance of both Incentive Stock Options (ISO) and Non-Qualified Stock Options, whereby options may be granted to officers, Directors and other key employees to purchase up to 100,000 shares of common stock in amounts determined by the Compensation Committee of the Board of Directors through December 31, 2015.  During 2011 and 2010, the Company granted 45,000 and 35,088 stock options to the Company’s Board of Directors and officers under the Plan.  Options issued to employees typically vest over a four-year period and options issued to non-employee directors vested immediately upon being granted.  At December 31, 2011, there were 20,000 options under the plan that were fully vested.  The total unrecognized stock compensation expense at December 31, 2011 is approximately $43,000, which will be recognized over 3.9 years.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with ASC 718 for stock options granted in 2011 and 2010.

	2011	2010
Risk-free interest rate	0.93%	2.01%
Dividend yield	0%	0%
Expected life (years)	5	4
Volatility	130.0%	106.1%

Activity for the two years ended December 31, 2011, for all option grants is shown below:

	2011				2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,309	$16.10			4,050	$25.70
Granted	45,000	$2.00			3,509	$11.40
Exercised	—	$—			—	$—
Expired or forfeited	(2,800)	$22.00			(1,250)	$34.10
Outstanding at end of year	48,509	$2.68	4.8	$—	6,309	$16.10
Options exercisable at end of year	23,509		4.7	$—	6,309
Weighted-average fair value of options granted during the year	$1.71				$8.20

Price range of options
Outstanding	$2.00-$11.40				$11.40-$22.00
Exercised	$—				$—
Expired or forfeited	$22.00				$34.10

The following table summarizes information with respect to stock options outstanding at December 31, 2011:

Spherix Incorporated

Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$2.00	45,000	$2.00	4.9	20,000	$2.00
$11.40	3,509	$11.40	3.7	3,509	$11.40
	48,509			23,509

8.                          Gain on Settlement of Obligations

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

9.                                      Income Taxes

Income tax from operations for 2011 and 2010 was as follows:

	2011	2010
U.S. Federal income tax (expense) benefit	$(13,000)	$118,000
State and local income tax (expense) benefit	$(1,000)	$15,000
Total income tax (expense) benefit	$(14,000)	$133,000

	2011	2010
Current income tax (expense) benefit	$(14,000)	$38,000
Deferred income tax (expense) benefit	$—	$95,000
Total income tax (expense) benefit	$(14,000)	$133,000

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2011 and 2010 are as follows:

Spherix Incorporated

Notes to Consolidated Financial Statements

	2011	2010
Deferred tax assets
Deferred rent	$19,000	$32,000
Accrued vacation	39,000	33,000
Tax credit/grants	82,000	23,000
Deferred compensation	—	274,000
Net operating loss carryforward	15,922,000	13,912,000
Accrued bonus	154,000	165,000
Stock based compensation	25,000	41,000
Inventory adjustments	—	426,000
Accrued expenses	38,000	38,000
Other	5,000	27,000
Total deferred tax asset	16,284,000	14,971,000

Deferred tax liabilities
Property and equipment	(4,000)	(23,000)
Change in accounting method - accrued bonus	(20,000)	(41,000)
	(24,000)	(64,000)

Valuation allowance	(16,260,000)	(14,907,000)

Net Deferred tax asset	$—	$—

At December 31, 2011 and 2010, the Company had gross operating loss carryforwards for U.S. federal income tax purposes of approximately $39.0 million and $33.9 million, respectively, which will begin to expire in 2019.  At December 31, 2011 and 2010, the Company had gross operating loss carryforwards for state income tax purposes of approximately $49.9 million and $44.6 million, respectively, which will begin to expire in 2018.  Based on the Company’s historical losses and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax asset.

Utilization of the net operating loss carryforwards and credit could be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred.  The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change and could result in a reduction in the total net operating losses and research credits available.

Reconciliation between actual tax benefits and taxes computed at the statutory Federal rate of 34 percent for 2011 and 2010 are as follows:

	2011	2010
U.S. Federal income tax benefit at the statutory rate of 34%	$1,172,000	$2,675,000
Effect of permanent differences	(10,000)	(7,000)
Effect of permanent differences - Government Grant	4,000	51,000
State income taxes benefit, net of federal tax benefit	251,000	424,000
Other	(79,000)	—
Change in valuation allowance	(1,352,000)	(3,010,000)
Income tax (expense) benefit	$(14,000)	$133,000

During 2010, the Company’s subsidiary, Biospherics Incorporated, received notice from the IRS that it had been awarded two grants under IRC Section 48D of the Internal Revenue Code’s “Qualifying Therapeutic Discovery Project.”  The amount received pursuant to the QTDP Grant was $0.3 million of which $0.1 million related to the

Spherix Incorporated

Notes to Consolidated Financial Statements

income tax benefit associated with the realization or “monetization” of prior-period tax attributes for which the Company had previously established a valuation allowance.

Tax Uncertainties

The Company recognizes a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company has not recognized any such adjustments.  At December 31, 2011 and 2010, the Company had no material unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

The Company is subject to U.S. federal income tax and state and local income tax in multiple jurisdictions.  The statute of limitations for the consolidated U.S. federal income tax return is closed for all tax years up to and including 2007, except for pre-2007 tax returns that generated net operating loss carry forwards that could be adjusted on audit.  Currently, no federal or state and local income tax returns are under examination by the respective taxing authorities.

10.                               Commitments and Contingencies

Purchase Commitments

During 2009, the Company entered into a purchase commitment with a supplier of the Company’s D-tagatose product.  The agreement committed the Company to purchase 25 metric tons of D-Tagatose.  The Company utilized the D-tagatose as a part of the Phase 2 and Phase 3 trials.  This phase was necessary for the Company to be able to commercialize the product and as the products were not going to be available for sale, the Company wrote off the entire product value into Research and Development Costs.  The amounts written off in 2009 from the agreement were $1.1 million.  Of this amount $500,000 was paid in 2009 and the remaining balance of $600,000 was included in the Company’s accounts payable and accrued expenses at December 31, 2010.  On March 16, 2011, both parties signed an agreement whereby Inalco agreed to supply Spherix with 8.5 metric tons of D-tagatose for amounts previously paid for and both parties agreed to release each other from any other obligations under the previous agreement.  As a result, Spherix recognized a gain of $600,000 in 2011 on the release from its purchase obligation.

Leases

The Company has commitments under an operating lease through 2013 relating to its administrative office in Bethesda, Maryland.

Future minimum rental payments required as of December 31, 2011, under the non-cancelable lease are as follows:

Year Ending December 31,	Operating Lease

2012	159,000
2013	40,000
$199,000

The Company’s building lease contains step rent provisions, capital improvement funding, or other tenant allowances.  Minimum rental payments including allowances on this lease are recognized on a straight-line basis over the term of the lease.  In 2008, lease incentives under the Bethesda facility lease provided for $150,000 of leasehold

Spherix Incorporated

Notes to Consolidated Financial Statements

improvements.  The Company incurred net operating lease rental expenses of approximately $129,000 and $140,000 for the years 2011 and 2010, respectively.

Related Party Transactions

Employment, Deferred Compensation, and Consulting Agreements for Principal Stockholders

Under employment agreements with Dr. Gilbert V. Levin and Mrs. M. Karen Levin, the Company’s founders, the Company agreed to provide Dr. and Mrs. Levin each with lifetime payments of $12,500 each quarter and to fund long-term lifetime healthcare and health insurance policies following their retirements from the Company on August 14, 2008 and January 4, 2006, respectively.  At December 31, 2010, the Company’s liability for both Dr. and Mrs. Levin was estimated to be $450,000 for the lifetime payments and $245,000 for funding the long-term lifetime healthcare and health insurance policies based on actuarially determined amounts.  The non-current portion of these amounts was reported on the accompanying balance sheet as deferred compensation at December 31, 2010.  During 2011 and 2010, the Company paid Dr. and Mrs. Levin a combined total of $24,000 and $141,000 in post-retirement benefits under the above agreements.

In January 2011, the Company entered into a Letter Agreement with Gilbert V. Levin and M. Karen Levin pursuant to which the Company agreed to make a one time lump sum payment of $450,000 to the Levins in full satisfaction of the Company’s obligation to make a series of continuing payments to the Levins relating to their prior employment by the Company.  The Company’s estimated liability to the Levins at December 31, 2010, and prior to the above agreement, was approximately $695,000.  The $450,000 lump sum payment was made on January 31, 2011, and the Company recognized a gain of $245,000 in 2011.  Per the terms of the agreement, Gilbert V. Levin resigned as a member of the Board of Directors of the Company on January 13, 2011.

11.                               Employee Benefit Plans

The Spherix Incorporated 401(k) Retirement Plan (the “Plan”) is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed one year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant’s contribution or 2½% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $18,000 in each of 2011 and 2010, respectively.

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

Financial information by business segment for the years ended December 31, 2011 and 2010 is summarized below:

Spherix Incorporated

Notes to Consolidated Financial Statements

		Year Ended December 31,
		2011	2010
Revenues	Health Sciences	$821,000	$1,417,000
	Biospherics	—	15,000
	Total revenues	$821,000	$1,432,000

Operating Income (Loss) and Loss Before Income Taxes	Health Sciences	$156,000	$464,000
	Biospherics	(1,817,000)	(5,659,000)
	General and administration	(2,686,000)	(2,816,000)
	Total operating loss	(4,347,000)	(8,011,000)
	Interest income	3,000	6,000
	Other income	51,000	136,000
	Gain on settlement of obligations	845,000	—
	Loss from continuing operations before income taxes	$(3,448,000)	$(7,869,000)

Income Tax (Expense) Benefit	Health Sciences	$—	$—
	Biospherics	(14,000)	133,000
	Total income tax benefit	$(14,000)	$133,000

Identifiable Assets	Health Sciences	$193,000	$359,000
	Biospherics	287,000	739,000
	General corporate assets	5,175,000	5,919,000
	Total assets	$5,655,000	$7,017,000

Capital Expenditures	Health Sciences	$—	$—
	Biospherics	—	—
	General corporate assets	5,000	—
	Total capital expenditures	$5,000	$—

Depreciation and Amortization	Health Sciences	$—	$—
	Biospherics	2,000	6,000
	General corporate assets	68,000	72,000
	Total depreciation and amortization	$70,000	$78,000

Operating income (loss) from continuing operations consists of revenue less operating expenses.  In computing operating loss, interest expense and income taxes were not considered.  The operating income for the Health Sciences segment was 19% and 33% of that segment’s revenue for 2011 and 2010.

Biospherics is dedicated to development of pharmaceuticals.  Until June 2010, this development was limited to developing D-tagatose as a novel, first-in-class treatment for Type 2 diabetes.  In June 2010, the Company announced that it will seek a pharma partner to continue the diabetes development and that it will also explore D-tagatose as a potential treatment for high triglycerides and other dyslipidemias, a risk factor for atherosclerosis, myocardial infarction, and stroke.

Identifiable assets by business segment are those assets used in the Company’s operations in each segment, such as accounts receivable, inventories, fixed assets, and patent costs.  Corporate assets are principally cash and certain other assets not related to a particular segment’s operations.

Spherix Incorporated

Notes to Consolidated Financial Statements

13.                               Subsequent Events

The Company evaluated all events or transactions after December 31, 2011 through the date the financial statements were issued.

On February 2, 2012, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 1,064,815 shares of its common stock and warrants to purchase up to an additional 212,963 shares of its common stock to such investors for gross proceeds of approximately $1.15 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.2 of a share of common stock.  The purchase price per unit was $1.08.  Subject to certain ownership limitations, the warrants are exercisable at any time commencing six (6) months after the initial issue date and on or prior to August 7, 2017, but not thereafter, at an exercise price of $1.40.  The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.  The common stock issued in the February 2012 offering and the common stock that may be issued pursuant to the exercise of the warrants have been registered pursuant to a Form S-3 registration statement (File No. 333-161531), which became effective on October 1, 2009, and are classified as permanent equity.

In connection with the closing of our February 2012 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants to purchase up to 31,944 shares of our common stock at an exercise price of $1.35 per share.  The estimated fair value of the warrants at the date of grant was $19,000.  The warrants are exercisable at the option of the holder at any time beginning six (6) months after the closing through and including February 6, 2014.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

In March 2012, the Company entered into an amendment to its office building lease, which extends the term of the lease five years.  The lease as amended will expire on March 31, 2018.  Commencing on April 1, 2012, the base annual rent shall be $152,500, with an increase of 3% annually.

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

Spherix Incorporated

Notes to Consolidated Financial Statements

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level, as of December 31, 2011.  This report does not include an attestation of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC for smaller reporting companies.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2011.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on the Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the Spherix Board of Directors.

			Director
Name	Age	Position	Since
Douglas T. Brown	58	Director	2004
Claire L. Kruger	53	Director, and Chief Executive Officer	2007
Robert A. Lodder, Jr.	52	Director, and President	2005
Aris Melissaratos	68	Director	2008
Thomas B. Peter	58	Director	2009
Robert J. Vander Zanden	66	Director, and Chairman of the Board	2004

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

Dr. Robert J. Vander Zanden, Board Member since 2004, was elected Chairman of the Board in 2009. Having served as a Vice President of R&D with Kraft Foods International, he brings a long and distinguished career in applied technology, product commercialization, and business knowledge of the food science industry to Spherix. Dr. Vander Zanden holds a Ph.D. in Food Science and an M.S. in Inorganic Chemistry from Kansas State University, and a B.S. in Chemistry from the University of Wisconsin — Platteville, where he was named a Distinguished Alumnus in 2002. In his 30-year career, he has been with ITT Continental Baking Company as a Product Development Scientist; with Ralston Purina’s Protein Technology Division as Manager Dietary Foods R&D; with Keebler as Group Director, Product and Process Development (with responsibility for all corporate R&D and quality); with Grupo Gamesa, a Frito-Lay Company, as Vice President, Technology; and with Nabisco as Vice President of R&D for their International Division. With the acquisition of Nabisco by Kraft Foods, he became the Vice President of R&D for Kraft’s Latin American Division. Dr. Vander Zanden retired from Kraft Foods in 2004. He currently holds the title of Adjunct Professor and Lecturer in the Department of Food, Nutrition and Packaging Science at Clemson University, where he also is a member of their Industry Advisory Board. His focus on achieving product and process innovation through training, team building and creating positive working environments has resulted in his being recognized with many awards for product and packaging innovation. Dr. Vander Zanden is not now, nor has he been for the past five years, a director of a public, for-profit company other than Spherix.

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

Executive Officers

The Executive Officers of the Company are elected annually by the Board of Directors and are listed in the following table.

Name	Age	Position
Robert L. Clayton	48	CFO and Treasurer
Claire L. Kruger	53	Chief Executive Officer and Chief Operating Officer
Robert A. Lodder	52	President

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

Based solely upon a review of (i) copies of the Section 16(a) filings received by the Company during or with respect to 2011 and (ii) certain written representations of its Officers and Directors, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2010 and 2011 to date was filed in a timely manner.

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

The following Summary of Compensation table sets forth the compensation paid by the Company during the two years ended December 31, 2011, to all Executive Officers earning in excess of $100,000 during any year.

Summary of Compensation

							Change in
							Pension Value
							and Non-
						Non-Equity	Qualified
				Stock	Option	Incentive Plan	Deferred
Name and			Bonus	Award	Award	Compensation	Compensation	All Other
Principal Position	Year	Salary ($)	($)	($)	($)(1)	($)(2)	Earnings ($)	Compensation ($)	Total ($)
C. Kruger	2011	278,100	—	—	531	139,050	—	—	417,681
CEO and COO	2010	270,000	—	—	—	135,000	—	—	405,000

R. Lodder	2011	226,600	—	—	273	90,640	—	—	317,513
President	2010	220,000	—	—	—	88,000	—	—	308,000

R. Clayton	2011	206,000	—	—	273	72,100	—	—	278,373
CFO and Treasurer	2010	200,000	—	—	118	70,000	—	—	270,118

(1)             On November 15, 2011, C. Kruger, R. Lodder and R. Clayton were granted stock options for 10,000, 5,000, and 5,000 shares, respectively.  On February 17, 2006, R. Clayton was granted stock options for 2,000 shares.  Information regarding forfeiture and assumptions made in the valuation are disclosed in Note 7 of the Company’s Annual Financial Statements.

(2)             Awards pursuant to the May 12, 2005 Spherix Incorporated Incentive Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
					Number	Market
	Number of	Number of			of Shares	Value of
	Securities	Securities			or Units	Shares or
	Underlying	Underlying			of Stock	Units of
	Unexercised	Unexercised	Option	Option	that have	Stock that
	Options (#)	Options (#)	Exercise	Expiration	not Vested	have not
Name	Exercisable	Unexercisable	Price ($)	Date	(#)	Vested ($)
C. Kruger	—	10,000	$2.00	11/14/2016	—	—
R. Lodder	—	5,000	$2.00	11/14/2016	—	—
R. Clayton	—	5,000	$2.00	11/14/2016	—	—

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

Unless otherwise agreed by the Board of Directors, the other staff members would be entitled to severance upon termination of employment pursuant to the Company’s severance policy.  The policy provides:

Completed Service Years	Severance Pay
>1 year	10 days
1 but less than 2 years	15 days
2 but less than 3 years	20 days
3 but less than 4 years	25 days
4 or more years	30 days

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2011.

Name	Fees Earned Paid in Cash ($)	Options ($)	All Other Compensation ($)	Total ($)
Douglas T. Brown	22,800	8,550	—	31,350
Aris Melissaratos	21,400	8,550	—	29,950
Thomas B. Peter	17,800	8,550	—	26,350
Robert J. Vander Zanden	32,400	8,550	—	40,950

Non-employee directors receive the following annual compensation for service as a member of the Board:

Annual Retainer	$5,000	To be paid in cash at May Board Meeting annually.
Stock Options	$10,000

To be calculated by dividing $10,000 by the closing stock price the day the Stock Options are awarded; and at the May Board Meeting annually thereafter. The Options will vest in full on the day of award and will be exercisable for a period of five (5) years.

Board Meeting Fees	$2,500	To be paid for all in-person Board Meetings. Members must be present to be paid.
Committee Meeting Fees	$800	To be paid for all in-person Committee Meetings. Members must be present to be paid.
Teleconference Fees	$300	To be paid for all teleconferences called by either the Chairman of the Board, the President, or by the Chairman of the relevant Committee. Members must be on-line to be paid.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.
Additional Retainer	$1,000	To be paid to the Chairman of the Audit Committee at May Board Meeting annually.

Item 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

The following table sets forth the shares of Common Stock beneficially owned by all Executive Officers and Directors as a group as of March 18, 2011.

Beneficial Ownership of Common Stock by Executive Officers and Directors

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership		Percent Of Class
Common	Douglas T. Brown	9,758	(1)	*
Common	Robert L. Clayton	—	(1)	*
Common	Claire L. Kruger	3,000	(1)	*
Common	Robert A. Lodder, Jr.	2,285	(1)	*
Common	Aris Melissaratos	7,505	(1)	*
Common	Thomas B. Peter	6,543	(1)	*
Common	Robert J. Vander Zanden	8,858	(1)	*
Common	All Executive Officers and Directors as a Group	37,949	(1)	1.2%

*                 Less than 1% of the outstanding shares of our Common Stock.

(1)       Included in the number of shares beneficially owned by D.T. Brown, R.L. Clayton, C.L. Kruger, R.A. Lodder, A. Melissaratos, T.B. Peter, R.J. Vander Zanden and All Executive Officers and Directors as a Group are 5,877, 0, 0, 0, 5,877, 5,877, 5,877 and 23,508 shares, respectively, which such persons have a right to acquire within 60 days pursuant to stock options.

All directors and executive officers as a group, beneficial owners of 37,949 shares of Common Stock, owned 1.2% of the 3,094,961 outstanding shares. With the exception of Cede & Co., the holder of record for certain brokerage firms and banks, no other person is known by us to own beneficially more than 5% of our outstanding Common Stock.

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

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of Mr. Douglas T. Brown, Dr. Claire L. Kruger, Dr. Robert A. Lodder, Mr. Aris Melissaratos, Mr. Thomas P. Peter, and Dr. Robert J. Vander Zanden.  The Board of Directors has determined that a majority of its members, being Messrs. Brown, Melissaratos, Peter, and Vander Zanden, are independent Directors within the meaning of the applicable NASDAQ rules.  The Company’s Audit, Compensation, and Nominating Committees consist solely of independent Directors.

Item 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP for Fiscal 2011

The following table sets forth the fees paid by the Company to Grant Thornton LLP for audit and other services provided in 2011 and 2010:

	2011	2010

Audit fees	$154,000	$130,000
Audit related fees	22,000	16,000
Tax fees	—	—
Total	$176,000	$146,000

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
3.2

Certificates of Amendment of the Company (incorporated by reference to the Company’s Proxy Statement for its May 1996, May 2000, May 2001, and November 2011 annual meetings, as filed with the Commission)

3.3	Amended and Restated By-Laws of Spherix Incorporated (incorporated by reference to Form 8-K filed November 23, 2009)
4.1	Rights Agreement dated as of February 16, 2001, between Spherix Incorporated and American Stock Transfer and Trust Company (incorporated by reference to Form 8-K filed March 6, 2001)
4.2

First Amendment to Rights Agreement dated as of December 20, 2010, between Spherix Incorporated and American Stock Transfer and Trust Company (incorporated by reference to Form 8-K filed December 20, 2010)

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Form 8-K filed October 8, 2010)
4.4	Form of Warrants Agreement (incorporated by reference to Form 8-K filed November 18, 2009)
4.5	Form of Warrants Agreement (incorporated by reference to Form 8-K filed October 8, 2010)
4.6	Form of Warrants Agreement (incorporated by reference to Form 8-K filed January 20, 2011)
4.7	Form of Warrants Agreement (incorporated by reference to Form 8-K filed October 27, 2011)
4.8	Form of Warrants Agreement (incorporated by reference to Form 8-K filed February 3, 2012)
4.9	Placement Agent Agreement, dated as of November 6, 2009, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed November 18, 2009)
4.10	Amendment to the Placement Agent Agreement, dated as of November 17, 2009, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed November 18, 2009)
4.11	Placement Agent Agreement, dated as of August 12, 2010, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed October 8, 2010)
4.12

Amendment, dated as of November 17, 2010, to Placement Agent Agreement, dated as of November 6, 2009, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed January 20, 2011)

4.13	Placement Agent Agreement, dated as of October 25, 2011, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed October 27, 2011)
4.14	Placement Agent Agreement, dated as of January 31, 2012, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed February 3, 2012)
10.1	Summary of Annual Compensation of Members of the Board of Directors of Spherix Incorporated (incorporated by reference to Form 8-K filed May 28, 2010)
10.2	Employment Agreement dated as of August 15, 2007, by and between Claire L. Kruger and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)
10.3	Amendment To Employment Agreement dated as of May 25, 2010, by and between Claire L. Kruger and the Company (incorporated by reference to Form 8-K filed May 28, 2010)
10.4	Employment Agreement dated as of August 16, 2007, by and between Robert A. Lodder and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)
10.5	Amendment To Employment Agreement dated as of May 25, 2010, by and between Robert A. Lodder and the Company (incorporated by reference to Form 8-K filed May 28, 2010)
10.6	Employment Agreement dated as of May 25, 2010, by and between Robert L. Clayton and the Company (incorporated by reference to Form 8-K filed May 28, 2010)
10.7	Employment Agreement dated as of May 25, 2010, by and between Katherine M. Brailer and the Company (incorporated by reference to Form 8-K filed May 28, 2010)
10.8	Letter Agreement dated as of January 13, 2011, by and between Gilbert V. Levin, M. Karen Levin and the Company (incorporated by reference to Form 10-K dated March 30, 2011)
10.9	1997 Stock Option Plan (incorporated by reference from the Company’s Proxy Statements for its May 1998, May 2001, May 2005 and November 2011 annual meetings, as filed with the Commission)

10.10	Lease agreement dated October 4, 2007, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)
10.11	Amendment to Office Building Lease, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 8-K filed March 23, 2012)
10.12

Settlement Agreement dated March 16, 2011, between the Biospherics Incorporated (a wholly-owned subsidiary of the Company) and Inalco S.p.A (incorporated by reference to Form 8-K filed on March 21, 2011)

10.13	Securities Purchase Agreement dated November 16, 2009, between the Company and certain investors (incorporated by reference to Form 8-K filed November 18, 2009)
10.14	Securities Purchase Agreement dated October 7, 2010, between the Company and certain investors (incorporated by reference to Form 8-K filed October 8, 2010)
10.15	Securities Purchase Agreement dated January 19, 2011, between the Company and certain investors (incorporated by reference to Form 8-K filed January 20, 2011)
10.16	Securities Purchase Agreement dated October 25, 2011, between the Company and certain investors (incorporated by reference to Form 8-K filed October 27, 2011)
10.17	Securities Purchase Agreement dated February 2, 2012, between the Company and certain investors (incorporated by reference to Form 8-K filed February 3, 2012)
10.18	License Agreement dated June 22, 2010 between the University of Kentucky Research Foundation and Biospherics Incorporated
21	List of Subsidiaries (incorporated by reference to Form S-1 Amendment #1 filed on September 3, 2010)
23	Consent of Grant Thornton LLP, Independent Auditors(1)
31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date:	March 29, 2012	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	March 29, 2012	By:	/s/ Robert L. Clayton
Robert L. Clayton
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown	Director	March 29, 2012
Douglas T. Brown

/s/ Robert L. Clayton	CFO and Treasurer	March 29, 2012
Robert L. Clayton

/s/ Claire L. Kruger	Chief Executive Officer and Chief Operating Officer	March 29, 2012
Claire L. Kruger

/s/ Robert A. Lodder, Jr.	Director and President	March 29, 2012
Robert A. Lodder, Jr.

/s/ Aris Melissaratos	Director	March 29, 2012
Aris Melissaratos

/s/ Thomas B. Peter	Director	March 29, 2012
Thomas B. Peter

/s/ Robert J. Vander Zanden	Chairman of the Board	March 29, 2012
Robert J. Vander Zanden