Form 10-Q
period 2012-03-31
SPHERIX INC
filed 2012-05-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2012
Common Stock, $0.01 par value	4,159,776

Spherix Incorporated

Form 10-Q

For the Quarter Ended March 31, 2012

Spherix Incorporated

Part I.  Financial Information

Item 1.       Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$209,562	$306,303
Operating expense
Direct costs	(109,464)	(130,296)
Research and development expense	(371,403)	(355,503)
Selling, general and administrative expense	(885,672)	(932,204)
Total operating expense	(1,366,539)	(1,418,003)

Loss from operations	(1,156,977)	(1,111,700)
Interest income	1,022	1,219
Other income	—	44,630
Gain on settlement of obligations	—	845,000
Loss before taxes	(1,155,955)	(220,851)

Income tax expense	—	(14,485)

Net loss	$(1,155,955)	$(235,336)

Net loss per share, basic	$(0.31)	$(0.10)
Net loss per share, diluted	$(0.31)	$(0.10)

Weighted average shares outstanding, basic	3,722,019	2,448,647
Weighted average shares outstanding, diluted	3,722,019	2,448,647

See accompanying notes to financial statements.

Spherix Incorporated

Condensed Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$4,808,841	$4,911,350
Trade accounts receivable, net of allowance of $0 and $8,174	146,102	232,507
Other receivables	111,883	53,851
Prepaid research expenses	—	209,780
Prepaid expenses and other assets	87,897	120,427
Total current assets	5,154,723	5,527,915

Property and equipment, net of of accumulated depreciation of $282,451 and $265,502	76,132	91,482
Patents, net of accumulated amortization of $0 and $2,146	—	—
Deposit	35,625	35,625
Total assets	$5,266,480	$5,655,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$220,769	$269,996
Accrued salaries and benefits	278,201	549,815
Deferred revenue	101,052	72,871
Total current liabilities	600,022	892,682

Deferred rent	39,075	47,675
Total liabilities	639,097	940,357

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 5,250 series B issued and 1 outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 4,167,819 and 3,103,004 issued, 4,159,776 and 3,094,461 outstanding at March 31, 2012 and December 31, 2011, respectively	41,678	31,030
Paid-in capital in excess of par value	43,353,331	42,295,306
Treasury stock, 8,043 shares	(464,786)	(464,786)
Accumulated deficit	(38,302,840)	(37,146,885)
Total stockholders’ equity	4,627,383	4,714,665
Total liabilities and stockholders’ equity	$5,266,480	$5,655,022

See accompanying notes to financial statements.

Spherix Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,155,955)	$(235,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of obligations	—	(845,000)
Depreciation and amortization	16,949	19,026
Recovery of bad debt	(8,174)	(13,525)
Stock-based compensation	2,672	—
Changes in assets and liabilities:
Receivable	36,547	344,812
Prepaid expenses and other assets	242,310	69,325
Accounts payable and accrued expenses	(320,841)	(526,444)
Deferred rent	(8,600)	(7,467)
Deferred compensation	—	(305,000)
Deferred revenue	28,181	(74,126)
Net cash used in operating activities	(1,166,911)	(1,573,735)

Cash flows from investing activities
Purchase of fixed assets	(1,599)	(2,374)
Net cash used in investing activities	(1,599)	(2,374)

Cash flows from financing activities
Proceeds from issuance of common stock, net	1,066,001	2,545,592
Net cash provided by financing activities	1,066,001	2,545,592

Net (decrease) increase in cash and cash equivalents	(102,509)	969,483
Cash and cash equivalents, beginning of period	4,911,350	5,575,310

Cash and cash equivalents, end of period	$4,808,841	$6,544,793

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.         Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012, the results of its operations for the three-month periods ended March 31, 2012 and 2011, and its cash flows for the three-month periods ended March 31, 2012 and 2011.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains information and disclosure for the year ended December 31, 2011.

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

2.         Liquidity and Capital Resources

We expect to continue to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue, and we will continue to incur ongoing administrative and other expenses, including public company expenses.  We intend to finance our activities through:

•                  the remaining proceeds of our previous equity offerings; and

•                  funds we will seek to raise through the sale of additional stock in the future.

Working capital was $4.6 million at March 31, 2012, including $4.8 million cash on hand.  Management believes that this cash on hand will be sufficient to sustain operations for 2012.  We expect that we will need to expend between $4 million to $5 million over the next twelve (12) months to support our currently planned development operations.  This estimate assumes (i) no further significant expenditures for developing D-tagatose as a drug for diabetes, (ii) continuing development of SPX-106T as a treatment for high triglycerides and other dyslipidemias, (iii) ongoing operation of the Health Sciences segment at the current level of activity and (iv) that we raise additional funds to continue our development efforts beyond this 12-month period.

In February 2012, the Company obtained net proceeds of approximately $1.1 million in a registered direct offering of common stock and warrants.   Both the common stock issued in the offering and the underlying common stock for the warrants issued in the offering were previously registered under a Form S-3 shelf registration statement declared effective by the SEC in October 2009.

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

The Company currently has an effective Form S-3 shelf registration statement under which 2,695,350 common shares remain available for issuance.  However, it is unlikely that the Company will be able to use this shelf registration statement for another significant offering prior to its expiration on October 1, 2012.  Following the expiration of this registration, the Company will need to file another shelf registration statement subject to SEC approval in order to proceed with future equity offerings.

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

3.         Common Stock and Paid-in Capital in Excess of Par

During the three months ended March 31, 2012, the Company issued shares of common stock as follows:

	Preferred Stock		Common Stock		Paid-in Capital in
	Shares	Amount	Shares	Amount	Excess of Par

Balance, January 1, 2012	1	$—	3,103,004	$31,030	$42,295,306

Sale of common stock, net of offering costs of $84,000 (1)	—	—	1,064,815	10,648	1,055,353
Stock-based compensation	—	—	—	—	2,672

Balance, March 31, 2012	1	$—	4,167,819	$41,678	$43,353,331

(1) The stock issuance is further discussed in Note 2, “Liquidity and Capital Resources”

4.         Accounts Receivable

The Company’s accounts receivable includes amounts owed by customers for consulting related activities under contracts signed with those customers.  Credit is extended to customers based on an evaluation of a customer’s financial condition and, in general, collateral is not required.  Management regularly reviews accounts receivable for uncollectible and potentially uncollectible accounts, and when necessary establishes an allowance for doubtful accounts.  Balances that are outstanding after management has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.  At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $0 and $8,000, respectively.

5.         Concentrations of Risk

The Company maintains cash balances at several banks.  Interest bearing accounts at each institution are insured by the Federal Deposit Corporation up to $250,000.  At March 31, 2012, the Company’s cash and cash equivalents in excess of the FDIC limits were $4.6 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

During the three months ended March 31, 2012 and 2011, 100% of our revenue was generated from the Health Sciences business.  For the three months ended March 31, 2012, revenue from four customers accounted for 23%, 19%, 12% and 11% of revenues, respectively.  For the three months ended March 31, 2011, revenue from five customers accounted for 21%, 20%, 17%, 13% and 10% of revenues, respectively.  At March 31, 2012, five major contracts constituted 83% of the trade accounts receivable, the components of which were 22%, 18%, 15%, 14% and 14%, respectively.  At December 31, 2011, three major contracts constituted 71% of the trade accounts receivable, the components of which were 43%, 18% and 10%, respectively.  No other single contract was greater than 10% of total trade accounts receivable.

6.         Use of Estimates and Assumptions

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  Accordingly, actual results could differ from those estimates and assumptions.

7.         New Accounting Pronouncements

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income, while still requiring entities to adopt the other requirements.  We adopted the new standard on January 1, 2012.  The adoption of this standard had no impact on our consolidated financial statements.  We are required to adopt the requirements for reclassification of items out of accumulated other comprehensive income as of the beginning of 2013. We do not expect this adoption to have a material impact on our financial statements.

8.         Fair Value Measurement

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

9.         Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive.  At March 31, 2012, none of the Company’s 48,509 outstanding options and none of the warrants to purchase up to 1,352,735 shares of common stock were included in the calculation of diluted earnings per share as the exercise prices were all above the average market price of the Company’s common stock for the period and thus would be antidilutive.  At March 31, 2011, none of the Company’s 3,509 outstanding options and none of the warrants to purchase up to 567,574 shares of common stock were included in the calculation of diluted earnings per share as the exercise prices were all above the average market price of the Company’s common stock for the period and thus would be antidilutive.

10.      Accounting for Stock-Based Compensation

The Company realized $3,000 in stock-based compensation expense during the three months ended March 31, 2012, and had $39,000 of unrecognized compensation as of that date, which will be realized over the remaining 3.6 years.  For the three months ended March 31, 2011, the Company had no stock-based compensation expense.

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2012, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	48,509	$2.68
Granted	—	$—
Exercised	—	$—
Expired or forfeited	—	$—
Outstanding at end of period	48,509	$2.68	4.4	$—
Options exercisable at March 31, 2012	23,509		4.4	$—
Weighted-average fair value of
options granted during the year	$—

As of March 31, 2012, there were 25,000 unvested options to purchase common stock under the plan.

11.      Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established based upon periodic assessments made by management to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the current tax provision for the period and the change during the period in deferred tax assets and liabilities.  The Company’s estimated annual effective tax rate is zero for the first three months of 2012 and 2011.  The effective income tax rate for the quarter ended March 31, 2012 is zero as compared to the quarter ended March 31, 2011 which was approximately -6.6% as a result of realizing a discrete item of $15,000.  As of March 31, 2012, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Financial information by business segment for the three months ended March 31, 2012 and 2011 is summarized below:

		Three Months Ended March 31,
		2012	2011
Revenue	Biospherics	$—	$—
	Health Sciences	210,000	306,000
	Total revenue	$210,000	$306,000

Operating (Loss) Profit and Loss Before Income Taxes	Biospherics	$(502,000)	$(406,000)
	Health Sciences	71,000	123,000
	General	(726,000)	(829,000)
	Total operating loss	(1,157,000)	(1,112,000)
	Other income	—	45,000
	Gain of settlement of obligations	—	845,000
	Interest income	1,000	1,000
	Loss from operations
	before income taxes	$(1,156,000)	$(221,000)

		March 31,	Dec. 31,
		2012	2011
Identifiable Assets	Biospherics	$30,000	$287,000
	Health Sciences	231,000	193,000
	General corporate assets	5,005,000	5,175,000
	Total assets	$5,266,000	$5,655,000

13.      Gain on Settlement of Obligations

Purchase Commitments

On January 14, 2011, Biospherics Incorporated, filed a Complaint For Injunction Relief And Damages in The United States District Court For The District Of Maryland against Inalco S.p.A. (the “Complaint”).  The Complaint alleged that one of the Company’s D-Tagatose suppliers, Inalco, had breached the 2009 Manufacturing Support and Supply Agreement as Inalco (i) refused to supply D-tagatose previously paid for by Biospherics, (ii) refused to provide a promised bank guarantee, and (iii) shut-down its D-tagatose production facilities.  On March 16, 2011, both parties signed a settlement agreement whereby Inalco agreed to supply Spherix with 8.5 metric tons of D-tagatose, which has been received by Spherix, and both parties have released each other from any other obligations under the previous agreement.  As a result, the Company recognized a gain on settlement of obligations of $600,000 in March 2011 on the release from its purchase obligation.

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

14.      Subsequent Events

The Company evaluated all events or transactions after March 31, 2012 through the date the financial statements were issued.

NASDAQ Bid Price Deficiency Notice

On April 20, 2012, the Company received written notification (the “Notice”) from The NASDAQ Stock Market (“NASDAQ”) advising the Company that the bid price of the Company’s common stock (the “Common Stock”) for the previous thirty (30) consecutive trading days had closed below the minimum $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Rule 5550(a)(2) (the “Rule”).  The Notice has no effect on the listing of the Common Stock at this time.

Pursuant to NASDAQ Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until October 17, 2012, to regain compliance with the Minimum Bid Price Requirement.  The Notice further provides that NASDAQ will provide written notification stating that the Company has achieved compliance with the Rule if at any time before October 17, 2012, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, although, under certain circumstances, NASDAQ has the discretion to require compliance for a period in excess of ten (10) consecutive business days.

If the Company does not regain compliance with the Rule by October 17, 2012, and if the Company is not otherwise entitled to a further compliance period, NASDAQ will provide notice to the Company that the Common Stock will be delisted from the NASDAQ Capital Market.  If the Company receives such a letter, the Company will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.

The Company intends to take no action at this time and will monitor the closing bid price of its common stock over the next several months.  At the appropriate time, if needed, the Company will review its options to regain compliance with the NASDAQ Listing Rules.  Such options may include requesting a further extension of time or to seek stockholder approval for a reverse stock split to address the bid price deficiency, however, no decision has been made at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

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

We have incurred negative cash flow from operations in each of the two most recent fiscal years.  We anticipate incurring negative cash flows from operating activities for the foreseeable future.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts.

On April 20, 2012, Company received a deficiency notice from NASDAQ regarding the bid price of the Company’s common stock.  The Company intends to take no action at this time and will monitor the closing bid price of its common stock over the next several months.  The Company will review its options to regain compliance with the NASDAQ Listing Rules.  Such options may include requesting a further extension of time or to seek stockholder approval for a reverse stock split to address the bid price deficiency, however, no decision has been made at this time (see note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements).

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenue and Direct Costs

Revenue and direct contract costs are primarily related to the Company’s Health Sciences business.  The consulting business generally provides services on either a fixed-price basis or a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience.  The Health Sciences consulting staff also provides support for our R&D activities and the decrease in direct costs between years reflects an increase in the staff’s time devoted to developing study protocols and other support for the Company’s R&D activities.  This shift in resources accounted for approximately half of the decrease in revenue between years.  Lower effective rates on contracts between years accounted for the rest of the decrease in revenue between periods.

No substantial revenue is expected from the Biospherics segment until the Company is successful in selling or licensing its technology.

Research and Development

Research and development expenditures relate solely to the Biospherics segment and consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, and other expenses related to our efforts to develop SPX-106T for use in lowering triglyceride and cholesterol levels.  We expense our research and development costs as they are incurred.

An application for an Investigational New Drug (“IND”) for the D-tagatose and SPX-106 combination drug is being prepared for submission to the US FDA, and a human proof-of-concept trial may begin in second half of 2012.  Combination therapy is an important tool in many complex disease settings, including cancer, infectious diseases, cardiovascular disease, diabetes and the metabolic syndrome.  Scientific progress has increased understanding of the pathophysiological processes that underlie these and other multifactorial diseases.  This increased knowledge has advanced new therapeutic approaches using combinations of drugs targeted at multiple therapeutic targets to improve treatment response and/or minimize development of drug resistance.  In settings like metabolic syndrome, in which combination therapy may offer significant therapeutic advantages, there is increasing interest in the development of combinations of investigational drugs not previously developed for any purpose.

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

Selling, General and Administrative

Our selling, general and administrative (S,G&A) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses. S,G&A expenses for the three months ended March 31, 2012 were consistent with those of the prior year.  The Company expects that it will see an increase in S,G&A costs in 2012 as we seek, investigate and pursue opportunities to expand our research and development pipeline.

Interest

Interest revenue in 2012 and 2011 was primarily derived from interest earned on the net proceeds of our equity offerings.

Other Income

In October 2010, the Company was awarded two one-time grants from the U.S. Government under the Patient Protection and Affordable Care Act.  The awards were for the Company’s Diabetes and Triglyceride research.  As a result, in 2011 the Company recognized $44,630 in other income.

Gain on Settlement of Obligations

On January 14, 2011, Biospherics Incorporated, a wholly-owned subsidiary of the Company, filed a Complaint For Injunction Relief And Damages in The United States District Court For The District Of Maryland against Inalco S.p.A. (the “Complaint”).  The Complaint alleged that Inalco had breached the 2009 Manufacturing Support and Supply Agreement as Inalco (i) refused to supply D-tagatose previously paid for by Biospherics, (ii) refused to provide a promised bank guarantee, and (iii) shut-down its D-tagatose production facilities.  On March 16, 2011, both parties signed a settlement agreement whereby Inalco agreed to supply Spherix with 8.5 metric tons of D-tagatose, which has been received by Spherix, and both parties have released each other from any other obligations under the previous agreement.  As a result, the Company recognized a gain of $600,000 in March 2011 on the release from its purchase obligation.

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

Working capital was $4.6 million at March 31, 2012, including $4.8 million cash on hand.  Management believes that this cash on hand will be sufficient to sustain operations for 2012.  We expect that we will need to expend between $4 million to $5 million over the next twelve (12) months to support our currently planned development operations.  This estimate assumes (i) no further significant expenditures for developing D-tagatose as a drug for diabetes, (ii) continuing development of SPX-106T as a treatment for high triglycerides and other dyslipidemias, (iii) ongoing operation of the Health Sciences segment at the current level of activity and (iv) that we raise additional funds to continue our development efforts beyond this 12-month period.

In February 2012, the Company obtained net proceeds of approximately $1.1 million in a registered direct offering of common stock and warrants.   Both the common stock issued in the offering and the underlying common stock for the warrants issued in the offering were previously registered under a Form S-3 shelf registration statement declared effective by the SEC in October 2009.

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

The Company currently has an effective Form S-3 shelf registration statement under which 2,695,350 common shares remain available for issuance.  However, it is unlikely that the Company will be able to use this shelf registration statement for another significant offering prior to its expiration on October 1, 2012.  Following the expiration of this registration, the Company will need to file another shelf registration statement subject to SEC approval in order to proceed with future equity offerings.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level, as of March 31, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1A.              Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2011, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Spherix Incorporated
(Registrant)

Date:	May 15, 2012	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief Operating Officer

Date:	May 15, 2012	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer