Form 10-Q
period 2012-06-30
SPHERIX INC
filed 2012-08-13
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2012
Common Stock, $0.01 par value	4,159,776 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended June 30, 2012

Index

		Page No.
Part I. Financial Information

Item 1.

Financial Statements (Unaudited except for the condensed consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of and for the year ended December 31, 2011)

	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2012 and 2011	3

	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	4

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1A.	Risk Factors	15

Item 6.	Exhibits	15

Signatures		16

Spherix Incorporated

Part I.  Financial Information

Item 1.       Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$206,103	$186,050	$415,665	$492,353

Operating expenses
Direct costs	(134,001)	(119,019)	(243,465)	(249,315)
Research and development expense	(138,250)	(404,499)	(509,653)	(760,002)
Selling, general and administrative expense	(682,349)	(685,514)	(1,568,021)	(1,617,718)
Total operating expenses	(954,600)	(1,209,032)	(2,321,139)	(2,627,035)

Loss from operations	(748,497)	(1,022,982)	(1,905,474)	(2,134,682)
Interest income	922	866	1,944	2,085
Other income	—	8,377	—	53,007
Gain on settlement of obligations	—	—	—	845,000
Loss before taxes	(747,575)	(1,013,739)	(1,903,530)	(1,234,590)

Income tax expense	—	—	—	(14,485)

Net loss	$(747,575)	$(1,013,739)	$(1,903,530)	$(1,249,075)

Net loss per share, basic	$(0.18)	$(0.40)	$(0.48)	$(0.50)
Net loss per share, diluted	$(0.18)	$(0.40)	$(0.48)	$(0.50)

Weighted average shares outstanding, basic	4,159,777	2,562,488	3,940,898	2,505,568
Weighted average shares outstanding, diluted	4,159,777	2,562,488	3,940,898	2,505,568

See accompanying notes to financial statements

Spherix Incorporated

Condensed Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Current assets
Cash and cash equivalents	$4,198,890	$4,911,350
Trade accounts receivable, net of allowance of $0 and $8,174	209,506	286,065
Other receivables	17,648	293
Prepaid research expenses	—	209,780
Prepaid expenses and other assets	55,168	120,427
Total current assets	4,481,212	5,527,915

Property and equipment, net of of accumulated depreciation of $299,445 and $265,502	59,138	91,482
Patents, net of accumulated amortization of $0 and $2,146	—	—
Deposit	25,625	35,625
Total assets	$4,565,975	$5,655,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$180,096	$269,996
Accrued salaries and benefits	354,166	549,815
Deferred revenue	105,275	72,871
Total current liabilities	639,537	892,682

Deferred rent	40,423	47,675
Total liabilities	679,960	940,357

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 5,250 series B issued and 1 outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 4,167,820 and 3,103,004 issued, 4,159,777 and 3,094,461 outstanding at June 30, 2012 and December 31, 2011, respectively	41,678	31,030
Paid-in capital in excess of par value	43,359,538	42,295,306
Treasury stock, 8,043 shares	(464,786)	(464,786)
Accumulated deficit	(39,050,415)	(37,146,885)
Total stockholders’ equity	3,886,015	4,714,665
Total liabilities and stockholders’ equity	$4,565,975	$5,655,022

See accompanying notes to financial statements

Spherix Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,903,530)	$(1,249,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of obligations	—	(845,000)
Depreciation and amortization	33,943	36,108
Provision for doubtful accounts	(8,174)	(13,525)
Stock-based compensation	19,527	—
Changes in assets and liabilities:
Recievables	67,378	288,060
Prepaid expenses and other assets	285,039	220,157
Accounts payable and accrued expenses	(285,549)	(567,545)
Deferred rent	(7,252)	(16,068)
Deferred compensation	—	(305,000)
Deferred revenue	32,404	(102,199)
Net cash used in operating activities	(1,766,214)	(2,554,087)

Cash flow from investing activities
Purchase of fixed assets	(1,599)	(2,374)
Net cash used in investing activities	(1,599)	(2,374)

Cash flow from financing activities
Proceeds from issuance of common stock, net	1,055,353	2,545,349
Net cash provided by financing activities	1,055,353	2,545,349

Net decrease in cash and cash equivalents	(712,460)	(11,112)
Cash and cash equivalents, beginning of period	4,911,350	5,575,310
Cash and cash equivalents, end of period	$4,198,890	$5,564,198

See accompanying notes to financial statements

Spherix Incorporated

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.         Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, except for the condensed consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of and for the year ended December 31, 2011, and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2012, the results of its operations for the three- and six-month periods ended June 30, 2012 and 2011, and its cash flows for the six-month periods ended June 30, 2012 and 2011.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains information and disclosure for the year ended December 31, 2011.

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

Working capital was $3.8 million at June 30, 2012, and cash on hand as of that date was $4.2 million.  Management believes that this cash on hand will be sufficient to sustain operations for 2012.  We expect that we will need to expend between $3 million to $5 million over the next twelve (12) months to support our currently planned development operations.  This estimate assumes (i) no further significant expenditures for developing D-tagatose as a drug for diabetes, (ii) continuing development of SPX-106T as a treatment for high triglycerides and other dyslipidemias, (iii) ongoing operation of the Health Sciences segment at the current level of activity and (iv) that we raise additional funds to continue our development efforts beyond this 12-month period.

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

3.         Common Stock and Paid-in Capital in Excess of Par

During the six months ended June 30, 2012, the Company issued shares of common stock as follows:

	Preferred Stock		Common Stock		Paid-in Capital in
	Shares	Amount	Shares	Amount	Excess of Par

Balance, January 1, 2012	1	$—	3,103,004	$31,030	$42,295,306

Sale of common stock, net of offering costs of $94,648 (1)	—	—	1,064,816	10,648	1,044,705
Stock-based compensation	—	—	—	—	19,527

Balance, June 30, 2012	1	$—	4,167,820	$41,678	$43,359,538

(1) The stock issuance is further discussed in Note 2, “Liquidity and Capital Resources”

4.         Accounts Receivable

The Company’s accounts receivable includes amounts owed by customers for consulting related activities under contracts signed with those customers.  Included in the June 30, 2012 and December 31, 2011 accounts receivable is $100,000 and $54,000, respectively, for services that have been performed but as of those dates had not been billed.

Credit is extended to customers based on an evaluation of a customer’s financial condition and, in general, collateral is not required.  Management regularly reviews accounts receivable for uncollectible and potentially uncollectible accounts, and when necessary establishes an allowance for doubtful accounts.  Balances that are outstanding after management has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.  At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $0 and $8,000, respectively.

5.         Concentrations of Risk

The Company maintains cash balances at several banks.  Interest bearing accounts at each institution are insured by the Federal Deposit Corporation up to $250,000.  At June 30, 2012, the Company’s cash and cash equivalents in excess of the FDIC limits were $3.9 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

During the six months ended June 30, 2012 and 2011, 100% of our revenue was generated from the Health Sciences business.  For the six months ended June 30, 2012, revenue from four customers accounted for 34%, 24%, 11% and 10% of revenues, respectively.  For the six months ended June 30, 2011, revenue from two customers accounted for 44% and 23% of revenues, respectively.  At June 30, 2012, four major contracts constituted 67% of the trade accounts receivable, the components of which were 24%, 18%, 13% and 12%, respectively.  At December 31, 2011, three major contracts constituted 62% of the trade accounts receivable, the components of which were 35%, 14% and 13%, respectively.  No other single contract was greater than 10% of total trade accounts receivable.

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

9.         Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive for each of the three- and six-periods ended June 30, 2012 and 2011. Options for 22,512 shares of common stock were excluded from diluted net loss per common share because they would be antidilutive for the three- and six-month periods ended June 30, 2012. For the three- and six-month periods ended June 30, 2011, none of the Company’s outstanding options and none of the warrants were included in the calculation of diluted earnings per share as the exercise prices were all above the average market price of the Company’s common stock for the period.

10.      Accounting for Stock-Based Compensation

The Company recognized approximately $17,000 and $20,000 in stock-based compensation expense during the three and six months ended June 30, 2012, respectively and had $36,000 of unrecognized compensation as of that date, which will be recognized over the remaining 3.4 years.  For the three and six months ended June 30, 2011, the Company had no stock-based compensation expense.

A summary of option activity under the Company’s employee stock option plan for the six-months ended June 30, 2012, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	48,509	$2.68
Granted	22,512	$0.76
Exercised	—	$—
Expired or forfeited	—	$—
Outstanding at end of period	71,021	$2.07	4.5	$—
Options exercisable at end of period	46,021		4.5	$—
Weighted-average fair value of options granted during the year	$0.63

11.                   Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established based upon periodic assessments made by management to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the current tax provision for the period and the change during the period in deferred tax assets and liabilities.  The Company recognizes a tax expense associated with an uncertain tax position when, in management’s judgment, it is not more likely than not that the position will be sustained upon examination by a taxing authority.  As of and for the three- and six-month periods ended June 30, 2012 and 2011, no tax expense was recognized for uncertain tax positions.

The Company’s estimated annual effective tax rate is zero for the first six months of 2012 and 2011.  The effective income tax rate for the quarter ended June 30, 2012 is zero as compared to the quarter ended June 30, 2011 which was approximately -1.2% as a result of realizing a discrete item, which resulted in income tax expense of $15,000 in the first quarter of 2011.  As of June 30, 2012, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.  At the quarter ended June 30, 2012 and 2011, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

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

12.                   Commitment and Contingencies

Leases

In March 2012, the Company entered into an amendment to its office building lease, which extends the term of the lease five years.  The lease as amended will expire on March 31, 2018.  Commencing on April 1, 2012, the base annual rent shall be $152,500, with an increase of 3% annually.

Related Party Transactions

Stock option awards are provided to members of the Board of Directors as a regular component of annual compensation.  The number of stock options awards to each non-employee Board member is calculated by dividing $10,000 by the closing stock price of the grant date.  Stock options are awarded to each non-employee Board member in May of each year; provided, however, that in 2012 the Company did not have sufficient shares available under the 1997 Stock Option Plan (the “Plan”) to fully compensate the Board members.  Accordingly, the Company issued stock options to each non-employee director with a value of $4,278 instead of the $10,000 in stock options as required under its directors’ compensation plan.  If the Stockholders approve the amendment in increase the number of shares issuable under the Plan, each of the non-employee directors will receive $5,722 of options valued at the date the Stockholders approve the amendment to the Plan.  If the Stockholders do not approve the amendment, the Company will satisfy this obligation to its Directors in cash.

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

Financial information by business segment for the three and six months ended June 30, 2012 and 2011 is summarized below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Revenue	Biospherics	$—	$—	$—	$—
	Health Sciences	206,000	186,000	416,000	492,000
	Total revenue	$206,000	$186,000	$416,000	$492,000

Operating Profit (Loss) and Loss from Operations Before Income Taxes	Biospherics	$(156,000)	$(430,000)	$(659,000)	$(837,000)
	Health Sciences	33,000	35,000	105,000	158,000
	General	(626,000)	(628,000)	(1,352,000)	(1,456,000)
	Total operating loss	(749,000)	(1,023,000)	(1,906,000)	(2,135,000)
	Interest income	1,000	1,000	2,000	2,000
	Other income	—	8,000	—	53,000
	Gain on settlement of obligations	—	—	—	845,000
	Loss from operations before income taxes	$(748,000)	$(1,014,000)	$(1,904,000)	$(1,235,000)

		June 30,	Dec. 31,
		2012	2011
Identifiable Assets	Biospherics	$17,000	$287,000
	Health Sciences	210,000	193,000
	General corporate assets	4,339,000	5,175,000
	Total assets	$4,566,000	$5,655,000

14.                   Gain on Settlement of Obligations

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

Related Party Transactions

In January 2011, the Company entered into a Letter Agreement with Gilbert V. Levin and M. Karen Levin pursuant to which the Company agreed to make a one-time lump sum payment of $450,000 to the Levins in full satisfaction of the Company’s obligation to make a series of continuing payments to the Levins relating to their prior employment by the Company.  The Company’s estimated liability to the Levins prior to the above agreement was approximately $695,000.  The $450,000 lump sum payment was made on January 31, 2011, and the Company recognized the $245,000 difference as a gain on settlement of obligations in January 2011.

15.                   Subsequent Events

The Company evaluated all events or transactions after June 30, 2012 through the date the financial statements were issued.  During this period, the Company did not have any significant subsequent events.

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

Biospherics is dedicated to development of pharmaceuticals.  Recently, the Company has focused its studies on treating high triglycerides and other dyslipidemias with a combination of D-tagatose and SPX-106, a licensed drug compound, which combination is referred to as SPX-106T.  Animal studies of SPX-106T are ongoing and an initial human efficacy study could begin in the fourth quarter of 2012.

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

On April 20, 2012, Company received a deficiency notice from NASDAQ regarding the bid price of the Company’s common stock.  The Company has requested that its stockholders approve a reverse stock split.  If the stockholders approve this action at the upcoming annual meeting of stockholders, the Company intends to effect a reverse stock split with the hope that it will cause an increase in the Company’s stock price.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenue and Direct Costs

Revenue and direct contract costs are primarily related to the Company’s Health Sciences business.  The consulting business generally provides services on either a fixed-price basis or a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience.  The decrease in revenue for the six months ended June 30, 2012 is primarily related to lower effective billing rates on contracts from those of the corresponding 2011 period. Revenue and direct costs for the three months ended June 30, 2012 were consistent with those of the three months ended June 30, 2011.

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

An application for an Investigational New Drug (“IND”) for the drug-drug combination SPX-106T, composed of D-tagatose and SPX106, is being prepared for submission to the US Food and Drug Administration (“FDA”), and a human phase 1a single dose trial may begin in Q4 2012, followed by a phase 1b multiple dose trial in 2013.  We estimate that it will likely take 3 or more years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-4 years to complete all necessary studies for an NDA filing for SPX-106T.

The decrease in R & D costs for the three and six months ended June 30, 2012 from those of the corresponding period of the prior year reflects the completion of SPX-106T preclinical studies.  Provided an IND for SPX-106T is approved by the FDA, the Company expects R&D costs to significantly increase as the study progresses through each phase of human clinical study.

Cardiovascular disease, diabetes, metabolic syndrome, cancer, and infections are complex and thus, combination therapies targeting multiple points in the pathophysiological process offer significant advantages over monotherapies.  These advantages include improving therapeutic responses, preventing adverse and or/toxic effects, and minimizing drug resistance.  Biospherics has been focusing on the development of new combination therapies for the treatment of complex diseases.  In transitioning from an asset centric to disease centric drug development strategy, Biospherics has begun using dynamic data-driven application simulation (“DDDAS”) to model complex metabolic disease processes, simulate the effects of potential combination therapies, and choose the most effective combinations for development.  Lead compounds are then tested in animals for proof-of-concept.

Using DDDAS, Biospherics has identified lead compounds for the treatment of hyperlipidemia, abdominal aortic aneurysms (“AAAs”) and interstitial cystitis/painful bladder syndrome (“IC/PBS”).  Biospherics has initiated development of SPX723, which was licensed from the University of Kentucky and will be used in combination with D-tagatose (“SPX723T”) for the treatment of hyperlipidemia.  Biospherics recently obtained sufficient quantities of SPX723 and intends to begin animal testing before the end of the year.  Hyperlipidemia is also a primary risk factor for AAAs and SPX106T reduces hyperlipidemia.  Thus, the application of SPX106T and potentially SPX723T to the treatment of AAAs may provide Biospherics with new market for these two combination therapies.  Animal studies evaluating the effects of SPX106T on AAAs are currently underway.  For IC/PBS, leads were identified and animal studies are planned for 4Q 2012.

Biospherics has filed for patent protection on SPX100, a novel compound that may prove efficacious in the treatment of diseases with inflammatory components. Synthesis of SPX100 is currently underway and an animal study may commence by the end of the year.

The Company is also seeking to in-license or acquire additional drugs to diversify its pipeline.  Clinical-stage compounds (Phase 1 or Phase 2) are of particular interest, as are orphan drugs, which can be eligible for accelerated approval processes.

Selling, General and Administrative

Our selling, general and administrative (S,G&A) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A expenses for the three and six months ended June 30, 2012 and 2011 were consistent between years.

Interest

Interest income for the three and six months ended June 30, 2012 was consistent with the prior year and primarily derived from interest earned on the net proceeds of our equity offerings.

Other Income

In October 2010, the Company was awarded two one-time grants from the U.S. Government under the Patient Protection and Affordable Care Act.  The awards were for the Company’s Diabetes and Triglyceride research.  As a result, the Company recognized $53,000 in other income for the three and six month periods ended June 30, 2011; no such grants were received during the six-month period ended June 30, 2012.

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

No similar gains were realized during the six-month period ended June 30, 2012.

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

Working capital was $3.8 million at June 30, 2012, and cash on hand as of that date was $4.2 million.  Management believes that this cash on hand will be sufficient to sustain operations for 2012.  We expect that we will need to expend between $3 million to $5 million over the next twelve (12) months to support our currently planned development operations.  This estimate assumes (i) no further significant expenditures for developing D-tagatose as a drug for diabetes, (ii) continuing development of SPX-106T as a treatment for high triglycerides and other dyslipidemias, (iii) ongoing operation of the Health Sciences segment at the current level of activity and (iv) that we raise additional funds to continue our development efforts beyond this 12-month period.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level, as of June 30, 2012.

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

Spherix Incorporated
(Registrant)

Date:	August 13, 2012	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief Operating Officer

Date:	August 13, 2012	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer