Form 10-Q
period 2012-09-30
SPHERIX INC
filed 2012-11-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2012
Common Stock, $0.01 par value	691,463 shares

Spherix Incorporated

Form 10-Q

For the Quarter Ended September 30, 2012

Index

		Page No.
Part I. Financial Information

Item 1.

Financial Statements (Unaudited except for the condensed consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of and for the year ended December 31, 2011)

	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2012 and 2011	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	16

Part II. Other Information

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

Signatures		19

Spherix Incorporated

Part I.  Financial Information

Item 1.       Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011

Revenue	$194,301	$198,464	$609,966	$690,817

Operating expenses
Direct costs	(111,135)	(87,399)	(354,600)	(336,714)
Research and development expense	(107,817)	(371,327)	(617,470)	(1,131,329)
Selling, general and administrative expense	(742,142)	(653,651)	(2,310,163)	(2,271,369)
Total operating expenses	(961,094)	(1,112,377)	(3,282,233)	(3,739,412)

Loss from operations	(766,793)	(913,913)	(2,672,267)	(3,048,595)
Interest income	830	595	2,774	2,680
Other income	—	—	—	53,007
Gain on settlement of obligations	—	—	—	845,000
Loss before taxes	(765,963)	(913,318)	(2,669,493)	(2,147,908)

Income tax expense	—	—	—	(14,485)

Net loss	$(765,963)	$(913,318)	$(2,669,493)	$(2,162,393)

Net loss per share, basic	(3.69)	(7.13)	(13.31)	(17.13)
Net loss per share, diluted	(3.69)	(7.13)	(13.31)	(17.13)

Weighted average shares outstanding, basic	207,806	128,124	200,547	126,227
Weighted average shares outstanding, diluted	207,806	128,124	200,547	126,227

See accompanying notes to financial statements.

Spherix Incorporated

Condensed Consolidated Balance Sheets

	Sept. 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Current assets
Cash and cash equivalents	$3,650,037	$4,911,350
Trade accounts receivable, net of allowance of $0 and $8,174	156,438	286,065
Other receivables	34,348	293
Prepaid research expenses	—	209,780
Prepaid expenses and other assets	24,166	120,427
Total current assets	3,864,989	5,527,915

Property and equipment, net of accumulated depreciation of $316,438 and $265,502	42,145	91,482
Patents, net of accumulated amortization of $0 and $2,146	—	—
Deposit	25,625	35,625
Total assets	$3,932,759	$5,655,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$213,424	$269,996
Accrued salaries and benefits	454,393	549,815
Deferred revenue	80,876	72,871
Total current liabilities	748,693	892,682

Deferred rent	44,876	47,675
Total liabilities	793,569	940,357

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 5,250 series B issued and 1 outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 2,500,000 shares authorized; 208,207 and 155,150 issued, 207,806 and 154,723 outstanding at September 30, 2012 and December 31, 2011, respectively	2,082	1,551
Paid-in capital in excess of par value	43,418,272	42,324,785
Treasury stock	(464,786)	(464,786)
Accumulated deficit	(39,816,378)	(37,146,885)
Total stockholders’ equity	3,139,190	4,714,665
Total liabilities and stockholders’ equity	$3,932,759	$5,655,022

See accompanying notes to financial statements.

Spherix Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept. 30,
	2012	2011
Cash flows from operating activities
Net loss	$(2,669,493)	$(2,162,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of obligations	—	(845,000)
Depreciation and amortization	50,936	52,865
Provision for doubtful accounts	(8,174)	(5,351)
Stock-based compensation	40,350	—
Changes in assets and liabilities:
Receivables	103,746	386,428
Prepaid expenses and other assets	316,041	404,509
Accounts payable and accrued expenses	(151,994)	(492,832)
Deferred rent	(2,799)	(24,669)
Deferred compensation	—	(305,000)
Deferred revenue	8,005	(102,199)
Net cash used in operating activities	(2,313,382)	(3,093,642)

Cash flow from investing activities
Purchase of property and equipment	(1,599)	(4,852)
Net cash used in investing activities	(1,599)	(4,852)

Cash flow from financing activities
Proceeds from issuance of common stock, net	1,055,353	2,545,349
Reverse stock split fractional shares payment	(1,685)	—
Net cash provided by financing activities	1,053,668	2,545,349

Net decrease in cash and cash equivalents	(1,261,313)	(553,145)
Cash and cash equivalents, beginning of period	4,911,350	5,575,310
Cash and cash equivalents, end of period	$3,650,037	$5,022,165

See accompanying notes to financial statements.

Spherix Incorporated

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.                          Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2012, the results of its operations for the three-month and nine-month periods ended September 30, 2012 and 2011, and its cash flows for the nine-month periods ended September 30, 2012 and 2011.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure, for the year ended December 31, 2011.

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

On May 6, 2011, the Company effected a one-for-ten reverse split of its common stock.  The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company’s stockholders at the annual meeting of stockholders held on November 17, 2009.  The reverse stock split reduced the number of outstanding shares of Common Stock from 25,624,872 shares to 2,562,488 shares at that time.

On September 21, 2012, the Company effected a one-for-twenty reverse split of its common stock.  The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company’s stockholders at the annual meeting of stockholders held on August 14, 2012.  The reverse stock split reduced the number of outstanding shares of Common Stock from 4,159,777 shares to 207,806 shares.  All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and warrants, have been retroactively adjusted in the Financial Statements and in the Notes to the Financial Statements for all periods presented to reflect the reverse stock split.

2.                          Liquidity and Capital Resources

We may continue to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue, and we will continue to incur ongoing administrative and other expenses, including public company expenses.  We intend to finance our activities through:

•                  the remaining proceeds of our equity offerings; and

•                  additional funds we will seek to raise through the sale of additional securities in the future.

Working capital was $3.1 million at September 30, 2012, and cash on hand as of that date was $3.7 million.  Management believes that this cash on hand, plus the $2.3 million the Company subsequently raised in November 2012 (see below), will be sufficient to sustain operations for the next twelve months.

In February 2012, the Company obtained net proceeds of approximately $1.1 million in a registered direct offering of common stock and warrants.  Both the common stock issued in the offering and the underlying common stock for the warrants issued in the offering were previously registered under a Form S-3 shelf registration statement declared effective by the SEC in October 2009.

In November 2012, the Company obtained net proceeds of approximately $2.3 million in a private placement of common stock and warrants.  The Company sold an aggregate of 483,657 shares of common stock at a price of $5.324 per share along with warrants to purchase an additional 483,657 shares of common stock at an exercise price of $6.53 per share.  The warrants shall be exercisable for a period of five years, but will not be effective until approved by the shareholders of the Company.  Common stock and warrants were issued in a private placement of securities exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company and the Investors have executed a Registration Rights Agreement pursuant to which the Company has agreed to register the common stock sold in the offering and the common stock issuable upon exercise of the warrants.  Failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties. The Investors shall have the right to participate for 100% of any future debt or equity offerings of the Company during the two years following the Closing.

Due to the nature of our business, we will need to raise additional funds from time to time.  NASDAQ rules require stockholder approval for certain stock issuances constituting twenty percent (20%) or more of a company’s issued and outstanding stock.

The Company’s Form S-3 shelf registration statement expired on October 1, 2012.

The Company cannot be assured that it will be able to attract a purchaser of securities to raise the additional funds it will likely require in the future; that the Company will be able to obtain any required stockholder approval; or that the Company will be able to have additional offerings.  If we reach a point where we are unable to raise needed additional funds to continue our business activities, we will be forced to cease our development activities and dissolve the Company.  In such an event, we will need to satisfy various severance, lease termination and other dissolution-related obligations.

On April 20, 2012, the Company received a deficiency notice from NASDAQ regarding the bid price of the Company’s common stock.  Following a 1 for 20 reverse stock split, on October 8, 2012 NASDAQ provided confirmation to the Company that the Company has regained compliance with Marketplace Rule 5550(a)(2) since the closing bid price of its common stock, $0.01 par value per share, had traded at $1.00 per share or greater for at least ten (10) consecutive business days.  This is the second time the Company employed a reverse stock split to avoid NASDAQ delisting.

On September 25, 2012, the Company received written notification from NASDAQ advising the Company that the minimum number of publicly held shares of the Company’s common stock had fallen below the minimum 500,000 shares required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Rule 5550(a)(4) (the “Rule”).  Following the closing of the above private placement, the Company’s number of publicly held shares of common stock outstanding increased to 690,741.  The Company believes that the placement of 483,657 additional shares in this transaction will satisfy the required listing requirement.

3.                          Common Stock and Paid-in Capital in Excess of Par

During the nine months ended September 30, 2012, the Company issued shares of common stock as follows:

					Paid-in
	Preferred Stock		Common Stock		Capital in
	Shares	Amount	Shares	Amount	Excess of Par

Balance, January 1, 2012	1	$—	155,150	$1,551	$42,324,784

Sale of common stock, net of offering costs of $94,648 (1)	—	—	53,241	533	1,054,820
Stock-based compensation	—	—	—	—	40,350
Reverse split fractional share payment	—	—	(184)	(2)	(1,683)

Balance, September 30, 2012	1	$—	208,207	$2,082	$43,418,271

(1) The stock issuance is further discussed in Note 2, “Liquidity and Capital Resources”

4.                          Accounts Receivable

The Company’s accounts receivable includes amounts owed by customers for consulting related activities under contracts signed with those customers.  Included in the September 30, 2012 and December 31, 2011 accounts receivable is $100,000 and $54,000, respectively, for services that have been performed but as of those dates had not been billed.

Credit is extended to customers based on an evaluation of a customer’s financial condition and, in general, collateral is not required.  Management regularly reviews accounts receivable for uncollectible and potentially uncollectible accounts, and when necessary establishes an allowance for doubtful accounts.  Balances that are outstanding after management has used reasonable collection efforts are written-off through a reduction in the allowance for doubtful accounts and a credit to accounts receivable.  At September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $0 and $8,000, respectively.

5.                          Concentrations of Credit Risk

The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2012, the Company’s cash and cash equivalents in excess of the FDIC limits were $3.5 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

During the nine months ended September 30, 2012 and 2011, 97% and 100% of our revenue was generated from the Health Sciences business.  For the nine months ended September 30, 2012, revenue from three customers accounted for 17%, 13% and 10% of revenues, respectively.  For the nine months ended September 30, 2011, revenue from four customers accounted for 20%, 15%, 12% and 11% of revenues, respectively.  At September 30, 2012, three major contracts constituted 70% of the trade accounts receivable, the components of which were 33%, 20%, and 17%, respectively.  At December 31, 2011, three major contracts constituted 62% of the trade accounts receivable, the components of which were 35%, 14% and 13%, respectively.  No other single contract was greater than 10% of total trade accounts receivable.

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

9.                          Net Loss Per Share

Basic net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents, as common stock equivalents are antidilutive for each of the three- and nine-month periods ended September 30, 2012 and 2011.  Options for 2,336 and 3,462 shares of common stock were excluded from diluted net loss per common share because they would be antidilutive for the three- and nine-month periods ended September 30, 2012.  For the three- and nine-month periods ended September 30, 2011, none of the Company’s outstanding options and none of the warrants were included in the calculation of diluted earnings per share as the exercise prices were all above the average market price of the Company’s common stock for the period.

10.                   Accounting for Stock-Based Compensation

The Company recognized approximately $21,000 and $40,000 in stock-based compensation expense during the three- and nine-month periods ended September 30, 2012, respectively and had $33,000 of unrecognized compensation as of that date, which will be recognized over the remaining 3.1 years.  For the three- and nine-month periods ended September 30, 2011, the Company had no stock-based compensation expense.

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2012, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	2,426	$53.60
Granted	3,461	$11.56
Exercised	—	$—
Expired or forfeited	—	$—
Outstanding at end of period	5,887	$28.88	4.5	$4,578
Options exercisable at end of period	4,637	$25.88	4.6	$4,578
Weighted-average fair value of options granted during the year	$9.34

11.                   Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established based upon periodic assessments made by management to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the current tax provision for the period and the change during the period in deferred tax assets and liabilities.  The Company recognizes a tax expense associated with an uncertain tax position when, in management’s judgment, it is not more likely than not that the position will be sustained upon examination by a taxing authority.  As of and for the three- and nine-month periods ended September 30, 2012 and 2011, no tax expense was recognized for uncertain tax positions.

The Company’s estimated annual effective tax rate is zero for the first nine months of 2012 and 2011.  The Company’s effective income tax rate for the nine months ended September 30,2011 was approximately -1.2% as a result of realizing a discrete item, which resulted in income tax expenses of $15,000 in the first quarter of 2011.  The effective income tax rate for the nine months ended September 30, 2012 is zero.  As of September 30, 2012, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.  At the quarter ended September 30, 2012 and 2011, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

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

12.                   Commitment and Contingencies

Leases

In March 2012, the Company entered into an amendment to its office building lease, which extends the term of the lease five years.  The lease, as amended, will expire on March 31, 2018.  Commencing on April 1, 2012, the base annual rent shall be $152,500, with an increase of 3% annually.

Related Party Transactions

Stock option awards are provided to members of the Board of Directors as a regular component of annual compensation.  The number of stock options awards to each non-employee Board member is calculated by dividing $10,000 by the closing stock price of the grant date.  Stock options are awarded to each non-employee Board member in May of each year; provided, however, that in 2012 the Company did not have sufficient shares available under the 1997 Stock Option Plan (the “Plan”) to fully compensate the Board members.  Accordingly, the Company issued stock options to each non-employee director with a value of $4,278 instead of the $10,000 in stock options as required under its directors’ compensation plan, in May 2012, and the remaining $5,722 of options in August 2012 following Stockholders approval of the amendment to the Plan.

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

Financial information by business segment for the three- and nine-months ended September 30, 2012 and 2011 is summarized below:

		Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
		2012	2011	2012	2011
Revenue	Biospherics	$17,000	$—	$17,000	$—
	Health Sciences	177,000	198,000	593,000	691,000
	Total revenue	$194,000	$198,000	$610,000	$691,000

Operating Profit (Loss) and Loss from Operations Before Income Taxes	Biospherics	$(131,000)	$(407,000)	$(790,000)	$(1,244,000)
	Health Sciences	10,000	(6,000)	115,000	152,000
	General	(645,000)	(501,000)	(1,997,000)	(1,957,000)
	Total operating loss	(766,000)	(914,000)	(2,672,000)	(3,049,000)
	Interest income	1,000	1,000	3,000	3,000
	Other income	—	—	—	53,000
	Gain on settlement of obligations	—	—	—	845,000
	Loss from operations before income taxes	$(765,000)	$(913,000)	$(2,669,000)	$(2,148,000)

		Sept. 30,	Dec. 31,
		2012	2011
Identifiable Assets	Biospherics	$34,000	$287,000
	Health Sciences	156,000	193,000
	General corporate assets	3,743,000	5,175,000
	Total assets	$3,933,000	$5,655,000

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

15.      Subsequent Events

The Company evaluated all events or transactions after September 30, 2012 through the date the financial statements were issued.

On April 20, 2012, the Company received a deficiency notice from NASDAQ regarding the bid price of the Company’s common stock.  Following the reverse stock split, on October 8, 2012, NASDAQ provided confirmation to the Company that the Company has regained compliance with Marketplace Rule 5550(a)(2) since the closing bid price of its common stock, $0.01 par value per share, had traded at $1.00 per share or greater for at least ten (10) consecutive business days.

In November 2012, the Company obtained net proceeds of approximately $2.3 million in a private placement of common stock and warrants.  The Company sold an aggregate of 483,657 shares of common stock at a price of $5.324 per share along with warrants to purchase an additional 483,657 shares of common stock at an exercise price of $6.53 per share.  The warrants shall be exercisable for a period of five years, but will not be effective until approved by the shareholders of the Company.  Common stock and warrants were issued in a private placement of securities exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company and the Investors have executed a Registration Rights Agreement pursuant to which the Company has agreed to register the common stock sold in the offering and the common stock issuable upon exercise of the warrants.  Failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties. The Investors shall have the right to participate for 100% of any future debt or equity offerings of the Company during the two years following the Closing.

On September 25, 2012, the Company received written notification from NASDAQ advising the Company that the minimum number of publicly held shares of the Company’s common stock had fallen below the minimum 500,000 shares required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Rule 5550(a)(4) (the “Rule”).  Following the closing of the above private placement, the Company’s number of publicly held shares of common stock outstanding increased to 690,741.  The Company believes that the placement of 483,657 additional shares in this transaction will satisfy the required listing requirement.

On November 13, 2012, the Company expanded its Board of Directors to eight board members and will be re-examining its business strategies and exploring strategic alternatives. This effort may result in the divestiture or winding down of certain of our current businesses and the possible entry into a new, yet identified business, including via acquisitions.

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

Biospherics is dedicated to development of pharmaceuticals.  Recently, the Company has focused its studies on treating high triglycerides and other dyslipidemias with a combination of D-tagatose and SPX106, a licensed drug compound, which combination is referred to as SPX106T.

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

On April 20, 2012, the Company received a deficiency notice from NASDAQ regarding the bid price of the Company’s common stock.  Following a 1 for 20 reverse stock split, on October 8, 2012, NASDAQ provided confirmation to the Company that the Company has regained compliance with Marketplace Rule 5550(a)(2) since the closing bid price of its common stock, $0.01 par value per share, had traded at $1.00 per share or greater for at least ten (10) consecutive business days.  This is the second time the Company employed a reversed stock split to avoid NASDAQ delisting.

On September 25, 2012, (the Company received written notification from NASDAQ advising the Company that the minimum number of publicly held shares of the Company’s common stock had fallen below the minimum 500,000 shares required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Rule 5550(a)(4) (the “Rule”).  On November 12, 2012, the Company completed a private placement for the sale 483,657 shares of common stock and warrants for net proceeds of approximately $2.3 million.  Following the closing of this transaction the Company’s number of publicly held shares of common stock outstanding increased to 690,741.  The Company believes that the placement of 483,657 additional shares in this transaction will satisfy the required listing requirement.

The Company has recently expanded its Board of Directors and will be re-examining its business strategies and exploring strategic alternatives. This effort may result in the divestiture or winding down of certain of our current businesses and the possible entry into a new, yet identified business, including via acquisitions.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Revenue and Direct Costs

Revenue and direct contract costs are primarily related to the Company’s Health Sciences business.  The consulting business generally provides services on either a fixed-price basis or a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience.  The decrease in revenue for the three months ended September 30, 2012 of $4,000 and nine months ended September 30, 2012 of $80,000 is primarily related to lower effective billing rates on contracts from those of the corresponding 2011 period.

No substantial revenue is expected from the Biospherics segment until the Company is successful in selling or licensing its technology.

Research and Development

Research and development expenditures relate solely to the Biospherics segment and consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, and other expenses related to our efforts to develop SPX106T for use in lowering triglyceride and cholesterol levels.  We expense our research and development costs as they are incurred.

The decrease in R & D costs for the three and nine months ended September 30, 2012 from those of the corresponding period of the prior year reflects the completion of SPX106T preclinical studies.  No further studies are presently planned.

Selling, General and Administrative

Our selling, general and administrative (S,G&A) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A expenses for the three and nine months ended September 30, 2012 and 2011 increased between years as a result of holding the Company’s annual meeting earlier in the year than in 2011.

Interest

Interest income for the three and nine months ended September 30, 2012 was consistent with the prior year and primarily derived from interest earned on the net proceeds of our equity offerings.

Other Income

In October 2010, the Company was awarded two one-time grants from the U.S. Government under the Patient Protection and Affordable Care Act.  The awards were for the Company’s Diabetes and Triglyceride research.  As a result, the Company recognized $53,000 in other income for the three and nine month periods ended September 30, 2011; no such grants were received during the nine-month period ended September 30, 2012.

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

No similar gains were realized during the three- and nine-month period ended September 30, 2012.

Liquidity and Capital Resources, Consolidated

We may continue to incur substantial development costs in our Biospherics segment in the next several years, without substantial corresponding revenue, and we will continue to incur ongoing administrative and other expenses, including public company expenses.  We intend to finance our activities through:

•                  the remaining proceeds of our equity offerings; and

•                  additional funds we will seek to raise through the sale of additional securities in the future.

Working capital was $3.1 million at September 30, 2012, and cash on hand as of that date was $3.7 million.  Management believes that this cash on hand, plus the $2.3 million the Company subsequently raised in November 2012 (see below), will be sufficient to sustain operations for the next twelve months.

In February 2012, the Company obtained net proceeds of approximately $1.1 million in a registered direct offering of common stock and warrants.  Both the common stock issued in the offering and the underlying common stock for the warrants issued in the offering were previously registered under a Form S-3 shelf registration statement declared effective by the SEC in October 2009.

In November 2012, the Company obtained net proceeds of approximately $2.3 million in a private placement of common stock and warrants.  The Company sold an aggregate of 483,657 shares of common stock at a price of $5.324 per share along with warrants to purchase an additional 483,657 shares of common stock at an exercise price of $6.53 per share.  The warrants shall be exercisable for a period of five years, but will not be effective until approved by the shareholders of the Company.  Common stock and warrants were issued in a private placement of securities exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company and the Investors have executed a Registration Rights Agreement pursuant to which the Company has agreed to register the common stock sold in the offering and the common stock issuable upon exercise of the warrants.  Failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties. The Investors shall have the right to participate for 100% of any future debt or equity offerings of the Company during the two years following the Closing.

Due to the nature of our business, we will need to raise additional funds from time to time.  NASDAQ rules require stockholder approval for certain stock issuances constituting twenty percent (20%) or more of a company’s issued and outstanding stock.

The Company’s Form S-3 shelf registration statement expired on October 1, 2012.

The Company cannot be assured that it will be able to attract a purchaser of securities to raise the additional funds it will likely require in the future; that the Company will be able to obtain any required stockholder approval; or that the Company will be able to have additional offerings.  If we reach a point where we are unable to raise needed additional funds to continue our business activities, we will be forced to cease our development activities and dissolve the Company.  In such an event, we will need to satisfy various severance, lease termination and other dissolution-related obligations.

On April 20, 2012, the Company received a deficiency notice from NASDAQ regarding the bid price of the Company’s common stock.  Following a 1 for 20 reverse stock split, on October 8, 2012, NASDAQ provided confirmation to the Company that the Company has regained compliance with Marketplace Rule 5550(a)(2) since the closing bid price of its common stock, $0.01 par value per share, had traded at $1.00 per share or greater for at least ten (10) consecutive business days.  This is the second time the Company employed a reverse stock split to avoid NASDAQ delisting.

On September 25, 2012, (the Company received written notification from NASDAQ advising the Company that the minimum number of publicly held shares of the Company’s common stock had fallen below the minimum 500,000 shares required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Rule 5550(a)(4) (the “Rule”).

On November 12, 2012, the Company completed a private placement for the sale 483,657 shares of common stock and warrants for net proceeds of approximately $2.3 million.  Following the closing of this transaction the Company’s number of publicly held shares of common stock outstanding increased to 690,741.  The Company believes that the placement of 483,657 additional shares in this transaction will satisfy the required listing requirement.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level, as of September 30, 2012.

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

Spherix Incorporated
(Registrant)

Date:	November 14, 2012	By:	/s/ Claire L. Kruger
Claire L. Kruger
Chief Executive Officer and Chief
Operating Officer

Date:	November 14, 2012	By:	/s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer