Form 10-K
period 2012-12-31
SPHERIX INC
filed 2013-03-20
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  0-5576

SPHERIX INCORPORATED
(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7927 Jones Branch Drive, Suite 3125, Tysons Corner, Virginia 22102
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 992-9260

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par value per share)	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [   ]    Accelerated Filer [   ]    Non-accelerated Filer [   ]   Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of this determination, only our Directors and Executive Officers have been deemed affiliates):  Common Stock (Par Value $0.0001) – $2,404,294

There were 813,713 shares of the Registrant’s Common Stock outstanding as of March 18, 2013.

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

Item 1.  BUSINESS

General

      We were organized as a Delaware corporation in 1967.  Until the sale of Spherix Consulting, Inc. in December 2012, our principal segments have been Biospherics, our biotechnology research and development business, and Health Sciences, a technical and regulatory consulting business.

In November, 2012, following completion of a private placement offering, the Company expanded its Board of Directors and agreed to re-examine its business strategies and explore strategic alternatives.  It was agreed that this effort could result in the divestiture or winding down of certain businesses and the possible entry into a new, not yet identified business, including potential expansion via acquisitions.

On December 3, 2012, the Company sold all of the stock of Spherix Consulting, Inc.  In connection with this sale, Dr. Claire Kruger resigned as a member of the board of directors of the Company and terminated her employment with the Company to join Spherix Consulting, Inc.  Accordingly, at present, the Company’s sole business is our biotechnology research and development unit.  Pending further examination of our strategic alternatives, the Company is deferring any substantial financial commitments in its Biospherics unit.  The Company is actively seeking to enter into a new, not yet identified business, likely via acquisition.

In February, 2013, Nuta Technology Corp., a newly-formed, wholly-owned subsidiary of the Company, entered into a non-binding letter of intent to acquire 100% of the outstanding stock of a company which owns various patents covering wireless communications.  The Company is currently conducting due diligence.  If the transaction is completed, the Company may seek to engage in commercialization activities related to the inventions that are the subject of the patents acquired.

              Our principal executive offices are located at 7927 Jones Branch Drive, Suite 3125, Tysons Corner, Virginia 22102, and our telephone number is (703) 992-9260.

              Our common stock trades on the NASDAQ Capital Market system under the symbol SPEX.

Available Information

              Our principal Internet address is www.biospherics.com.  We make available free of charge on www.biospherics.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Biotechnology Segment

Biospherics has been active in efforts to develop pharmaceuticals.  Our strategy to achieve this development has been to:

•	utilize our clinical development experience to manage and drive drug candidates through the clinical development process to approval;
•	identify and explore licensing and partnership opportunities for drug candidates;
•	seek to acquire medically important drug candidates in early-stage to mid-stage clinical development; and
•	commercialize our drug candidates, either alone or more likely in partnership

We previously conducted a Phase 3 trial to determine efficacy of D-tagatose as a treatment for Type 2 diabetes and a Phase 2 Dose Range trial to evaluate the effectiveness of lower doses of D-tagatose in treating Type 2 diabetes.  In spite of favorable Phase 3 and Phase 2 results, in 2010 we determined that continued development of D-tagatose as a treatment for Type 2 diabetes required the involvement of a pharma partner with the resources needed to fund the rest of the development and bring it to market.  We actively sought a pharma partner, but were not successful.  We are no longer expending any significant resources in this search, but will continue to be open to any appropriate partnership arrangement.  In addition, the patents have now expired, which may further limit our ability to attract a partner.

More recently, the Company focused its studies on treating high triglycerides and other dyslipidemias with a combination of D-tagatose and SPX106, a licensed drug compound, which combination is referred to as SPX106T.  High triglyceride levels are sometimes a symptom of conditions associated with heart disease such as obesity and metabolic syndrome, which is a condition associated with elevated glucose levels as well as excess fat around the waist, high blood pressure, high triglycerides, low HDL cholesterol, and other dyslipidemias.

As the Company is re-examining its business strategies and strategic alternatives, it has been deferring any substantial financial commitments in furtherance of its pharmaceutical development activities.

Manufacturing

       We do not own or operate our own manufacturing facilities, and have purchased SPX106 and D-tagatose from toll manufacturers who also produce other compounds.

License

Biospherics and the University of Kentucky Research Foundation (‘UKRF”) have entered into a License Agreement pursuant to which UKRF has granted Biospherics an exclusive worldwide license to commercialize certain compounds including SPX106.  Upon commercialization, UKRF is entitled to royalties generally equal to 3% of net sales.  UKRF has the right to terminate the license agreement if Biospherics fails to continue its commercialization efforts.

Revenue

       Royalties from an oil detection licensing agreement accounted for all of our total revenue from continuing operations in 2012.  No significant revenues are expected from this source in 2013 or beyond.

Government Contracts

       None.

Industry Segments

See Note 15, “Information by Business Segment,” of the Notes to the Financial Statements included herein pursuant to Part II, Item 8 of this Form 10-K for industry segment information of the Company.

Patents

The following patent is pending:

Title	Filing Date	Status
D-Tagatose-Based Compositions And Methods For Preventing And Treating Atherosclerosis, Metabolic Syndrome And Symptoms Thereof	November 4, 2009	Pending*

*Licensed from the UKRF

       We have also filed two provisional patent applications covering our SPX106T technology, and methods of treatment for various indications using these compounds and compositions.  A third provisional patent application covering our SPX100 technology is directed to potential therapies related to pelvic and bladder conditions.

In addition to our patent position, we rely on the common law protection of such information as trade secrets and on confidentiality agreements to protect the value of these assets.

Trademarks

We have trademarked “Biospherics.”

Sales Backlog

None

Competition

Competitors of Biospherics are numerous and include, among others, major pharmaceutical, chemical, consumer, and biotechnology companies; specialized firms; universities and other research institutions.  Our competitors may succeed in developing technologies and products that are more effective than any that are being developed by us, and that could render our technology and potential products obsolete and noncompetitive.  Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities.  In the triglyceride market, the main categories of pharmaceutical agents include: fenofibrates (Tricor®, gemfibrozil, generics) with global sales of $2.2 billion; niacin-based agents (with sales of $1 billion globally) and the Omega-2 oil products (Lovasa®/GSK) with prescription sales approaching $1 billion globally.  If D-tagatose should be approved as a treatment for Type 2 diabetes, our major competitor as a monotherapy in the treatment of Type 2 diabetes will be metformin, which generated almost 50 million prescriptions in the U.S. market in 2009.

Research and Development

       Biospherics expenditures for research and development were approximately $0.7 million and  $1.6 million in 2012 and 2011, respectively.  These expenditures were incurred in the ongoing efforts to commercialize D-tagatose and SPX106T.

Governmental Regulation

       Our pharmaceutical development activities are subject to a variety of Federal and state compliance, licensing, and certification requirements.  Products such as D-tagatose and SPX106T may not be commercially marketed as drugs without prior approval from the FDA and comparable agencies in foreign countries.  In the United States, the process for obtaining FDA approval typically includes pre-clinical studies, the filing of an Investigational New Drug application (“IND”), human clinical trials and filing and approval of a New Drug Application (“NDA”).  The FDA may, at any time, impose a clinical hold on ongoing clinical trials.  If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

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

The increase in accounting related regulations over the years, particularly those governing public companies, has had the effect of increasing our cost for external accounting services, from $40,000 in 1997 to $203,000 in 2012.

Environment

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on our financial position, results of operations, capital expenditures, cash flows or competitive position.

Employees

We employ 3 individuals, all on a full-time basis.

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

RISK ASSOCIATED WITH REVIEW OF
STRATEGIC ALTERNATIVES

       OUR REVIEW OF OUR STRATEGIC ALTERNATIVES MAY RESULT IN A COMPLETE TRANSFORMATION OF OUR COMPANY AND WE MAY NOT BE SUCCESSFUL IN THIS NEW VENTURE.    We are currently evaluating our strategic alternatives.  We have sold our health services consulting business;  we may divest or wind down our biotechnology research and development efforts;  and we may invest in a totally unrelated business or businesses.  Such an action may result in an overhaul of our board of directors, management and financial structure and may lead to substantial reduction in our cash balances and substantial dilution to existing shareholders should we utilize our shares for acquisition.  Despite our best efforts, we may not be successful in financing and/or operating the new venture.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT IF WE CONTINUE TO PURSUE OUR BIOTECHNOLOGY RESEARCH AND DEVELOPMENT

       OUR POTENTIAL TRIGLYCERIDES AND OTHER DYSLIPIDEMIAS DRUG IS AT A VERY EARLY STAGE OF DEVELOPMENT.  We are “starting at the beginning” in our development of a triglycerides and other dyslipidemias drug.  We have conducted only animal studies to date.  We expect that it could take three or more years to complete the studies/trials necessary to attract a pharma partner to complete the development and an additional 2-4 years to complete all necessary studies for an NDA filing.  There can be no assurance that any of these studies/trials will be successful or that we will develop the necessary proof of concept required to attract a pharma partner.

           ANY ACQUISITIONS OR CLINICAL STAGE COMPOUNDS/ORPHAN DRUGS WE MAKE MAY REQUIRE A SIGNIFICANT AMOUNT OF OUR AVAILABLE CASH AND MAY NOT BE SCIENTIFICALLY OR COMMERCIALLY SUCCESSFUL.  We may effect acquisitions of chemical stage compounds/orphan drugs to augment our pipeline.  If we make one or more significant acquisitions in which the consideration includes cash, we may be required to use a substantial portion of our available cash.  Further, the types of clinical stage compound drugs we are seeking will likely be at a fairly early stage of development and actual research and development costs could exceed budgeted amounts and estimated time frames may require extension.  Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient efficacy could prevent or substantially slow our research and development effort.

OUR POTENTIAL TRIGLYCERIDES AND OTHER DYSLIPIDEMIAS DRUG, AS WELL AS OTHER POTENTIAL DRUGS WE HAVE BEGUN TO EXPLORE, ARE DEPENDENT UPON OUR LICENSE OF THE SPX106 COMPOUND.  We have licensed the rights to commercialize the SPX106 and other compounds from the University of Kentucky Research Foundation and our ability to continue this development will depend upon our continued maintenance of our rights under this license agreement.  If we fail to remain in compliance with this license agreement, we could lose the right to continue to develop SPX106T and other potential drugs we are exploring.

    WE WOULD LIKELY RELY ON OTHER LICENSE AGREEMENTS AS WE SEEK TO DEVELOP ADDITIONAL COMPOUNDS/ORPHAN DRUGS. We would likely have to enter into additional license agreements to obtain rights to develop additional compounds/orphan drugs as well as additional license agreements with the University of Kentucky Research Foundation or other research institutions for continued research and development.  These license agreements may require us to meet development milestones and impose development and commercialization due diligence requirements on us.  In addition, under these agreements, we would likely be required to pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses.  If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreements, our licensors could terminate the agreements, and we would lose the rights to our drug candidates.  From time to time, we may have disagreements with our licensors or collaborators, or they and/or we may have disagreements with the original inventors, regarding the terms of our agreements or ownership of proprietary rights, which could lead to delays in the research, development and commercialization of our drug candidates, could require or result in litigation or arbitration, which would be time-consuming and expensive, or could lead to the termination of a license, or force us to negotiate a revised or new license agreement on terms less favorable than the original.

      IF WE ARE UNABLE TO COMPLETE CLINICAL TRIAL PROGRAMS SUCCESSFULLY, OR IF SUCH CLINICAL TRIALS TAKE LONGER TO COMPLETE THAN WE PROJECT, OUR ABILITY TO EXECUTE A PHARMACEUTICAL BUSINESS STRATEGY WOULD BE ADVERSELY AFFECTED.  We are not currently running any clinical trials.  Whether or not and how quickly we complete clinical trials is dependent in part upon our filing an IND, the FDA approving our IND, our contracting with an appropriate CRO, the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database.  Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying.  Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled.  Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates.  They may also incur additional costs if enrollment is increased in order to achieve the desired number of events.  If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner. Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials.  We may also opt to change the delivery method, formulation or dosage, which could affect efficacy results for the drug candidate.  Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

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

PRE-CLINICAL TESTING AND CLINICAL DEVELOPMENT ARE LONG, EXPENSIVE AND UNCERTAIN PROCESSES.  IF OUR DRUG CANDIDATES DO NOT RECEIVE THE NECESSARY REGULATORY APPROVALS, WE WILL BE UNABLE TO COMMERCIALIZE OUR DRUG CANDIDATES.  We have not received, and may never receive, regulatory approval for the commercial sale of any of our drug candidates.  We have not received regulatory approval to begin clinical trials of SPX106T.  We will need to conduct significant additional research and human testing before we can apply to begin clinical trials of SPX106T or for product approval with the FDA or with regulatory authorities of other countries.  Pre-clinical testing and clinical development are long, expensive and uncertain processes.  Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product.  It requires the expenditure of substantial resources.  Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval.  The FDA may pose additional questions or request further clinical substantiation.  It may take us many years to complete the testing of our drug candidates and failure can occur at any stage of this process.  Negative or inconclusive results or medical events during a clinical trial could cause us to delay or terminate our development efforts.

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Clinical trials have a high risk of failure.  A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials.  Regulatory guidelines for Spherix drugs can be changed by failures of other drugs unrelated to ours and manufactured by other companies.  If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be materially impaired.  In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the United States and abroad.  Accordingly, we may encounter unforeseen problems and delays in the approval process.  Although we may engage a clinical research organization with experience in conducting regulatory trials, errors in the conduct, monitoring and/or auditing could potentially invalidate the results.

OUR PATENT PROTECTION MAY NOT BE SUFFICIENT TO PROTECT US.  At present we only have rights for patents pending for triglycerides and other dyslipidemias treatment.  There can be no assurance these patents will be issued.  The first official actions are now being received on the national-stage patent applications and key claims might not be allowed.

WE MAY NOT BE ABLE TO FIND A STRATEGIC PARTNER FOR OUR DIABETES DRUG CANDIDATE.  We have ceased expending any significant sums searching for a pharma partner to continue development of D-tagatose as a treatment for Type 2 diabetes. Accordingly, we may not obtain any benefit from the substantial investment we have made in these efforts over the past several years.

WE DO NOT CURRENTLY HAVE THE RESOURCES TO BECOME A FULL SCALE BIOTECHNOLOGY COMPANY AND WE MAY NOT BE ABLE TO ATTRACT A NECESSARY BUYER/LICENSEE/PARTNER/STRATEGIC PARTNER BEFORE WE EXPEND ALL OF OUR FUNDS.  We intend to seek a sale, license, or partner for SPX106T.    There can be no assurance, however, that we will attract a buyer, licensee or partner.  We have limited resources.  We will need to raise additional funds within the next twelve months to continue operations and would likely require additional capital raises thereafter to fully pursue the triglycerides and other dyslipidemias opportunity and we may not be able to do so in a timely fashion.

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

OUR FINANCIAL RESOURCES ARE LIMITED AND WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO CONTINUE OUR BUSINESS.  Our future capital requirements will depend on many factors, including the progress of any clinical trials initiated and commercialization of our products, including any additional compounds/products we may acquire and attempt to develop, as well as general and administrative costs.  We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable.  Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders.  These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case.  If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our development activities and dissolve the Company.  In such an event, we will need to satisfy various severances, lease termination and other dissolution-related obligations.

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

IF CLINICAL TRIALS ARE PROLONGED, DELAYED OR SUSPENDED, IT MAY TAKE SIGNIFICANTLY LONGER AND COST SUBSTANTIALLY MORE TO OBTAIN APPROVAL FOR OUR DRUG CANDIDATES AND ACHIEVE PROFITABILITY, IF AT ALL.  Each delay makes it more likely that we would need additional financing to complete our clinical trials.  We cannot predict whether we will encounter additional problems that will cause us or regulatory authorities to delay or suspend the clinical trial, or delay the analysis of data from the trials.  Any of the following could delay the clinical development of our drug candidates:

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

WE WILL RELY ON THIRD PARTIES TO CONDUCT OUR TRIALS, AND THOSE THIRD PARTIES MAY NOT PERFORM SATISFACTORILY.  We will rely on third parties to manufacture drugs for our trials, to purchase animals and conduct preclinical studies, to enroll qualified patients, conduct our trials, provide services in connection with such trials, and coordinate and oversee significant aspects of the trials.  Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities.  Accordingly, these third party contractors may not complete activities on schedule, or may not conduct our trials in accordance with regulatory requirements or the trial design.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them or we may be required to hire and provide these services with our own personnel.  Although we believe there are a number of third party contractors we could engage to continue these activities, replacing a third party contractor may result in a delay or affect the trial.  If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidate would likely be delayed.

OUR CORPORATE COMPLIANCE EFFORTS CANNOT GUARANTEE THAT WE ARE IN COMPLIANCE WITH ALL POTENTIALLY APPLICABLE REGULATIONS.  The development, manufacturing, pricing, sales, and reimbursement of drug products are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States.  We are a relatively small company with only 3 employees.  We also have significantly fewer employees than many other companies that have a product candidate in preclinical development, and we rely heavily on third parties to conduct many important functions.  While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulation, we cannot assure that we are or will be in compliance with all potentially applicable regulations.  If we fail to comply with any of these regulations we could be subject to a range of regulatory actions including suspension or termination of clinical trials, the failure to approve our product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

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

EVEN IF WE BEGIN CLINICAL TRIALS AND OUR CLINICAL TRIALS ARE SUCCESSFUL, WE MAY NOT HAVE A COMMERCIALLY VIABLE DRUG OR PRODUCT.  We have a number of hurdles to overcome to have a commercially viable drug or product even assuming we are able to begin clinical trials and our clinical trials are successful, including:

·
We must secure one or more manufacturers for our products and we must repeat certain key studies and/or bridge the materials supplied by the current manufacturer(s) to the previously supplied materials to gain FDA approval.

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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE MAY SUSTAIN LOSSES IN THE FORESEEABLE FUTURE.  We have incurred losses from operations in prior years, including 2012.  Our loss from continuing operations for the year ended December 31, 2012 was $2.9 million, and the net loss for the year ended December 31, 2012 was $3.9 million.  The Company’s cumulative deficit was $35.3 million at December 31, 2012.  We may not return to profitable operations.

WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND PERSONNEL. As a small company, our success depends on the services of key employees in executive and other positions.  The loss of the services of one or more of such employees could have a material adverse effect on us.

WE FACE INTENSE COMPETITION.  Our competitors include many companies, research institues and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than we do.  In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutics products and obtaining approvals from the FDA and other regulatory agencies. Our competitors may succeed in developing or marketing biotechnology products that are more effective than ours.

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

WE FACE EVOLVING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE THAT MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies.  We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs.  For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting.  Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2012, our internal control over financial reporting was not effective, as a result of the reclassification from equity to liability of  warrants issued between November 2009 and February 2012.  We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.  These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS THAT WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK.  Our common stock has traded as low as $5.85 and as high as $218.00 between January 1, 2011 and December 31, 2012 (on a split-adjusted basis). Some of the factors leading to this volatility include:

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

On April 20, 2012, the Company received a deficiency notice from NASDAQ regarding the bid price of the Company’s common stock.  Following a 1 for 20 reverse stock split, on October 8, 2012, NASDAQ provided confirmation to the Company that the Company has regained compliance with Marketplace Rule 5550(a)(2) since the closing bid price of its common stock had traded at $1.00 per share or greater for at least ten (10) consecutive business days.  This is the second time the Company employed a reversed stock split to avoid NASDAQ delisting.

        On September 25, 2012, the Company received written notification from NASDAQ advising the Company that the minimum number of publicly held shares of the Company’s common stock had fallen below the minimum 500,000 shares required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Rule 5550(a)(4).  As a result of our November 2012 private placement transaction, we have been advised by NASDAQ that we have regained compliance with this requirement.

       On December 31, 2012, the Company’s Total Shareholders' Equity was $854,000, and was below the $2.5 million listing standard required by NASDAQ.  In March 2013, the Company exchanged with certain investors the warrants issued in November 2012 for Series C Preferred Stock, effectively increasing Total Stockholders’ Equity by approximately $2.7 million.

If we are delisted then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

        IF WE MAKE A SIGNIFICANT ACQUISITION THAT REQUIRES THE ISSUANCE OF OUR SHARES WE MAY BE REQUIRED TO REAPPLY FOR NASDAQ LISTING.  Reapplying for NASDAQ listing would require us to satisfy the more stringent original listing standards of the NASDAQ Capital Market, which has substantially higher standards than the continuing listing standards.

WE COULD FAIL IN FUTURE FINANCING EFFORTS OR BE DELISTED FROM NASDAQ IF WE FAIL TO RECEIVE SHAREHOLDER APPROVAL WHEN NEEDED.  We are required under the NASDAQ rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ.  Funding of our operations in the future or acquisitions may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required shareholder approval for such an issuance.  If we are unable to obtain financing due to shareholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations or maintain our listing with NASDAQ, which could have a negative impact on the trading market for our stock and our ability to raise capital in the future.

OUR SHARES OF COMMON STOCK ARE THINLY TRADED, SO STOCKHOLDERS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF THEY NEED TO SELL SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE THEIR SHARES.  Our common stock has been “thinly-traded” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

DIVIDENDS ON OUR COMMON STOCK ARE NOT LIKELY.   We do not anticipate paying cash dividends on our common stock in the foreseeable future.  Investors must look solely to appreciation in the market price of the shares of our common stock to obtain a return on their investment.

BECAUSE OF THE RIGHTS AGREEMENT AND “ANTI-TAKEOVER” PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS, A THIRD PARTY MAY BE DISCOURAGED FROM MAKING A TAKEOVER OFFER THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.  Effective January 1, 2013, we adopted a new shareholder rights plan.  The effect of this rights plan and of certain provisions of our Certificate of Incorporation, By-Laws, and the anti-takeover provisions of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, even if the acquisition or the replacements would be beneficial to our stockholders.  These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.  In general, if a person or group acquires or obtains the right to acquire 10% or more of the outstanding shares of common stock (thereby becoming an "Acquiring Person") each holder of a Right (except those held by the Acquiring Person and its affiliates and associates) will have the right to purchase, upon exercise, common stock (or, in certain circumstances, preferred  stock, common stock equivalents or cash) having a value equal to two times the exercise price of the Right.  In other words, the Rights holders other than the Acquiring Person may purchase common stock at a 50% discount.

Item 1B.  UNRESOLVED STAFF COMMENTS

           None.

Item 2.  PROPERTIES

The Company’s offices are located in Tysons Corner, Virginia and Bethesda, Maryland, where it leases 837 and 5,000 square feet of office space under leases that expire on August 31, 2014 and March 31, 2018, respectively.  The Company's new subsidiary, Nuta Technology Corp., is located in the Tysons Corner, Virginia office.  The capacity of the Tysons Corner and Bethesda facilities are more than adequate for the Company’s current needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings as of the date of this filing.

Item 4.  MINE SAFETY DISCLOSURES

                Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 18, 2013, the number of shareholders of record of the Company’s common stock was approximately 700.  The Company’s common stock is traded in the over-the-counter market and is quoted in the NASDAQ Capital Market System under the symbol SPEX.  No dividends were paid in 2012 or 2011.

The following table sets forth the high and low closing prices for our common stock, as reported by the NASDAQ Capital Market, for the periods indicated (all adjusted for the September 2012 reverse stock split).

Period	High	Low
2012
First Quarter	$35.40	$15.60
Second Quarter	$22.40	$10.00
Third Quarter	$11.98	$7.22
Fourth Quarter	$11.76	$5.85

2011
First Quarter	$218.00	$70.00
Second Quarter	$117.20	$45.60
Third Quarter	$69.60	$24.60
Fourth Quarter	$68.40	$22.60

On December 31, 2012, the closing price of our common stock, as reported by the NASDAQ Capital Market, was $6.83.  As of December 31, 2012, we had approximately 700 holders of record of our common stock.  We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Annual Meeting of Stockholders

On August 14, 2012, the Company held its annual meeting of stockholders.  At the annual meeting: (i) the stockholders re-elected the current members of the Board of Directors; (ii) authorized issuance of securities in one or more non-public offerings in accordance with NASDAQ Marketplace Rule 5635; (iii) approved the amendment of the Amended and Restated 1997 Stock Option Plan; (iv) approved an amendment to the Company’s Certificate of Incorporation, as amended (the “Amendment”), which authorized a reverse stock split of the Company’s issued and outstanding common stock; (v) ratified the appointment of the independent accountants.

Reverse Stock Splits

In September 2012 and in May 2011, the Company effected reverse stock splits of its common stock in response to NASDAQ deficiency notices concerning the bid price of the Company’s common stock.

On September 21, 2012, the Company effected a reverse stock split of the Company’s outstanding common stock at an exchange ratio of 1-for-20.  As a result of the reverse stock split, every 20 shares of the Company’s issued and outstanding common stock were combined into one share of common stock.  No fractional shares of common stock were issued as a result of the reverse stock split.  Instead, fractional shares that would otherwise result from the reverse stock split were purchased by the Company based on the closing price of the stock on September 21, 2012.

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

Following both reverse stock splits, the Company’s common stock price increased and the Company regained compliance with the NASDAQ minimum bid price rule.

Securities Offerings

In each of 2012 and 2011, the Company closed two securities offerings.  In March 2013, the Company issued additional shares of its capital stock in an exchange offer.

In early March, 2013, the Company and certain  investors which participated in the November 2012 private placement transaction (“Investors”), entered into separate Warrant Exchange Agreements pursuant to which the Investors exchanged all of the common stock purchase warrants they acquired in the private placement transaction for shares of the Company’s Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one share of Common Stock at the option of the holder of the Series C Convertible Preferred Stock.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Certificate of Designation”).  The Warrants were exercisable through November 7, 2017 for an aggregate of 474,266 shares of Common Stock at an exercise price of $6.53 per share.  The Warrants were exchanged for an aggregate of 229,337 shares of the Series C Convertible Preferred Stock, convertible into 229,337 shares of Common Stock.  This is the same number of shares of Common Stock issuable upon a “cashless exercise” of the Warrants, as permitted by the terms of the Warrants,  based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013 of $12.6439 as reported by Bloomberg.  The Company has agreed to register the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock on the same basis as the shares of Common Stock issued in the November 2012 private placement transaction.

On November 7, 2012, the Company obtained net proceeds of approximately $2.3 million in a private placement of common stock and warrants.  The Company sold an aggregate of 483,657 shares of common stock at a price of $5.324 per share along with warrants to purchase an additional 483,657 shares of common stock at an exercise price of $6.53 per share.  Subject to certain ownership limitations, the warrants are exercisable for a period of five years.  The common stock and warrants were issued in a private placement of securities exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.  The warrants are classified as a liability and the common stock is classified as permanent equity.  The investors have the right to participate for 100% of any future debt or equity offerings of the Company during the two years following the Closing.  On December 20, 2012, the owners of a majority of the outstanding shares of common stock agreed to temporarily waive the Company’s requirement to file a registration statement to register shares of common stock issued and issuable in the Company’s November 2012 private placement transaction until a vote of a majority of the holders requests registration.

On September 25, 2012, the Company received written notification from NASDAQ advising the Company that the minimum number of publicly held shares of the Company’s common stock had fallen below the minimum 500,000 shares required for continued listing on the NASDAQ Capital Market.  Following the November 7, 2012 closing of a private placement, the Company’s number of publicly held shares of common stock outstanding increased to 690,741.  On November 15, 2012, NASDAQ provided confirmation to the Company that the Company has regained compliance with the NASDAQ rule.

On February 2, 2012, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 53,240 shares of its common stock and warrants to purchase up to an additional 10,648 shares of its common stock to such investors for gross proceeds of approximately $1.15 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.2 of a share of common stock.  The purchase price per unit was $21.60.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $28.00 per share.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.  The common stock issued in the February 2012 offering and the common stock that may be issued pursuant to the exercise of the warrants have been registered pursuant to a Form S-3 registration statement (File No. 333-161531), which became effective on October 1, 2009.  The warrants are classified as a liability and the common stock is classified as permanent equity.

In connection with the closing of our February 2012 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants with a term of two years to purchase up to 1,597 shares of our common stock at an exercise price of $27.00 per share.  The estimated fair value of the warrants at the date of grant was $19,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

In October 2011, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 26,628 shares of its common stock and warrants to purchase up to an additional 26,628 shares of its common stock to such investors for gross proceeds of approximately $1.25 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock.  The purchase price per unit was $47.30.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $44.80 per share.  The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.  The common stock issued in the October 2011 offering and the common stock that may be issued pursuant to the exercise of the warrants were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-3 (File No. 333-177748), which became effective on November 21, 2011.  The warrants are classified as a liability and the common stock is classified as permanent equity.

In connection with the closing of the October 2011 offering, the Company issued to Rodman & Renshaw, LLC warrants with a term of two years to purchase 799 shares of our common stock (at an exercise price of $59.125 per share).  The estimated fair value of the warrants at the date of grant was $25,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

On January 19, 2011, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 21,345 shares of its common stock and warrants to purchase up to an additional 10,672 shares of its common stock to such investors for gross proceeds of approximately $2.77 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock.  The purchase price per unit was $130.00.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $160.00 per share.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $2.6 million.  The common stock issued in the January 2011 offering and the common stock that may be issued pursuant to the exercise of the warrants have been registered pursuant to a Form S-3 registration statement (File No. 333-161531), which became effective on October 1, 2009.  The warrants are classified as a liability and the common stock is classified as permanent equity.

In connection with the closing of our January 2011 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants with a term of two years to purchase up to 640 shares of our common stock at an exercise price of $162.50 per share.  The estimated fair value of the warrants at the date of grant was $42,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.  These warrants have now expired.

Authorized Stock

           On December 17, 2012, the Company amended its certificate of incorporation to increase the maximum number of shares of common stock it may issue to 50,000,000 shares and to increase the maximum number of shares of preferred stock it may issue to 5,000,000 shares.

Equity Compensation Plan Information

           The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,163	1	$22.34	2,750	3
Equity compensation plans not approved by securities holders	1,399	2	$97.27	N/A
Total	8,562			2,750

1      Consists of options to acquire 7,163 shares of our common stock issued to our key employees and directors.
2      Consists of warrants to purchase 1,399 shares of our common stock issued to our placement agent with respect to the January 2011, October 2011 and February 2012 offerings.
3  Consists of shares of common stock available for future issuance under our equity incentive plan.

Item 6.  SELECTED FINANCIAL DATA

Background

On February 27, 2013, Company management, in consultation with its Audit Committee, revised its prior position on accounting for warrants and concluded that its previously issued financial statements for all periods since mid-November 2009 (collectively, the “Affected Periods”) should not be relied on because of a misapplication in the guidance around accounting for Warrants (as defined below) .  However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, total assets, revenue, or cash flows.

The warrants at issue (collectively, the “Warrants”) include:

(i)  warrants to purchase an aggregate of 5,522 and 414 shares of the Company’s common stock, issued in November 2009 at an exercise price of $650.00 and $575.00 per share, respectively;

(ii)  warrants to purchase an aggregate of 10,500 and 630 shares of the Company’s common stock, issued in October 2010 at an exercise price of $300.00 and $312.50 per share, respectively;

(iii)  warrants to purchase an aggregate of 10,673 and 640 shares of the Company’s common stock, issued in January 2011 at an exercise price of $160.00 and $162.50 per share, respectively;

(iv)  warrants to purchase an aggregate of 26,628 and 799 shares of the Company’s common stock, issued in October 2011 at an exercise price of $44.80 and $59.13 per share, respectively;

(v)  warrants to purchase an aggregate of 10,648 and 1,597 shares of the Company’s common stock, issued in February 2012 at an exercise price of $28.00 and $27.00 per share, respectively;  and

(vi)  warrants to purchase an aggregate of 483,657 shares of the Company’s common stock, issued in November 2012 at an exercise price of $6.53 per share;

The above warrant shares and exercise prices have been retroactively adjusted to reflect the  2011 and 2012 reverse stock splits.

The restated unaudited condensed consolidated statements of operations for the three-month periods ended March 31, June 30, and September 30, 2012 and 2011, and the condensed consolidated balance sheets as of March 31, June 30 and September 30, 2012 and 2011are presented below.  In addition to the restatement noted above, the condensed consolidated statements of operations and the condensed consolidated balance sheets have also been retroactively adjusted to give effect to the Company’s September 2012 and May 2011 reverse stock splits, and for the discontinued operations as discussed in note 1 “Summary of Significant Accounting Policies – Nature of Business and Basis of Presentation.”

	Condensed Consolidated Statements of Operations
	(Unaudited)
	Three Months Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012
	Restated	Restated	Restated
Revenue	$-	$-	$16,710

Operating expense
Research and development expense	(371,403)	(138,249)	(107,817)
Selling, general and administrative expense	(692,492)	(530,691)	(542,538)

Total operating expense	(1,063,895)	(668,940)	(650,355)

Loss from operations	(1,063,895)	(668,940)	(633,645)

Other Income from Change in Fair Value of Warrants	339,308	342,884	58,413
Interest income	1,022	922	830

Loss from continuing operations before taxes	(723,565)	(325,134)	(574,402)
Income tax expense	-	-	-

Loss from continuing operations	(723,565)	(325,134)	(574,402)

Discontinued operations
Loss from discontinued operations	(110,718)	(79,557)	(133,148)
Income tax expense	-	-	-
Loss from discontinued operations	(110,718)	(79,557)	(133,148)

Net loss	$(834,283)	$(404,691)	$(707,550)

Net loss per share, basic
Continuing operations	$(3.89)	$(1.56)	$(2.76)
Discontinued operations	$(0.59)	$(0.38)	$(0.64)
Net loss per share	$(4.48)	$(1.95)	$(3.40)
Net loss per share, diluted
Continuing operations	$(3.89)	$(1.56)	$(2.76)
Discontinued operations	$(0.59)	$(0.38)	$(0.64)
Net loss per share	$(4.48)	$(1.95)	$(3.40)

Weighted average shares outstanding, basic	186,101	207,989	207,806
Weighted average shares outstanding, diluted	186,101	207,989	207,806

	Condensed Consolidated Statements of Operations
	(Unaudited)
	Three Months Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011
	Restated	Restated	Restated
Revenue	$-	$-	$-

Operating expense
Research and development expense	(355,503)	(404,499)	(371,327)
Selling, general and administrative expense	(863,984)	(525,572)	(417,260)

Total operating expense	(1,219,487)	(930,071)	(788,587)

Loss from operations	(1,219,487)	(930,071)	(788,587)

Other Income from Change in Fair Value of Warrants	1,542,051	898,446	134,827
Interest income	1,219	866	595
Other income	44,630	8,377	-
Gain on settlement of obligations	845,000	-	-

Income (loss) from continuing operations before taxes	1,213,413	(22,382)	(653,165)
Income tax expense	(14,485)	-	-

Income (loss) from continuing operations	1,198,928	(22,382)	(653,165)

Discontinued operations
Loss from discontinued operations	(18,517)	(92,911)	(125,326)
Income tax expense	-	-	-
Loss from discontinued operations	(18,517)	(92,911)	(125,326)

Net income (loss)	$1,180,411	$(115,293)	$(778,491)

Net income (loss) per share, basic
Continuing operations	$9.79	$(0.17)	$(5.10)
Discontinued operations	$(0.15)	$(0.73)	$(0.98)
Net income (loss) per share	$9.64	$(0.90)	$(6.08)
Net income (loss) per share, diluted
Continuing operations	$9.79	$(0.17)	$(5.10)
Discontinued operations	$(0.15)	$(0.73)	$(0.98)
Net income (loss) per share	$9.64	$(0.90)	$(6.08)

Weighted average shares outstanding, basic	122,432	128,124	128,124
Weighted average shares outstanding, diluted	122,432	128,124	128,124

	Condensed Consolidated Balance Sheets
	(Unaudited)	(Unaudited)	(Unaudited)
	Mar. 31	Jun. 30	Sep. 30
ASSETS	2012	2012	2012
Current assets	Restated	Restated	Restated
Cash and cash equivalents	$4,808,841	$4,198,890	$3,650,037
Other receivables	27,480	17,648	34,348
Prepaid expenses and other assets	85,322	53,881	24,166
Assets of segment held for sale	233,080	210,793	156,438
Total current assets	5,154,723	4,481,212	3,864,989

Property and equipment, net of accumulated depreciation	69,487	53,602	42,145
Deposit	35,625	25,625	25,625
Assets of segment held for sale, non-current	6,645	5,536	-
Total assets	$5,266,480	$4,565,975	$3,932,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$220,768	$180,096	$213,424
Accrued salaries and benefits	120,927	147,284	454,393
Liabilities of segment held for sale	258,327	312,157	80,876
Total current liabilities	600,022	639,537	748,693

Deferred rent	39,075	40,423	44,876
Warrant liability	791,601	448,717	390,304
Total liabilities	1,430,698	1,128,677	1,183,873

Commitments and contingencies

Stockholders' equity
Preferred stock	-	-	-
Common stock	21	21	21
Paid-in capital in excess of par value	36,589,024	36,595,231	36,614,369
Treasury stock, 401 shares	(464,786)	(464,786)	(464,786)
Accumulated deficit	(32,288,477)	(32,693,168)	(33,400,718)
Total stockholders' equity	3,835,782	3,437,298	2,748,886
Total liabilities and stockholders' equity	$5,266,480	$4,565,975	$3,932,759

	Condensed Consolidated Balance Sheets
	(Unaudited)	(Unaudited)	(Unaudited)
	Mar. 31	Jun. 30	Sep. 30
ASSETS	2011	2011	2011
Current assets	Restated	Restated	Restated
Cash and cash equivalents	$6,544,793	$5,564,198	$5,022,165
Trade accounts receivable, net of allowance	-	8,174	-
Other receivables	404	229	202
Prepaid research expenses	404,032	297,140	189,630
Prepaid expenses and other assets	143,651	101,150	25,444
Assets of segment held for sale	300,981	348,295	248,818
Total current assets	7,393,861	6,319,186	5,486,259

Property and equipment, net of accumulated depreciation	133,300	117,147	101,261
Patents, net of accumulated amortization	307	205	102
Deposit	35,625	35,625	35,625
Assets of segment held for sale, non-current	6,198	5,371	7,081
Total assets	$7,569,291	$6,477,534	$5,630,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$357,431	$224,084	$550,583
Accrued salaries and benefits	121,860	130,845	131,852
Income taxes payable	37,680	37,680	-
Deferred revenue	8,377	-	-
Liabilities of segment held for sale	219,990	283,555	68,442
Total current liabilities	745,338	676,164	750,877

Deferred rent	73,478	64,877	56,276
Warrant liability	1,826,897	928,451	793,624
Total liabilities	2,645,713	1,669,492	1,600,777

Commitments and contingencies

Stockholders' equity
Preferred stock	-	-	-
Common stock	13	13	13
Paid-in capital in excess of par value	35,681,719	35,681,476	35,681,476
Treasury stock	(464,786)	(464,786)	(464,786)
Accumulated deficit	(30,293,368)	(30,408,661)	(31,187,152)
Total stockholders' equity	4,923,578	4,808,042	4,029,551
Total liabilities and stockholders' equity	$7,569,291	$6,477,534	$5,630,328

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As discussed in Note 2 of the consolidated financial statements, the 2011 consolidated financial statements presented here have been restated to give effect to correction of a misstatement in the classification of the Company’s outstanding warrants.

On February 27, 2013, Company management, in consultation with its Audit Committee, revised its prior position on accounting for warrants and concluded that its previously issued consolidated financial statements for all periods since mid-November 2009 (collectively, the “Affected Periods”) should not be relied on because of a misapplication in the guidance on accounting for Warrants (as defined below) .  However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, total assets, revenue, or cash flows.

    The warrants at issue (collectively, the “Warrants”) include:

(i)	warrants to purchase an aggregate of 5,522 and 414 shares of the Company’s common stock, issued in November 2009 at an exercise price of $650.00 and $575.00 per share, respectively;

(ii)	warrants to purchase an aggregate of 10,500 and 630 shares of the Company’s common stock, issued in October 2010 at an exercise price of $300.00 and $312.50 per share, respectively;

(iii)	warrants to purchase an aggregate of 10,673 and 640 shares of the Company’s common stock, issued in January 2011 at an exercise price of $160.00 and $162.50 per share, respectively;

(iv)	warrants to purchase an aggregate of 26,628 and 799 shares of the Company’s common stock, issued in October 2011 at an exercise price of $44.80 and $59.13 per share, respectively;

(v)	warrants to purchase an aggregate of 10,648 and 1,597 shares of the Company’s common stock, issued in February 2012 at an exercise price of $28.00 and $27.00 per share, respectively; and

(vi)	warrants to purchase an aggregate of 483,657 shares of the Company’s common stock, issued in November 2012 at an exercise price of $6.53 per share;

The above warrant shares and exercise prices have been retroactively adjusted to reflect the  2011 and 2012 reverse stock splits.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the consolidated balance sheets and the consolidated statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”).  The Warrant agreements contain a provision for net cash settlement at the option of the holder in the event that there is a fundamental transaction (as contractually defined in the Warrant agreements).  The Company had previously conducted in-depth analysis in prior years of its other warrants and concluded that all fundamental transactions were within the control of the Company and thus equity treatment for the warrants was appropriate.  However, new insight on derivatives, obtained by the Company during the process of analyzing the accounting guidance for the November 2012 warrants, prompted the Company to re-assess its prior position.

Under the guidance of ACS 815, warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement, should be initially classified as derivative liabilities as their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash.  In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.  The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period.

The Company has restated  its audited consolidated financial statements for the year ending December 31, 2011 and the related disclosures.  The Company has not amended its previously filed Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009 or its Quarterly Reports on Form 10-Q for the periods March 31, 2010, June 30, 2010, and September 30, 2010 to correct these misstatements.

In addition to the restatement noted above, the consolidated statements of operations for the year ended December 31, 2011and the consolidated balance sheets then ended have also been retroactively adjusted to give effect to the Company’s September 2012 reverse stock splits, and for the discontinued operations as discussed in note 1 “Summary of Significant Accounting Policies – Nature of Business and Basis of Presentation.”

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.  For this reason, the information set forth in this section may not be comparable to discussion and information in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

The Company previously operated via two principal segments, Biospherics and Health Sciences through December 3, 2012.  Biospherics seeks to develop proprietary products for commercial application.  Health Sciences provided technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as provided technical support for the Biospherics segment.

During the periods covered by this report, the Company had two wholly-owned subsidiaries, Biospherics Incorporated and Spherix Consulting, Inc., for its two operating segments.  The Company provides management, strategic guidance, business development, marketing and other services to its subsidiaries.  The operations of Spherix Consulting, Inc. have been retroactively adjusted as discontinued operations as a result of the December 3, 2012 sale of the subsidiary (as more fully described below).

On September 21, 2012, the Company effected a reverse stock split of its outstanding common stock at an exchange ratio of 1-for-20.  The reverse stock split reduced the December 31, 2011 and 2010 number of outstanding shares of Common Stock from 3,094,961 and 2,135,588 shares to 154,749 and 106,781 shares, respectively.  Following the reverse stock split, the Company regained compliance with NASDAQ’s minimum bid price rule.

        In November 2012, following completion of a private placement offering, the Company expanded its Board of Directors from six to seven members.  The expanded Board undertook a review of the Company’s cash balances and capital requirements for its drug development and consulting segments.  The Company concluded that the prospect of raising the significant amount of capital needed to successfully advance its drug development opportunities, which were in an early stage of development, would not be available to it in the foreseeable future given the state of the capital markets, making it unlikely that the Company could continue to support its drug development and consulting businesses.  The Company’s Board of Directors in reviewing its options determined to undertake a major re-examination of its business strategies and to explore strategic alternatives.  Immediate action was taken to reduce expenses, and the decision was made to terminating the employment contracts of employees of the consulting business, and to either cease the consulting business or dispose of it for nominal consideration.  Further the Board was reduced to four members.  To facilitate any transition to a new business and continue to satisfy our other responsibilities, retention agreements were entered into with Dr. Lodder as President, Mr. Clayton as Chief Financial Officer, Treasurer and Corporate Secretary, and Ms. Barton as Executive Assistant.  The Company’s review and evaluation of its existing business is continuing and this effort may result in the further divestiture or winding down of our historic businesses and the possible entry into a new, yet identified business, including via acquisitions.

In mid-November, 2012, the Board of Directors and the holders of approximately 70% of our common stock approved the following actions, which became effective on December 17, 2012:

•	an increase in our authorized capital stock to 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share;

•
the adoption of the Spherix Incorporated 2012  Equity Incentive Plan, pursuant to which up to 125,000 shares of common stock may be issued to employees, officers and directors via stock options and grants of restricted stock;  and

•	approval of the issuance of up to 483,657 shares of our common stock pursuant to the exercise of our Series B Warrants issued in our November 2012 private placement transaction.

On December 3, 2012, the Company sold all of the issued and outstanding capital stock of its consulting subsidiary, Spherix Consulting, Inc. for nominal consideration of less than $1,000.

On November 30, 2012, but effective as of December 3, 2013, Dr. Claire L. Kruger resigned as the Chief Executive Officer/Chief Operating Officer of the Company.    Dr. Robert A. Lodder, Aris Melissaratos and Thomas B. Peter also resigned as members of our Board of Directors.

On November 30, 2012, but effective as of December 3, 2012, the Company appointed Dr. Robert A. Lodder as the Company’s Principal Executive Officer and Robert L. Clayton as Secretary of the Company.

In late 2012, the Company entered into a new five (5) year shareholder rights plan.

In February, 2013, a newly formed Virginia subsidiary of the Company, Nuta Technology Corp., entered into a non-binding letter of intent to acquire various patents covering wireless communications.  If the acquisition is completed, the Company may engage in commercialization activities related to the inventions that are the subject of such patents.

In late February, 2013, the Board of Directors appointed Harvey J. Kesner as interim Chief Executive Officer of the Company.

In early March, 2013, we issued Series C Convertible Preferred Stock in exchange for warrants we issued in our November, 2012 private placement transaction.

The Company is examining its business strategies and strategic alternatives.  It has deferred any substantial financial commitments in its Biospherics unit.

Results of Operations—2012 Compared with 2011

Revenue

      Revenue in 2012 is primarily related to royalty fees from an oil detection agreement.  No substantial revenue is expected from the Biospherics segment until the Company is successful in selling or licensing its technology.

Research and Development

  Research and development expenditures relate solely to the Biospherics segment and consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, and other expenses related to our efforts to develop SPX106T for use in lowering triglyceride and cholesterol levels.  We expense our research and development costs as they are incurred.  The Company does not intend to incur any material R&D costs for its Biospherics unit in 2013 or thereafter and currently is seeking buyers to acquire the Biospherics inventory and business in whole or in part or to joint venture or license such business.  The Company believes it is unlikely that a buyer may be identified and as a result may liquidate or dispose of its inventory of Tagatose for which material storage fees are being incurred.  The Company may be required to incur costs for disposal and cessation of this segment.

The decrease in R & D costs in 2012 of $919,000 from 2011 reflects the completion of SPX106T preclinical studies.  No further studies are presently planned.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A expenses were consistent between years.  Severance/retention expense for the continuing staff is being recognized evenly over the required performance period from the date of each agreement, with $40,000 recognized in 2012 and the remaining$475,000 to be recognized during the first half of 2013.  No severance expenses were incurred in 2011.

Other Income from Change in Fair Value of Warrants

Other Income from change in fair value of warrants is the result of decreases in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes option valuation method.  The difference between the other income from change in fair value of warrants realized in 2011 compared to 2012 is the result of a more pronounced change in the Company’s stock price for the year ending 2011.

Loss on Issuance of Warrants

The loss on issuance of warrants reflects the difference in the fair market value of the warrants as determined using a Black-Scholes option valuation method and the proceeds received.  The proceeds received from Warrants issued with other instruments (such as common stock or preferred stock) are determined based upon the fair value of liability classified warrants with the residual allocated to the other instruments.  The increase between years is directly related to the change in the Company’s stock price between years.

Interest Income

                Interest income in 2012 and 2011 was primarily derived from interest earned on the net proceeds of our equity offerings.

Other Income

In October 2010, the Company was awarded two one-time grants from the U.S. Government under the Patient Protection and Affordable Care Act.  The awards were for the Company’s diabetes and triglyceride research.  As a result, in 2011 the Company recognized $51,000 in other income and a related tax expense of $14,000.  No grants were recognized in 2012.

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

Income Tax Expense

    The 2011 income tax expense was directly related to the above mentioned U.S. government grants in the Other Income discussion.  No tax expense was incurred in 2012.

Discontinued Operations

    The operations of Spherix Consulting, Inc. have been retroactively adjusted as discontinued operations as a result of the December 3, 2012 sale noted above.  The Spherix Consulting segment generated nearly all of the Company’s revenue and provided technical support for the Company’s Biospherics segment.

	2012	2011
Revenue	$728,312	$820,925

Direct cost and operating expense	(417,428)	(388,065)
Selling, general and administrative expense	(1,279,875)	(816,389)
Loss from discontinued operations before taxes	$(968,991)	$(383,529)

Sales Backlog

                None

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of the contingent assets and liabilities at the date of the financial statements and revenue and expenses for the period reported.  Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances.  These estimates are evaluated periodically and form the basis for making judgments regarding the carrying values of assets and liabilities and the reported amount of revenue and expenses.  Actual results may differ substantially from these estimates.

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

Accounting for warrants

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

The Company assessed the classification of its Common Stock purchase warrants as of the date of each offering and through December 31, 2012 and determined that such instruments met the criteria for liability classification.  The warrants are reported on the consolidated balance sheet as a liability at fair value using the Black-Scholes valuation method.  Changes in the estimated fair value of the warrants result in the recognition of other income or expense.

New Accounting Pronouncements

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income, while still requiring entities to adopt the other requirements.  We adopted the new standard on January 1, 2012.  The adoption of this standard had no impact on our consolidated financial statements.  In February of 2013, the FASB issued a new accounting standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-references to related footnotes.  We are required to adopt the requirements for reclassification of items out of accumulated other comprehensive income as of the beginning of 2013. We do not expect this adoption to have a material impact on our financial statements.

In May 2011, the FASB issued a new accounting standard  which was an  amendment to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”).  The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The standard requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy.  This authoritative guidance is to be applied prospectively. The standard was effective and adopted by the Company during 2012.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, without any corresponding revenue.  If we re-commence our pharmaceutical development efforts, we will begin to incur substantial development costs and will not likely receive any revenue for the foreseeable future.

Until such time as we earn revenue from our pharmaceutical development business or from a new business venture, we intend to finance our activities through:

•	the remaining proceeds of our equity offerings; and
•	additional funds we will seek to raise through the sale of additional securities in the future.

Working capital was $4.0 million and $4.6 million at December 31, 2012 and December 31, 2011, and cash on hand was $4.5 million and $4.9 million, respectively.  Management believes that this cash on hand will be sufficient to sustain operations for the next twelve months, including payment of severances aggregating $475,000 which are to be paid in the first half of 2013.

In early December 2012, we sold the stock of our subsidiary Spherix Consulting, Inc. for nominal consideration.  This sale allows the Company to minimize its administrative and other costs pending completion of the Company’s review of its strategic alternatives.

In November 2012, the Company obtained net proceeds of approximately $2.3 million in a private placement of common stock and warrants.   The Company sold an aggregate of 483,657 shares of common stock at a price of $5.324 per share along with warrants to purchase an additional 483,657 shares of common stock at an exercise price of $6.53 per share.  The warrants are exercisable for a period of five years.  The Company has agreed to register the common stock sold in the offering and the common stock issuable upon exercise of the warrants.  Failure on the part of the Company to satisfy certain registration deadlines may subject the Company to payment of certain monetary penalties.  The investors have agreed to temporarily waive their right to cause the Company to register these shares.  The investors have the right to participate for 100% of any future debt or equity offerings of the Company during the two years following the Closing.

In February 2012, the Company obtained net proceeds of approximately $1.1 million in a registered direct offering of common stock and warrants.   Both the common stock issued in the offering and the underlying common stock for the warrants issued in the offering were previously registered under a Form S-3 shelf registration statement declared effective by the SEC in October 2009.

       We believe our current capital is inadequate to pursue business opportunities via acquisition, which we may desire to pursue in the future and as a result we anticipate we will need to raise additional funds from time to time, which could take the form of debt, equity, convertible securities or a combination of the above.  We may be required to raise capital at prices that are below our current market capitalization value.

       The Company cannot be assured that it will be able to attract an investor in our securities or raise the additional funds it will likely require in the future; that the Company will be able to obtain any required stockholder approval; or that the Company will be able to successfully complete additional offerings or sales of its securities.  If we reach a point where we are unable to raise needed additional funds to continue our business activities, we will be forced to cease our business activities in which case the Company could also be required to terminate its operations and dissolve.  However, we believe that the Company presently has sufficient cash balances to continue as a going concern for the next 12 months based upon its reduced requirements for salaries and other expenses following the disposition of the consulting segment and the reduced activity of its research and development program.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Spherix Incorporated

We have audited the accompanying consolidated balance sheets of Spherix Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spherix Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the 2011 consolidated financial statements have been restated to correct a misstatement related to the accounting for warrants.

/s/ Grant Thornton LLP

McLean, VA
March 20, 2013

Spherix Incorporated
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	2012	2011
		Restated
Revenue	$19,922	$-

Operating expense
Research and development expense	(727,091)	(1,645,939)
Selling, general and administrative expense	(2,764,836)	(2,548,007)
Total operating expense	(3,491,927)	(4,193,946)
Loss from operations	(3,472,005)	(4,193,946)

Other Income from Change in Fair Value of Warrants	1,202,489	3,716,812
Loss on issuance of warrants	(621,983)	(4,983)
Interest income	3,466	3,455
Other income	-	51,261
Gain on settlement of obligations	-	845,000
(Loss) income from continuing operations before taxes	(2,888,033)	417,599
Income tax expense	-	(14,485)
(Loss) income from continuing operations	(2,888,033)	403,114

Discontinued operations
Loss from discontinued operations	(968,991)	(383,529)
Income tax expense	-	-
Loss from discontinued operations	(968,991)	(383,529)

Net (loss) income	$(3,857,024)	$19,585

Net (loss) income per share, basic
Continuing operations	$(10.56)	$3.07
Discontinued operations	$(3.54)	$(2.92)
Net (loss) income per share	$(14.10)	$0.15
Net loss per share, diluted
Continuing operations	$(10.56)	$(2.37)
Discontinued operations	$(3.54)	$(2.77)
Net loss per share	$(14.10)	$(5.14)

Weighted average shares outstanding, basic	273,567	131,285
Weighted average shares outstanding, diluted	273,567	138,346

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated
Consolidated Balance Sheets
As of December 31, 2012 and 2011

ASSETS	2012	2011
Current assets		Restated
Cash and cash equivalents	$4,498,237	$4,911,350
Trade accounts receivable, net of allowance of $0 and $8,174	-	-
Other receivables	3,425	293
Prepaid research expenses	-	209,780
Prepaid expenses and other assets	100,474	116,565
Assets of segment held for sale	104,265	289,927
Total current assets	4,706,401	5,527,915

Property and equipment, net of accumulated depreciation	24,009	85,374
of $308,386 and $244,711
Patents, net of accumulated amortization of $0 and $2,146	-	-
Deposit	25,625	35,625
Assets of segment held for sale, non-current	-	6,108
Total assets	$4,756,035	$5,655,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$425,774	$269,996
Accrued salaries and benefits	280,263	242,550
Liabilities of segment held for sale	25,040	380,136
Total current liabilities	731,077	892,682

Deferred rent	45,081	47,675
Warrant liability	3,125,393	916,621
Total liabilities	3,901,551	1,856,978

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
5,250 series B issued and 1 outstanding at December 31, 2012,
and December 31, 2011	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized;
814,114 and 155,150 issued, 813,713 and 154,749
outstanding at December 31, 2012 and 2011, respectively	82	16
Paid-in capital in excess of par value	36,630,406	35,717,008
Treasury stock, 401 shares	(464,786)	(464,786)
Accumulated deficit	(35,311,218)	(31,454,194)
Total stockholders' equity	854,484	3,798,044
Total liabilities and stockholders' equity	$4,756,035	$5,655,022

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 2012 and 2011

	Preferred Stock		Common Stock		Paid-in	Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par	Shares	Amount	Accumulated Deficit	Stockholders' Equity

Balance, January 1, 2011 (Restated)	1	$-	107,181	$11	34,536,947	401	(464,786)	31,473,779	$2,598,393

Sale of common stock, net of
offering costs of $103,196 (Restated)	-	-	47,969	5	1,144,527	-	-	-	1,144,532
Stock-based compensation (Restated)	-	-	-	-	35,534	-	-	-	35,534
Net income (Restated)	-	-	-	-	-	-	-	19,585	19,585

Balance, December 31, 2011 (Restated)	1	-	155,150	16	35,717,008	401	(464,786)	(31,454,194)	3,798,044

Sale of common stock, net of
offering costs of $77,012	-	-	536,898	54	858,647	-	-	-	858,701
Stock-based compensation	-	-	122,250	12	56,436	-	-	-	56,448
Fractional shares payment	-	-	(184)	-	(1,685)	-	-	-	(1,685)
Net loss	-	-	-	-	-	-	-	(3,857,024)	(3,857,024)

Balance, December 31, 2012	1	$-	814,114	$82	36,630,406	401	(464,786)	(35,311,218)	$854,484

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities		Restated
Net (loss) income	(3,857,024)	$19,585
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Other Income from Change in Fair Value of Warrants	(1,202,489)	(3,716,812)
Issuance costs of warrants accounted for at fair value	245,513	230,604
Loss on issuance of warrants	621,983	4,983
Gain on settlement of obligation	-	(845,000)
Depreciation and amortization	63,675	66,308
Stock-based compensation	56,448	35,534
Provision for doubtful accounts	(8,174)	8,174
Changes in assets and liabilities:
Receivables	5,042	262,333
Prepaid expenses and other assets	235,871	289,830
Accounts payable and accrued expenses	193,491	(366,885)
Deferred rent	(2,594)	(33,270)
Deferred compensation	-	(305,000)
Net cash used in activities of continuing operations	(3,648,258)	(4,349,616)
Net cash used in activities of discontinued operations	(167,429)	(10,044)
Net cash used in operating activities	(3,815,687)	(4,359,660)

Cash flows from investing activities
Purchase of fixed assets	(2,309)	(2,374)
Net cash used in activities of continuing operations	(2,309)	(2,374)
Net cash provided by (used in) activities of discontinued operations	4,102	(2,478)
Net cash provided by (used in) investing activities	1,793	(4,852)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	3,724,991	4,034,352
Issuance cost of common stock and warrants	(322,525)	(333,800)
Reverse stock split fractional share payment	(1,685)	-
Net cash provided by activities of continuing operations	3,400,781	3,700,552
Net cash provided by financing activities	3,400,781	3,700,552

Net decrease in cash and cash equivalents	(413,113)	(663,960)
Cash and cash equivalents, beginning of year	4,911,350	5,575,310

Cash and cash equivalents, end of year	$4,498,237	$4,911,350

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$160,829

The accompanying notes to financial statements are an integral part of these financial statements.

Spherix Incorporated
Notes to Consolidated Financial Statements

1.        Summary of Significant Accounting Policies

           Nature of Business and Basis of Presentation

           The Company previously operated via two principal segments, Biospherics, our biotechnology research and development business, and Health Sciences, a technical and regulatory consulting business.  The Health Sciences business provided technical and regulatory consulting services to biotechnology and pharmaceutical companies, as well as providing technical support for the Company’s own R&D activities.  The Company generally provided its consulting services on either a fixed price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience.

During the years covered by this report, the Company had two wholly-owned subsidiaries, Biospherics Incorporated and Spherix Consulting, Inc., for its two operating segments.  The Company’s Health Sciences contracts are in the name of Spherix Consulting, Inc. and the Company’s patents are in the name of Biospherics Incorporated.  Spherix Incorporated provides management, strategic guidance, business development, marketing and other services to its subsidiaries.  The operations of Spherix Consulting, Inc. have been retroactively adjusted as discontinued operations as a result of the December 3, 2012 sale of the subsidiary.  Certain assets of Spherix Consulting, Inc. were retained by the Company but are presented as assets held for sale in the consolidated balance sheet at December 31, 2012 as they relate to the discounted operations.

On May 6, 2011, the Company effected a one-for-ten reverse split of its common stock.  The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company's stockholders at the annual meeting of stockholders held on November 17, 2009.  The reverse stock split reduced the number of outstanding shares of Common Stock from 25,624,872 shares to 2,562,488 shares at that time.

On September 21, 2012, the Company effected a one-for-twenty reverse split of its common stock.  The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company's stockholders at the annual meeting of stockholders held on August 14, 2012.  The reverse stock split reduced the number of outstanding shares of Common Stock from 4,159,777 shares to 207,806 shares.  All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and warrants, have been retroactively adjusted in the Financial Statements and in the Notes to the Financial Statements for all periods presented to reflect the reverse stock split.

           The consolidated financial statements include the accounts of Spherix Incorporated and Biospherics Incorporated.  All intercompany balances and transactions have been eliminated in consolidation.

           Use of Estimates and Assumptions

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  Significant estimates include the fair value of warrants, the valuation allowance on deferred tax assets, stock compensation expense, amortization and depreciation.  Accordingly, actual results could differ from those estimates and assumptions.

           Cash and Cash Equivalents

           The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.  The Company maintains cash balances at several banks.  Interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2012, the Company’s interest bearing deposits in excess of the FDIC limits was $4.5 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, including patents and property and equipment, may not be fully recoverable, the Company evaluates the probability that the future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  If any impairment is indicated as a result of this review, the Company would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value, determined based on the discounted future cash flows.  In 2012 and 2011, no such impairment was noted.

Treasury Stock

The Company accounts for the treasury stock using the cost method, which treats it as a reduction in stockholders’ equity.

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

See Note 2 related to the restatement for the accounting for stock purchase warrants.

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

The Company’s Series B Convertible Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2012.  Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

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

Other Income from Change in Fair Value of Warrants

The fair value of warrants is measured each quarter and the change in fair value between periods is recognized as other income or expense in the respective periods.

Loss on Issuance of Warrants

The loss on issuance of warrants reflects the difference in the fair market value of the warrants as determined using the Black-Scholes option valuation method and the proceeds received.  The proceeds received from Warrants issued with other instruments (such as common stock or preferred stock) are determined based upon the fair value of liability classified warrants with the residual allocated to the other instruments.

Other Income

Other income consists of two grants from the U.S. Government awarded in October 2010 in support of the Company’s diabetes and triglyceride research.  As a result, in 2011 the Company recognized $51,000 in other income and a related tax expense of $14,000.  No grant awards were recognized in 2012.

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

The Company’s policy is to recognize interest and penalties on tax liabilities as interest expense.  At December 31, 2012 and 2011, the Company had no unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

Discontinued operations

  The operations of Spherix Consulting, Inc. have been retroactively adjusted as discontinued operations as a result of the December 3, 2012 sale.  The Spherix Consulting segment generated nearly all of the Company’s revenue and provided technical support for the Company’s Biospherics segment.

	2012	2011
Revenue	$728,312	$820,925

Direct cost and operating expense	(417,428)	(388,065)
Selling, general and administrative expense	(1,279,875)	(816,389)
Loss from discontinued operations before taxes	$(968,991)	$(383,529)

           Fair Value Information

           We group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from available pricing sources for market transactions involving identical assets or liabilities.

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The estimated fair value of the Company’s warrants was determined by the use of unobservable Level 3 inputs.  The warrants are measured at estimated fair value using the Black-Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

At December 31, 2012 and 2011, the Company had approximately $3.1 million and $0.9 million of warrant liabilities, respectively (see note 9 – Warrant Liability).  The Company’s other financial instruments, which consist only of cash and cash equivalents approximate their carrying value given their short maturities.

    The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended December 31, 2012:

Fair Value Measurements of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011 (Restated)	$3,125,000

Change in fair value of Warrant Liability	(2,208,000)

Balance at December 31, 2012	$917,000

   Accounting for Stock-Based Compensation

           The Company applies the fair value method, which requires that the fair value measurement of all employee share-based payments to employees, including grants of employee stock options, be expensed over their requisite service period based on their value at the grant date using their fair value, determined using a prescribed option-pricing model.  The Company uses a Black-Scholes option valuation method to value stock options.  For the years ended December 31, 2012 and 2011, the Company recognized $56,000 and $36,000, respectively, in stock based compensation expense relating to the issuance of 2,250 stock options awarded in November 2011, the issuance of 1,333 stock options awarded in April 2010 and the issuance of 2,950 stock options awarded in February 2006 (see Note 10, “Stockholders’ Equity”).

           Net (Loss) Income Per Share

           Basic net (loss) income per common share has been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the year.  Diluted net income per common share has been computed by dividing net income by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for common stock equivalents.  At December 31, 2012, the exercise price of 1,151 of the Company’s 7,163 outstanding options and 483,657 of the Company’s 550,664 warrants was below the average market price of the Company’s common stock for the period, however these were excluded from the dilutive calculation as their inclusion would have been anti-dilutive.  At December 31, 2011, the exercise price of 293shares of the Company’s 2,425 outstanding options and 27,427 shares of the Company’s 55,391 warrants was below the average market price of the Company’s common stock for the period.

Diluted earnings per share Calculation	December 31, 2012	December 31, 2011
		(Restated)
Net (loss) income	$(3,857,024)	$19,585
Less other income from change in fair value of warrants assumed exercised	--	(730,862)
Adjusted net loss	$(3,857,024)	$(711,277)

Diluted shares outstanding
Weighted average shares outstanding,	273,567	131,285
Shares assumed exercised	--	7,061
Diluted shares outstanding	273,567	138,346

Net loss per share, diluted	$(14.10)	$(5.14)

New Accounting Pronouncements

    In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard was effective for fiscal years beginning after December 15, 2011 with retrospective application.  The adoption of the new standard had no impact on the Company’s financial statements as the Company has no items which would be included in comprehensive income other than net income (loss).  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income, while still requiring entities to adopt the other requirements.  We adopted the new standard on January 1, 2012.  The adoption of this standard had no impact on our consolidated financial statements.  In February of 2013, the FASB issued a new accounting standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-references to related footnotes.  We are required to adopt this standard as of the beginning of 2013. We do not expect this adoption to have a material impact on our financial statements.

In May 2011, the FASB issued a new accounting standard  which was an  amendment to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”).  The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The standard requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy.  This authoritative guidance is to be applied prospectively. The standard was effective and adopted by the Company during 2012.

2.           Restatement of Consolidated Financial Statements

Background

    On February 27, 2013, Company management, in consultation with its Audit Committee, revised its prior position on accounting for warrants and concluded that its previously issued consolidated financial statements for all periods since mid-November 2009 (collectively, the “Affected Periods”) should not be relied on because of a misapplication in the guidance on accounting for Warrants (as defined below).  The restated consolidated balance sheets only reflect previously reported and restated amounts for "Total Liabilities" as "Current Liabilities" were not impacted.  However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, total assets, revenue, or net cash flows from operating, investing and financing activities.

    The warrants at issue (collectively, the “Warrants”) include:

(i)	warrants to purchase an aggregate of 5,522 and 414 shares of the Company’s common stock, issued in November 2009 at an exercise price of $650.00 and $575.00 per share, respectively;

(ii)	warrants to purchase an aggregate of 10,500 and 630 shares of the Company’s common stock, issued in October 2010 at an exercise price of $300.00 and $312.50 per share, respectively;

(iii)	warrants to purchase an aggregate of 10,673 and 640 shares of the Company’s common stock, issued in January 2011 at an exercise price of $160.00 and $162.50 per share, respectively;

(iv)	warrants to purchase an aggregate of 26,628 and 799 shares of the Company’s common stock, issued in October 2011 at an exercise price of $44.80 and $59.13 per share, respectively;

(v)	warrants to purchase an aggregate of 10,648 and 1,597 shares of the Company’s common stock, issued in February 2012 at an exercise price of $28.00 and $27.00 per share, respectively; and

(vi)	warrants to purchase an aggregate of 483,657 shares of the Company’s common stock, issued in November 2012 at an exercise price of $6.53 per share;

The above warrant shares and exercise prices have been retroactively adjusted to reflect the  2011 and 2012 reverse stock splits.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”).  The Warrant agreements contain a provision for net cash settlement at the option of the holder in the event that there is a fundamental transaction (as contractually defined in the Warrant agreements).  The Company had previously conducted in-depth analysis in prior years of its other warrants and concluded that all fundamental transactions were within the control of the Company and thus equity treatment for the warrants was appropriate.  However, new insight on derivatives, obtained by the Company during the process of analyzing the accounting guidance for the November 2012 warrants prompted the Company to re-assess its prior position.

Under the guidance of ASC 815, warrant instruments that could potentially require net cash settlement in the absence of express language precluding such settlement, should be initially classified as derivative liabilities as their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash.  In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.  The Audit Committee, together with management, determined that the consolidated financial statements in the Affected Periods should be restated to reflect the Warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period.

The Company has restated  its audited consolidated financial statements for the year ending December 31, 2011 and the related disclosures.  The Company has not amended its previously filed Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009 or its Quarterly Reports on Form 10-Q for the periods March 31, 2010, June 30, 2010, and September 30, 2010 to correct these misstatements.

    The impact of the restatement on the unaudited condensed consolidated statements of operations for the three-month periods ended March 31, June 30, and September 30, 2012 and 2011, and the condensed consolidated balance sheets as of March 31, June 30 and September 30, 2012 and 2011are presented below, as wells as the impact on the consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009, and the consolidated balance sheets then ended.  The restatement had no impact on net cash flows from operating, investing or financing activities as the adjustments resulting from the non-cash change in the fair value of the warrant liability for each period and the statements of operations only impacted net income (loss) from continuing operations.  In addition to the restatement noted above, the consolidated statements of operations and the consolidated balance sheets have also been retroactively adjusted to give effect to the Company’s September 2012 reverse stock splits, and for the discontinued operations as discussed in note 1 “Summary of Significant Accounting Policies – Nature of Business and Basis of Presentation.”

Impact of the Restatement
	Three Months Ended March 31, 2012
	As Previously		As
Statement of Operations Data (Unaudited):	Reported*	Adjustment	Restated
Selling, general and administrative expense	$(674,856)	$(17,636)	$(692,492)
Loss from operations	$(1,046,259)	$(17,636)	$(1,063,895)
Other Income from Change in Fair Value of Warrants	$-	$339,308	$339,308
Loss from continuing operations	$(1,045,237)	$321,672	$(723,565)
Net loss	$(1,155,955)	$321,672	$(834,283)
Net loss per share, basic and diluted	$(6.21)	$1.73	$(4.48)

	Three Months Ended June 30, 2012
	As Previously		As
Statement of Operations Data (Unaudited):	Reported*	Adjustment	Restated

Selling, general and administrative expense	$(530,691)	$-	$(530,691)
Loss from operations	$(668,940)	$-	$(668,940)
Other Income from Change in Fair Value of Warrants	$-	$342,884	$342,884
Loss from continuing operations	$(668,018)	$342,884	$(325,134)
Net loss	$(747,575)	$342,884	$(404,691)
Net loss per share, basic and diluted	$(3.59)	$1.64	$(1.95)

	Three Months Ended September 30, 2012
	As Previously		As
Statement of Operations Data (Unaudited):	Reported*	Adjustment	Restated

Selling, general and administrative expense	$(542,538)	$-	$(542,538)
Loss from operations	$(633,645)	$-	$(633,645)
Other Income from Change in Fair Value of Warrants	$-	$58,413	$58,413
Loss from continuing operations	$(632,815)	$58,413	$(574,402)
Net loss	$(765,963)	$58,413	$(707,550)
Net loss per share, basic and diluted	$(3.69)	$0.29	$(3.40)

* As retroactively adjusted for the 2012 reverse stock split and the 2012 discontinued operations

Impact of the Restatement
	Three Months Ended March 31, 2011
	As Previously		As
Statement of Operations Data (Unaudited):	Reported*	Adjustment	Restated
Selling, general and administrative expense	$(737,680)	$(126,304)	$(863,984)
Loss from operations	$(1,093,183)	$(126,304)	$(1,219,487)
Other Income from Change in Fair Value of Warrants	$-	$1,542,051	$1,542,051
(Loss) income from continuing operations	$(216,819)	$1,415,747	$1,198,928
Net (loss) income	$(235,336)	$1,415,747	$1,180,411
Net (loss) income per share, basic and diluted	$(1.92)	$11.56	$9.64

	Three Months Ended June 30, 2011
	As Previously		As
Statement of Operations Data (Unaudited):	Reported*	Adjustment	Restated

Selling, general and administrative expense	$(525,572)	$-	$(525,572)
Loss from operations	$(930,071)	$-	$(930,071)
Other Income from Change in Fair Value of Warrants	$-	$898,446	$898,446
Loss from continuing operations	$(920,828)	$898,446	$(22,382)
Net loss	$(1,013,739)	$898,446	$(115,293)
Net loss per share, basic and diluted	$(7.91)	$7.01	$(0.90)

	Three Months Ended September 30, 2011
	As Previously		As
Statement of Operations Data (Unaudited):	Reported*	Adjustment	Restated

Selling, general and administrative expense	$(417,260)	$-	$(417,260)
Loss from operations	$(788,587)	$-	$(788,587)
Other Income from Change in Fair Value of Warrants	$-	$134,827	$134,827
Loss from continuing operations	$(787,992)	$134,827	$(653,165)
Net loss	$(913,318)	$134,827	$(778,491)
Net loss per share, basic and diluted	$(7.13)	$1.05	$(6.08)

* As retroactively adjusted for the 2012 reverse stock split and the 2012 discontinued operations

Impact of the Restatement

	Year Ended December 31, 2011
	As Previously		As
Statement of Operations Data:	Reported*	Adjustment	Restated
Selling, general and administrative expense	$(2,317,403)	$(230,604)	$(2,548,007)
Loss from operations	$(3,963,342)	$(230,604)	$(4,193,946)
Other Income from Change in Fair Value of Warrants	$-	$3,716,812	$3,716,812
Loss on issuance of warrants	$-	$(4,983)	$(4,983)
Income (loss) from continuing operations	$(3,078,111)	$3,481,225	$403,114
Net (loss) income	$(3,461,640)	$3,481,225	$19,585
Net (loss) income per share, basic	$(26.37)	$26.52	$0.15
Net (loss) income per share, diluted	$(26.37)	$21.23	$(5.14)

	Year Ended December 31, 2010
	As Previously		As
Statement of Operations Data:	Reported*	Adjustment	Restated
Selling, general and administrative expense	$(3,175,350)	$(165,365)	$(3,340,715)
Loss from operations	$(8,006,738)	$(165,365)	$(8,172,103)
Other Income from Change in Fair Value of Warrants	$-	$1,556,161	$1,556,161
Loss from continuing operations	$(7,731,521)	$1,390,796	$(6,340,725)
Net loss	$(7,736,242)	$1,390,796	$(6,345,446)
Net loss per share, basic and diluted	$(85.67)	$15.40	$(70.27)

	Year Ended December 31, 2009
	As Previously		As
Statement of Operations Data:	Reported	Adjustment	Restated
Selling, general and administrative expense	$(3,055,473)	$(136,752)	$(3,192,225)
Loss from operations	$(9,877,082)	$(136,752)	$(10,013,834)
Other Income from Change in Fair Value of Warrants	$-	$957,422	$957,422
Loss from continuing operations	$(9,839,436)	$820,670	$(9,018,766)
Net loss	$(9,148,631)	$820,670	$(8,327,961)
Net loss per share, basic and diluted	$(124.36)	$11.16	$(113.20)

* As retroactively adjusted for the 2012 reverse stock split and the 2012 discontinued operations

Impact of the Restatement

	As of March 31, 2012
	As Previously		As
Balance Sheet Data (Unaudited):	Reported*	Adjustment	Restated
Total liabilities	$639,097	$791,601	$1,430,698
Paid-in capital in excess of par value	$43,394,988	$(6,805,964)	$36,589,024
Accumulated deficit	$38,302,840	$(6,014,363)	$32,288,477
Total stockholders' equity	$4,627,383	$(791,601)	$3,835,782

	As of June 30, 2012
	As Previously		As
Balance Sheet Data (Unaudited):	Reported*	Adjustment	Restated
Total liabilities	$679,960	$448,717	$1,128,677
Paid-in capital in excess of par value	$43,401,195	$(6,805,964)	$36,595,231
Accumulated deficit	$39,050,415	$(6,357,247)	$32,693,168
Total stockholders' equity	$3,886,015	$(448,717)	$3,437,298

	As of September 30, 2012
	As Previously		As
Balance Sheet Data (Unaudited):	Reported*	Adjustment	Restated
Total liabilities	$793,960	$389,913	$1,183,873
Paid-in capital in excess of par value	$43,420,333	$(6,805,964)	$36,614,369
Accumulated deficit	$39,816,415	$(6,415,697)	$33,400,718
Total stockholders' equity	$3,139,190	$(390,304)	$2,748,886

* As retroactively adjusted for the 2012 reverse stock split

Impact of the Restatement

	As of March 31, 2011
	As Previously		As
Balance Sheet Data (Unaudited):	Reported*	Adjustment	Restated
Total liabilities	$818,816	$1,826,897	$2,645,713
Paid-in capital in excess of par value	$41,135,829	$(5,454,110)	$35,681,719
Accumulated deficit	$33,920,581	$(3,627,213)	$30,293,368
Total stockholders' equity	$6,750,475	$(1,826,897)	$4,923,578

	As of June 30, 2011
	As Previously		As
Balance Sheet Data (Unaudited):	Reported*	Adjustment	Restated
Total liabilities	$741,041	$928,451	$1,669,492
Paid-in capital in excess of par value	$41,135,586	$(5,454,110)	$35,681,476
Accumulated deficit	$34,934,320	$(4,525,659)	$30,408,661
Total stockholders' equity	$5,736,493	$(928,451)	$4,808,042

	As of September 30, 2011
	As Previously		As
Balance Sheet Data (Unaudited):	Reported*	Adjustment	Restated
Total liabilities	$807,153	$793,624	$1,600,777
Paid-in capital in excess of par value	$41,135,586	$(5,454,110)	$35,681,476
Accumulated deficit	$35,847,638	$(4,660,486)	$31,187,152
Total stockholders' equity	$4,823,175	$(793,624)	$4,029,551

	As of December 31, 2011
	As Previously		As
Balance Sheet Data:	Reported*	Adjustment	Restated
Total liabilities	$940,357	$916,621	$1,856,978
Paid-in capital in excess of par value	$42,326,320	$(6,609,312)	$35,717,008
Accumulated deficit	$37,146,885	$(5,692,691)	$31,454,194
Total stockholders' equity	$4,714,665	$(916,621)	$3,798,044

* As retroactively adjusted for the 2012 reverse stock split

Impact of the Restatement

	As of December 31, 2010
	As Previously		As
Balance Sheet Data (Unaudited):	Reported*	Adjustment	Restated
Total liabilities	$2,576,853	$1,841,826	$4,418,679
Paid-in capital in excess of par value	$38,590,239	$(4,053,292)	$34,536,947
Accumulated deficit	$33,685,245	$(2,211,466)	$31,473,779
Total stockholders' equity	$4,440,219	$(1,841,826)	$2,598,393

	As of December 31, 2009
	As Previously		As
Balance Sheet Data (Unaudited):	Reported*	Adjustment	Restated
Total liabilities	$2,883,432	$1,128,278	$4,969,132
Paid-in capital in excess of par value	$33,685,656	$(1,948,948)	$31,736,708
Accumulated deficit	$25,949,003	$(820,670)	$25,128,333
Total stockholders' equity	$7,271,876	$(1,128,278)	$6,143,598

* As retroactively adjusted for the 2012 and 2011 reverse stock splits

3.           Liquidity

We continue to incur ongoing administrative and other expenses, including public company expenses, without any corresponding revenue.  If we re-commence our pharmaceutical development efforts, we will begin to incur substantial development costs and will not likely receive any revenue for the foreseeable future.

Until such time as we earn revenue from our pharmaceutical development business or from a new business venture, we intend to finance our activities through:

•	the remaining proceeds of our equity offerings; and
•	additional funds we will seek to raise through the sale of additional securities in the future.

Working capital was $4.0 million and $4.6 million at December 31, 2012 and December 31, 2011, and cash on hand was $4.5 million and $4.9 million, respectively.  Management believes that this cash on hand will be sufficient to sustain operations for the next twelve months.

In early December 2012, we sold the stock of our subsidiary Spherix Consulting, Inc. for nominal consideration.  This sale allows the Company to minimize its administrative and other costs pending completion of the Company’s review of its strategic alternatives.

In November 2012, the Company obtained net proceeds of approximately $2.3 million in a private placement of common stock and warrants.   The Company sold an aggregate of 483,657 shares of common stock at a price of $5.324 per share along with warrants to purchase an additional 483,657 shares of common stock at an exercise price of $6.53 per share.  The warrants are exercisable for a period of five years.  The Company has agreed to register the common stock sold in the offering and the common stock issuable upon exercise of the warrants.  Failure on the part of the Company to satisfy certain registration deadlines may subject the Company to payment of certain monetary penalties.  The investors have agreed to temporarily waive their right to cause the Company to register these shares.  The investors have the right to participate for 100% of any future debt or equity offerings of the Company during the two years following the Closing.

In early 2013, nearly all of the warrants issued in November 2012 were exchanged for shares of Series C Convertible Preferred Stock.

In February 2012, the Company obtained net proceeds of approximately $1.1 million in a registered direct offering of common stock and warrants.   Both the common stock issued in the offering and the underlying common stock for the warrants issued in the offering were previously registered under a Form S-3 shelf registration statement declared effective by the SEC in October 2009.

We believe our current capital is inadequate to pursue business opportunities, which we may desire to pursue in the future and as a result we anticipate we will need to raise additional funds from time to time, which could take the form of debt, equity, convertible securities or a combination of the above.  We may be required to raise capital at prices that are below our current market capitalization value.

The Company cannot be assured that it will be able to attract an investor in our securities or raise the additional funds it will likely require in the future; that the Company will be able to obtain any required stockholder approval; or that the Company will be able to successfully complete additional offerings or sales of its securities.  If we reach a point where we are unable to raise needed additional funds to continue our business activities, we will be forced to cease our business activities in which case the Company could also be required to terminate its operations and dissolve.  However, we believe that the Company presently has sufficient cash balances to continue as a going concern for the next 12 months based upon its reduced requirements for salaries and other expenses following the disposition of the consulting segment and the reduced activity of its research and development program.

4.           Accounts Receivable

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

At December 31, 2012 and 2011, the allowance for doubtful accounts was $0 and $8,000, respectively.

Balance, January 1, 2011	$-
Provision for doubtful accounts	8,000
Balance December 31, 2011	8,000
Bad debt recovery	(8,000)
Balance December 31, 2012	$-

5.           Property and Equipment

              The components of property and equipment as of December 31, at cost are:

	2012	2011
Computers	$9,000	$7,000
Office furniture and equipment	94,000	94,000
Leasehold improvements	229,000	229,000
Total cost	332,000	330,000
Accumulated depreciation and amortization	(308,000)	(245,000)
Property and equipment, net	$24,000	$85,000

              The Company’s depreciation expense for the years ended December 31, 2012 and 2011 was $64,000 and $66,000, respectively.

6.           Patents and Intangible Assets

              The Company’s amortization expense for the years ended December 31, 2012 and 2011 was $0 and $2,000 on patents with an original value of $53,000, of which $2,000 and $51,000 expired in 2012 and 2011, respectively.

7.           Accounts Payable and Accrued Expenses

              Accounts payable and accrued expenses consisted of the following at December 31:

	2012	2011

Accounts payable	$210,000	$106,000
Accrued expenses	218,000	164,000
	$428,000	$270,000

8.           Accrued Salaries and Benefits

      Accrued salaries and benefits consisted of the following at December 31:

	2012	2011

Accrued Payroll	$21,000	$29,000
Accrued annual bonuses	173,000	176,000
Accrued severance	40,000	-
Accrued vacation	42,000	38,000
Other	4,000	-
	$280,000	$243,000

9.           Warrant Liability

At December 31, 2012 and 2011, the Company had approximately $3.1 million and $0.9 million of warrant liabilities, respectively, and recognized $1.2 million and $3.7 million in other income from changes in fair value of warrants, respectively.

	Warrant	Exercise	Estimated fair value		Change in estimated fair value
Date	Shares	Price	2012	2011	2012	2011
11/16/2009	5,522	$650.00	$-	$41,000	$(40,000)	$(524,000)
11/16/2009	414	$575.00	-	-	-	(1,000)
10/7/2010	10,500	$300.00	3,000	157,000	(154,000)	(1,069,000)
10/7/2010	630	$312.50	-	-	-	(50,000)
1/19/2011	10,673	$160.00	7,000	184,000	(177,000)	(1,277,000)
1/19/2011	640	$162.50	-	1,000	(1,000)	(65,000)
10/25/2011	26,628	$44.80	106,000	528,000	(422,000)	(709,000)
10/25/2011	799	$59.13	-	6,000	(6,000)	(22,000)
2/2/2012	10,648	$28.00	49,000	-	(144,000)	-
2/2/2012	1,597	$27.00	-	-	(21,000)	-
11/8/2012	483,657	$6.53	2,960,000	-	(237,000)	-
			3,125,000	$917,000	$(1,202,000)	$(3,717,000)

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of warrants at December 31, 2011 and 2012 (as retroactively adjusted for the 2012 and 2011 reverse stock splits).

As of December 31, 2011
Grant Date	11/16/09	10/07/10	01/19/11	10/25/11
Shares	5,522	10,500	10,673	26,628
Stock price	$23.40	$23.40	$23.40	$23.40
Exercise price	$650.00	$300.00	$160.00	$44.80
Expected terms (yrs)	2.9	3.8	4.1	4.8
Risk-free interest rate	0.36%	0.60%	0.60%	0.83%
Estimated volatility	144.55%	156.71%	156.71%	143.85%

As of December 31, 2012
Grant Date	11/16/09	10/07/10	01/19/11	10/25/11	02/02/12	11/08/12
Shares	5,522	10,500	10,673	26,628	10,648	483,657
Stock price	$6.83	$6.83	$6.83	$6.83	$6.83	$6.83
Exercise price	$650.00	$300.00	$160.00	$44.80	$28.00	$6.53
Expected terms (yrs)	1.9	2.8	3.1	3.8	4.1	4.9
Risk-free interest rate	0.25%	0.36%	0.36%	0.54%	0.54%	0.72%
Estimated volatility	110.99%	101.94%	101.94%	133.28%	133.28%	146.03%

As of the date of issuance for warrants issued in 2011 and 2012
Grant Date	01/19/11	10/25/11	02/02/12	11/08/12
Shares	10,673	26,628	10,648	483,657
Stock price	$155.00	$51.40	$20.60	$7.31
Exercise price	$160.00	$44.80	$28.00	$6.53
Expected terms (yrs)	5	5	5	5
Risk-free interest rate	1.95%	1.01%	0.71%	0.65%
Estimated volatility	138.7%	144.6%	144.7%	146.0%

10.           Stockholders’ Equity

Equity Offerings

On November 7, 2012, the Company obtained net proceeds of approximately $2.3 million in a private placement of common stock and warrants.  The Company sold an aggregate of 483,657 shares of common stock at a price of $5.324 per share along with warrants to purchase an additional 483,657 shares of common stock at an exercise price of $6.53 per share.  Subject to certain ownership limitations, the warrants are exercisable for a period of five years.  The common stock and warrants were issued in a private placement of securities exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.  The warrants are classified as a liability and the common stock is classified as permanent equity.  The investors shall have the right to participate for 100% of any future debt or equity offerings of the Company during the two years following the Closing.  Certain of these warrants were exchanged for shares of Series C Convertible Preferred Stock in early 2013.

On February 2, 2012, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 53,241 shares of its common stock and warrants to purchase up to an additional 10,648 shares of its common stock to such investors for gross proceeds of approximately $1.15 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.2 of a share of common stock.  The purchase price per unit was $21.60.  Subject to certain ownership limitations, the warrants are exercisable at any time commencing six (6) months after the initial issue date and on or prior to August 7, 2017, but not thereafter, at an exercise price of $28.00 per share.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.  The common stock issued in the February 2012 offering and the common stock that may be issued pursuant to the exercise of the warrants have been registered pursuant to a Form S-3 registration statement (File No. 333-161531), which became effective on October 1, 2009.  The warrants are classified as a liability and the common stock is classified as permanent equity.

In connection with the closing of our February 2012 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants to purchase up to 1,597 shares of our common stock at an exercise price of $27.00 per share.  The estimated fair value of the warrants at the date of grant was $19,000.  The warrants are exercisable at the option of the holder at any time beginning six (6) months after the closing through and including February 6, 2014.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.  These warrants are classified as a liability.

In October 2011, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 26,628 shares of its common stock and warrants to purchase up to an additional 26,628 shares of its common stock to such investors for gross proceeds of approximately $1.25 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock.  The purchase price per unit was $47.40.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $44.80 per share.  The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.  The common stock issued in the October 2011 offering and the common stock that may be issued pursuant to the exercise of the warrants were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-3 (File No. 333-177748), which became effective on November 21, 2011.  The warrants are classified as a liability and the common stock is classified as permanent equity.

In connection with the closing of the October 2011 offering, the Company issued to Rodman & Renshaw, LLC warrants with a term of two years to purchase 799 shares of our common stock (at an exercise price of $59.00 per share).  The estimated fair value of the warrants at the date of grant was $25,000.  These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.  These warrants are classified as a liability.

On January 19, 2011, the Company entered into a securities purchase agreement with certain investors to sell an aggregate of 21,345 shares of its common stock and warrants to purchase up to an additional 10,673 shares of its common stock to such investors for gross proceeds of approximately $2.77 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock.  The purchase price per unit was $130.00.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $160.00 per share.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $2.6 million.  The common stock issued in the January 2011 offering and the common stock that may be issued pursuant to the exercise of the warrants have been registered pursuant to a Form S-3 registration statement (File No. 333-161531), which became effective on October 1, 2009.  The warrants are classified as a liability and the common stock is classified as permanent equity.

In connection with the closing of our January 2011 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants with a term of two years to purchase up to 640 shares of our common stock at an exercise price of $163 per share.  The estimated fair value of the warrants at the date of grant was $42,000. These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.  These warrants are classified as a liability.

               Restricted Stock

On December 28, 2012, the Company issued 120,000 shares of restricted stock under the Company’s 2012 Equity Compensation Plan.  The total fair value of the issuances of the stock was approximately $816,000, which will be recognized as performance targets are obtained.  On December 31, 2012, the Company issued 2,250 shares of restricted stock under the Company’s 2012 Equity Compensation Plan.  The total fair value of the issuances of the stock was approximately $15,000, which will be recognized as expense over an eighteen month vesting period.  No expense was recognized in 2012.  The fair value of the stock awards was based on the closing market price of the Company's common stock on the date of the grant.

               Stock Option Plan

In late 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) which permits issuance of incentive stock options, non-qualified stock options and restricted stock.  The Plan replaced a prior incentive stock plan.  During 2012 and 2011, the Company granted 5,487 and 2,250 options to the Company’s Board of Directors and officers under the previous plan.  Options issued to employees typically vest over a four-year period and options issued to non-employee directors vested immediately upon being granted.  At December 31, 2012, there were 6,789 options under the previous plan that were fully vested.  The total unrecognized stock compensation expense at December 31, 2012 is approximately $12,000, which will be recognized over 2.9 years.

The Company used the following assumptions in the Black-Scholes calculation used to measure the fair value of stock-based compensation in accordance with ASC 718 for stock options granted in 2012 and 2011.

	11-16-2012	8-14-2012	5-15-2012	11-15-2011
Risk-free interest rate	0.62%	0.75%	0.74%	0.93%
Dividend yield	0%	0%	0%	0%
Expected life (years)	5	5	5	5
Volatility	91.3%	111.8%	122.7%	130.0%

    Activity for the two years ended December 31, 2012, for all option grants is shown below:

	2012				2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,426	$53.60			316	$322.00
Granted	5,487	$10.93			2,250	$40.00
Exercised	-	$-			-	$-
Expired or forfeited	(750)	$40.00			(140)	$440.00
Outstanding at end of year	7,163	$22.34	4.4	$-	2,426	$53.60
Exercisable at end of year	6,788	$21.36	4.5	$-	1,176
Weighted-average fair value of
options granted during the year	$8.44				$34.20

Price range of options
Outstanding	$9.80-$228.00				$40.00-$228.00
Exercised	$-				$-
Expired or forfeited	$40.00				$440.00

           The following table summarizes information with respect to stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$9.80-$15.20	5,488	$10.93	4.7	5,488	$10.93
$40.00	1,500	$40.00	3.9	1,125	$40.00
$228.00	175	$228.00	2.4	175	$228.00
	7,163			6,788

11.     Gain on Settlement of Obligations

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

12.          Income Taxes

Income tax from continuing operations for 2012 and 2011 was as follows:

	2012	2011
U.S. Federal income tax expense	$-	$(13,000)
State and local income tax expense	$-	$(1,000)
Total income tax expense	$-	$(14,000)

	2012	2011
Current income tax expense	$-	$(14,000)
Deferred income tax expense	$-	$-
Total income tax expense	$-	$(14,000)

       The deferred tax assets as of December 31, 2011 have been restated to reflect the deferred tax assets for continuing operations only.  The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Deferred rent	$17,000	$19,000
Accrued vacation	16,000	15,000
Tax credit/grants	82,000	82,000
Deferred compensation	16,000	-
Net operating loss carryforward	16,852,000	15,467,000
Accrued bonus	68,000	68,000
Stock based compensation	45,000	25,000
Accrued expenses	38,000	38,000
Property and equipment	19,000	-
Warrants	3,683,000	2,813,000
Warrants - issuance costs	553,000	211,000
Other	1,000	5,000
Total deferred tax asset	20,837,000	18,532,000

Deferred tax liabilities
Property and equipment	-	(3,000)
Change in accounting method - accrued bonus	-	(20,000)
	-	(23,000)

Valuation allowance	(20,837,000)	(18,509,000)

Net deferred tax asset	$-	$-

At December 31, 2012 and 2011, the Company had gross operating loss carryforwards for U.S. federal income tax purposes of approximately $41.4 million and $37.9 million, respectively, which will begin to expire in 2019.  At December 31, 2012 and 2011, the Company had gross operating loss carryforwards for state income tax purposes of approximately $51.6 million and $48.6 million, respectively, which will begin to expire in 2018.  Based on the Company’s historical losses and its accumulated deficit, the Company has provided a full valuation allowance against the net deferred tax assets.

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

           Reconciliation between actual tax benefits and taxes computed at the statutory Federal rate of 34 percent for 2012 and 2011 are as follows:

	2012	2011
U.S. Federal income tax benefit at the statutory rate of 34%	$982,000	$(142,000)
Effect of permanent differences	4,000	(9,000)
Effect of permanent differences - Government Grant	-	4,000
Effect of permanent differences - Warrants	114,000	1,184,000
State income taxes benefit, net of federal tax benefit	99,000	251,000
Other	(1,000)	(78,000)
Change in valuation allowance	(1,198,000)	(1,224,000)
Income tax expense	$-	$(14,000)

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

Tax Uncertainties

The Company recognizes a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company has not recognized any such adjustments.  At December 31, 2012 and 2011, the Company had no material unrecognized income tax benefits and recognized no interest or penalties on income tax liabilities.

The Company is subject to U.S. federal income tax and state and local income tax in multiple jurisdictions.  The statute of limitations for the consolidated U.S. federal income tax return is closed for all tax years up to and including 2008, except for pre-2008 tax returns that generated net operating loss carry forwards that could be adjusted on audit.  Currently, no federal or state and local income tax returns are under examination by the respective taxing authorities.

13.         Commitments and Contingencies

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

Leases

              The Company has commitments under an operating lease through 2018 relating to its administrative office in Bethesda, Maryland.  In March 2012, the Company entered into an amendment to its office building lease, which extends the term of the lease five years.  The lease as amended will expire on March 31, 2018.  Commencing on April 1, 2012, the base annual rent shall be $152,500, with an increase of 3% annually.  In addition, the Company subsequently entered into a new lease agreement in February 2013 for office space in Tysons Corner, Virginia (see subsequent event footnote 16).

              Future minimum rental payments required as of December 31, 2012, under the non-cancelable lease are as follows:

Year Ending December 31,	Operating Lease

2013	$156,000
2014	161,000
2015	165,000
2016	170,000
2017	176,000
2018	44,000
$872,000

       The Company’s building lease contains step rent provisions, capital improvement funding, or other tenant allowances.  Minimum rental payments including allowances on this lease are recognized on a straight-line basis over the term of the lease.  The Company incurred net operating lease rental expenses of approximately $155,000 and $129,000 for the years 2012 and 2011, respectively.

       Related Party Transactions

              At the end of December, 2012, the Company entered into a Consulting Agreement with an entity wholly-owned by Mr. Kesner, a director and interim Chief Executive Officer of the Company, pursuant to which the entity was issued 120,000 shares of common stock in exchange for its services.  The shares will vest if prior to December 31, 2017, the Company:  (i) closes an acquisition either approved by the stockholders or in excess of $25 million;  (ii) closes a private or public financing of at least $7.5 million;  (iii) sells all or substantially all of its assets;  or (iv) otherwise suffers a change in control.  In such an event, the affiliate shall also be entitled to a one-time payment of $250,000.

Mr. Kesner’s law firm has provided legal services to the company in late 2012 and  invoiced the Company approximately $40,000 for these services and is included in accrued expenses at December 31, 2012.

On November 30, 2012, but effective as of December 3, 2013, Dr. Claire L. Kruger resigned as the Chief Executive Officer/Chief Operating Officer of the Company.  In connection with Dr. Kruger’s departure, the Company paid Dr. Kruger her 2012 bonus of $143,000 and a severance of $286,000, both of which were paid during 2012.  For the other departing employees the Company agreed to pay a total of $82,000 in 2012 bonuses and approximately $211,000 in severances, which were also paid during 2012.

On December 12, 2012 the Company entered into a Retention Agreement with Mr. Clayton which provides that (i) Mr. Clayton will remain as CFO of the Company through March 31, 2013 and (ii) the Company will pay Mr. Clayton a severance of $212,180 as required by the terms of his prior employment agreement.

Under employment agreements with Dr. Gilbert V. Levin and Mrs. M. Karen Levin, the Company’s founders, the Company agreed to provide Dr. and Mrs. Levin each with lifetime payments of $12,500 each quarter and to fund long-term lifetime healthcare and health insurance policies following their retirements from the Company on August 14, 2008 and January 4, 2006, respectively.  At January 1, 2011, the Company’s liability for both Dr. and Mrs. Levin was estimated to be $450,000 for the lifetime payments and $245,000 for funding the long-term lifetime healthcare and health insurance policies based on actuarially determined amounts.  The non-current portion of these amounts was reported on the accompanying balance sheet as deferred compensation at January 1, 2011.  During 2011, the Company paid Dr. and Mrs. Levin a combined total of $24,000 in post-retirement benefits under the above agreements.

In January 2011, the Company entered into a Letter Agreement with Gilbert V. Levin and M. Karen Levin pursuant to which the Company agreed to make a one-time lump sum payment of $450,000 to the Levins in full satisfaction of the Company’s obligation to make a series of continuing payments to the Levins relating to their prior employment by the Company.  The Company’s estimated liability to the Levins at January 1, 2011, and prior to the above agreement, was approximately $695,000.  The $450,000 lump sum payment was made on January 31, 2011, and the Company recognized a gain of $245,000 in 2011.  Per the terms of the agreement, Gilbert V. Levin resigned as a member of the Board of Directors of the Company on January 13, 2011.

14.           Employee Benefit Plans

               The Spherix Incorporated 401(k) Retirement Plan (the “Plan”) is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed one year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

               Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant’s contribution or 2.5 of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $31,000 and $23,000 in each of the years 2012 and 2011, respectively.

The Plan was terminated in December 2012.

15.           Information by Business Segment

               As a result of the sale of the Spherix Consulting subsidiary, the Company now has only one operating segment, Biospherics.

16.           Subsequent Events

The Company evaluated all events or transactions after December 31, 2012 through the date the financial statements were issued.

Appointment of Interim Chief Executive Officer

On February 27, 2013, Harvey J. Kesner, age 55, was appointed interim Chief Executive Officer of Spherix Incorporated (the “Company”).  Mr. Kesner currently serves as a member of the Board of Directors of the Company.

Nuta Technology Corp.

In early 2013 the Company created a new wholly-owned subsidiary, Nuta Technology Corp. (“Nuta”), organized under the laws of the state of Virginia with its principal offices in Tysons Corner, Virginia.

Office Lease Agreement

In February 2013, the Company entered into a Lease Agreement to lease 837 square feet of office space in Tysons Corner, Virginia.  The lease runs from March 1, 2013 through August 31, 2014.

Letter of Intent

On February 15, 2013, our wholly-owned subsidiary Nuta, entered into a Letter of Intent (the “LOI”) with North South Holdings, Inc. (“North South”), the owner of patents and licenses covering various aspects of wireless communications.  Pursuant to the LOI, at closing, Nuta would acquire 100% of the issued and outstanding capital stock of North South in consideration for the issuance of capital stock of the Company equal to 12,000,000 shares of the Company’s common stock.  Pursuant to the LOI, Nuta will be capitalized with a minimum of $2,000,000 cash at closing and will have engaged management familiar with commercialization of intellectual property assets.

The LOI has certain binding and non-binding obligations, including the acquisition consideration which is not subject to adjustment. However, the transaction is subject to various conditions to closing, including satisfactory completion of due diligence, approval of the Company’s shareholders and definitive documentation.  Upon completion Nuta may seek to engage in commercialization activities related to the inventions that are the subject of the patents acquired, although there can be no assurance that such efforts would be successful.

There can be no assurance that the transactions contemplated by the LOI will be consummated.

Warrant Exchange Agreement

On March 6, 2013, the Company, and certain investors that participated in the November 2012 private placement transaction (“Investors”), entered into separate Warrant Exchange Agreements pursuant to which the Investors exchanged common stock purchase warrants acquired in the private placement transaction for shares of the Company’s Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one (1) share of Common Stock at the option of the holder, subject to certain limitations on conversions that would result in the Investors acquiring more than 4.99%/9.99% of the outstanding voting stock of the Company.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Certificate of Designation”).

Warrants were issued in November 2012 and were convertible for an aggregate of 483,657 shares of Common Stock.  The Warrants were exercisable through November 7, 2017 at an exercise price of $6.53 per share.

Pursuant to the Warrant Exchange Agreements, the Investors received in exchange for their warrants an aggregate of 229,337 shares of the Series C Convertible Preferred Stock, convertible into one share of Common Stock for each share of Series C Convertible Preferred Stock.  The number of shares of common stock underlying the Series C Convertible Preferred stock is the same number as would have been-issued upon a “cashless exercise” of the exchanged Warrants under the terms of the Warrants based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013, which was $12.6439 per share, as reported by Bloomberg.  The Company has agreed to register the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock on the same basis as the shares of Common Stock issued in the November 2012 private placement transaction.  Currently the Company is not obligated to file any registration statement for the Common Stock, or shares of Common Stock underlying the Warrants, until requested by a majority of the Investors.

Rights Agreement

Effective January 1, 2013, the Company and Equity Stock Transfer, LLC, as Rights Agent, entered into a Rights Agreement which continues through December 31, 2017.  The Rights Agreement provides each Stockholder of record a dividend distribution of one “right” for each outstanding share of Common Stock.  Rights become exercisable at the earlier of ten days following:  (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our Common Stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 10% or more of our outstanding Common Stock.  All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2017, subject to further extension.  Each right entitles a Stockholder to acquire, at a stated purchase price, 1/100 of a share of our preferred stock, which carries voting and dividend rights similar to one share of our Common Stock.  Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement.  At the discretion of a majority of the Board and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

Retention Agreement

In January 2013, the Company entered into a Retention Agreement with Mr. Lodder which provides that (i) Mr. Lodder will remain with the Company as an executive officer through June 30, 2013 and receive compensation at the rate previously provided to him and (ii) the Company will pay Mr. Lodder a severance of $233,398 as had been provided under the terms of his Employment Agreement, which was terminated under the terms of his Retention Agreement.

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

           The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based on this assessment for 2012, Management, under direction of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to the material weakness in internal controls noted below.  Notwithstanding the material weakness described below, management, based upon the work performed during the restatement process, has concluded that our consolidated financial statements for the periods included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

Management’s Annual Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment for 2012, Management, under direction of our principal executive officer and principal financial officer, has concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to the material weakness in internal controls noted below.  Notwithstanding the material weakness described below, management, based upon the work performed during the restatement process, has concluded that our consolidated financial statements for the periods included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

Restatement of Consolidated Financial Statements

    On February 27, 2013, Company management, in consultation with its Audit Committee, concluded that its previously issued consolidated financial statements for all periods since mid-November 2009 (collectively, the “Affected Periods”) could not be relied on because of a misapplication in the guidance around accounting for Warrants and should no longer be relied upon.  However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, or net cash flows from operating, investing and financing activities.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”).  The Warrant agreements contain a provision for net cash settlement at the option of the holder in the event that there is a fundamental transaction (as contractually defined in the Warrant agreements).  The Company had previously conducted in-depth analysis in prior years of its other warrants and concluded that all fundamental transactions were within the control of the Company and thus equity treatment for the warrants was appropriate.  However, new insight on derivatives obtained by the Company during the process of analyzing the accounting guidance for the November 2012 warrants prompted the Company to re-assess its prior position.

The restatement resulted in non-cash adjustments to the financial statements, in all of the affected periods, and do not impact the amounts previously reported for the Company’s cash and cash equivalents, total assets, revenue, or net cash flows from operating, investing and financing activities.

The Company has subsequently updated it's policy for classifying and recording warrants, and we plan to devote resources to the remediation and improvement of our internal control over financial reporting, in particular over handling of complex derivative accounting issues.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

  None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning the Spherix Board of Directors.

			Director
Name	Age	Position	Since
Douglas T. Brown	59	Director	2004
Edward M. Karr	43	Director	2012
Harvey J. Kesner	55	Director, and interim Chief Executive Officer	2012
Robert J. Vander Zanden	67	Director, and Chairman of the Board	2004

Mr. Douglas T. Brown, a Board Member since 2004, brings to the Board a broad understanding of financial statements, financial markets,  and other business aspects.  He is currently Senior Vice President and Manager of the Corporate Banking Government Contracting Group for PNC Bank N.A., Washington, DC.  Mr. Brown has been with PNC and its predecessor bank, Riggs Bank, since 2001 and previously worked for Bank of America, N.A. and its predecessor banks for 16 years as a Loan Officer, as well as a manager of Loan Officers in the Mid-Atlantic region.  Subsequent to 1990, the majority of Mr. Brown’s customers are companies that provided services to the Federal Government and State governments.  Mr. Brown holds a B.A. degree in Political Science from American University and a graduate degree from The Stonier Graduate School of Banking at the University of Delaware.  He is not now, nor has he been for the past five years, a director of a public, for-profit company other than us.

Mr. Edward M. Karr, a Board member since November 2012, is the founder of RAMPartners SA, an investment management and investment banking firm based in Geneva, Switzerland.  Since 2005, RAMPartners has helped raise more than $200 million for small capitalization companies in fields such as natural resources, high technology, health care, and clean energy.  RAMPartners is a member of Global Alliance Partners (GAP), a network organization of internationally minded financial partners focusing on the capital midmarket.  Prior to founding RAMPartners, Mr. Karr managed a private Swiss asset management, investment banking, and trading firm based in Geneva for six years.  At the firm, he was responsible for all of the capital market transactions, investment, and marketing activities.  In 2004, Futures Magazine named Mr. Karr as one of the world’s Top Traders.  He is a past contributor to CNBC and has been quoted in numerous financial publications.

Mr. Harvey J. Kesner, a Board member since November 2012, is a partner with Sichenzia Ross Friedman Ference LLP.  He has concentrated his practice on corporate finance and the structuring of complex domestic and international capital markets transactions. He has represented issuers, investors, underwriters, agents, lenders and financial intermediaries in public and private offerings of securities.  Mr. Kesner represents participants in all types of financing transactions including initial public offerings (IPOs), startup and venture capital financings and private placements including public company PIPE transactions. He also counsels clients on traditional merger and acquisition transactions, leveraged buyouts, restructurings, workouts and business disputes. He assists issuers with a broad range of securities regulatory and compliance issues including SEC filings, exchange listings, ongoing regulatory reporting and compliance, and responding to regulatory inquiries and investigations.  Mr. Kesner was elected interim Chief Executive Officer in late February, 2013.

Dr. Robert J. Vander Zanden, Board member since 2004, having served as a Vice President of R&D with Kraft Foods International, brings a long and distinguished career in applied technology, product commercialization, and business knowledge of the food science industry to us.  Dr. Vander Zanden holds a Ph.D. in Food Science and an M.S. in Inorganic Chemistry from Kansas State University, and a B.S. in Chemistry from the University of Wisconsin – Platteville, where he was named a Distinguished Alumnus in 2002.  In his 30-year career, he has been with ITT Continental Baking Company as a Product Development Scientist; with Ralston Purina's Protein Technology Division as Manager Dietary Foods R&D; with Keebler as Group Director, Product and Process Development (with responsibility for all corporate R&D and quality); with Group Gamesa, a Frito-Lay Company, as Vice President, Technology; and with Nabisco as Vice President of R&D for their International Division.  With the acquisition of Nabisco by Kraft Foods, he became the Vice President of R&D for Kraft’s Latin American Division.  Dr. Vander Zanden retired from Kraft Foods in 2004.  He currently holds the title of Adjunct Professor and Lecturer in the Department of Food Science and Human Nutrition at Clemson University, where he also is a member of their Industry Advisory Board.  His focus on achieving product and process innovation through training, team building and creating positive working environments has resulted in his being recognized with many awards for product and packaging innovation.  Dr. Vander Zanden is not now, nor has he been for the past five years, a director of a public, for-profit company other than us.

Corporate Governance

           The Audit Committee members are Mr. Brown, Chair; Mr. Karr, and Dr. Vander Zanden.  The Audit Committee Charter is available on the Company’s website at www.biospherics.com.  Each member of the Audit Committee satisfies the independence requirements and other established criteria of NASDAQ and the Securities and Exchange Commission.  The Board of Directors believes that, while the members of its Audit Committee have substantial financial and management experience and are fully qualified to carry out the functions of the Audit Committee, none of its members meets the requirements of an audit committee financial expert as defined in the Securities and Exchange Commission rules.

Executive Officers

           The Executive Officers of the Company are elected annually by the Board of Directors and are listed in the following table.

Name	Age	Position
Harvey J. Kesner	55	Interim Chief Executive Officer
Robert L. Clayton	49	Chief Financial Officer, Treasurer and Corporate Secretary
Robert A. Lodder	53	President

Mr. Kesner’s background is described above.

Dr. Robert A. Lodder, a Board member from 2005 through early December, 2012, has served as President since August 2007.  He was also elected as Principal Executive Officer in early December, 2012.  He served as a Professor of Pharmaceutical Sciences at the College of Pharmacy, University of Kentucky Medical Center, and holds joint appointments in the Department of Electrical and Computer Engineering and the Division of Analytical Chemistry of the Department of Chemistry at Kentucky.  Dr. Lodder received his B.S. degree cum laude in Natural Science in 1981, and his M.S. in Chemistry in 1983 from Xavier University, Cincinnati, Ohio.  He received his Ph.D. in Analytical Chemistry in 1988 from Indiana University.  He was a founder of InfraReDx, Inc. in 1998 and Prescient Medical, Inc. in 2004.  Neither of these companies are public, and they do not engage in business with Spherix.  He is not now, nor has he been for the past five years, a director of a public, for-profit company other than us.

Mr. Robert L. Clayton was elected to the Office of Chief Financial Officer and Treasurer in August 2007, and assumed the additional role of the Corporate Secretary in November 2012.  Mr. Clayton previously served as the Company’s Director of Finance and Treasurer starting in May 2005, and prior to that served as the Controller.  Prior to joining Spherix Incorporated, he was a Senior Auditor for the public accounting firm Rubino & McGeehin Chartered.  Mr. Clayton holds a B.S. in business and management from the University of Maryland and a C.P.A. from the District of Columbia.  He is not now, nor has he been for the past five years, a director of a public, for-profit company.

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

           Based solely upon a review of (i) copies of the Section 16(a) filings received by the Company during or with respect to 2012 and (ii) certain written representations of its Officers and Directors, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2012 was filed in a timely manner except that Douglas Brown, Aris Melissarots, Peter Thomas, and Robert Vander Zanden each filed two late Form 4s.

Code of Ethics

           The Company has adopted a worldwide Code of Ethics, which is available on the Company’s website at www.biospherics.com.

EXECUTIVE COMPENSATION

           The following Summary of Compensation table sets forth the compensation paid by the Company during the two years ended December 31, 2012, to all Executive Officers earning in excess of $100,000 during any year.

Summary of Compensation

							Change in
							Pension
							Value
						Non-Equity	and Non-
						Incentive	Qualified	All Other
Name and				Stock	Option	Plan	Deferred	Compen-
Principal Position	Year	Salary ($)	Bonus ($)	Award ($)	Award ($)(1)	Compensation ($)(2)	Compensation Earnings ($)	sation ($)(3)	Total ($)
C. Kruger (3)	2012	262,573	-	-	3,919	143,222	-	286,443	696,157
Former CEO and COO	2011	278,100	-	-	531	139,050	-	-	417,681

R. Lodder	2012	233,398	-	-	2,138	93,359	-	-	328,895
Principal Executive Officer	2011	226,600	-	-	273	90,640	-	-	317,513
and President
R. Clayton	2012	212,180	-	-	2,138	74,263	-	-	288,581
CFO, Treasurer	2011	206,000	-	-	273	72,100	-	-	278,373
and Corporate Secretary

(1)
On November 15, 2011, C. Kruger, R. Lodder and R. Clayton were granted stock options for 500, 250, and 250 shares, respectively.  On February 17, 2006, R. Clayton was granted stock options for 100 shares.  Information regarding forfeiture and assumptions made in the valuation are disclosed in Note 10 of the consolidated financial statements included herein.

(2)	Awards pursuant to the Spherix Incorporated Incentive Compensation Plan.
(3)
Dr. Kruger resigned her position from the Company on December 3, 2012, following the sale of the Spherix Consulting subsidiary.  Under the terms of Dr. Kruger’s Severance Agreement, the Company paid Dr. Kruger $286,443 in December 2012.

Outstanding Equity Awards at December 31, 2012

	Option Awards				Stock Awards
					Number		Market
	Number of	Number of			of Shares		Value of
	Securities	Securities			or Units		Shares or
	Underlying	Underlying			of Stock		Units of
	Unexercised	Unexercised	Option	Option	that have		Stock that
	Options (#)	Options (#)	Exercise	Expiration	not Vested		have not
Name	Exercisable	Unexercisable	Price ($)	Date	(#	)	Vested ($)
R. Lodder	63	187	$40.00	11/14/2016	1,000		6,830
R. Clayton	63	187	$40.00	11/14/2016	1,000		6,830

Potential Payment Upon Termination or Change in Control

We have agreed to pay our officers one year salary and health and welfare (COBRA) benefits upon termination by us or following a change of control.  Under the December 12, 2012, Retention Agreement with Mr. Clayton, Mr. Clayton agreed to remain as CFO of the Company through March 31, 2013 and the Company will pay Mr. Clayton a severance of $212,180 as required by the terms of his prior employment agreement.  Pursuant to a Retention Agreement with Mr. Lodder, Mr. Lodder agreed to remain as principal executive officer through June 30, 2013 and the Company will pay Mr. Lodder a severance of $233,398 as required by the terms of his prior employment agreement.

Unless otherwise agreed by the Board of Directors, the other staff members would be entitled to severance upon termination of employment pursuant to the Company’s severance policy.  The policy provides:

Completed Service Years	Severance Pay
> 1 year	10 days
1 but less than 2 years	15 days
2 but less than 3 years	20 days
3 but less than 4 years	25 days
4 or more years	30 days

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2012.

Name	Fees Earned Paid in Cash ($)	Options ($)	All Other Compensation ($)	Total ($)
Douglas T. Brown	$22,000	$8,084	$-	$30,084
Edward M. Karr	3,600	6,980	-	10,580
Harvey J. Kesner(2)	3,600	6,980	-	10,580
Aris Melissaratos(1)	22,000	8,084	10,500	40,584
Thomas B. Peter(1)	17,300	8,084	3,500	28,884
Robert J. Vander Zanden	32,900	8,084	-	40,984
(1)	Aris Melissaratos and Thomas B. Peter resigned their positions as Directors of the Company on November 30, 2012.
(2)	On February 29, 2013, Mr. Kesner was elected as interim Chief Executive Officer of the Company.

Non-employee directors receive the following annual compensation for service as a member of the Board:

Annual Retainer	$5,000	To be paid in cash at May Board Meeting annually.
Stock Options	$10,000
To be calculated by dividing $10,000 by the closing stock price the day the Stock Options are awarded; and at the May Board Meeting annually thereafter.  The Options will vest in full on the day of award and will be exercisable for a period of five (5) years.

Board Meeting Fees	$2,500	To be paid for all in-person Board Meetings. Members must be present to be paid.
Committee Meeting Fees	$800	To be paid for all in-person Committee Meetings. Members must be present to be paid.
Teleconference Fees	$300	To be paid for all teleconferences called by either the Chairman of the Board, the President, or by the Chairman of the relevant Committee. Members must be on-line to be paid.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.
Additional Retainer	$1,000	To be paid to the Chairman of the Audit Committee at May Board Meeting annually.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

The following table sets forth the shares of common stock beneficially owned by all principal stockholders and executive officers and directors as a group as of December  5, 2012.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership		Percent Of Class
Principal Stockholders
Common	GRQ Consultants, Inc. 4400 Biscayne Blvd. #850, Miami, FL 33137	51,653		6.4%
Common	Hudson Bay IP Opportunities Master Fund L.P. 777 Third Ave., 30th Floor, New York, NY 10017	51,653		6.4%
Common	Jonathan Honig 4263 NW 61st Lane, Boca Raton, FL 33496	51,653	(1)	6.4%
Common	Alpha Capital Anstalt Pradafant 7 9490 Furstentums, Vaduz Liechtenstein	46,957	(1)	5.8%
Common	Four Kids Investment Funds, LLC 17582 Bocaire Way, Boca Raton, FL 33487	46,957	(1)	5.8%
Common	Iroquois Master Fund Ltd. 641 Lexington Ave, New York, NY 10022	46,957	(1)	5.8%
Common	All Principal Stockholders as a Group	295,830		36.4%
Executive Officers and Directors
Common	Douglas T. Brown	1,353	(2)	*
Common	Robert L. Clayton	1,063	(2)	*
Common	Edward M. Karr	1,013	(2)	*
Common	Harvey J. Kesner	130,404	(2)(3)	16.0%
Common	Robert A. Lodder, Jr.	1,177	(2)	*
Common	Robert J. Vander Zanden	1,308	(2)	*
Common	All Executive Officers and Directors as a Group	136,318	(2)	16.8%

*	Less than 1% of the outstanding shares of our Common Stock.
(1)
Investors in the November 7, 2012 private placement may not beneficially own in excess of 9.99% of the Company’s issued and outstanding Common Stock (taking into account any beneficial ownership limitations contained in the Warrants and any other securities of the Company owned by such Purchaser).  Further, the Warrants issued under the November 7, 2012 private placement may only be exercised to the extent that the holder would not beneficially own in excess of the Beneficial Ownership Limitation of 4.99% of the of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of this Warrant.  The Holder, upon not less than 61 days’ prior notice to the Company, may increase the Beneficial Ownership Limitation provisions of the Warrant Agreement, provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of this Warrant held by the Holder.

(2)
Included in the number of shares beneficially owned by D.T. Brown, R.L. Clayton, E.M. Karr, H.J. Kesner, R.A. Lodder, R.J. Vander Zanden and All Executive Officers and Directors as a Group are 1,159, 63, 1,013, 1,013, 63, 1,159 and 4,470 shares, respectively, which such persons have a right to acquire within 60 days pursuant to stock options.

(3)
Included in the number of shares beneficially owned by H.J. Kessner are 9,391 shares of common stock, 1,013 options and 120,000 shares of restricted common stock owned indirectly by Paradox Capital Partners LLC.

    With the exception of Cede & Co., the holder of record for certain brokerage firms and banks, no other person is known by us to own beneficially more than 5% of our outstanding Common Stock.

    In December 2010, the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent, entered into a First Amendment to Rights Agreement to amend the Rights Agreement dated as of February 16, 2001 between the Company and the Right Agent.  The First Amendment extended the term of the Rights Agreement through December 31, 2012.

    Effective January 1, 2013, the Company and Equity Stock Transfer, LLC, as Rights Agent, entered into a replacement Rights Agreement which continues through December 31, 2017.  The Rights Agreement provides each Stockholder of record a dividend distribution of one “right” for each outstanding share of Common Stock.  Rights become exercisable at the earlier of ten days following:  (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our Common Stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 10% or more of our outstanding Common Stock.  All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2017, subject to further extension.  Each right entitles a Stockholder to acquire, at a stated purchase price, 1/100 of a share of our preferred stock, which carries voting and dividend rights similar to one share of our Common Stock.  Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement.  At the discretion of a majority of the Board and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The current Board of Directors consists of Mr. Douglas T. Brown, Mr. Edward M. Karr, Mr. Harvey J. Kesner and Dr. Robert J. Vander Zanden.  The Board of Directors has determined that Mr. Douglas T. Brown, Mr. Edward M. Karr, and Dr. Robert J. Vander Zanden are independent Directors within the meaning of the applicable NASDAQ rules.  The Company’s Audit, Compensation, and Nominating Committees consist solely of independent Directors.

    At the end of December, 2012, the Company entered into a Consulting Agreement with an entity wholly-owned by  Mr. Kesner, a director and interim Chief Executive Officer of the Company, pursuant to which the entity was issued 120,000 shares of common stock in exchange for its services.   The shares will vest if prior to December 31, 2017, the Company:  (i) closes an acquisition  either approved by the stockholders or in excess of $25 million;  (ii) closes a private or public financing of at least $7.5 million;  (iii) sells all or substantially all of its assets;  or (iv) otherwise suffers a change in control.  In such an event, the affiliate shall also be entitled to a one-time payment of $250,000.

    Mr. Kesner’s law firm has provided legal services to the company in late 2012.  The law firm invoiced the Company in early 2013 for approximately $30,000.00 for these services.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP for Fiscal 2012

           The following table sets forth the fees paid by the Company to Grant Thornton LLP for audit and other services provided in 2012 and 2011:
	2012	2011

Audit fees	$111,000	$154,000
Audit related fees	59,000	22,000
Tax fees	-	-
Total	$170,000	$176,000

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
3.2
Certificates of Amendment of the Company (incorporated by reference to the Company’s Proxy Statement for its May 1996, May 2000, May 2001, November 2011, and August 2012 annual meetings, as filed with the Commission)

3.3	Certificates of Designation (incorporated by reference to Form 8-K filed March 7, 2013)
3.4	Certificate of Amendment filed November 28, 2011 (incorporated by reference to Form 8-K filed December 15, 2011)
3.5	Certificate of Amendment filed September 21, 2012 (incorporated by reference to Form 8-K filed September 21, 2012)
3.6	Certificate of Amendment filed December 17, 2012 (incorporated by reference to Form 8-K filed December 17, 2012)
3.7	Amended and Restated By-Laws of Spherix Incorporated (incorporated by reference to Form 8-K filed November 23, 2009)
4.1	Rights Agreement dated as of February 16, 2001, between Spherix Incorporated and American Stock Transfer and Trust Company (incorporated by reference to Form 8-K filed March 6, 2001)
4.2
First Amendment to Rights Agreement dated as of December 20, 2010, between Spherix Incorporated and American Stock Transfer and Trust Company (incorporated by reference to Form 8-K filed December 20, 2010)

4.3	Rights Agreement dated as of December 31, 2012, between Spherix Incorporated and Equity Stock Transfer, LLC (incorporated by reference to Form 8-K filed January30, 2013)
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Participating Preferred Stock
4.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Form 8-K filed October 8, 2010)
4.6	Registrations Rights Agreement dated November 7, 2012 between the Company and certain investors (incorporated by reference to Form 8-K dated November 8, 2012)
4.7	Form of Warrants Agreement (incorporated by reference to Form 8-K filed November 18, 2009)
4.8	Form of Warrants Agreement (incorporated by reference to Form 8-K filed October 8, 2010)
4.9	Form of Warrants Agreement (incorporated by reference to Form 8-K filed January 20, 2011)
4.10	Form of Warrants Agreement (incorporated by reference to Form 8-K filed October 27, 2011)
4.11	Form of Warrants Agreement (incorporated by reference to Form 8-K filed February 3, 2012)
4.12	Form of Warrants Agreement (incorporated by reference to Form 8-K filed November 8, 2012)
4.13	Placement Agent Agreement, dated as of November 6, 2009, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed November 18, 2009)
4.14	Amendment to the Placement Agent Agreement, dated as of November 17, 2009, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed November 18, 2009)
4.15	Placement Agent Agreement, dated as of August 12, 2010, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed October 8, 2010)
4.16
Amendment, dated as of November 17, 2010, to Placement Agent Agreement, dated as of November 6, 2009, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed January 20, 2011)

4.17	Placement Agent Agreement, dated as of October 25, 2011, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed October 27, 2011)
4.18	Placement Agent Agreement, dated as of January 31, 2012, by and between the Company and Rodman & Renshaw, LLC. (incorporated by reference to Form 8-K filed February 3, 2012)
4.19	Investment Banking Agreement dated as of September 27, 2012, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Form 8-K filed November 8, 2012)
10.1	Summary of Annual Compensation of Members of the Board of Directors of Spherix Incorporated (incorporated by reference to Form 8-K filed May 28, 2010)
10.2	Employment Agreement dated as of August 15, 2007, by and between Claire L. Kruger and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)
10.3	Amendment To Employment Agreement dated as of May 25, 2010, by and between Claire L. Kruger and the Company (incorporated by reference to Form 8-K filed May 28, 2010)
10.4	Termination of Employment and General Release Agreement dated as of December 3, 2012, by and between Claire L. Kruger and the Company (incorporated by reference to Form 8-K filed December 17, 2012)
10.5	Benefits Agreement dated as of December 3, 2012, by and between Claire L. Kruger and the Company (incorporated by reference to Form 8-K filed December 17, 2012)
10.6	Employment Agreement dated as of August 16, 2007, by and between Robert A. Lodder and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)
10.7	Amendment To Employment Agreement dated as of May 25, 2010, by and between Robert A. Lodder and the Company (incorporated by reference to Form 8-K filed May 28, 2010)
10.8	Retention Agreement with Robert A. Lodder and the Company (incorporated by reference to Form 8-K filed February 7, 2013)
10.9	Employment Agreement dated as of May 25, 2010, by and between Robert L. Clayton and the Company (incorporated by reference to Form 8-K filed May 28, 2010)
10.10	Retention Agreement dated as of December 12, 2012, by and between Robert L. Clayton and the Company (incorporated by reference to Form 8-K filed December 17, 2012)
10.11	Employment Agreement dated as of May 25, 2010, by and between Katherine M. Brailer and the Company (incorporated by reference to Form 8-K filed May 28, 2010)
10.12	Termination of Employment and General Release Agreement dated as of December 3, 2012, by and between Katherine M. Brailer and the Company (filed herewith)
10.13	Benefits Agreement dated as of December 3, 2012, by and between Katherine M. Brailer and the Company (filed herewith)
10.14	Letter Agreement dated as of January 13, 2011, by and between Gilbert V. Levin, M. Karen Levin and the Company (incorporated by reference to Form 10-K dated March 30, 2011)
10.15	1997 Stock Option Plan (incorporated by reference from the Company’s Proxy Statements for its May 1998, May 2001, May 2005, November 2011 and August 2012 annual meetings, as filed with the Commission)
10.16	2012 Equity Incentive Plan (incorporated by reference from the Company’s Information Statement on Form DEF 14c filed November 26, 2012)
10.17	Lease Agreement dated October 4, 2007, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)
10.18	Amendment to Office Building Lease, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 8-K filed March 23, 2012)
10.19
Settlement Agreement dated March 16, 2011, between the Biospherics Incorporated (a wholly-owned subsidiary of the Company) and Inalco S.p.A (incorporated by reference to Form 8-K filed on March 21, 2011)

10.20	Securities Purchase Agreement dated November 16, 2009, between the Company and certain investors (incorporated by reference to Form 8-K filed November 18, 2009)
10.21	Securities Purchase Agreement dated October 7, 2010, between the Company and certain investors (incorporated by reference to Form 8-K filed October 8, 2010)
10.22	Securities Purchase Agreement dated January 19, 2011, between the Company and certain investors (incorporated by reference to Form 8-K filed January 20, 2011)
10.23	Securities Purchase Agreement dated October 25, 2011, between the Company and certain investors (incorporated by reference to Form 8-K filed October 27, 2011)
10.24	Securities Purchase Agreement dated February 2, 2012, between the Company and certain investors (incorporated by reference to Form 8-K filed February 3, 2012)
10.25	Securities Purchase Agreement dated November 7, 2012, between the Company and certain investors (incorporated by reference to Form 8-K filed November 8, 2012)
10.26	License Agreement dated June 22, 2010 between the University of Kentucky Research Foundation and Biospherics Incorporated (incorporated by reference to Form 10-K filed March 29, 2012)
10.27	Stock Purchase Agreement, dated December 3, 2012, between the Company and ChromaDex, Inc. (incorporated by reference to Form 8-K dated December 6, 2012)
10.28	Consulting Agreement dated December 28, 2012, between the Company and Paradox Capital Partners, LLC. (filed herewith)
10.29	Warrant Exchange Agreement dated March 1, 2013 between the Company and certain investors (incorporated by reference to Form 8-K filed March 7, 2013)
10.30	Letter of Intent, dated February 15, 2013, between Nuta Technology Corp. and North South Holdings, Inc. (incorporated by reference to Form 8-K filed February 22, 2013)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Grant Thornton LLP, Independent Auditors (filed herewith)
31.1	Certification of Principal Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated here in)
32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: March 20, 2013	By: /s/ Harvey J. Kesner Harvey J. Kesner Director and interim Chief Executive Officer

Date: March 20, 2013	By: /s/ Robert L. Clayton Robert L. Clayton Chief Financial Officer, Treasurer and Corporate Secretary

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown Douglas T. Brown	Director	March 20, 2013

/s/ Robert L. Clayton Robert L. Clayton	Chief Financial Officer, Treasurer and Corporate Secretary	March 20, 2013

/s/ Edward M. Karr Edward M. Karr	Director	March 20, 2013

/s/ Harvey J. Kesner Harvey J. Kesner	Director and interim Chief Executive Officer	March 20, 2013

/s/ Robert J. Vander Zanden Robert J. Vander Zanden	Chairman of the Board	March 20, 2013