Form 10-Q
period 2013-03-31
SPHERIX INC
filed 2013-05-20
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission file number   0-5576

SPHERIX INCORPORATED
 (Exact name of Registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7927 Jones Branch Drive, Suite 3125, Tysons Corner, VA 22102
(Address of principal executive offices)

703-992-9260
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files. Yes [X]     No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]  Accelerated Filer [   ]  Non-accelerated Filer [   ]  Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2013
Common Stock, $0.0001 par value	820,518 shares

Spherix Incorporated and Subsidiaries

Form 10-Q
For the Quarter Ended March 31, 2013

Index
Part I.  Financial Information Page No.

-i-

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
ASSETS	March 31, 2013 (Unaudited)	December 31, 2012
Current assets
Cash and cash equivalents	$3,448,526	$4,498,237
Trade accounts receivable	1,315	-
Other receivables	3,508	3,425
Prepaid expenses and other assets	82,206	100,474
Assets of segment held for sale	-	104,265
Total current assets	3,535,555	4,706,401

Property and equipment, net of accumulated depreciation of $319,830 and $308,386	7,930	24,009
Deposit	29,504	25,625
Total assets	$3,572,989	$4,756,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$358,376	$425,774
Accrued salaries and benefits	85,277	280,263
Liabilities of segment held for sale	10,205	25,040
Total current liabilities	453,858	731,077

Deferred rent	45,285	45,081
Warrant liabilities	215,853	3,125,393
Total liabilities	714,996	3,901,551

Commitments and contingencies

Stockholders' equity

Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized; Series B: 1 share issued and outstanding at March 31, 2013 and December 31, 2012; liquidation preference $1,000 per share	-	-
Series C: 229,337 shares issued and outstanding at March 31, 2013, and none issued and outstanding at December 31, 2012; liquidation preference $0.0001 per share	23	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 814,114 issued at at March 31, 2013 and December 31, 2012 and 813,713 outstanding at March 31, 2013 and December 31, 2012	82	82
Paid-in capital in excess of par value	42,330,462	36,630,406
Treasury stock, at cost, 401 shares at March 31, 2013
and December 31, 2012	(464,786)	(464,786)
Accumulated deficit	(39,007,788)	(35,311,218)
Total stockholders' equity	2,857,993	854,484
Total liabilities and stockholders' equity	$3,572,989	$4,756,035

See accompanying notes to financial statements.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$5,761	$-
Costs of goods sold	-	-
Gross profit	5,761	-

Operating expenses
Research and development	(43,068)	(371,403)
Selling, general and administrative	(873,240)	(692,492)
Total operating expenses	(916,308)	(1,063,895)
Loss from operations	(910,547)	(1,063,895)

Unrealized (loss) gain on the change in fair value of warrant liabilities	(2,786,395)	339,308
Interest income	372	1,022
Loss from continuing operations	(3,696,570)	(723,565)
Income tax expense	-	-
Loss from continuing operations	(3,696,570)	(723,565)

Discontinued operations
Loss from discontinued operations	-	(110,718)
Income tax expense	-	-
Loss from discontinued operations	-	(110,718)

Net loss	$(3,696,570)	$(834,283)

Net loss per share, basic and diluted
Continuing operations	$(5.35)	$(3.89)
Discontinued operations	$-	$(0.59)
Basic and diluted net loss per share	$(5.35)	$(4.48)

Weighted average number of shares outstanding, basic and diluted	691,213	186,101

See accompanying notes to financial statements.

 Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,696,570)	$(834,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value adjustment of warrant liabilities	2,786,395	(339,308)
Issuance costs of warrants accounted for at fair value	-	17,636
Depreciation and amortization	16,079	15,888
Stock-based compensation	4,144	2,672
Changes in assets and liabilities:
Trade and other receivables	(1,398)	(27,187)
Prepaid expenses and other assets	14,389	241,023
Accounts payable and accrued expenses	(262,384)	(170,851)
Deferred rent	204	(8,600)
Net cash used in activities of continuing operations	(1,139,141)	(1,103,010)
Net cash provided by (used in) activities of discontinued operations	89,430	(63,902)
Net cash used in operating activities	(1,049,711)	(1,166,912)

Cash flows from investing activities
Net cash used in activities of discontinued operations	-	(1,598)
Net cash used in investing activities	-	(1,598)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	1,150,001
Issuance cost of common stock and warrants	-	(84,000)
Net cash provided by activities of continuing operations	-	1,066,001
Net cash provided by financing activities	-	1,066,001

Net decrease in cash and cash equivalents	(1,049,711)	(102,509)
Cash and cash equivalents, beginning of year	4,498,237	4,911,350

Cash and cash equivalents, end of year	$3,448,526	$4,808,841

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$-

Non-cash financing activity:
Issuance of Series C Convertible Preferred Stock in connection with exchange of warrants	$5,695,935	$-

See accompanying notes to financial statements.

Spherix Incorporated and Subsidiaries

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.         Basis of Presentation

    Until the sale of Spherix Consulting, Inc. in December 2012, the Company’s (as defined below) principal segments of Spherix Incorporated (the “Company”) have been Biospherics, our biotechnology research and development business, and Spherix Consulting, our technical and regulatory consulting business.  On December 3, 2012, the Company sold all of the stock of Spherix Consulting, Inc.  Accordingly, the operations of Spherix Consulting, Inc. are reported in the accompanying condensed consolidated financial statements as discontinued operations.  On December 27, 2012, the Company formed a new wholly-owned subsidiary, Nuta Technology Corp., (“Nuta”), which is incorporated in the state of Virginia.

    In April, 2013, Nuta Technology Corp., entered into a merger agreement to acquire 100% of the outstanding stock of a company which owns various patents principally covering wireless communications (see note 12 “Subsequent Events”).    If the transaction is completed, the Company will engage in commercialization activities related to the inventions that are the subject of the patents acquired.

    The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of March 31, 2013, the consolidated results of its operations and its cash flows for the three-month periods ended March 31, 2013 and 2012. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure, for the year ended December 31, 2012.

    The accompanying condensed consolidated financial statements include the accounts of Spherix Incorporated and its wholly-owned subsidiaries, Biospherics Incorporated and Nuta Technology Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.         Liquidity and Capital Resources

    We continue to incur ongoing administrative and other expenses, including public company expenses, without significant corresponding revenue.
Until such time as we earn revenue from our pharmaceutical development business or from a new business venture, we intend to finance our activities through:

•	the current cash and cash equivalents on hand from our past equity offerings; and
•	additional funds we will seek to raise through the sale of additional securities in the future.

    Working capital was $3.1 million and $4.0 million at March 31, 2013 and December 31, 2012, and cash on hand was $3.4 million and $4.5 million, respectively.  Management believes that the cash on hand will be sufficient to sustain operations for at least the next twelve months, including payment of severances aggregating $146,000 in the second quarter of 2013.
The Company cannot be assured that it will be able to attract an investor in our securities or raise the additional funds it will likely require in the future, that the Company will be able to obtain any required stockholder approval for such financings, or that the Company will be able to successfully complete additional offerings or sales of its securities.  If the Company is unable to raise needed additional funds to continue its business activities, it may be forced to cease business activities in which case the Company could also be required to terminate its operations and dissolve.

3.         Stockholders’ Equity

Warrant Exchange Agreement

    On March 6, 2013, the Company, and certain investors that participated in the November 2012 private placement transaction (“Investors”), entered into separate Warrant Exchange Agreements pursuant to which the Investors exchanged common stock purchase warrants acquired in the private placement transaction for shares of the Company’s newly designated Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one (1) share of Common Stock at the option of the holder, subject to certain limitations on conversions that would result in the Investors acquiring more than 4.99%/9.99% of the outstanding voting stock of the Company.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Certificate of Designation”).    The liquidation preference of the Series C Convertible Preferred Stock is $0.0001 per share.
Pursuant to the Warrant Exchange Agreements, the Investors received in exchange for their warrants an aggregate of 229,337 shares of the Series C Convertible Preferred Stock, each convertible into one share of Common Stock for each share of Series C Convertible Preferred Stock.  The number of shares of Common Stock underlying the Series C Convertible Preferred Stock is the same number as would have been-issued upon a “cashless exercise” of the exchanged warrants under the terms of the warrants based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013, which was $12.6439 per share, as reported by Bloomberg.  The Company has agreed to register the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock on the same basis as the shares of Common Stock issued in the November 2012 private placement transaction.  Currently the Company is not obligated to file any registration statement for the Common Stock, or shares of Common Stock underlying the warrants, until requested by a majority of the Investors.

Rights Agreement

    Effective January 1, 2013, the Company and Equity Stock Transfer, LLC, as Rights Agent, entered into a Rights Agreement which continues through December 31, 2017.  The Rights Agreement provides each Stockholder of record a dividend distribution of one “right” for each outstanding share of Common Stock.  Rights become exercisable at the earlier of ten days following:  (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our Common Stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 10% or more of our outstanding Common Stock.  All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2017, subject to further extension.  Each right entitles a Stockholder to acquire, for a price of $7.46, 1/100 of a share of our preferred stock, which carries voting and dividend rights similar to one share of our Common Stock.  Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement.  At the discretion of a majority of the Board and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

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

5.         Concentrations of Credit Risk

    The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2013, the Company’s cash and cash equivalents in excess of the FDIC limits were $3.2 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

6.         Use of Estimates and Assumptions

    The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, valuation of warrants, and the valuation allowance related to the Company’s deferred tax assets.  Accordingly, actual results could differ from those estimates and assumptions.

7.         Fair Value Measurement

Fair Value of Financial Assets and Liabilities

    Financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

    Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at March 31, 2013 using
	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant liabilities	$215,853	–	–	$215,853

	Fair value measurements at December 31, 2012 using
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant liabilities	$3,125,393	–	–	$3,125,393

    Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques

    Level 3 financial liabilities consist of the warrants liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.
The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

    A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “Loss due to change in fair value of derivative instruments” in the Company’s condensed consolidated statements of operations.

As of March 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

    Liabilities resulting from the Series B Warrants issued in connection with the Company’s November 2012 financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31,	March 6,	December 31,
	2013	2013	2012
Warrants:
Risk-free interest rate	0.14% - 0.77%	0.81%	0.16% - 0.72%
Expected volatility	96.57% - 147.28%	147.15%	91.79% - 146.03%
Expected life (in years)	0.6 - 4.6	4.7	0.8 - 4.9
Expected dividend yield	-	-	-
Number of warrants	75,757	474,266	550,664
Fair value	$215,853	$5,695,935	$3,125,393

    The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility in the Black-Scholes model is based on the standard deviation of the Company’s underlying stock price's daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

    The fair value of these warrant liabilities was $3,125,393 at December 31, 2012. The net change in fair value during the three months ended March 31, 2013 was $2,910,540, of which $2,786,395 is reported in our condensed consolidated statement of operations as an unrealized loss on the change in fair value of the warrant liabilities and $5,695,935 is a reclassification of the fair value of the warrant liabilities to stockholders’ equity in connection with the March 2013 exchange of certain Series B Warrants for 229,337 shares of Series C Convertible Preferred Stock (see note 3 “Stockholders’ Equity”).  The fair value of the warrant liabilities is re-measured at the end of every reporting period and upon the exercise and/or modification of warrants. The change in fair value is reported in the condensed consolidated statement of operations as an unrealized gain or loss on the change in fair value of the warrant liabilities.

    The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended March 31,
	2013	2012
Beginning balance	$3,125,393	$916,621
Issuance of new warrants	-	214,288
Unrealized loss (gain) on the warrant liabilities	2,786,395	(339,308)
Reclassification to stockholders’ equity	(5,695,935)	-
Ending balance	$215,853	$791,601

8.         Revenue Recognition

    Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured.  Royalty revenue is based upon our licensees’ net sales of covered products and recognized in the respective period.  On time and expense contracts revenue is recognized at contractually agreed-upon rates based upon direct labor hours expended and other direct costs incurred.  Revenue for fixed-price contracts is recognized under the proportional performance method based upon labor charged in relation to total expected labor charges.  Losses, if any, on contracts are recorded during the period when first determined.

9.         Net Loss Per Share

    Basic earnings and loss per share are computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  Diluted loss per share excludes the shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants from the calculation of net loss per share if their effect would be antidilutive.

    Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following numbers of shares into which preferred stock could have been converted and shares for which outstanding options and warrants could have been exercised during the three months ending March 31, 2013 and 2012:

	For the three months ended
	March 31, 2013	March 31, 2012
Convertible preferred stock	229,341	4
Warrants to purchase common stock	75,757	67,637
Non-vested restricted stock awards	122,500	-
Options to purchase common stock	7,163	2,425
Total	434,761	70,066

10.         Stock-Based Compensation

Stock Options

    The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award.  Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a four- to ten-year period.

    The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant.  The expected volatility assumption is based on the standard deviation of the Company’s underlying stock price’s daily logarithmic returns.  The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.  The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

    The Company recognized $1,072 in stock-based compensation expense during the three-month period ended March 31, 2013, relating to the vesting of stock options, and had $11,256 of unrecognized compensation, as of that date, which will be recognized over the 3.1 years.  For the three-month periods ended March 31, 2012, the Company recognized $2,672 in stock-based compensation expense.

    A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2013, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,163	$22.34	4.4
Granted	-	$-
Exercised	-	$-
Expired or forfeited	-	$-
Outstanding at March 31, 2013	7,163	$22.34	4.2	$-
Options exercisable at March 31, 2012	6,789	$21.36	4.2	$-

Restricted Stock Awards

    A restricted stock award entitles the recipient to receive shares of unrestricted common stock upon vesting of the award and expiration of the restrictions.  The fair value of each restricted stock award is determined upon granting of the shares and the related compensation expense is recognized ratably over the vesting period and charged to the operations as non-cash compensation expense.  Shares contained in the unvested portion of restricted stock awards are forfeited upon termination of employment, unless otherwise agreed.  The fair value of restricted stock issued under the Plan is determined based on the closing price of the Company’s common stock on the grant date.

    A summary of the restricted stock award activity for the three months ended March 31, 2013 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	122,500	$6.83
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2013	122,500	$6.83

    The Company incurred $3,072 and $0 in compensation expense during the three months ended March 31, 2013 and 2012, respectively, related to the restricted stock awards previously granted.  At March 31, 2013, unrecognized compensation expense associated with the restricted stock awards was $12,287, which will be amortized over approximately 1.0 year.

    At the end of December 2012, the Company entered into a Consulting Agreement with an entity wholly-owned by Mr. Kesner, then a member of the board of directors of the Company, pursuant to which the entity was issued 120,000 shares of common stock in exchange for it services.  The shares will vest if prior to December 31, 2017, the Company; (i) closes an acquisition either approved by the stockholders or in excess of $25 million; (ii) closes a private or public financing of at least $7.5 million; (iii) sells all or substantially all of its assets; or (iv) otherwise suffers a change in control.  In such an event, the affiliate shall also be entitled to a one-time payment of $250,000.  Expense is recognized upon satisfaction of the above contingencies.  No expense was recognized during the three months ended March 31, 2013.

11.         Commitments and Contingencies

    Leases

    The Company has commitments under an operating lease through March 31, 2018 relating to its administrative office in Bethesda, Maryland.   In addition, the Company entered into a lease agreement in February 2013 to lease 837 square feet of office space in Tysons Corner, Virginia.  The Virginia lease runs from March 1, 2013 through August 31, 2014.

    Future minimum rental payments required as of March 31, 2013, remaining under the non-cancelable leases are as follows:

Operating
Year Ending December 31,	Leases

2013	$134,755
2014	176,014
2015	165,427
2016	170,390
2017	175,502
2018	44,197
$866,285

The Bethesda, Maryland office lease contains step rent provisions, capital improvement funding, or other tenant allowances.  The Tysons Corner, Virginia office lease contains step rent provision.  Minimum rental payments including allowances on the leases are recognized on a straight-line basis over the term of the leases.  The Company incurred net operating lease rental expenses of approximately $39,473 and $32,616 for the three months ended March 31, 2013 and 2012, respectively.

         Related Party Transactions

    In January 2013, the Company entered into a Retention Agreement with its President, Dr. Robert A. Lodder, which provides that (i) Dr. Lodder will remain with the Company as an executive officer through June 30, 2013 and receive compensation at the rate previously provided to him and (ii) the Company will pay Dr. Lodder a severance of $233,398 as had been provided under the terms of his Employment Agreement, which was terminated under the terms of his Retention Agreement.
On February 27, 2013, Harvey J. Kesner, age 55, was appointed interim Chief Executive Officer of the Company.  Mr. Kesner currently serves as a member of the Board of Directors of the Company.

    Effective March 29, 2013, Spherix Incorporated (the “Company”) agreed to extend the term of the retention agreement with Robert L. Clayton as the Company’s Chief Financial Officer and Corporate Secretary through June 30, 2013 under the same terms as the December 2012 Retention Agreement.

12.         Subsequent Events

    The Company evaluated all events or transactions after March 31, 2013 through the date the condensed consolidated financial statements were issued.

Memorandum of Understanding with ChromaDex

    On May 2, 2013, the Company entered into a memorandum of understanding with ChromaDex Corp. to extend the commercial market for D-tagatose, extend the structure function claims for the GRAS food ingredient, and to optimize a new system of D-tagatose production.

Merger Agreement

    On April 2, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly owned subsidiary, Nuta Technology Corp., a Virginia corporation (“Nuta”), North South Holdings, Inc., a Delaware corporation ("North South"), the owner or assignee of certain patents, licenses and applications (the “North South Intellectual Property”), and the shareholders of North South (the "North South Shareholders"). Upon closing of the transaction contemplated under the Merger Agreement (the "Merger"), North South will merge with and into Nuta with Nuta as the surviving corporation.  Nuta will operate in the State of Virginia as the record owner of the North South Intellectual Property.  The closing of the Merger is subject to customary closing conditions, including the receipt of a fairness opinion that the Merger Consideration (as defined below) is fair to stockholders and the Company from a financial point of view, based on, among other things, the North South Intellectual Property assets, and the approval of the Company’s shareholders holding a majority of the outstanding voting capital of the Company to issue the Merger Consideration pursuant to NASDAQ listing standards.
Pursuant to the terms and conditions of the Merger, at the closing of the Merger, all issued and outstanding shares of North South’s capital stock will be converted into the right to receive an aggregate of 118,483 shares of the Company’s common stock, par value $0.0001 per share and 1,488,152 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), which is convertible into shares of the Company’s Common Stock on a one-for-ten basis (collectively with the 118,483 shares of Common Stock, the “Merger Consideration”).  Each holder of Series D Preferred Stock is entitled to vote on all shareholder matters, equal to the number of shares of Common Stock such shares are convertible into at such time, unless the holder is precluded from affecting the conversion taking into account beneficial ownership limitations and conversion limits as set forth in the Certificate of Designation.

    At the effective time of the Merger, from the Merger Consideration, 150,000 shares of the Series D Preferred Stock (the “Escrow Shares”) shall be delivered to an escrow agent and shall be held pursuant to an escrow agreement to secure the Company from certain claims that may arise with respect to the representations, warranties, covenants or indemnification obligations of the North South Shareholders for a period of twelve (12) months following the closing of the Merger.  The Escrow Shares are the sole remedy for indemnifiable losses payable under the Merger Agreement.

Option Grants

    On April 1, 2013, the Company’s board of directors adopted the Spherix Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and cash and equity-linked awards to certain management, directors, consultants and others.  The plan is subject to approval by the Company’s shareholders.

    The 2013 Plan authorizes approximately 17% or our fully-diluted Common Stock (2,800,000 shares) be reserved for issuance under the Plan, after giving effect to the shares of our capital stock issuable under the Merger.  On April 4, 2013, the Company issued 2,010,500 option shares to executives of the Company and certain outside consultants under the 2013 Plan, subject to shareholder approval of the 2013 Plan.  The total fair value of the options on the date of grant was approximately $11.2 million under the Black-Scholes model of valuing options.

    Set forth below is information relating to the option grants under the 2013 Plan.
			Exercise
Name		Number of Options	Price	Experation
Harvey Kesner	(1)	1,000,000	$7.08	4/1/2023
Douglas Brown	(2)	75,000	$7.08	4/1/2023
Edward Karr	(2)	75,000	$7.08	4/1/2023
Robert Vander Zander	(2)	75,000	$7.08	4/1/2023
Robert Clayton	(3)	5,000	$7.08	4/1/2023
Executive Group		1,230,000
Consultant	(4)	750,000	$7.08	4/1/2023
Consultant	(5)	25,000	$7.08	4/1/2023
Consultant	(6)	5,000	$7.08	4/1/2023
Other staff		500	$7.08	4/1/2023
Total		2,010,500

(1)
750,000 options vest in 4 equal semi-annual installments beginning on October 4, 2013 as long as the shareholders have approved the 2013 Plan.  Remaining 250,000 options are subject to certain performance conditions requiring the Company to achieve a VWAP of $12 per share for 30 out of 90 consecutive days prior to December 31, 2014 and provided Optionee remains a director.

(2)	Eligibility date of October 4, 2013, provided Optionee remains a director of Spherix through said date.
(3)	Eligibility effective immediately upon shareholder approval.
(4)
Eligibility upon the last to occur of (i) shareholder approval of Plan, (ii) closing of merger of North South Holdings, Inc. into Nuta Technology Corp, and (iii) Optionee’s employment as the Chief Executive Officer of Spherix.

(5)	Eligibility effective immediately upon shareholder approval.
(6)	Eligibility effective immediately upon shareholder approval.

Conversion of Preferred Stock

    In May 2013, 6,805 shares of the Company’s Series C Convertible Preferred Stock were converted to 6,805 shares of Common Stock, par value $0.0001, leaving 229,337 shares of Series C Convertible Preferred Stock outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Until the sale of Spherix Consulting, Inc. in December 2012, our principal segments have been Biospherics, our biotechnology research and development business, and Spherix Consulting, a technical and regulatory consulting business.  On December 3, 2012, the Company sold all of the stock of Spherix Consulting, Inc.  Accordingly, the operations of Spherix Consulting, Inc. are reported in the accompanying financial statements as discontinued operations in the Consolidated Statement of Operations.  In 2013, the Company formed a new wholly-owned subsidiary, Nuta Technology Corp.

    Following the sale of Spherix Consulting, the Company engaged in an examination of its business strategies and strategic alternatives.  The Company has determined to augment its biotechnology research and development business with a new business segment, monetization of intellectual property assets.  To that end, on April 2, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly owned subsidiary, Nuta and North South Holdings, Inc., a Delaware corporation ("North South"), the owner or assignee of certain patents, licenses and applications (the “North South Intellectual Property”), and the shareholders of North South (the "North South Shareholders"). Upon closing of the transaction contemplated under the Merger Agreement (the "Merger"), North South will merge with and into Nuta with Nuta as the surviving corporation.  Nuta will operate in the State of Virginia as the record owner of the North South Intellectual Property.  The closing of the Merger is subject to customary closing conditions, including the receipt of a fairness opinion that the Merger Consideration (as defined below) is fair to stockholders and the Company from a financial point of view, based on, among other things, the North South Intellectual Property assets, and the approval of the Company’s shareholders holding a majority of the outstanding voting capital of the Company to issue the Merger Consideration pursuant to NASDAQ listing standards.
Pursuant to the terms and conditions of the Merger, at the closing of the Merger, all outstanding shares of North South’s capital stock will be converted into the right to receive an aggregate of 118,483 shares of the Company’s common stock, par value $0.0001 per share and 1,488,152 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), which is convertible into shares of the Company’s Common Stock on a one-for-ten basis (collectively with the 118,483 shares of Common Stock, the “Merger Consideration”).

    The Company has filed a preliminary consent solicitation with the Securities and Exchange Commission (“SEC”) seeking shareholder approval of the issuance of the Merger Consideration.  Upon clearance by the SEC, the Company will forward the consent solicitation to the shareholders in an effort to obtain such approval.

    Biospherics has been active in efforts to develop pharmaceuticals.  Our strategy to achieve this development has been to:

•	utilize our clinical development experience to manage and drive drug candidates through the clinical development process to approval;
•	identify and explore licensing and partnership opportunities for drug candidates;
•	seek to acquire medically important drug candidates in early-stage to mid-stage clinical development; and
•	commercialize our drug candidates, either alone or more likely in partnership.

    We previously conducted a Phase 3 trial to determine efficacy of D-tagatose as a treatment for Type 2 diabetes and a Phase 2 Dose Range trial to evaluate the effectiveness of lower doses of D-tagatose in treating Type 2 diabetes.  In spite of favorable Phase 3 and Phase 2 results, in 2010 we determined that continued development of D-tagatose as a treatment for Type 2 diabetes required the involvement of a pharma partner with the resources needed to fund the rest of the development and bring it to market.  We believe we obtained favorable Phase III results and are seeking a Pharma or other partner to fund additional Phase III clinical trials and a cardiovascular safety study requested by the FDA, which could require substantial expenditures.

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
Biospherics and the University of Kentucky Research Foundation (‘UKRF”) have a License Agreement pursuant to which UKRF has granted Biospherics an exclusive worldwide license to commercialize certain compounds including SPX106.  Upon commercialization, UKRF is entitled to royalties generally equal to 3% of net sales.  UKRF has the right to terminate the license agreement if Biospherics fails to continue its commercialization efforts.

    In early May 2013, the Company announced that it will explore the prospects for a more efficient process for the production of D-tagatose with a goal of selling D-tagatose as a food ingredient.

    D-tagatose is a natural sweetener present in only small amounts in fruits and dairy products, but it can be commercially produced through an enzymatic process beginning with other natural sugars.  With the same bulk and sweetness of regular sugar (i.e., sucrose) and no after-taste, D-tagatose is an ideal solution for sweet and savory products.  D-tagatose has a documented prebiotic effect and a low caloric value of 1.5 kcal per gram.  D-tagatose has a glycemic and insulin index of only 3% of that of glucose.

    In the fourth quarter of 2012, Spherix entered into an agreement granting Fullife, India, an exclusive, royalty bearing license for the use of Spherix's clinical data and proprietary knowledge to support the marketing and dosing of D-tagatose and is supplying D-tagatose from its inventory.  Bio Foods, Chile, has exchanged a nonbinding term sheet with Spherix for D-tagatose’s introduction in Chile.  Spherix entered into a nondisclosure agreement with WIO SmartFoods LLC, Utah, and began selling D-tagatose for use in WIO SmartFoods product line. WIO certifies bariatric clinics and diet clinics to use its proprietary meal replacement plan to promote weight loss.  WIO focuses on helping people with the metabolic syndrome, which is characterized by obesity, diabetes, and atherosclerosis.  The Company is seeking to expand the structure function claims for D-tagatose make it more valuable than a simple artificial sweetener.

    The biggest problem with widespread adoption of tagatose is the cost of production.  ChromaDex has agreed to provide support in seeking more efficient scalable processes for the production of tagatose.  We selected ChromaDex in part in order to obtain the assistance of their principal investigator, the Director of New Technologies and Supply Chain Development, who brings 14 years of experience in business, operations, and R&D management to the task, and previously participated in the introduction of the Truvia® brand stevia artificial sweetener for Cargill Health and Nutrition.  ChromaDex also obtained a right of first refusal for marketing and selling the new D-tagatose.

    In late February, 2013, the Board of Directors appointed Harvey J. Kesner as interim Chief Executive Officer of the Company.

    In early March, 2013, we issued Series C Convertible Preferred Stock in exchange for certain warrants we issued in our November, 2012 private placement transaction.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenue

    During the three months ended March 31, 2013, the Company earned $4,000 from the sale of D-tagatose and $1,760 on royalties from an oil detection licensing agreement.  No substantial revenue is expected from the Biospherics segment until the Company is successful in selling or licensing its technology.

Research and Development

    Research and development (“R&D”) expenditures relate solely to the Biospherics segment and consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, and other expenses related to our efforts to develop SPX106T for use in lowering triglyceride and cholesterol levels.  We expense our research and development costs as they are incurred, including the Company’s supply of D-tagatose, of which the Company maintained an estimated 8 metric tons at March 31, 2013.  The decrease in R & D costs of $328,000 from $371,403 for the three months ended March 31, 2012 to $43,068 for the same period in 2013 reflects the completion of SPX106T preclinical studies in late 2012.

Selling, General and Administrative

    Our selling, general and administrative (“S,G&A”) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A increased $181,000 to $873,240 for the three months ended March 31, 2013 from $692,492 in the comparable prior year period.  Severance/retention expense for the continuing staff is being recognized evenly over the required performance period from the date of each agreement, with $288,000 recognized during the three months ended March 31, 2013 and none in the corresponding period in 2012.  This increase was partially offset by an otherwise general decrease in S,G&A spending during the first quarter of 2013.  The remaining $146,000 in severance/retention expense will be recognized during the second quarter of 2013.

Unrealized (Loss) Gain on the Change in Fair Value of Warrant Liabilities

    Unrealized (loss) gain on the change in fair value of warrant liabilities is the result of the change in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes option valuation method.  The change between years was the result of an increase in the Company’s stock price during the first quarter of 2013, which resulted in the unrealized loss in that period.

Interest

    Interest income for the three months ended March 31, 2013 was consistent with the prior year and primarily derived from interest earned on the net proceeds of our equity offerings.

Liquidity and Capital Resources

    We continue to incur ongoing administrative and other expenses, including public company expenses, without significant corresponding revenue.

    Until such time as we earn revenue from our pharmaceutical development business or from a new business venture, we intend to finance our activities through:

•	the current cash and cash equivalents on hand from our past equity offerings; and
•	additional funds we will seek to raise through the sale of additional securities in the future.

    Working capital was $3.1 million and $4.0 million at March 31, 2013 and December 31, 2012, and cash on hand was $3.4 million and $4.5 million, respectively.  Management believes that the cash on hand will be sufficient to sustain operations for at least the next twelve months, including payment of severances aggregating $146,000 in the second quarter of 2013.

    The Company cannot be assured that it will be able to attract an investor in our securities or raise the additional funds it will likely require in the future, that the Company will be able to obtain any required stockholder approval for such financings, or that the Company will be able to successfully complete additional offerings or sales of its securities.  If the Company is unable to raise needed additional funds to continue its business activities, it may be forced to cease business activities in which case the Company could also be required to terminate its operations and dissolve.

Item 4.  Controls and Procedures

Inherent Limitations on the Effectiveness of Controls

    Management, including our Interim Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act.  Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

    The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as of March 31, 2013.

    On February 27, 2013, Company management, in consultation with its Audit Committee, concluded that its previously issued consolidated financial statements for all periods since mid-November 2009 (collectively, the “Affected Periods”) could not be relied on because of a misapplication in the guidance regarding accounting for Warrants and should no longer be relied upon.  However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, or net cash flows from operating, investing and financing activities.

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

    The restatement resulted in non-cash adjustments to the financial statements, in all of the affected periods, and did not impact the amounts previously reported for the Company’s cash and cash equivalents, total assets, revenue, or net cash flows from operating, investing and financing activities.

    In addition to the above, the Company faces inherent limitations as a small company and including a one third reduction in the Company’s administrative staff in December 2012 and reduced use of outside vendors for assistance.   As a result, the research of complex accounting issues in a timely and thorough manner is challenging.  The Company also has limited segregation of duties within our accounting and financial reporting functions due to the Company’s small number of employees. Although we are aware that segregation of duties within our Company is limited, we believe that our internal control risks are mitigated by certain control mechanisms we have in place, including disbursement restrictions and reviews and approvals of substantially all of our major transactions by our Chief Financial Officer, and either our Interim Chief Executive Officers or our President.

         Changes in Internal Control over Financial Reporting

    During the period covered by this report, the Company has updated its policy for classifying and recording warrants.  There were no other changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.              Legal Proceedings

None.

Item 1A.                      Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2012, and the risk factors discussed in our Form 8-K filed April 4, 2013, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.              Unregistered Sale of Equity Securities

Warrant Exchange Agreement

    On March 6, 2013, the Company, and certain investors that participated in the November 2012 private placement transaction (“Investors”), entered into separate Warrant Exchange Agreements pursuant to which the Investors exchanged common stock purchase warrants acquired in the private placement transaction for shares of the Company’s newly designated Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one (1) share of Common Stock at the option of the holder, subject to certain limitations on conversions that would result in the Investors acquiring more than 4.99%/9.99% of the outstanding voting stock of the Company.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Certificate of Designation”).

    Pursuant to the Warrant Exchange Agreements, the Investors received in exchange for their warrants an aggregate of 229,337 shares of the Series C Convertible Preferred Stock, each convertible into one share of Common Stock for each share of Series C Convertible Preferred Stock.  The number of shares of Common Stock underlying the Series C Convertible Preferred Stock is the same number as would have been-issued upon a “cashless exercise” of the exchanged warrants under the terms of the warrants based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013, which was $12.6439 per share, as reported by Bloomberg.  The Company has agreed to register the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock on the same basis as the shares of Common Stock issued in the November 2012 private placement transaction.  Currently the Company is not obligated to file any registration statement for the Common Stock, or shares of Common Stock underlying the warrants, until requested by a majority of the Investors.

Item 6.              Exhibits

4.1	Rights Agreement dated as of December 31, 2012, between Spherix Incorporated and Equity Stock Transfer, LLC (incorporated by reference to Form 8-K filed January 30, 2013)
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series C Participating Preferred Stock (incorporated by reference to Form 8-K filed March 7, 2013)
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Participating Preferred Stock (incorporated by reference to Form 8-K filed April 4, 2013)
10.1	2013 Equity Incentive Plan (incorporated by reference Form 8-K filed April 4, 2013)
10.2	Warrant Exchange Agreement dated March 1, 2013 between the Company and certain investors (incorporated by reference to Form 8-K filed March 7, 2013)
31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date: May 20, 2013	By: /s/ Harvey J. Kesner
Harvey J. Kesner
Director and Interim Chief Executive Officer

Date: May 20, 2013	By: /s/ Robert L. Clayton
Robert L. Clayton, CPA
Chief Financial Officer and Treasurer and Corporate Secretary