Form 10-Q
period 2013-06-30
SPHERIX INC
filed 2013-08-19
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission file number   000-05576

SPHERIX INCORPORATED
 (Exact name of Registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7927 Jones Branch Drive, Suite 3125, Tysons Corner, VA 22102
(Address of principal executive offices)

703-992-9260
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.)  Yes [X]     No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]  Accelerated Filer [   ]  Non-accelerated Filer [   ]  Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2013
Common Stock, $0.0001 par value	1,204,045 shares

Spherix Incorporated
Form 10-Q
For the Quarter Ended June 30, 2013

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements (Unaudited except for the condensed consolidated balance sheet as of December 31, 2012, which was derived from the audited financial statements as of and for the year ended December 31, 2012)	1

	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2013 and 2012	1

	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	2

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and 2012	3

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities	15

Item 6.	Exhibits	16

Signatures		20

-i-

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$213	$-	$5,974	$-
Costs of Goods Sold	-	-	-	-
Gross profit	213	-	5,974	-

Operating expenses
Research and development expense	6,300	138,249	49,368	509,652
Selling, general and administrative expense	940,530	530,691	1,813,770	1,223,183
Total operating expenses	946,830	668,940	1,863,138	1,732,835

Loss from operations	(946,617)	(668,940)	(1,857,164)	(1,732,835)
Interest income	165	922	537	1,944
Fair value adjustments for warrant liabilities	139,347	342,884	(2,647,048)	682,192
Loss from continuing operations before taxes	(807,105)	(325,134)	(4,503,675)	(1,048,699)
Income tax expense	-	-	-	-
Loss from continuing operations	(807,105)	(325,134)	(4,503,675)	(1,048,699)

Discontinued operations
Loss from discontinued operations before taxes	-	(79,557)	-	(190,275)
Income tax expense	-	-	-	-
Loss from discontinued operations	-	(79,557)	-	(190,275)

Net loss	$(807,105)	$(404,691)	$(4,503,675)	$(1,238,974)

Net loss per share, basic and diluted
Continuing operations	$(1.14)	$(1.56)	$(6.44)	$(5.04)
Discontinued operations	$-	$(0.38)	$-	$(0.91)
Net loss per share, basic and diluted	$(1.14)	$(1.95)	$(6.44)	$(5.96)

Weighted average shares outstanding,
basic and diluted	705,631	207,989	699,614	207,989

See accompanying notes to financial statements.

Condensed Consolidated Balance Sheets

ASSETS	June 30, 2013 (Unaudited)	December 31, 2012
Current assets
Cash and cash equivalents	$3,019,894	$4,498,237
Other receivables	67	3,425
Prepaid expenses and other assets	70,102	100,474
Assets of segment held for sale	-	104,265
Total current assets	3,090,063	4,706,401

Property and equipment, net of of accumulated depreciation
of $325,241 and $308,386	2,519	24,009
Deposit	29,505	25,625
Total assets	$3,122,087	$4,756,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$373,768	$425,774
Accrued salaries and benefits	67,368	280,263
Liabilities of segment held for sale	5,102	25,040
Total current liabilities	446,238	731,077

Deferred rent	44,312	45,081
Warrant Liabilities	76,506	3,125,393
Total liabilities	567,056	3,901,551

Stockholders' equity
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series B: 1 Share issued and outstanding at June 30, 2013 and December 31,2012; liquidation preference $1,000 per share	-	-
Series C: 158,944 shares issued and outstanding at June 30, 2013 and none issued and outstanding at December 31,2012; liquidation preference $0.0001 per share	16	-
Series E: 100,000 shares issued and outstanding at June 30, 2013 and none issued and outstanding at December 31, 2012; liquidation preference $0.0001 per share	10	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 884,507 and 814,114 issued at June 30, 2013 and December 31, 2012, respectively; 884,106 and 813,713 outstanding at June 30, 2013 and December 31, 2012, respectively	89	82
Paid-in capital in excess of par value	42,834,595	36,630,406
Treasury stock at cost, 401 shares at June 30, 2013 and December 31, 2012, respectively	(464,786)	(464,786)
Accumulated deficit	(39,814,893)	(35,311,218)
Total stockholders' equity	2,555,031	854,484
Total liabilities and stockholders' equity	$3,122,087	$4,756,035

See accompanying notes to financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(4,503,675)	$(1,238,974)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value adjustments for warrant liabilities	2,647,048	(682,192)
Depreciation and amortization	21,490	33,943
Provision for doubtful accounts	-	(8,174)
Stock-based compensation	8,287	19,527
Changes in assets and liabilities:
Recievables	3,358	67,378
Prepaid expenses and other assets	26,492	285,039
Accounts payable, accrued expenses and accrued salaries and benefits	(264,901)	(285,549)
Deferred rent	(769)	(7,252)
Deferred revenue	-	32,404
Net cash provided by discontinued operations	84,327	17,636
Net cash used in operating activities	(1,978,343)	(1,766,214)

Cash flow from investing activities
Purchase of fixed assets	-	(1,599)
Net cash used in investing activities	-	(1,599)

Cash flow from financing activities
Proceeds from issuance of preferred stock	500,000	-
Proceeds from issuance of common stock, net	-	1,055,353
Net cash provided by financing activities	500,000	1,055,353

Net decrease in cash and cash equivalents	(1,478,343)	(712,460)
Cash and cash equivalents, beginning of period	4,498,237	4,911,350
Cash and cash equivalents, end of period	$3,019,894	$4,198,890

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non cash activity
Issuance of Convertible Preferred Stock - Series C in connection with exchange of warrants	$5,695,935	$-
Conversion of Convertible Preferred Stock - Series C into common stock	$7	$-

See accompanying notes to financial statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.  Business, Merger and Basis of Presentation

Business and Merger

    Until the sale of Spherix Consulting, Inc. in December 2012, the Company’s principal segments of Spherix Incorporated (the “Company”) have been Biospherics, our biotechnology research and development business, and Spherix Consulting, our technical and regulatory consulting business.  On December 3, 2012, the Company sold all of the stock of Spherix Consulting, Inc.  Accordingly, the operations of Spherix Consulting, Inc. are reported in the accompanying condensed consolidated financial statements as discontinued operations.  The Company is an intellectual property company that owns patented and unpatented intellectual property.  We were formed in 1967 as a scientific research company and for much of our history pursued drug development including through Phase III clinical studies which were discontinued in 2012.

    On December 27, 2012, the Company formed a new wholly-owned subsidiary, Nuta Technology Corp., (“Nuta”), which is incorporated in the state of Virginia. On April 2, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly owned subsidiary, Nuta, North South Holdings, Inc., a Delaware corporation ("North South"), the owner or assignee of certain patents, licenses and applications (the “North South Intellectual Property”), and the shareholders of North South (the "North South Shareholders"). Upon closing of the transaction contemplated under the Merger Agreement (the "Merger"), North South will merge with and into Nuta with Nuta as the surviving corporation. Nuta will operate as the record owner of the North South Intellectual Property. The closing of the Merger is subject to customary closing conditions, including the receipt of a fairness opinion that the Merger Consideration (as defined below) is fair to stockholders and the Company from a financial point of view, based on, among other things, the North South Intellectual Property assets, and the approval of the Company’s shareholders holding a majority of the outstanding voting capital stock of the Company as of the record date (July 10, 2013) to issue the Merger Consideration pursuant to NASDAQ listing standards.  See Note 12.

   Basis of Presentation

    The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of June 30, 2013, the consolidated results of its operations for the three-and six-month periods ended June 30, 2013 and 2012, and the consolidated results of its cash flows for the six-month periods ended June 30, 2013 and 2012. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure, for the year ended December 31, 2012.

    The accompanying condensed consolidated financial statements include the accounts of Spherix Incorporated and its wholly-owned subsidiaries, Biospherics Incorporated and Nuta Technology Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.         Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

The Company intends to finance its activities through:

•	completing the Merger with North South,
•	managing current cash and cash equivalents on hand from our past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future,
•	increasing revenue from inventory and asset sales, the monetization of its patent portfolios, license fees, and new business ventures.

Working capital was $2,643,825 and $3,975,324 at June 30, 2013 and December 31, 2012, respectively and, cash on hand was $3,019,894 and $4,498,237, respectively.   In addition, on August 16, 2013, the Company obtained the approval a majority of our shareholders necessary to complete the Merger with North South.  Closing of the Merger is subject only to the expiration of the statutory twenty (20) calendar day period, which will expire on September 2, 2013.  At closing, the Company will be relieved of $500,000 of indebtedness through an interparty cancellation of the North South Note, and the North South cash balance (a minimum of $2.0 million) will become available for the operations of the Company.   The Company used the proceeds of the North South Note to fund certain expenses incurred in connection with the North South Merger.
Management believes that the approval that the Company received to complete the acquisition of North South is currently critical to the realization of its business plans. Management anticipates that the acquisition of North South will enable the Company to improve its financial condition and provide opportunities for the Company to generate revenue and operating cash flows by monetizing North South’s portfolio of patents.

Management does not foresee any circumstances that would preclude the Company from completing the Merger upon the completion of the required waiting period.  Notwithstanding management’s expectation, management further believes that should the Company not consummate the Merger with North South that the Company sufficient resources to continue its current operations through at least July 1, 2014, which would include the Company pursuing its current intention to either merger with or acquire one or more businesses with the intention of increasing our shareholder value.

3. Stockholders’ Equity

    Warrant Exchange Agreement

On March 6, 2013, the Company, and certain investors that participated in the November 2012 private placement transaction (“Investors”), entered into separate Warrant Exchange Agreements pursuant to which certain Investors exchanged common stock purchase warrants acquired in the private placement for shares of the Company’s newly designated Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one (1) share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the option of the holder, subject to certain limitations on conversions that would result in the Investors acquiring more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) of the outstanding voting stock of the Company.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Certificate of Designation”).    The liquidation preference of the Series C Convertible Preferred Stock is $0.0001 per share.

    Pursuant to the Warrant Exchange Agreements, certain Investors received in exchange for their warrants an aggregate of 229,337 shares of the Series C Convertible Preferred Stock, each convertible into one share of Common Stock for each share of Series C Convertible Preferred Stock.  The number of shares of Common Stock underlying the Series C Convertible Preferred Stock is the same number as would have been-issued upon a “cashless exercise” of the exchanged warrants under the terms of the warrants based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013, which was $12.6439 per share, as reported by Bloomberg.  The Company has agreed to register the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock on the same basis as the shares of Common Stock issued in the November 2012 private placement transaction.  Currently the Company is not obligated to file any registration statement for the Common Stock, or shares of Common Stock underlying the warrants, until requested by a majority of the Investors, unless an exemption under the Rule 144 of the Securities Act of 1933, as amended, is available.  As of June 30, 2013, investors converted 70,393 shares of the Series C Convertible Preferred Stock into 70,393 shares of common stock.

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

       Series E Convertible Preferred Stock

On June 25, 2013, the Company sold 100,000 shares of its newly designated Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to North South Holdings, Inc. for a purchase price of $5.00 per share with gross proceeds to the Company of $500,000 pursuant to a subscription agreement (the “Subscription Agreement” and the transaction, the “Private Placement”).  These securities were sold pursuant to an exemption from registration under Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of the securities laws.  Each share of Series E Preferred Stock is convertible, at the option of the holder at any time, into one (1) share of the Company’s Common Stock and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   North south is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series E Preferred Stock.

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

5.  Concentrations of Credit Risk

The Company maintains cash balances at two financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2013, the Company’s cash and cash equivalents in excess of the FDIC limits were $2,518,892.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.
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

    Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at June 30, 2013 using
	June 30 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant liabilities	$76,506	–	–	$76,506

	Fair value measurements at December 31, 2012 using
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant liabilities	$3,125,393	–	–	$3,125,393

    Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Principal Accounting Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Principal Accounting Officer.

    Level 3 Valuation Techniques

    Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

    The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

    A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the warrant liabilities are recorded in “Fair value adjustments for warrant liabilities” in the Company’s condensed consolidated statements of operations.

    As of June 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

    Liabilities resulting from the Warrants issued in connection with the Company’s financing were valued using the Black-Scholes option valuation model and the following assumptions on the following:
	June 30,	December 31,
	2013	2012
Warrants:
Risk-free interest rate	0.10% - 1.04%	0.16% - 0.72%
Expected volatility	1.41-106.35%	91.79% - 146.03%
Expected life (in years)	0.3-4.4	0.8 - 4.9
Expected dividend yield	-	-
Number of warrants	75,757	550,664
Fair value	$76,506	$3,125,393

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

The fair value of these warrant liabilities was $3,125,393 at December 31, 2012. The net change in fair value during the six months ended June 30, 2013 was $3,048,887, of which $2,647,048 is reported in our condensed consolidated statement of operations as fair value adjustments for warrant liabilities and $5,695,935 as a reclassification of the fair value of the warrant liabilities to stockholders’ equity in connection with the March 2013 exchange of certain Series B Warrants for 229,337 shares of Series C Convertible Preferred Stock (see note 3 “Stockholders’ Equity”).  The fair value of the warrant liabilities is re-measured at the end of every reporting period and upon the exercise and/or modification of warrants.  The change in fair value is reported in the condensed consolidated statement of operations as fair value adjustments for warrant liabilities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended June 30:
	2013	2012
Beginning balance	$3,125,393	$916,621
Issuance of new warrants	-	214,288
Fair value adjustments for
warrant liabilities	2,647,048	(682,192)
Reclassification to
stockholders’ equity	(5,695,935)	-
Ending balance	$76,506	$448,717

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

    Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share at June 30, 2013 and 2012, are as follows:
	June 30, 2013	June 30, 2012
Convertible preferred stock	258,945	4
Warrants to purchase common stock	75,757	67,637
Non-vested restricted stock awards	120,250	-
Options to purchase common stock	6,663	2,425
Total	461,615	70,066

10.  Stock-Based Compensation

    Stock Options

    The Company accounts for share-based payment awards exchanged for employee services at the estimated grant date fair value of the award.  Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a four- to ten-year period.

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

    The Company recognized $2,144 in stock-based compensation expense during the six-month period ended June 30, 2013, relating to the vesting of stock options, and had no unrecognized compensation, as of that date.  For the six-month periods ended June 30, 2012, the Company recognized $20,000 in stock-based compensation expense.

    A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2013, is presented below:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,163	$22.34	4.4
Granted	-	$-
Exercised	-	$-
Expired or forfeited	(500)	$-
Outstanding at June 30, 2013	6,663	$21.01	4.0	$-
Options exercisable at June 30, 2013	6,663	$21.01	4.0	$-

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

    A summary of the restricted stock award activity for the six months ended June 30, 2013 is as follows:
	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	122,500	$6.83
Granted	-
Vested	-
Forfeited	(2,000)
Nonvested at June 30, 2013	120,500	$6.83

    The Company incurred $6,143and none in compensation expense during the six months ended June 30, 2013 and 2012, respectively, related to the restricted stock awards previously granted.  At June 30, 2013, unrecognized compensation expense associated with the restricted stock awards was $1,024, which will be amortized over approximately 0.75 year.

    At the end of December 2012, the Company entered into a Consulting Agreement with an entity wholly-owned by Mr. Harvey Kesner, a member of the board of directors and Interim Chief Executive Officer of the Company, pursuant to which the entity was issued 120,000 shares of common stock in exchange for its services.  The shares will vest if prior to December 31, 2017, the Company; (i) closes an acquisition either approved by the stockholders or in excess of $25 million; (ii) closes a private or public financing of at least $7.5 million; (iii) sells all or substantially all of its assets; or (iv) otherwise undergoes a change in control.  In such an event, the affiliate shall also be entitled to a one-time payment of $250,000.  Expense is recognized upon satisfaction of the above contingencies.  No expense was recognized during the six months ended June 30, 2013.

    Proposed 2013 Plan

    In April 2013, the Company’s board of directors adopted the Spherix Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and cash and equity-linked awards to certain management, directors, consultants and others.  The plan is subject to approval by the Company’s shareholders.

    The 2013 Plan authorizes approximately 15% or our fully-diluted Common Stock (2,800,000 shares) be reserved for issuance under the Plan, after giving effect to the shares of our capital stock issuable under the Merger.  On April 4, 2013, the Company issued 2,005,500 option shares to executives of the Company and certain outside consultants under the 2013 Plan, subject to shareholder approval of the 2013 Plan.  The total fair value of the options on the date of grant was approximately $11.2 million under the Black-Scholes model of valuing options.

Set forth below is information relating to the option grants under the 2013 Plan which are subject to shareholder approval and have therefore not yet been recognized for accounting purposes.

Name		Number of Options	Exercise Price	Expiration
Harvey Kesner	(1)	1,000,000	$7.08	4/1/2023
Douglas Brown	(2)	75,000	$7.08	4/1/2023
Edward Karr	(2)	75,000	$7.08	4/1/2023
Robert Vander Zander	(2)	75,000	$7.08	4/1/2023
Executive Group		1,225,000
North South CEO	(3)	750,000	$7.08	4/1/2023
Consultant	(4)	25,000	$7.08	4/1/2023
Consultant	(5)	5,000	$7.08	4/1/2023
Other staff		500	$7.08	4/1/2023
Total		2,005,500

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

(4)	Eligibility effective immediately upon shareholder approval.
(5)	Eligibility effective immediately upon shareholder approval.

The Company would record compensation cost over the contractual service or vesting period based on the fair value of the award on the date of grant.

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

    Future minimum rental payments required as of June 30, 2013, remaining under the non-cancelable leases are as follows:

Year Ending December 31,	Operating Leases

2013	$89,637
2014	176,014
2015	165,427
2016	170,390
2017	175,502
2018	44,197
$821,167

    The Bethesda, Maryland office lease contains step rent provisions, capital improvement funding, or other tenant allowances.  The Tysons Corner, Virginia office lease contains step rent provision.  Minimum rental payments including allowances on the leases are recognized on a straight-line basis over the term of the leases.  The Company incurred net operating lease rental expenses of approximately $72,042 and $78,724 for the six months ended June 30, 2013 and 2012, respectively.

12.  Related Party Transactions

On April 2, 2013, the Company entered into the "Merger Agreement" with its wholly owned subsidiary, Nuta, North South, the owner or assignee of certain patents, licenses and applications (the “North South Intellectual Property”), and the shareholders of North South (the "North South Shareholders"). Upon closing of the transaction contemplated under the Merger Agreement (the "Merger"), North South will merge with and into Nuta with Nuta as the surviving corporation. Nuta will operate as the record owner of the North South Intellectual Property. The closing of the Merger is subject to customary closing conditions, including the receipt of a fairness opinion that the Merger Consideration (as defined below) is fair to stockholders and the Company from a financial point of view, based on, among other things, the North South Intellectual Property assets, and the approval of the Company’s shareholders holding a majority of the outstanding voting capital stock of the Company as of the record date (July 10, 2013) to issue the Merger Consideration pursuant to NASDAQ listing standards.

On August 16, 2013, we had obtained the approval a majority of our shareholders necessary to complete the Merger with North South. Closing of the Merger is subject only to the expiration of the statutory twenty (20) calendar day period, which will expire on September 2, 2013.

  Upon the closing of the Merger, the existing shareholders of the Company will hold approximately 91.6% of the issued and outstanding Common Stock of the Company and the shareholders of North South will hold approximately 8.4% of the outstanding Common Stock of the Company (without regard to any conversions, beneficial ownership or conversion limitations contained therein).

The transaction will be accounted for using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and uses the fair value concepts defined in ASC Topic 820, Fair Value Measurement.  Under the acquisition method of accounting, the assets acquired and liabilities assumed will be recorded as of the completion of the acquisition of North South, primarily at their respective fair values and added to those of the Company. Financial statements and reported results of operations of the Company issued after completion of the acquisition of North South will reflect these values, but will not be retroactively restated to reflect the historical financial position or results of operations of North South.

    Pursuant to the terms and conditions of the Merger, at the closing of the Merger, all issued and outstanding shares of North South’s capital stock will be converted into the right to receive an aggregate of 118,483 shares of the Company’s common stock, par value $0.0001 per share and 1,488,152 shares of the Company’s Series D Convertible Preferred , which is convertible into shares of the Company’s Common Stock on a one-for-ten basis (collectively with the 118,483 shares of Common Stock, the “Merger Consideration”). Each holder of Series D Preferred Stock is entitled to vote on all shareholder matters, equal to the number of shares of Common Stock such shares are convertible into at such time, unless the holder is precluded from affecting the conversion taking into account beneficial ownership limitations and conversion limits as set forth in the Certificate of Designation.
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

At the effective time of the Merger, 100,000 shares of the Company’s Series E Convertible Preferred held by North South will be retired.

13.  Subsequent Events

    The Company evaluated all events or transactions after June 30, 2013 through the date the condensed consolidated financial statements were issued.

On July 24, 2013, the Company closed on the acquisition of a group of patents in the mobile communication sector (the “Purchased Patents”) from Rockstar Consortium US LP, a Delaware limited partnership (“Rockstar”).  In consideration for the Purchased Patents, the Company paid an aggregate $3 million in consideration to Rockstar, which consisted of a $2 million cash payment and $1million of the Company’s common stock (176,991 shares at $5.65 per share).  The Shares are subject to a lock-up agreement, subject to certain leak-out provisions, which shall expire on the earlier of (i) six months from the issuance of the Shares and (ii) the date that the Company’s Common Stock achieves a trading volume of at least 50,000 shares per day and a closing price of at least $15 per share for a period of five consecutive days.  The Company has agreed to file a registration statement covering the resale of the Shares with the Securities and Exchange Commission (the “SEC”) within thirty (30) days of the closing of the acquisition and to use its best efforts to cause such registration statement to be declared effective by the SEC within one hundred and twenty (120) days from closing. Rockstar will also be entitled to receive a percentage of future profits after recovery of patent monetization costs and an initial priority return on investment to the Company.

On August 6, 2013, the Company sold a promissory note in the principal amount of $500,000 (the “Note”) to North South Holdings, Inc. pursuant to the terms of a Note Purchase Agreement (the “Note Purchase Agreement”) with gross proceeds to the Company of $500,000.  The Note accrues interest at the rate of 0.25% per annum and is due and payable twenty four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.  The foregoing is a summary description of the terms and conditions of the sale of the Note and the Note Purchase Agreement and does not purport to be complete and is qualified in its entirety by reference to the Note Purchase Agreement and the form of Note.  At the effective time of the Merger the Note will be retired.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    Overview

    We are an intellectual property company that owns patented and unpatented intellectual property.  We were formed in 1967 as a scientific research company and for much of our history pursued drug development including through Phase III clinical studies which were discontinued in 2012.  We are exploring opportunities to extend our expertise in D-Tagatose drug development to sports and nutritional supplement products relying on this natural sweetener as a GRAS ingredient.

    Through our recently announced acquisition of seven patents from Rockstar Consortium US, LP and planned acquisition of patents issued to Harris Corporation we intend to expand our activities in wireless communications and telecommunication sectors including antenna technology, Wi-Fi, base station functionality, and cellular.

    Using our patented technologies we employ strategies seeking to permit us to derive value from licensing, commercialization, settlement and litigation from our patents.  We intend to continue to seek to obtain patents from inventors and patent owners to monetize patent portfolios.

Revenue

During the six months ended June 30, 2013, the Company earned $4,000 from the sale of D-Tagatose and $1,973 on royalties from a licensing agreement.  No substantial revenue is expected from our sports and nutritional supplement efforts until we are successful in selling or licensing our technology or there is a commercial market developed by us or in collaboration with others.  Revenue from continuing operations for the three months ended June 30, 2013 and 2012 was insignificant.

Research and Development

Research and development (“R&D”) expenditures consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, and other expenses related to our drug development efforts.  We expense our research and development costs as they are incurred, including the Company’s supply of D-Tagatose, of which the Company held an estimated 8 metric tons at June 30, 2013.  The decrease in R&D costs reflects the completion of SPX106T preclinical studies in late 2012.  Research and development costs for the three month and six month periods ended June 30, 2012, were $138,249 and $509,652, respectively.

Selling, General and Administrative

Our selling, general and administrative (“S,G&A”) expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including facilities-related expenses.  S,G&A increased $245,749 to $1,813,770 for the six months ended June 30, 2013 from $1,568,021 in the comparable prior year period, principally as a result of contractually required severance, separation and retention payments, intellectual property consulting services and costs associated with the merger with North South.  S,G&A for the three month period ended June 30, 2013, were $940,530 versus $530,691 for the three month period ended June 30, 2012, for the same reasons.

Fair Value Adjustments for Warrant Liabilities

Fair value adjustments for warrant liabilities is the result of the change in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes option valuation method.  The change from the beginning of the year was the result of a decrease in the Company’s stock price during the first six months 2013, which resulted change of fair value for this period.  The increase in the Company’s stock price led to the opposite result in the same six month period ended June 30, 2012.

Interest

    Interest income for the six months ended June 30, 2013 was consistent with the prior year and primarily derived from interest earned on bank and financial institutions from deposits of the net proceeds of our equity offerings.

Liquidity and Capital Resources

    The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

The Company intends to finance its activities through:

•	completing the Merger with North South,
•	managing current cash and cash equivalents on hand from our past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future,
•	increasing revenue from inventory and asset sales, the monetization of its patent portfolios, license fees, and new business ventures.

Working capital was $2,643,825 and $3,975,324 at June 30, 2013 and December 31, 2012, respectively and, cash on hand was $3,019,894 and $4,498,237, respectively.   In addition, on August 16, 2013, the Company obtained the approval a majority of our shareholders necessary to complete the Merger with North South.  Closing of the Merger is subject only to the expiration of the statutory twenty (20) calendar day period, which will expire on September 2, 2013.  At closing, the Company will be relieved of $500,000 of indebtedness through an interparty cancellation of the North South Note, and the North South cash balance (a minimum of $2.0 million) will become available for the operations of the Company.   The Company used the proceeds of the North South Note to fund certain expenses incurred in connection with the North South Merger.

    Management believes that the approval that the Company received to complete the acquisition of North South is currently critical to the realization of its business plans. Management anticipates that the acquisition of North South will enable the Company to improve its financial condition and provide opportunities to for the Company to generate revenue and operating cash flows by monetizing North South’s portfolio of patents.

Management does not foresee any circumstances that would preclude the Company from completing the Merger upon the completion of the required waiting period.  Notwithstanding management’s expectation, management further believes that should the Company not consummate the Merger with North South that the Company sufficient resources to continue its current operations through at least July 1, 2014, which would include the Company pursuing its current intention to either merger with or acquire one or more businesses with the intention of increasing our shareholder value.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Not required for smaller reporting companies.

Item 4.  Controls and Procedures

    Disclosure Controls and Procedures

    We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

    With respect to the quarterly period ended June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

    Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address it to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

    Changes in Internal Control over Financial Reporting:

    Please see above “Disclosure Controls and Procedures” as to the changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    On June 28, 2013, Robert Clayton resigned from his position as Chief Financial Officer, Treasurer and Corporate Secretary and all positions held with the Company’s subsidiaries.  Mr. Clayton did not resign due to any disagreement with the Company or its management regarding any matters relating to the Company’s operations, policies or practices.  Our Interim Chief Executive Officer has been appointed as the Company’s interim principal accounting officer at this time.

Part II.  Other Information

Item 1.  Legal Proceedings

    None.

Item 1A.  Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2012, and the risk factors discussed in our Schedule 14A filed July 31, 2013, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sale of Equity Securities

    On June 25, 2013, Spherix Incorporated (the “Company”) sold 100,000 shares of newly designated Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to an accredited investor for a purchase price of $5.00 per shares with gross proceeds to the Company of $500,000 pursuant to a subscription agreement (the “Subscription Agreement” and the transaction, the “Private Placement”).  Each share of Series E Preferred Stock is convertible, at the option of the holder at any time, into one (1) share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series E Preferred Stock.  The foregoing description of the Private Placement does not purport to be complete and is qualified in its entirety by reference to the complete text of (i) the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (ii) the form of Subscription Agreement.  The securities described above were all sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act, were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Item 6.  Exhibits

10.01	Patent Purchase Agreement between Spherix Incorporated and Rockstar Consortium US LP (redacted)**
31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
** Subject to a confidentiality treatment request.

Signatures

    Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: August 19, 2013	/s/ Harvey Kesner
Harvey Kesner Director, Interim Chief Executive Officer and Principal Accounting Officer