Form 10-Q
period 2013-09-30
SPHERIX INC
filed 2013-11-14
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2013

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
Large Accelerated Filer [   ]  Accelerated Filer [   ]  Non-accelerated Filer [   ]  Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2013
Common Stock, $0.0001 par value	2,429,904 shares

Spherix Incorporated
Form 10-Q
For the Quarter Ended September 30, 2013

Index
		Page No.
Part I. Financial Information

Item 1.	Financial Statements (Unaudited except for the condensed consolidated balance sheet as of December 31, 2012, which was derived from the audited financial statements as of and for the year ended December 31, 2012)	1

	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2013 and 2012	2

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012	3

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities	23

Item 6.	Exhibits	24

Signatures

-i-

Part I.  Financial Information
Item 1.  Financial Statements
SPHERIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash	$2,541,743	$4,498,237
Other receivables	-	3,425
Prepaid expneses and other assets	51,074	100,474
Assets of segment held for sale	-	104,265
Total current assets	2,592,817	4,706,401

Other assets
Property and equipment, net of accumulated depreciation of $332,395 and $308,386	-	24,009
Patent portfolio, net of accumulated amortization of $133,785 and $0	4,967,911	-
Deposit	29,505	25,625
Goodwill	1,711,883	-
Total assets	$9,302,116	$4,756,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$486,136	$425,774
Accrued salaries and benefits	48,505	280,263
Accrued patent costs	1,000,000	-
Liabilities of segment held for sale	2,551	25,040
Total current liabilities	1,537,192	731,077

Deferred rent	45,008	45,081
Warrant liabilities	39,923	3,125,393

Total liabilities	1,622,123	3,901,551

Commitments and contingencies

Stockholders' equity
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized;
Series A: No shares issued and outstanding, at September 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	-	-
Series B: 1 share issued and outstanding, at September 30, 2013 and December 31, 2012; liquidation preference $1,000 per share	-	-
Series C: 1 and no shares issued and outstanding, at September 30, 2013 and December 31, 2012; liquidation preference $0.0001 per share	-	-
Series D: 1,379,685 and no shares issued and outstanding, at September 30, 2013 and December 31, 2012; liquidation preference $0.0001 per share	138	-
Series E: No shares issued and outstanding, at September 30, 2013 and December 31, 2012; liquidation preference $0.0001 per share	-	-
Series F: No shares issued and outstanding, at September 30, 2013 and December 31, 2012; liquidation preference $0.0001 per share	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 2,430,305 and 814,114 shares issued at September 30, 2013 and December 31, 2012, respectively; 2,429,904 and 813,713 shares outstanding at September 30, 2013 and December 31, 2012, respectively	244	82
Additional paid in capital	57,239,275	36,630,406
Treasury stock at cost, 401 shares at September 30, 2013 and December 31, 2012, respectively	(464,786)	(464,786)
Accumulated deficit	(49,094,878)	(35,311,218)

Total stockholders' equity	7,679,993	854,484

Total liabilities and stockholders' equity	$9,302,116	$4,756,035

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2013 (Unaudited)	For the Three Months Ended September 30, 2012 (Unaudited)	For the Nine Months Ended September 30, 2013 (Unaudited)	For the Nine Months Ended September 30, 2012 (Unaudited)
Revenues	$1,837	$16,710	$7,811	$16,710

Operating costs and expernses
Costs of revenues
Amortization of patents	133,785	-	133,785	-
Compensation and compensation related expenses (including stock based compensation)	6,392,503	-	7,129,025	-
Research and development expenses	9,648	107,817	9,648	617,469
Professional fees	2,139,977	-	2,867,945	-
Rent	60,433	-	132,475	-
Depreciation expense	2,519	-	24,009	-
Other selling, general and administrative expenses	579,740	542,538	884,858	1,765,721

Total operating expenses	9,318,605	650,355	11,181,745	2,383,190

Operating loss	(9,316,768)	(633,645)	(11,173,934)	(2,366,480)

Loss from operations
Interest income	202	830	739	2,774
Fair value adjustments for warrant liabilities	36,583	58,413	(2,610,465)	740,605

Loss from continuing operations before taxes	(9,279,983)	(574,402)	(13,783,660)	(1,623,101)
Income tax expense	-	-	-	-

Loss from continuing operations	(9,279,983)	(574,402)	(13,783,660)	(1,623,101)

Discontinued operations
Loss from discontinued operations before tax	-	(133,148)	-	(323,423)
Income tax expense	-	-	-	-
Loss from discontinued operations	-	(133,148)	-	(323,423)

Net loss	$(9,279,983)	$(707,550)	$(13,783,660)	$(1,946,524)

Net loss per share, basic and diluted
Continuing operations	$(6.93)	$(2.76)	$(14.43)	$(8.09)
Discontinued operations	$-	$(0.64)	$-	$(1.61)

Net loss per share, basic and diluted	$(6.93)	$(3.40)	$(14.43)	$(9.70)

Weighted average shares outstanding, basic and diluted	1,339,300	207,806	955,292	200,547

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(13,783,660)	$(1,946,524)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for doubtful accounts	-	(8,174)
Depreciation	24,009	50,936
Fair value adjustments for warrant liabilities	2,610,465	(740,605)
Stock based compensation	7,402,485	40,350
Amortization of patent portfolio	133,785	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	60,023	316,041
Accounts receivable	-	103,746
Other receivables	3,425	-
Accounts payable, accrued expenses and accrued salaries and benefits	(171,396)	(151,994)
Deferred payables	(73)	5,206

Net cash used in continuing operations	(3,720,937)	(2,331,018)
Net cash provided by discontinued operations	81,776	17,636
Net cash used in operating activities	(3,639,161)	(2,313,382)

Cash flows from investing activities
Cash acquired in acquisition of North South	2,684,363	-
Purchase of property and equipment	-	(1,599)
Purchase of patent portfolio	(2,001,696)	-

Net cash provided by (used in) investing activities	682,667	(1,599)

Cash flows from financing activities
Proceeds from issuance of note payable	500,000	-
Proceeds received from issuance of preferred stock	500,000	1,055,353
Reverse stock split fractional share payment	-	(1,685)

Net cash provided by financing activiites	1,000,000	1,053,668

Net decrease in cash	(1,956,494)	(1,261,313)
Cash at beginning of period	4,498,237	4,911,350
Cash at end of period	$2,541,743	$3,650,037

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non cash activity
Issuance of Convertible Preferred Stock - Series C in connection with exchange of warrants	$5,695,935	$-
Conversion of Convertible Preferred Stock - Series C into common stock	$23	$-
Issuance of common stock in connection with cashless exercise of warrants	$1	$-
Issuance of common stock in connection with acquisition of patent portfolio	$1,000,000	$-
Accrued patent costs	$1,000,000	$-

Acquisition of North South Holdings:
Prepaid expenses	$(14,503)	$-
Patent portfolio	(1,100,000)	-
Goodwill	(1,711,883)	-
Common and preferred stock issued	5,510,749	-
Cash acquired in acquisition of North South	$2,684,363	$-

See accompanying notes to condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.         Business, Merger and Basis of Presentation

Business and Merger

Until the sale of Spherix Consulting, Inc. in December 2012, the Company’s principal segments of Spherix Incorporated (the “Company”) have been Biospherics, the biotechnology research and development business, and Spherix Consulting, the technical and regulatory consulting business.  On December 3, 2012, the Company sold all of the stock of Spherix Consulting, Inc.  Accordingly, the operations of Spherix Consulting, Inc. are reported in the accompanying condensed consolidated financial statements as discontinued operations.  We were formed in 1967 as a scientific research company and for much of our history pursued drug development including through Phase III clinical studies which were discontinued in 2012. The Company has shifted its focus during 2013 and is now an intellectual property company that owns patented and unpatented intellectual property.

On December 27, 2012, the Company formed a new wholly-owned subsidiary, Nuta Technology Corp., (“Nuta”), which is incorporated in the state of Virginia. On April 2, 2013, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with its wholly owned subsidiary, Nuta, North South Holdings, Inc., a Delaware corporation ("North South"), the owner or assignee of certain patents, licenses and applications (the “North South Intellectual Property”), and the shareholders of North South (the "North South Shareholders"). On September 10, 2013 the transaction contemplated under the Merger Agreement was completed (the “Merger”). At closing, North South merged with and into Nuta with Nuta as the surviving corporation.  Nuta will continue its operations in the State of Virginia as the record owner of the North South’s intellectual property. Pursuant to the terms and conditions of the Merger, at the closing of the Merger, all of North South’s 5,213 issued and outstanding shares of common stock were converted into an aggregate of 1,203,153 shares of  the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and all of North South’s 491 issued and outstanding shares of Series A Preferred Stock and 107 issued and outstanding shares of Series B Preferred Stock were converted into an aggregate of 1,379,685 shares of the Company's Series D Convertible Preferred Stock, par value $0.0001 per share, which is convertible into shares of the Company’s common stock on a one-for-ten basis (collectively with the 1,203,153 common shares of the Company, the “Merger Consideration”).

The closing of the Merger was subject to customary closing conditions, including the receipt of a fairness opinion that the Merger Consideration is fair to stockholders and the Company from a financial point of view, based on, among other things, the North South Intellectual Property assets, and the approval of the Company’s shareholders holding a majority of the outstanding voting capital stock of the Company as of the record date (July 10, 2013) to issue the Merger Consideration pursuant to NASDAQ listing standards.

On July 24, 2013, the Company purchased a group of patents in the mobile communication sector (the “Purchased Patents”) from Rockstar Consortium US LP, a Delaware limited partnership (“Rockstar”) at a contractual price of $4,000,000.  In consideration for the Purchased Patents, the Company paid an aggregate $3,000,000 in consideration to Rockstar, which consisted of a $2,000,000 cash payment and 176,991 shares of common stock accepted by the seller in settlement of the $1,000,000 remaining balance of the Company’s common stock (176,991 shares at $5.65 per share).  The Shares are subject to a lock-up agreement, subject to certain leak-out provisions, which shall expire on the earlier of (i) six months from the issuance of the shares or (ii) the date that the Company’s Common Stock achieves a trading volume of at least 50,000 shares per day and a closing price of at least $15 per share for a period of five consecutive days.  The Company has filed a registration statement covering the resale of the shares issued to Rockstar with the Securities and Exchange Commission (the “SEC”) on September 5, 2013.  On the anniversary of one year and one day after the Company files its first complaint against a defendant with any one or more of the patents acquired in this transaction, the Company shall deliver $1,000,000 to Rockstar. The initial complaint was filed on August 30, 2013, and at that time the additional $1,000,000 was accrued and included in patent portfolio on the condensed consolidated balance sheet.

Rockstar will also be entitled to receive a percentage of future profits after recovery of patent monetization costs and an initial priority return on investment to the Company.

Basis of Presentation and Principles of Consolidation

    The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements.  In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of September 30, 2013, the consolidated results of its operations for the three-and nine-month periods ended September 30, 2013 and 2012, and the consolidated results of its cash flows for the nine-month periods ended September 30, 2013 and 2012. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure, for the year ended December 31, 2012.

The accompanying condensed consolidated financial statements include the accounts of Spherix Incorporated and its wholly-owned subsidiaries, Biospherics Incorporated and Nuta Technology Corp.  Prior to the Merger with Nuta, North South formed two Delaware limited liability corporations on July 26, 2013, Guidance IP, LLC (“Guidance”) and Directional IP, LLC. (“Directional”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.         Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

The Company intends to finance its activities through:

•	managing current cash and cash equivalents on hand from our past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future,
•	increasing revenue from the monetization of its patent portfolios, license fees, and new business ventures.

The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company’s working capital amounted to $1,055,625 and $3,975,324 at September 30, 2013 and December 31, 2012, respectively and, cash on hand amounted to $2,541,743 and $4,498,237, respectively.  Upon closing of the Merger on September 10, 2013, the North South cash balance (approximately $2,684,363) became available for the operations of the Company.

    The Company in November of 2013 sold an aggregate of 304,250 shares of its newly designated Series F Preferred Stock and 48,438 shares of common stock to five accredited investors for gross proceeds to the Company of $2,235,000 pursuant to subscription agreements. The effective purchase price per share of Common Stock and 156,250 of the Series F Preferred Stock was $6.40 for $1,310,000 of such investment and 148,000 shares of Series F Convertible Preferred Stock will be used to further the operations of the Company (Series F Convertile Preferred Stock - see Note 8, Subsequent Events).

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter parties reviews in an effort to avoid or limit liability and damages for patent infringement or cause the Company to incur additional costs as a strategy. If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents. The patents could be declared invalid by a court or the US Patent and Trademark Office, in whole or in part, or the costs of the Company can increase.

As a result, a negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact the Company’s business. Additionally, the Company anticipates that legal fees which are not included in contingency fee arrangements, experts and other expenses will be material and could have an adverse effect on its financial condition and results of operations if its efforts to monetize these patents are unsuccessful.

 In addition, the costs of enforcing the Company’s patent rights may exceed its recoveries from such enforcement activities. Accordingly, in order for the Company to generate a profit from its patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays and the contingent fees payable from such revenues, including any profit sharing arrangements with inventors or prior owners of the patents. The Company’s failure to monetize its patent assets or the occurrence of unforeseen circumstances that could have a negative impact on the Company’s liquidity could significantly harm its business.

Should the Company be unsuccessful in its efforts to execute its business plan, it could become necessary for the Company to reduce expenses, curtail its operation or explore various alternative business opportunities or possibly suspend or discontinue its business activities.

3.         Summary of Significant Accounting Policies

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, valuation of warrants, the valuation of assets acquired and common and preferred stock issued in the acquisition of North South and the valuation allowance related to the Company’s deferred tax assets.  Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Concentration of Cash

The Company maintains cash balances at two financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2013, the Company’s cash and cash equivalents in excess of the FDIC limits were $1,932,739.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks.

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

Fair Value of Financial Instruments

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

Revenue Recognition

The Company currently derives its revenues from past production payments. Past production payment revenues are royalty payments for the use of the Company’s intellectual property and where payments are made as part of a settlement of a patent infringement dispute. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability is reasonably assured. Based on the criteria enumerated in Accounting Standards Codification (“ASC”) 605, the Company records its revenues and costs associated with its patent enforcement activities gross on the consolidated statement of operations.

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with the Company’s patent enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties and the amortization of patent-related acquisition costs.

Inventor Royalties and Contingent Legal Expenses

Inventor royalties are expensed in the period that the related revenues are recognized. In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by the Company to acquire patents are recoverable from future net revenues. Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense.

Contingent legal fees are expensed in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred.

Intangible Assets – Patent Portfolios

Intangible assets include the Company’s patent portfolios with original estimated useful lives ranging from 6 months to 12 years. The Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. As disclosed in Note 1, the Company acquired certain patent portfolios in the third quarter of 2013. The weighted average remaining amortization period of the Company’s patents is approximately 8.5 years. Future amortization of all patents is as follows:

For the Years Ending December 31		Harris Patent Portfolio	CompuFill Patent Portfolio	Rockstar Patent Portfolio	Other Costs	Total Amortization
2013	*	$11,765	$10,294	$247,001	$10,344	$279,404
2014		47,059	41,176	795,348	41,376	924,959
2015		47,059	41,176	672,310	41,376	801,921
2016		47,059	41,176	672,310	41,376	801,921
2017		47,059	41,176	433,918	41,376	563,529
Thereafter		196,077	171,571	1,056,112	172,417	1,596,177
Total		$396,078	$346,569	$3,876,999	$348,265	$4,967,911

*  Represents three months remaining for 2013

    Amortization of the intangible assets for the three and nine months ended September 30, 2013 was $133,785. There was no amortization prior to July 24, 2013 as the first assets were placed into service on July 24, 2013.

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

Reclassifications

The Company has reclassified certain amounts from its previously reported consolidated financial statements for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications had no impact on the Company’s previously reported consolidated operations or cash flows.

Goodwill

    Under ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise.

    Goodwill impairment is tested at least annually or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value.

    The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and margins multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

Income Taxes

The Company adopted the provisions of ASC 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

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

    Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share at September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Convertible preferred stock	13,796,852	4
Warrants to purchase common stock	66,062	67,637
Non-vested restricted stock awards	250	-
Options to purchase common stock	2,012,163	2,425
Total	15,875,327	70,066

Stock-based Compensation

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

Segment Reporting

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of September 30, 2013 and for the nine months ended September 30, 2013, the Company operates in two segments. The segments are as follows: biotechnology and patent monetization. The Company’s biotechnology segment is minimal in 2013 and represented 100% of the Company in 2012. Since the acquisition of the Rockstar patent portfolio and merger with North South, the Company is primarily a patent monetization company and a majority of the Company’s operations and assets are in the patent monetization segment.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer.

Recently Issued Accounting Pronouncements

    The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit , or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

4.         Acquisition of North South

    As disclosed in Note 1, on September 10, 2013, the Company completed its acquisition of North South.  The Company acquired North South to expand its patent portfolio and continue its business plan of the monetization of its intellectual property.  The Company accounted for its acquisition of North South using the acquisition method of accounting. Accordingly, the results of operations for the three and nine months ended September 30, 2013, include operations of the acquired business since September 10, 2013.

    The fair value of the purchase consideration issued to the sellers of North South was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill.  Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition. Goodwill is nondeductible for income tax purposes in the tax jurisdiction of the acquired business.

    The purchase price was allocated as follows:

Purchase Consideration:
Value of common stock and convertible preferred stock issued to sellers	$5,510,749

Tangible assets acquired:
Cash	2,684,363
Prepaid expenses	14,503
Net tangible assets acquired	2,698,866

Purchase consideration in excess of fair value of net tangible assets	2,811,883

Allocated to:
Patent portfolios	1,100,000
Goodwill	1,711,883
$-

    The purchase price allocation was based, in part, on management’s knowledge of North South’s business and the results of a third party appraisal commissioned by management.

    The following table presents the unaudited pro-forma financial results, as if the acquisition of North South had been completed as of January 1, 2012.

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the three months ended September 30, 2013	For the three months ended September 30, 2012

Revenues	$101,811	$16,710	$95,837	$16,710
Net loss	$(14,214,571)	$(1,720,160)	$(9,421,574)	$(606,755)
Loss per share- basic and diluted	$(6.84)	$(1.23)	$(4.08)	$(0.43)

    The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2012 or to project potential operating results as of any future date or for any future periods.

    On August 6, 2013, the Company sold a promissory note in the principal amount of $500,000 to North South Holdings, Inc. pursuant to the terms of a Note Purchase Agreement with gross proceeds to the Company of $500,000.  The Note accrues interest at the rate of 0.25% per annum and is due and payable twenty-four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.  The note has been eliminated in consolidation.

5.         Stockholders’ Equity

   Preferred Stock

    The Company has authorized the issuance of 5,000,000 shares of convertible preferred stock and has certificates of designation of five separate series as summarized below as of September 30, 2013.

Preferred Stock	Number of Shares Issued	Par Value	Conversion to Common Stock
Series “A" (1)	0	$.0001	N/A
Series “B" (2)	1	$.0001	1:1
Series “C" (3)	1	$.0001	1:1
Series “D” (4)	1,379,685	$.0001	10:1
Series “E” (5)	0	$.0001	1:1

(1)	See Rights Agreement below.

(2)	1 share was issued October 12, 2010 and remains issued and outstanding. Liquidation preference is $1,000 per share.

(3)	See Warrant Exchange Agreement below.

(4)	The Company on September 10, 2013, issued 1,379,685 shares of Series D convertible preferred stock in exchange for all the Series A and Series B Preferred shares of North South. See Note 1.

(5)
There were 100,000 shares were issued on June 25, 2013 in consideration for $500,000 to North South pursuant to a private placement. See Series E Convertible Preferred Stock below. The shares were retired on September 30, 2013.

Warrant Exchange Agreement

On March 6, 2013, the Company, and certain investors that participated in the November 2012 private placement transaction (“Investors”), entered into separate Warrant Exchange Agreements pursuant to which certain of the Investors exchanged common stock purchase warrants acquired in the private placement for shares of the Company’s newly designated Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one (1) share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the option of the holder, subject to certain limitations on conversions that would result in the Investors acquiring more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) of the outstanding voting stock of the Company.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Certificate of Designation”). The liquidation preference of the Series C Convertible Preferred Stock is $0.0001 per share.

Pursuant to the Warrant Exchange Agreements, certain Investors received in exchange for their warrants an aggregate of 229,337 shares of the Series C Convertible Preferred Stock, each convertible into one share of Common Stock.  The number of shares of Common Stock underlying the Series C Convertible Preferred Stock is the same number as would have been-issued upon a “cashless exercise” of the exchanged warrants under the terms of the warrants based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013, which was $12.6439 per share, as reported by Bloomberg.

The Company agreed to register the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock on the same basis as the shares of Common Stock issued in the November 2012 private placement transaction which registration obligation was subsequently waived by a majority of the Investors.  As of September 30, 2013, investors converted 229,336 shares of the Series C Convertible Preferred Stock into 229,336 shares of common stock.

Rights Agreement

On January 24, 2013, effective as of January 1, 2013, the Company and Equity Stock Transfer, LLC, as Rights Agent, entered into a Rights Agreement which continues through December 31, 2017.  The Rights Agreement provides each Stockholder of record a dividend distribution of one “right” for each outstanding share of Common Stock.  Rights become exercisable at the earlier of ten days following:  (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our Common Stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 10% or more of our outstanding Common Stock.

All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2017, subject to further extension.  Each right entitles a Stockholder to acquire, for a price of $7.46, 1/100 of a share of our Convertible Series A Preferred Stock, which carries voting and dividend rights similar to one share of our Common Stock.  Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.

The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement.  At the discretion of a majority of the Board and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

Series E Convertible Preferred Stock

    On June 25, 2013, the Company sold 100,000 shares of its newly designated Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to North South for a purchase price of $5.00 per share with gross proceeds to the Company of $500,000 pursuant to a subscription agreement.  These securities were sold pursuant to an exemption from registration under Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of the securities laws. Each share of Series E Preferred Stock is convertible, at the option of the holder at any time, into one (1) share of the Company’s Common Stock and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

    North South is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series E Preferred Stock.  These 100,000 shares of Series E Convertible Preferred Stock were acquired by the Company in connection with the North South Merger, and thereafter retired and were not outstanding as of September 30, 2013.

   Common Stock

The Company has 50,000,000 shares authorized as of September 30, 2013 with a par value of $0.0001 per share.

During the nine months ended September 30, 2013, the Company issued the following shares of common stock:

•	229,336 shares of common stock issued upon conversion of 229,336 shares of Series C Convertible Preferred Stock originally issued in connection with the warrant exchange agreement described above;

•	176,991 shares of common stock issued in connection with the acquisition of intellectual property in the Rockstar patent portfolio acquisition (see Note 1);

•	6,711 shares of common stock issued upon the cashless exercise of 9,391 warrants; and

•	1,203,153 shares of common stock issued in connection with the acquisition of North South. These shares were issued in exchange for the 5,213 shares of common stock of North South.

The Company’s additional paid in capital increased $20,608,869 in the nine months ended September 30, 2013. Included in this increase is stock based compensation of $7,402,485, increase for the acquisition of North South of $5,510,491, an increase due to the issuance of common shares in the Rockstar patent purchase of $999,982  and an increase due to the conversion of warrants to Series C Convertible Preferred Stock of $5,695,512.

   Stock Options

2013 Plan

In April 2013, the Company’s board of directors adopted the Spherix Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and cash and equity-linked awards to certain management, directors, consultants and others.  The plan was approved by the Company’s shareholders in August 2013.

The 2013 Plan authorized approximately 15% of our fully-diluted Common Stock at the time approved (not to exceed 2,800,000 shares) be reserved for issuance under the Plan, after giving effect to the shares of our capital stock issuable under the Merger.  On April 4, 2013, the Company issued 2,005,500 option shares to executives of the Company and certain outside consultants under the 2013 Plan.  The total fair value of the options on the date of grant was approximately $15,865,270 under the Black-Scholes and other lattice models of valuing options.

On April 4, 2013, the Company, with the approval of the board of directors, granted the following stock options to various employees, directors and consultants at a contractual price of $7.08 per share, which was equal to the fair market value of the Company’s common stock on the date that the terms of those awards were agreed to by the Company and optionees.

Awards with service conditions only were granted as follows:

●
750,000 stock options to our former interim Chief Executive Officer which vest in four equal installments of 187,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015, subject to a time based service condition only;

●
250,000 stock options to the former Chief Executive Officer of North South, who became the Company’s Chief Executive Officer upon the completion of the acquisition of North South on September 10, 2013, which vest in four equal installments of 62,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015, subject to a time based service condition only;

●	An aggregate of 225,000 options to three directors that fully vested on October 4, 2013, subject to each of these directors’ continued service to the Company through that date; and
●	An aggregate of 30,500 options to two consultants and one employee that fully vested on August 16, 2013 upon shareholder approval of the plan.

    Awards with combined market and service conditions were granted as follows:

●
250,000 stock options to our former interim Chief Executive Officer for which (i) the exercisability of the options is subject to the volume weighted average price of the Company’s stock attaining at least $12 per share for at least 30 days during any consecutive 90 day period through December 31, 2014, and (ii) the continued employment/directorship of the interim Chief Executive Officer over a period of time that permits vesting at the rate of 62,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015, subject to a time based service condition only; and

●
500,000 stock options to the former Chief Executive Officer of North South, who became the Company’s Chief Executive Officer upon the completion of the acquisition of North South on September 10, 2013 for which (i) (i) the exercisability of the options is subject to the volume weighted average price of the Company’s stock attaining at least $12 per share for at least 30 days during any consecutive 90 day period through December 31, 2014, and (ii) achieving performance conditions as follows:

o	100,000 options subject to the delivery of a business plan acceptable to the board of directors of the Company by no later than June 30, 2013;
o	70,000 options subject to the closing of a financing transaction as set forth in the business plan;
o	70,000 options for two successful patent monetizations;
o	70,000 options upon the completion of an additional purchase of a patent portfolio;
o	70,000 options upon the initiation of litigation upon at least four defendants in infringement cases;
o	70,000 options upon the presentation of at least two additional monetization opportunities acceptable to the board of directors; and
o	50,000 options for attending at least 20 investor relations meetings.

The 2013 stock option plan was approved by the Company’s stockholders on August 16, 2013, which resulted in the ratification of the awards approved by the Company’s board of directors on April 4, 2013.

The fair value of the stock options issued with service conditions only was calculated on the date that the final approval by the stockholders was obtained using the Black-Scholes option pricing model with the following assumptions: contractual exercise price $7.08 per share; fair value of the Company’s common stock of $12.80 per share; risk free interest rates ranging from 0.36% to 2.84%; dividend yield of 0%; expected terms ranging from 2 to 10 years; and a volatility rate of 78.9%. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the dividend yield is 0%. The expected term was calculated using the plain vanilla method, which is approximately to the term that Management believes represents a good approximation of the period of time that each class of optionee would likely hold these awards until exercising them. The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies.

Compensation expense recognized for the above noted awards amounted to $4,716,070 for the three and nine month periods ended September 30, 2013. Unamortized compensation cost for these awards amounted to $7,474,200 and will be amortized over a remaining contractual term of 2 years.

The fair value of the stock options issued with combined market and service conditions only was calculated on the date that the final approval by the stockholders was obtained using the same assumptions as the awards that contain service conditions only; however, the fair value was adjusted for the risk associated with attaining the volume weighted average pricing target that must be met in order for the award to become exercisable. The Company determined that the unit fair value of each award amounted to $4.90 based on a 70% probability of attaining the aforementioned price target, which was determined using a Monte Carlo Simulation of the probability of attaining the target.

The aggregate fair value of the 250,000 stock options that features the combined market and service condition amounted to $1,225,000 on the date of grant. The fair value of these awards is being amortized over an explicit service period in which the award vests at the rate of 62,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015 as noted above. Compensation expense recognized for this award amounted to $306,250 for the three and nine month periods ended September 30, 2013. Unamortized compensation cost for this award amounts to $918,750 and will be amortized over the remaining explicit service of 2 years.

The aggregate fair value of the 500,000 stock options that features the combined market and performance condition amounted to $2,450,000 on the date of grant. The recipient of these awards attained the required conditions with respect to 240,000 of these options as of the date stockholder approval was obtained. Accordingly, the Company recorded compensation cost in the amount of $1,176,000 for the three and nine month periods ended September 30, 2013. Company Management believes that it is highly probable that the recipient of this grant will attain the conditions necessary to vest 190,000 of the stock options over a derived service period that will end no later than December 31, 2013, and the remaining 70,000 stock options over a derived service period that will end no later than March 31, 2014. Compensation expense relating to these components of the awards amounted to $379,535 for the three and nine month periods ended September 30, 2013. Unamortized compensation cost for these awards amounts to $894,465 and will be amortized over the remaining explicit service of 2 years.

    A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2013, is presented below:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,163	$22.34	4.4
Granted	2,005,500	$7.08	9.5
Exercised	-	$-
Expired or forfeited	(500)	$(25.00)
Outstanding at September 30, 2013	2,012,163	$7.13	9.5	$1,724,730
Options exercisable at September 30, 2013	36,663	$7.43	9.5	$25,800

The Company established the 2014 Equity Incentive Plan on September 27, 2013. This has been submitted for shareholder approval authorizing the issuance of up to 1,400,000 shares of Common Stock as incentive compensation. The Company’s Annual Meeting of Shareholders is presently scheduled for December 10, 2013 at which time the shareholders will be asked to approve this plan.

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

A summary of the restricted stock award activity for the nine months ended September 30, 2013 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	122,500	$6.83
Granted	-
Vested	(120,250)	($6.80)
Forfeited	(2,000)	($6.83)
Nonvested at September 30, 2013	250	$6.83

    The Company incurred $822,485 and $0 in compensation expense during the nine months ended September 30, 2013 and 2012, respectively, related to the restricted stock awards previously granted.

    At September 30, 2013, unrecognized compensation expense associated with the restricted stock awards was $683, which will be amortized over approximately one-half of a year.

At the end of December 2012, the Company entered into a Consulting Agreement with an entity wholly-owned by Mr. Harvey Kesner, a member of the board of directors and our former Interim Chief Executive Officer, pursuant to which the entity was issued 120,000 shares of common stock in exchange for its services with a grant date value of $816,000.

 The shares will vest if prior to December 31, 2017, the Company; (i) closes a Qualified Transaction (as defined within the agreement); (ii) closes a private or public financing of at least $7.5 million; or (iii) otherwise undergoes a change in control.  In such an event, the affiliate shall also be entitled to a one-time payment of $250,000.  Expense is recognized upon satisfaction of the above contingencies.  The consummation of the Merger qualified as a Qualified Transaction and was approved by the shareholders, thereby causing the shares to vest on September 10, 2013.

The following table provides a summary of stock based compensation expense for all awards during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock Options with:
Service conditions only	$4,716,070	$-	$4,718,214	$40,000
Combined market and service conditions	306,250	-	306,250	-
Combined market and performance conditions	1,555,535	-	1,555,535	-
Restrcited stock	816,000	-	822,486	-

	$7,393,855	$-	$7,402,485	$40,000

6.         Fair Value Measurement

Fair Value of Financial Assets and Liabilities

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at September 30, 2013 using
	September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant liabilities	$39,923	–	–	$39,923

	Fair value measurements at December 31, 2012 using
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant liabilities	$3,125,393	–	–	$3,125,393

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

As of September 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Liabilities resulting from the Warrants issued in connection with the Company’s financing were valued using the Black-Scholes option valuation model and the following assumptions on the following:
	September 30,	December 31,
	2013	2012
Warrants:
Risk-free interest rate	0.04% - 1.42%	0.16% - 0.72%
Expected volatility	55.12%-72.94%	91.79% - 146.03%
Expected life (in years)	0.1-3.3	0.8 - 4.9
Expected dividend yield	-	-
Number of warrants	66,062	550,664
Fair value	$39,923	$3,125,393

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

The fair value of these warrant liabilities was $3,125,393 at December 31, 2012. The net change in fair value during the nine months ended September 30, 2013 was $3,085,470, of which $2,610,465 is reported in our condensed consolidated statement of operations as fair value adjustments for warrant liabilities and $5,695,935 as a reclassification of the fair value of the warrant liabilities to stockholders’ equity in connection with the March 2013 exchange of 475,211 Series B Warrants for 229,337 shares of Series C Convertible Preferred Stock (see note 5 “Stockholders’ Equity”).  The fair value of the warrant liabilities is re-measured at the end of every reporting period and upon the exercise and/or modification of warrants.  The change in fair value is reported in the condensed consolidated statement of operations as fair value adjustments for warrant liabilities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the nine months ended September 30:

	2013	2012
Beginning balance	$3,125,393	$916,621
Issuance of new warrants	-	214,288
Fair value adjustments for
warrant liabilities	2,610,465	(740,605)
Reclassification to
stockholders’ equity	(5,695,935)	-
Ending balance	$39,923	$390,304

7.         Commitments and Contingencies

Leases

         The Company has commitments under an operating lease through March 31, 2018 relating to its administrative office in Bethesda, Maryland.   In addition, the Company entered into a lease agreement in February 2013 to lease 837 square feet of office space in Tysons Corner, Virginia.  The Virginia lease runs from March 1, 2013 through August 31, 2014.

    Future minimum rental payments required as of September 30, 2013, remaining under the non-cancelable leases are as follows:

Operating
Year Ending December 31,	Leases

2013	$44,819
2014	176,014
2015	165,427
2016	170,390
2017	175,502
2018	44,197
$776,349

The Bethesda, Maryland office lease contains step rent provisions, capital improvement funding, or other tenant allowances.  The Tysons Corner, Virginia office lease contains step rent provision.  Minimum rental payments including allowances on the leases are recognized on a straight-line basis over the term of the leases.  The Company incurred net operating lease rental expenses of approximately $132,475 and $121,630 for the nine months ended September 30, 2013 and 2012, respectively. The Company has commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord’s failure to consent to such assignment.  The Bethesda, Maryland office is currently being offered for sublease at current market rents that are significantly lower than the fixed lease cost of such facility.

Employment Agreement

The Company entered into an employment agreement (“Employment Agreement”) with Anthony Hayes on September 10, 2013, for a period of two years. The Employment Agreement shall automatically be extended for additional one-year terms unless either party gives written notice of non-renewal to the other party no later than six months prior to the expiration of the term.

Pursuant to the Employment Agreement, the Company is obligated to pay a base salary of $350,000 per annum, with bonus potential of 100% of the base salary. In addition, the Company paid a $100,000 signing bonus upon the execution of the Employment Agreement.

Litigation

During September 2013, the Company filed a lawsuit on its cordless handset patents acquired from Rockstar against Uniden Corporation (“Uniden”), for patent infringement in the Northern District of Texas. The patents at issue in the litigation were acquired in the Rockstar portfolio in July 2013, as successor to Nortel Networks (“Nortel”). The lawsuit asserts that from 2007 to present, Uniden’s cordless phones infringed one or more claims of one or more of the Company’s patents. Management is unable to predict an outcome in this matter at this time.

During September, 2013, the Company also filed a lawsuit against VTech Communications, Inc. (“VTech”) in the Northern District of Texas. The patents at issue in the litigation were acquired in the Rockstar portfolio in July 2013, as successor to Nortel. The lawsuit asserts that many cordless telephones manufactured by VTech, dating to 1993 infringed on one or more claims of the Company’s patents. Management is unable to predict an outcome in this matter at this time.

On August 1, 2013, the Company’s subsidiary Guidance filed a complaint against T-Mobile USA, Inc. ("T-Mobile") in the Middle District of Florida. The patents at issue in the litigation were acquired from North South and constitute patents,  acquired from Harris Corporation. The lawsuit asserts T-Mobile infringes United States Patent No. 5,719,584 entitled “System and Method for Determining the Geolocation of a Transmitter” in the geolocation of cell phones on the T-Mobile cell phone network.

8.         Subsequent Events

The Company evaluated all events or transactions after September 30, 2013 through the date the condensed consolidated financial statements were issued.

On October 7, 2013, the Company received notice of a complaint filed in the Circuit Court of Montgomery County, Maryland in the matter of LegalLink Inc. vs. Spherix Incorporated. LegalLink, Inc., a Merrill Communications Company alleges that the Company failed to honor their contract regarding services provided by LegalLink, Inc. LegalLink, Inc. alleges that the Company owes them $47,309 for services rendered to the Company, that have gone unpaid. The Company’s legal counsel is reviewing this lawsuit and is assessing the likelihood of an unfavorable outcome at this time. As of September 30, 2013, the past due balance of $47,409 has been included in accounts payable and accrued expenses on the condensed consolidated financial statements.

On October 11, 2013, the Company appointed Michael Pollack as its interim Chief Financial Officer.  In connection with his appointment, the Company and Mr. Pollack entered into an Indemnification Agreement.

On October 15, 2013, the Board approved the Company’s Amended and Restated Bylaws in order to update the Company’s bylaws in various respects.

On October 15, 2013, the Board approved the amendment and restatement of the Company’s Certificate of Incorporation, as amended, to, among other things, increase the number of authorized shares from 50,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock to 200,000,000 shares and 50,000,000 shares respectively. The amendment and restatement of the Company’s Certificate of Incorporation is being submitted for stockholder approval at the Company’s 2013 Annual Stockholder meeting.

On October 28, 2013, the Board appointed Alexander Poltorak to the Company’s Board of Directors.  In connection with his appointment, the Company and Mr. Poltorak entered into an Indemnification Agreement.

    On November 6, 2013, the Company sold an aggregate of 304,250 shares of its newly designated Series F Preferred Stock and 48,438 shares of common stock to five accredited investors for gross proceeds to the Company of $2,235,000 pursuant to subscription agreements. The purchase price per share of Common Stock was $6.40 for $1,310,000 of such investment and $6.25 for $925,000 of such investment. No broker was utilized in connection with the sale. In accordance with the requirement of NASDAQ, each share of Series F Preferred Stock shall be entitled to .91 times the vote attributable to the shares of common stock. The Company anticipates correcting the Certificate of Designation; Rights and Preferences of the Series F Preferred Stock shall be entitled to 91% of one vote, subject to the beneficial ownership limitation covering the shares. In connection with the foregoing private placement, the Company agreed to file a “resale” registration statement with the SEC covering all shares of Common Stock and shares of Common Stock underlying the Series F Preferred Stock within 91 days of the final closing date and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 180 days of the final closing.

The Company is obligated to pay to investors a fee of one (1%) per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the required filing date, and (ii) following the required date of effectiveness that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of Common Stock permissible upon consultation with the staff of the SEC.

The Company also entered into a Lockup Agreement with certain investors which provides for restrictions on the resale of shares for a period of 180 days from the closing of the Private Placement held by certain investors through December 31, 2014, which in certain circumstances is subject to extension.  The Lockup Agreement provides that additional 180 day restrictions shall commence without further action of the Company upon the sale of $15 million or greater gross proceeds of securities and upon a material acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an intellectual property company that owns patented and unpatented intellectual property.

Through our acquisition of seven patents from Rockstar Consortium US, LP and acquisition of patents issued to Harris Corporation and CompuFill LLC in connection with the North South Merger, we intend to expand our activities in wireless communications and telecommunication sectors including antenna technology, Wi-Fi, base station functionality, and cellular.

Using our patented technologies we employ strategies seeking to permit us to derive value from licensing, commercialization, settlement and litigation from our patents.  We intend to continue to seek to obtain patents from inventors and patent owners to monetize patent portfolios.

Results of Operations

 Three months ended September 30, 2013 compared to three months ended September 30, 2012

During the three months ended September 30, 2013, we incurred a loss from operations of $9,316,768, an increase of $8,683,123 or 1,370%, as compared to $633,645 for the same period in 2012 and net loss from continuing operations of $9,279,983, an increase of $8,705,581 or 1,516%, as compared to $574,402 for the same period in 2012 as a result of stock based compensation expenses (increase of $7,393,855) as a result of the options issued under the 2013 plan, increased professional fees and acquisition related costs incurred in connection with the acquisition of North South (increase of $479,933) as well as an increase in the fair value of the warrant liability and amortization expenses related to the patents acquired by the Company.

During the three months ended September 30, 2013, we generated $1,837 of revenue from certain licensing and product sales. In the three months ended September 30, 2012, we generated $16,710 in revenue.

During the three months ended September 30, 2013, we incurred $9,318,605 in operating expenses. These costs relate to the amortization of the patents as well as research and development costs, stock based compensation expenses, professional fees and other selling, general and administrative expenses including acquisition costs related to the acquisition of North South. The increase in operating expenses of $8,668,250 from 2012 or 1,333%  for the same period in 2012 when we had $650,355 in operating expenses consists of increases in research and development costs, professional fees and other selling, general and administrative expenses.

During the three months ended September 30, 2013, we recorded interest income of $202 and had a fair value adjustment of $36,583 on the warrant liability, compared to $830 and $58,413 for the same period in 2012. Fair value adjustments for warrant liabilities is the result of the change in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes option valuation method.  The change from the beginning of the year was the result of an increase in the Company’s stock price during the three months ended September 30, 2013.  The decrease in the Company’s stock price led to the result in the same three month period ended September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

During the nine months ended September 30, 2013, we incurred a loss from operations of $11,173,934, an increase of $8,807,454 or 372%, as compared to $2,366,480 for the same period in 2012 and net loss from continuing operations of $13,783,660, an increase of $12,160,559 or 749%, as compared to $1,623,101 for the same period in 2012 a result of stock based compensation expenses (increase of $7,362,135), increased professional fees incurred in connection with the acquisition of North South (increase of $680,638) and the result of the fair value adjustments on the warrants due to price fluctuations of our common stock.

During the nine months ended September 30, 2013, we generated $7,811 of revenue from certain licensing and product sales. In the nine months ended September 30, 2012, we generated $16,710 in revenue.

During the nine months ended September 30, 2013, we incurred $11,181,745 in operating expenses. These costs relate to the amortization of the patents as well as research and development costs, stock based compensation expenses, professional fees and other selling, general and administrative expenses including acquisition costs related to the merger with North South. The increase in operating expenses of $8,798,555 from 2012 or 369%  for the same period in 2012 when we had $2,383,190 in operating expenses consists of increases in research and development costs, professional fees and other selling, general and administrative expenses.

During the nine months ended September 30, 2013, we recorded interest income of $739 and had a fair value adjustment of ($2,610,465) on the warrant liability, compared to $2,774 and $740,605 for the same period in 2012. Fair value adjustments for warrant liabilities is the result of the change in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes option valuation method.  The change from the beginning of the year was the result of a increase in the Company’s stock price during the nine months ended September 30, 2013.  The decrease in the Company’s stock price led to the opposite result in the same nine month period ended September 30, 2012.

Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

The Company intends to finance its activities through:

•	managing current cash and cash equivalents on hand from our past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future,
•	increasing revenue from the monetization of its patent portfolios, license fees, and new business ventures.

The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The working capital was $1,055,625 and $3,975,324 at September 30, 2013 and December 31, 2012, respectively and, cash on hand was $2,541,743 and $4,498,237, respectively. Upon closing of the Merger on September 10, 2013, the North South cash balance (approximately $2,684,363) became available for the operations of the Company.

The Company used the proceeds from the sale of the $500,000 promissory note to North South to fund certain expenses incurred in connection with the North South Merger.

    The Company in November of 2013 sold an aggregate of 304,250 shares of its newly designated Series F Preferred Stock and 48,438 shares of common stock to five accredited investors for gross proceeds to the Company of $2,235,000 pursuant to subscription agreements. The effective purchase price per share of Common Stock and 156,250 of the Series F Preferred Stock was $6.40 for $1,310,000 of such investment and 148,000 shares of Series F Preferred Stock was $6.25 for $925,000 of such investment. The proceeds of the sale of the common stock and Series F Convertible Preferred Stock will be used to further the operations of the Company.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter parties reviews in an effort to avoid or limit liability and damages for patent infringement or case the Company to incur additional costs as a strategy. If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents, the patents could be declared invalid by a court or the US Patent and Trademark Office, in whole or in part, or the costs of the Company can increase.

As a result, a negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact the Company’s business. Additionally, the Company anticipates that legal fees which are not included in contingency fee arrangements, experts and other expenses will be material and could have an adverse effect on its financial condition and results of operations if its efforts to monetize these patents are unsuccessful.

 In addition, the costs of enforcing the Company’s patent rights may exceed its recoveries from such enforcement activities. Accordingly, in order for the Company to generate a profit from its patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays and the contingent fees payable from such revenues including any profit sharing arrangements with inventors or prior owners of the patents. The Company’s failure to monetize its patent assets or the occurrence of unforeseen circumstances that could have a negative impact on the Company’s liquidity could significantly harm its business.

Should the Company be unsuccessful in its efforts to execute its business plan, it could become necessary for the Company to reduce expenses, curtail its operation or explore various alternative business opportunities or possibly suspend or discontinue its business activities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

    With respect to the quarterly period ended September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013. The Company has a lack of segregation of duties, and difficulty in applying complex accounting principles, including fair value of derivatives, options and warrants as well as stock based compensation accounting.

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

    Management is in the process of determining how best to make the required changes that are needed to implement an effective system of internal control over financial reporting. Our management acknowledges the existence of this problem, and intends to develop procedures to address it to the extent possible given the Company’s limitations in financial and human resources.

Changes in Internal Control over Financial Reporting:

    There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On October 14, 2013, Michael Pollack was hired as our Interim Principal Financial Officer, Principal Financial Officer and Chief Accounting Officer.

Part II.  Other Information

Item 1.  Legal Proceedings

    In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us, except as discussed below:

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

    The Company has commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment. The lawsuit, Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership ("Elizabethean"), Case No., 377142 is currently in discovery, and the parties are following the court imposed scheduling order, however, Elizabethean has filed a Motion for Summary Judgement which the Company has opposed.

LegalLink, Inc. v. Spherix Incorporated

    On October 7, 2013, the Company received notice of a complaint filed in the Circuit Court of Montgomery County, Maryland, Case No.: 382667-V, in the matter of LegalLink Inc. vs. Spherix Incorporated. LegalLink, Inc., a Merrill Communications Company alleges that the Company failed to honor their contract regarding services provided by LegalLink, Inc. LegalLink, Inc. alleges that the Company owes them $47,309 for services rendered to the Company, that have gone unpaid. The Company's legal counsel is reviewing this lawsuit and the time to file a responsive pleading has not yet occurred.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2012, and the risk factors discussed in our Schedule 14A filed August 13, 2013 and our Registration Statement on Form S-3, filed on September 5, 2013, which could materially affect our business, financial condition, and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sale of Equity Securities

    During the three months ended September 30, 2013, the Company issued an aggregate of 6,711 shares of common stock upon the exercise of 9,391 outstanding warrants to purchase the 6,711 shares of common stock. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

    During the three months ended September 30, 2013, the Company issued an aggregate of 229,336 shares of common stock upon the conversion of 229,336 of Series C Preferred Stock. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 6.              Exhibits

31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: November 14, 2013	By: /s/ Anthony Hayes Anthony Hayes Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2013	By: /s/ Michael Pollack Michael Pollack Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)