Form 10-K
period 2013-12-31
SPHERIX INC
filed 2014-03-31
CIK 12239

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer [   ]    Accelerated Filer [   ]    Non-accelerated Filer [   ]   Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,617,379 based upon the closing sale price of our common stock of $4.45 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status in not necessarily a conclusive determination for other purposes.

There were 7,846,106 shares of the Registrant’s Common Stock outstanding as of March 28, 2014.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including without limitation, statements containing the words “believes,” “estimates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Spherix Incorporated (the “Company”), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

Item 1.  BUSINESS.

General

We were formed in 1967 as a scientific research company and for much of our history pursued drug development including through Phase III clinical studies which were discontinued in 2012. We have shifted our focus during 2013 and are now an intellectual property company that owns patented and unpatented intellectual property.

During December 2013, we acquired 101 patents and patent applications from Rockstar Consortium US LP (“Rockstar”) in consideration for approximately $60 million of our securities consisting of common stock and preferred stock (including $20 million of Series I Redeemable Convertible Preferred Stock).  The patents had been developed by Nortel Networks (“Nortel”) and acquired by Rockstar following Nortel’s bankruptcy in 2011.  Rockstar was launched in 2011 as an intellectual property licensing company and manages a patent portfolio related to Nortel’s pre-bankruptcy technology and businesses.  Rockstar was formed and is owned by Apple, Inc. (“Apple”), Microsoft Corporation (“Microsoft”), Sony Corporation (“Sony”), Blackberry Limited (“Blackberry”) and LM Ericsson Telephone Company (“Ericsson”).  The December 2013 acquisition includes patents covering internet access, and video and data transmission, among other things.  Many of the acquired Nortel/Rockstar patents are believed to be standard essential patents, meaning they potentially cover various industry standards in wide use (although there is no assurance that a court or third-party would agree with such description).

During August 2013, we acquired 222 patents in the fields of wireless communications, satellite, solar, and radio frequency and 2 patents in the field of pharmaceutical distribution from North South Holdings, Inc. (“North South”). The 222 patents had been developed by Harris Corporation, a leader in defense communications and electronics and acquired by North South prior to our acquisition of North South.

During July 2013, we acquired 7 patents in the field of mobile communications from Rockstar.  This acquisition represented the first transaction believed to have been completed by Rockstar with any publicly traded company.

Each of the Rockstar acquisitions and the North South acquisition were completed through the issuance of our securities.  Presently, Rockstar, on a fully-diluted basis, would be deemed to own approximately 29% of our common stock.  Rockstar has the right to distribute to its shareholders (Apple, Microsoft, Sony, Blackberry and Ericsson) shares of the Company issued to Rockstar.

We presently have active lawsuits pending against AT&T, Uniden, VTech, T-Mobile and CISCO Systems, Inc. and intend to bring additional lawsuits during 2014.

We have incurred losses from operations for the years ended  December 31, 2013 and 2012.  Our net loss was $18 million for the year ended December 31, 2013.  Our accumulated deficit was $53.3 million at December 31, 2013.  Our loss from continuing operations for the year ended December 31, 2012 was $2.9 million and our net loss was $3.9 million for the year ended December 31, 2012.  Our accumulated deficit was $35.3 million at December 31, 2012.

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

Industry Overview And Market Opportunity

Under U.S. law an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. Inventors and/or patent holders, without sufficient legal, financial and/or expert technical resources to bring and continue the pursuit of legal action, may lack credibility in dealing with potential licensees and as a result, are often ignored. As a result of the reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, the majority of patent infringement contentions settle out of court based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed.

Due to the relative infancy of the IP monetization industry, we believe that the absolute size of our market opportunity is very significant but difficult to quantify.

Our Business Model

We are a patent commercialization company that realizes revenue from the monetization of IP.  Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign.  We generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that we own, or that we manage for others.

We continually work to enhance our portfolio of intellectual property through acquisition and strategic partnerships. Our mission is to partner with inventors, or other entities, who own undervalued intellectual property.  We then work with the inventors or other entities to commercialize the IP.  Currently, we own over 330 patents and patent applications.

Our Products And Services

       We acquire IP from patent holders in order to maximize the value of their patent holdings by conducting and managing a licensing campaign. Some patent holders tend to have limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies or they simply make the strategic business decision to outsource their intellectual property licensing. They can include individual inventors, large corporations, universities, research laboratories and hospitals. Typically, we, or an operating subsidiary acquires a patent portfolio in exchange for a combination of an upfront cash payment, a percentage of our operating subsidiary's net recoveries from the licensing and enforcement of the portfolio, or a combination of the two.

Competition

             We expect to encounter significant competition from others seeking to acquire interests in intellectual property assets and monetize such assets. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.  Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Vringo, Inc. (NYSE MKT: VRNG), VirnetX Holding Corp (NYSE MKT: VHC), Acacia Research Corporation (NASDAQ: ACTG), RPX Corporation (NASDAQ: RPXC), and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of its assets.

       We also compete with venture capital firms, strategic corporate buyers and various industry leaders for technology acquisitions and licensing opportunities.  Many of these competitors may have more financial and human resources than we do.  As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

       Other companies may develop competing technologies that offer better or less expensive alternatives to our patented technologies that we may acquire and/or out-license.  Many potential competitors may have significantly greater resources than we do.  Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or uneconomical.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

We have a portfolio comprised of over 330 patents and patent applications.  Our patent portfolio includes both U.S. and foreign patents and pending patent applications in the wireless communications and telecommunication sectors including data, optical and voice technology, antenna technology, Wi-Fi, base station functionality, and cellular.  We also own patents related to artificial sweetener and prescription refill technology.

Most of our patents are publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.

The lives of our patent rights have a wide duration.  Certain patents have already expired and the latest patents do not expire until 2026.

Patent Enforcement Litigation

We may often be required to engage in litigation to enforce our patents and patent rights. We are, or may become a party to ongoing patent enforcement related litigation, alleging infringement by third parties of certain of the patented technologies owned or controlled by us.

Research and Development

We have not expended funds for research and development costs since we sold our consulting business in 2012.  For the year ended December 31, 2013, we had a $10,000 research and development expense associated with assets assumed in the acquisition of North South.  For the year ended December 31, 2012 we had approximately $0.7 million in research and development expenses associated with our discontinued operations.

Employees

We employ 3 individuals, all on a full-time basis.

Item 1A.  RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  PROPERTIES.

Our office is located in Tysons Corner, Virginia, where we lease 837 square feet of office space under a lease that expires on August 31, 2014. Our monthly lease payment for the Virginia rental is $1,883 per month.  We also lease office space in New York, New York under a lease that expires March 31, 2015 at a monthly rate of $6,000. We believe that the Virginia and New York facilities are sufficient to meet our needs.

We are also party to a lease for 5,000 square feet of office space in Bethesda, Maryland under a lease that expires March 31, 2018.  The monthly lease payment for the Maryland rental is $13,090 per month.

Item 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business and other than as set forth below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

    The Company has commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  On March 28, 2014, the Company learned that it did not prevail in setting aside the lease.  The Company will continue to use the leased property in the normal course of its business and make the monthly rental payments in accordance with the terms of the lease.

LegalLink, Inc. v. Spherix Incorporated

        On October 7, 2013, the Company received notice of a complaint filed in the Circuit Court of Montgomery County, Maryland, Case No.: 382667-V, in the matter of LegalLink Inc. vs. Spherix Incorporated. LegalLink, Inc., a Merrill Communications Company alleges that the Company failed to honor their contract regarding services provided by LegalLink, Inc. LegalLink, Inc. alleges that the Company owes them $47,309 for services rendered to the Company, that have gone unpaid. In November 2013, the parties settled this case.

Charter Communications, Inc., Wideopenwest Finance LLC a/k/a Wow! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC, d/b/a Suddenlink Communications, and Cable One, Inc. v Rockstar Consortium US LP, Bockstar Technologies LLC, Constellation Technologies LLC, and Spherix Incorporated

      On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No 1:99-mc-09999) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint (the “Complaint”) was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications, and Cable One, Inc. (collectively, the “Plaintiffs”).  Plaintiffs are in the communications, cable and/or wireline industries and allege that Rockstar has accused the Plaintiffs of practicing various communication and networking technologies (including many well-established technical standards), related to those industries. The complaint states that in many instances such technical standards are designed into the equipment Plaintiffs purchase from vendors, and must be implemented to interoperate with other communications providers and their end user customers. Rockstar owns (and since December 31, 2013, the Company owns) patents alleged to be infringed by Plaintiffs activities.  The relief sought against the Company is principally for a declaratory judgment that Plaintiffs do not infringe the patents, requiring that the Plaintiffs be granted a patent license, that the Company has misused the patents and it and the other Defendants have waived and are estopped from enforcing the patents in the marketplace, that the Company is liable to Plaintiffs for entering into an illegal conspiracy, and assessing corresponding damages, for direct and consequential damages, attorney’s fees and costs. The Company has not been served with the Complaint and accordingly no answer is due. The Company’s preliminary assessment is that the lawsuit is completely without merit and that it would defend its position vigorously if served.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00374-SLR, in the United States District Court for the District of Delaware

On March 24, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Inc. v. Cisco Systems Inc., Case No. 1:14-cv-00374-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763: 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”.)  The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents.  Spherix seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs.  Cisco has not yet responded to the complaint.

Item 4.  MINE SAFETY DISCLOSURES

                Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol SPEX.  No dividends were paid in 2013 or 2012 and we do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

The following table sets forth the high and low closing prices for our common stock, as reported by the NASDAQ Capital Market, for the periods indicated (all adjusted for the September 2012 reverse stock split).

Period	High	Low
2012
First Quarter	$35.40	$15.60
Second Quarter	$22.40	$10.00
Third Quarter	$11.98	$7.22
Fourth Quarter	$11.76	$5.85

2013
First Quarter	$14.99	$5.51
Second Quarter	$11.05	$4.07
Third Quarter	$27.86	$4.54
Fourth Quarter	$13.70	$6.52

On March 28, 2014, the closing price of our common stock, as reported by the NASDAQ Capital Market, was $3.00.  As of March 28, 2014, we had approximately 259 holders of record of our common stock.

Reverse Stock Split

On September 21, 2012, we effected a reverse stock split of our outstanding common stock at an exchange ratio of 1-for-20 in response to NASDAQ deficiency notices concerning the bid price of our common stock.

As a result of the reverse stock split, every 20 shares of our issued and outstanding common stock were combined into one share of common stock.  No fractional shares of common stock were issued as a result of the reverse stock split.  Instead, fractional shares that would otherwise result from the reverse stock split were purchased by the Company based on the closing price of the stock on September 21, 2012.

Following the reverse stock split, our common stock price increased and we regained compliance with the NASDAQ minimum bid price rule.

Equity Compensation Plan Information

           The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,013,377	(1)	$7.13	797,250	(2)

(1)	Consists of options to acquire 6,663 shares of our Common Stock under the 2012 Equity Incentive Plan and 2,005,000 under the 2013 Equity Incentive Plan.
(2)	Consists of shares of Common Stock available for future issuance under our equity incentive plan.

Item 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Spherix Incorporated (“we” or the “Company”) is an intellectual property company that owns patented and unpatented intellectual property.  We were formed in 1967 as a scientific research company and for much of our history pursued drug development including through Phase III clinical studies which were largely discontinued in 2012.  Through our acquisitions of 108 patents and patent applications from Rockstar Consortium US, LP (“Rockstar”) and acquisition of several hundred patents issued to Harris Corporation as a result of our acquisition of North South, we have expanded our activities in wireless communications and telecommunication sectors including antenna technology, Wi-Fi, base station functionality, and cellular.

Our activities generally include the acquisition and development of patents through internal or external research and development.  In addition, we seek to acquire existing rights to intellectual property through the acquisition of already issued patents and pending patent applications, both in the United States and abroad.  We may alone, or in conjunction with others, develop products and processes associated with our intellectual property and license our intellectual property to others seeking to develop products or processes or whose products or processes infringe our intellectual property rights through legal processes.  Using our patented technologies, we employ strategies seeking to permit us to derive value from licensing, commercialization, settlement and litigation from our patents.  We will continue to seek to obtain patents from inventors and patent owners to monetize patent portfolios.

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

On November 7, 2012, the Company obtained net proceeds of approximately $2.3 million in a private placement of common stock and warrants.  The Company sold an aggregate of 483,657 shares of common stock at a price of $5.324 per share along with warrants to purchase an additional 483,657 shares of common stock at an exercise price of $6.53 per share.  Subject to certain ownership limitations, the warrants are exercisable for a period of five years.  The common stock and warrants were issued in a private placement of securities exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.  The warrants were classified as a liability and the common stock is classified as permanent equity.   The investors have the right to participate for 100% of any future debt or equity offerings of the Company during the two years following the Closing.  On December 20, 2012, the owners of a majority of the outstanding shares of common stock agreed to temporarily waive the Company’s requirement to file a registration statement to register shares of common stock issued and issuable in the Company’s November 2012 private placement transaction until a vote of a majority of the holders requests registration.

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

Through our acquisition of North South, we acquired a patent portfolio consisting of 222 U.S. patents in the fields of wireless communications, satellite, solar and radio frequency, as well as 2 U.S. patents in pharmaceutical technology. Prior to the Merger, North South acquired and developed patents through internal and/or external research and development and acquired issued U.S. and foreign patents and pending patent applications. We license our patents to companies seeking to develop products and processes that embodied our patented invention or to companies whose products and processes infringed our intellectual property. Prior to our acquisition of North South, North South commenced monetization and commercialization efforts by filing patent infringement litigation against T-Mobile USA on geo-location technology owned by North South, as well as two lawsuits on pharmaceutical distribution, the rights to which we acquired upon consummation of the Merger.

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

On July 24, 2013, the Company purchased a group of patents in the mobile communication sector (the “Purchased Patents”) from Rockstar Consortium US LP, a Delaware limited partnership (“Rockstar”) at a contractual price of $4.0 million.  In consideration for the Purchased Patents, the Company paid an aggregate $3.0 million in consideration to Rockstar, which consisted of a $2.0 million cash payment and 176,991 shares of common stock accepted by the seller in settlement of the $1.0 million remaining balance of the Company’s common stock (176,991 shares at $5.65 per share).  The Shares are subject to a lock-up agreement, subject to certain leak-out provisions, which shall expire on the earlier of (i) six months from the issuance of the shares or (ii) the date that the Company’s Common Stock achieves a trading volume of at least 50,000 shares per day and a closing price of at least $15 per share for a period of five consecutive days.  The Company has filed a registration statement covering the resale of the shares issued to Rockstar with the Securities and Exchange Commission (the “SEC”) on September 5, 2013.  On the anniversary of one year and one day after the Company files its first complaint against a defendant with any one or more of the patents acquired in this transaction, the Company shall deliver $1.0 million to Rockstar. The initial complaint was filed on August 30, 2013, and at that time the additional $1.0 million was accrued and included in patent portfolio on the condensed consolidated balance sheet. The Company remitted the $1.0 million to Rockstar on January 2, 2014.

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

On November 26, 2013, we entered into separate Amendment and Exchange Agreements with the holders of our outstanding shares of Series F Preferred Stock pursuant to which such holders agreed to return their shares of Series F Preferred Stock to us for cancellation in consideration for which we issued such holder an equal number of shares of Series F-1 Preferred Stock.  Each share of Series F-1 Preferred Stock is entitled to 91% of one vote per share (subject to beneficial ownership limitations described below) and shall vote together with holders of our common stock. Each share of Series F-1 Preferred Stock is convertible into one share of our common stock and has a stated value of $0.0001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   We are prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.

On December 31, 2013, through our wholly owned subsidiary, Spherix Portfolio Acquisition II, Inc. (“SPA II, Inc.”) we entered into our second agreement to acquire certain patents from Rockstar.  We acquired a suite of 101 patents and patent applications pursuant to a Patent Purchase Agreement in several technology families, including data, optical and voice technology.  The patents provide us with rights to develop and commercialize products as well as enforcement rights for past, present and future infringement.

On December 31, 2013, we designated 459,043 shares of preferred stock as Series H Preferred Stock.  On December 31, 2013, we issued approximately $38.3 million of Series H Preferred Stock (or 459,043 shares) to Rockstar.  Each share of Series H Preferred Stock is convertible into ten (10) shares of common stock and has a stated value of $83.50. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Holders are prohibited from effecting the conversion of the Series H Preferred Stock effecting the conversion to the extent that, as a result of such conversion, a holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of our issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H Preferred Stock. Holders of the Series H Preferred Stock shall be entitled to vote on all matters submitted to our stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series H Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series H Preferred Stock provides a liquidation preference of $83.50 per share.

On December 31, 2013, we designated 119,760 shares of preferred stock as Series I Preferred Stock. On December 31, 2013, we issued approximately $20 million (or 119,760 shares) of Series I Preferred Stock to Rockstar.  Each share of Series I Preferred Stock is convertible into twenty (20) shares of our common stock and has a stated value of $167. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Holders are prohibited from effecting the conversion of the Series I Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of our issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series I Preferred Stock.  Holders of the Series I Preferred Stock shall be entitled to vote on all matters submitted to our stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series I Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series I Preferred stock provides for a liquidation preference of $167 per share.

Critical Accounting Policies and Estimates

Accounting for Warrants

We account for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”).  The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

We assess the classification of its common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification.  The warrants are reported on the consolidated balance sheets as a liability at fair value using the Black-Scholes valuation method.  Changes in the estimated fair value of the warrants result in the recognition of other income or expense.

Stock-based Compensation

We account for share-based payment awards exchanged for employee services at the estimated grant date fair value of the award.  Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a four- to ten-year period.

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

Our model includes a zero dividend yield assumption, as we have not historically paid nor do we anticipate paying dividends on our common stock.  Our model does not include a discount for post-vesting restrictions, as we have not issued awards with such restrictions.

The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest.

Fair Value of Financial Instruments

Financial instruments, including accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. We measure the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

We use three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.  Revenue from the licensing of the Company’s intellectual property  and settlements reached from legal enforcement of the Company’s patent rights is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured.  The fair value of licenses achieved by ordinary business negotiations is recognized as revenue.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element.  Elements related to licensing agreements, royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations.  Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations.  Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest.  When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release.  When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value.  The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements.  Revenue from the monetization of the Company’s intellectual property during the year ended December 31, 2013 was not significant.

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with our patent enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties and the amortization of patent-related acquisition costs.

Inventor Royalties and Contingent Legal Expenses

Inventor royalties are expensed in the period that the related revenues are recognized. In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by us to acquire patents are recoverable from future net revenues. Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense.

Contingent legal fees are expensed in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, we may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred.

Intangible Assets – Patent Portfolios

Intangible assets include our patent portfolios with original estimated useful lives ranging from 6 months to 12 years. We amortize the cost of the intangible assets over their estimated useful lives on a straight line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

Impairment of Long-lived Assets

We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. We have not identified any such impairment losses.

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

Discontinued Operations

On December 3, 2012, the Company sold all of the issued and outstanding capital stock of its consulting subsidiary, Spherix Consulting, Inc. for nominal consideration. The operations of Spherix Consulting, Inc. have been retroactively adjusted as discontinued operations as a result of the December 3, 2012 sale of the subsidiary.  Certain assets of Spherix Consulting, Inc. were retained by the Company but are presented as assets held for sale in the consolidated balance sheet at December 31, 2012 as they relate to the discontinued operations.

The Spherix Consulting segment generated nearly all of the Company’s revenue in 2012 and provided technical support for the Company’s biospherics segment.

For the Year Ended December 31, 2012
Revenues	$728

Operating costs and expenses
Compensation and related expenses	1,450
Professional fees	160
Depreciation	4
Other selling, general and administrative	83
Total operating expenses	1,697

Loss from discontinued operations before taxes	$(969)

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

For the year ended December 31, 2013, we generated $27,000 of revenue from certain licensing and product sales.  For the year ended December 31, 2012, we generated $20,000 in revenue.

For the year ended December 31, 2013, we incurred a loss from operations of $15.3 million an increase of $11.9 million or 342%, as compared to $3.5 million for the same period in 2012 and a net loss from continuing operations of $18.0. million, an increase of $15.1 million or 522%, as compared to $2.9 million for the same period in 2012 mainly as a result of stock based compensation expenses (increase of approximately $10.0 million), and increased professional fees incurred in connection with the acquisition of North South (increase of $2.5 million).

For the year ended December 31, 2013, we incurred $15.3 million in operating expenses.  These costs relate to the amortization of the patents, compensation and professional fees as well as research and development costs, stock based compensation expenses, professional fees and other selling, general and administrative expenses including acquisition costs related to the merger with North South.

For the year ended December 31, 2013, we recorded expense related to a fair value adjustment on the warrant liability of $2.6 million, compared to a $1.2 million gain for the same period in 2012. Fair value adjustments for warrant liabilities is the result of the change in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes option valuation method.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

We intend to finance its activities through:

•	managing current cash and cash equivalents on hand from our past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future,
•	increasing revenue from the monetization of its patent portfolios, license fees, and new business ventures.

Cash Flows from Operating Activities – For the year ended December 31, 2013, net cash used in continuing operations was $5.3 million compared to net cash used in continuing operations of $3.6 million for the year ended December 31, 2012.  Net cash used in continuing operations for the year ended December 31, 2013 was primarily driven by the Company's net loss and offset by the $10.0 million non-cash expense recorded for stock-based compensation and $2.6 million non-cash expense recorded for the change in fair value of the warrant liability.

Cash Flows from Discontinued Operations – For the year ended December 31, 2013, net cash provided by discontinued operations was $0.1 million as compared to $0.2 million cash used in discontinued operations for the year ended December 31, 2012.

Cash Flows from Investing Activities – Net cash provided by investing activities from continuing operations for the year ended December 31, 2013 for $0.6 million related from the purchase of Rockstar patent portfolio of $2.0 million offset by the cash acquired in the acquisition of North South of $2.6 million.

Cash Flows from Financing Activities – Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2013 was $3.2 million compared to net cash provided by financing activities of $3.4 million in the same period in 2012.  For the twelve months in 2013, the cash flows provided by financing activities from continuing operations were from $0.5 million in proceeds from notes payable, $2.4 million in proceeds from issuance of Series E and F Convertible Preferred Stock and $0.3 million for the issuance of common stock in a private placement.

Our financial statements for the year ended December 31, 2013 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $1.8 and $4.0 million at December 31, 2013.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  We may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims or initiate inter parties reviews in an effort to avoid or limit liability and damages for patent infringement or cause the Company to incur additional costs as a strategy.  If such efforts are successful, they may have an impact on the value of the patents and preclude us from deriving revenue from the patents.  The patents could be declared invalid by a court or the US Patent and Trademark Office, in whole or in part, or our costs can increase.

As a result, a negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. Additionally, we anticipate that legal fees which are not included in contingency fee arrangements, experts and other expenses will be material and could have an adverse effect on our financial condition and results of operations if our efforts to monetize these patents are unsuccessful.

In addition, the costs of enforcing our patent rights may exceed our recoveries from such enforcement activities. Accordingly, in order for us to generate a profit from our patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays and the contingent fees payable from such revenues, including any profit sharing arrangements with inventors or prior owners of the patents. Our failure to monetize our patent assets or the occurrence of unforeseen circumstances that could have a negative impact on our liquidity could significantly harm our business.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the loss of a significant customer, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Our financial statements for the year ended December 31, 2013 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Spherix Incorporated

We have audited the accompanying consolidated balance sheet of Spherix Incorporated and Subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spherix Incorporated and Subsidiaries as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Marcum  LLP

Marcum  LLP
New  York,  NY
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Spherix Incorporated

We have audited the accompanying consolidated balance sheet of Spherix Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spherix Incorporated and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP
McLean, VA
March 31, 2014

Spherix Incorporated and Subsidiaries
Consolidated Balance Sheets
(in thousands except share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$3,125	$4,498
Other receivables	-	2
Prepaid expenses and other assets	151	102
Assets of segment held for sale	-	104
Total current assets	3,276	4,706

Property and equipment, net of accumulated depreciation of $332 and $308	-	24
Patent portfolios, net of accumulated amortization of $267 and $0	64,835	-
Goodwill	1,712	-
Deposit	30	26
Total assets	$69,853	$4,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$270	$428
Accrued salaries and benefits	233	285
Accrued patent cost	1,000	-
Liabilities of segment held for sale	-	18
Total current liabilities	1,503	731

Deferred rent	-	45
Warrant liability	48	3,126
Total liabilities	1,551	3,902

Series I redeemable preferred stock, $0.0001 par value; 119,760 shares issued and outstanding; liquidation preference of $167 per share	20,000	-

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized
Series A Preferred: no shares issued and outstanding, at December 31, 2013 and 2012; liquidation preference $0.0001 per share	-	-
Convertible preferred stock;
Series B: 1 share issued and outstanding, at December 31, 2013 and 2012; liquidation preference $0.0001 per share	-	-
Series C: 1 and no shares issued and outstanding, at December 31, 2013 and 2012; liquidation preference $0.0001 per share	-	-
Series D: 1,227,582 and no shares issued and outstanding, at December 31, 2013 and 2012; liquidation value of $0.0001 per share	-	-
Series D-1: 59,265 and no shares issued and outstanding, at December 31, 2013 and 2012; liquidation value of $0.0001 per share	-	-
Series E: no shares issued and outstanding, at December 31, 2013 and 2012; liquidation preference $0.0001 per share	-	-
Series F: no shares issued and outstanding, at December 31, 2013 and 2012; liquidation preference $0.0001 per share	-	-
Series F-1: 156,250 and no shares issued and outstanding, at December 31, 2013 and 2012; liquidation preference $0.0001 per share	-	-
Series H: 459,043 and no shares issued and outstanding at December 31, 2013 and 2012; liquidation preference $83.50 per share	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 3,770,113 and 814,114 shares issued at December 31, 2013 and 2012, respectively; 3,769,712 and 813,713 shares outstanding at December 31, 2013 and 2012, respectively	-	-
Additional paid-in-capital	102,043	36,630
Treasury stock, at cost, 401 shares at December 31, 2013 and 2012, respectively	(465)	(465)
Accumulated deficit	(53,276)	(35,311)

Total stockholders' equity	48,302	854
Total liabilities and stockholders' equity	$69,853	$4,756

The accompanying notes are an integral part of these consolidated financial statements.

Spherix Incorporated and Subsidiaries
Consolidated Statements of Operations
 (in thousands except per share amounts)

	For the Years Ended December 31,
	2013	2012
Revenues	$27	$20

Operating costs and expenses
Cost of revenues	3	-
Amortization of patents	267	-
Compensation and compensation-related expenses (including stock-based compensation)	9,783	1,048
Research and development	10	-
Professional fees	4,143	1,621
Rent	134	164
Depreciation	24	64
Other selling, general and administrative	1,010	595
Total operating expenses	15,374	3,492
Loss from operations	(15,347)	(3,472)

Other income (expense)
Interest income (expense)	-	4
Loss on issuance of warrants	-	(622)
Fair value adjustments for warrant liabilities	(2,618)	1,202
Total other income (expense)	(2,618)	584

Loss from continuing operations	(17,965)	(2,888)

Discontinued operations
Loss from discontinued operations	-	(969)

Net loss	$(17,965)	$(3,857)

Net loss per share, basic and diluted
Continuing operations	$(13.64)	$(10.54)
Discontinued operations	-	(3.54)
Net loss per share	(13.64)	(14.08)

Weighted average number of shares outstanding
Basic and diluted	1,317	274

The accompanying notes are an integral part of these consolidated financial statements.

Spherix Incorporated and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
 (in thousands)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of January 1, 2012	155	$-	-	$-	$35,717	-	$(465)	$(31,454)	$3,798
Issuance of common stock for cash, net of offering costs of $77	537	-	-	-	859	-	-	-	859
Stock-based compensation	122	-	-	-	56	-	-	-	56
Fractional shares payment	-	-	-	-	(2)	-	-	-	(2)
Net loss	-	-	-	-	-	-	-	(3,857)	(3,857)
Balance as of December 31, 2012	814	$-	-	$-	$36,630	-	$(465)	$(35,311)	$854
Issuance of common stock for Rockstar patents	377	-	-	-	2,670	-	-	-	2,670
Issuance of Series H preferred stock for Rockstar patents	-	-	459	-	38,330	-	-	-	38,330
Issuance of common stock for North South acquisition	1,203	-	1,380	-	5,511	-	-	-	5,511
Issuance of common stock in connection with private placement	48	-	-	-	310	-	-	-	310
Issuance of Series E preferred stock for cash	-	-	100	-	500	-	-	-	500
Issuance of Series F preferred stock for cash	-	-	304	-	1,925	-	-	-	1,925
Warrants exchange for Series C convertible preferred stock	-	-	229	-	5,696	-	-	-	5,696
Conversion of Series C preferred stock to common stock	229	-	(229)	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	166	-	(17)	-	-	-	-	-	-
Conversion of Series D preferred stock to Series D-1	-	-	-	-	-	-	-	-	-
Conversion of Series D1 preferred stock to common stock	763	-	(76)	-	-	-	-	-	-
Conversion of Series F preferred stock to Series F-1	-	-	-	-	-	-	-	-	-
Conversion of Series F1 preferred stock to common stock	148	-	(148)	-	-	-	-	-	-
Cashless exercise of warrants	7	-	-	-	-	-	-	-	-
Retirement of Series E preferred stock and release of loan to North South	-	-	(100)	-	500	-	-	-	500
Stock-based compensation	15	-	-	-	9,971	-	-	-	9,971
Net loss	-	-	-	-	-	-	-	(17,965)	(17,965)
Balance as of December 31, 2013	3,770	$-	1,902	$-	$102,043	-	$(465)	$(53,276)	$48,302

The accompanying notes are an integral part of these consolidated financial statements.

Spherix Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(17,965)	$(3,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	267	-
Fair value adjustments for warrant liabilities	2,618	(1,202)
Issuance costs of warrants accounted for at fair value	-	246
Loss on issuance of warrants	-	622
Depreciation	24	64
Stock-based compensation	9,971	56
Provision for doubtful accounts	-	(8)
Changes in assets and liabilities:
Other receivables	2	5
Prepaid expenses and other assets	(14)	236
Deposit	(4)	-
Accounts payable and accrued expenses	(158)	193
Accrued salaries and benefits	(52)	-
Deferred rent	(45)	(3)
Net cash used in activities of continuing operations	(5,356)	(3,648)
Net cash provided by (used in) activities of discontinued operations	86	(167)
Net cash used in operating activities	(5,270)	(3,815)

Cash flows from investing activities
Cash acquired in acquisition of North South	2,662	-
Purchase of Rockstar patent portfolio	(2,000)	-
Purchase of fixed assets	-	(2)
Net cash provided by (used in) activities of continuing operations	662	(2)
Net cash provided by activities of discontinued operations	-	4
Net cash provided by investing activities	662	2

Cash flows from financing activities
Proceeds from issuance of note payable	500	-
Issuance of Series E preferred stock for cash, net	500	-
Issuance of Series F preferred stock for cash, net	1,925	-
Issuance of common stock in connection with private placement, net	310	3,402
Reverse stock split fractional share payment	-	(2)
Net cash provided by activities of continuing operations	3,235	3,400
Net cash provided by financing activities	3,235	3,400

Net decrease in cash and cash equivalents	(1,373)	(413)
Cash and cash equivalents, beginning of year	4,498	4,911

Cash and cash equivalents, end of year	$3,125	$4,498

Supplemental schedule of non-cash activities
Acquisition of North South Holdings:
Prepaid expenses	$(35)	$-
Patent portfolio	(1,102)	-
Goodwill	(1,712)	-
Common and preferred stock issued	5,511	-
Cash Acquired in acquisition of North South	$2,662	$-

Issuance of common and preferred stock for Rockstar patents	$61,000	$-
Issuance of Series C Convertible Preferred Stock in connection with exchange of warrants	5,696	-
Accrued Rockstar patent cost	1,000	-
Retirement of Series E Convertible Preferred stock	$500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Spherix Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.                                Organization and Description of Business

Organization

Until the sale of Spherix Consulting, Inc. (“Spherix Consulting”) in December 2012, the principal segments of Spherix Incorporated and Subsidiaries (the “Company”) have been Biospherics Incorporated, the biotechnology research and development business, and Spherix Consulting, the technical and regulatory consulting business. On December 3, 2012, the Company sold all of the stock of Spherix Consulting, accordingly, the operations of Spherix Consulting are reported in the accompanying consolidated financial statements as discontinued operations. The Company is incorporated in the state of Delaware and was formed in 1967 as a scientific research company and for much of its history pursued drug development including through Phase III clinical studies which were discontinued in 2012. The Company has shifted its focus during 2013 and is now an intellectual property company that owns patented and unpatented intellectual property.

On September 21, 2012, the Company effected a reverse stock split of its outstanding common stock at an exchange ratio of 1-for-20.  As a result of the reverse stock split, every 20 shares of the Company’s issued and outstanding common stock were combined into one share of common stock.  No fractional shares of common stock were issued as a result of the reverse stock split.  Instead, fractional shares that would otherwise result from the reverse stock split were purchased by the Company based on the closing price of the stock on September 21, 2012.  All references in these notes and in the related consolidated financial statements to number of shares, price per share and weighted average number of shares outstanding of common stock prior to the reverse stock split (including the share capital decrease) have been adjusted to reflect the reverse stock split (including the share capital decrease) on a retroactive basis, unless otherwise noted.

Acquisition of North South Holdings, Inc.

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

Acquisition of Patents from Rockstar Consortium US LP – July 2013

On July 24, 2013, the Company purchased a group of patents in the mobile communication sector (the “Purchased Patents”) from Rockstar Consortium US LP, a Delaware limited partnership (“Rockstar”) at a contractual price of $4.0 million. In consideration for the Purchased Patents, the Company paid an aggregate $3.0 million in consideration to Rockstar, which consisted of a $2.0 million cash payment and 176,991 shares of common stock accepted by the seller in settlement of the $1 million (at $5.65 per share) remaining balance. The Shares are subject to a lock-up agreement, subject to certain leak-out provisions, which shall expire on the earlier of (i) six months from the issuance of the shares or (ii) the date that the Company’s Common Stock achieves a trading volume of at least 50,000 shares per day and a closing price of at least $15 per share for a period of five consecutive days. The Company has filed a registration statement covering the resale of the shares issued to Rockstar with the Securities and Exchange Commission (the “SEC”) on September 5, 2013. On the anniversary of one year and one day after the Company files its first complaint against a defendant with any one or more of the patents acquired in this transaction, the Company shall deliver $1.0 million to Rockstar. The initial complaint was filed on August 30, 2013, and at that time the additional $1.0 million was accrued and included in patent portfolio on the consolidated balance sheet. On January 3, 2014, the Company remitted the $1.0 million to Rockstar in satisfaction of this liability.

Acquisition of Patents from Rockstar Consortium US LP – December 2013

On December 31, 2013, through the Company’s wholly-owned subsidiary, Spherix Portfolio Acquisition II, Inc., (“SPA II, Inc.”), the Company entered into its second agreement to acquire certain patents from Rockstar.  The Company acquired a suite of 101 patents and patent applications pursuant to a Patent Purchase Agreement in several technology families, including data, optical and voice technology.  The patents provide the Company with rights to develop and commercialize products as well as enforcement rights for past, present and future infringement.  In connection with the patent acquisition, on December 31, 2013, the Company issued (a) 199,990 shares of common stock with a grant date fair value of approximately $1.7 million, or $8.35 per share, (b) 459,043 shares of Series H Convertible Preferred Stock with a grant date fair value of approximately $38.3 million, or $8.35 per share, and (c) 119,760 shares of Series I Convertible Preferred Stock with a mandatory redemption value of $20 million, or $167 per share, for an aggregate value of approximately $60 million in securities issued to Rockstar.

Holders of 50.1% of the outstanding common stock of the Company entered into voting agreements to vote in favor of approving the issuance as the Company was required to obtain stockholder approval pursuant to NASDAQ Listing Rule 5635.  Irrespective of the stockholder approval vote, Rockstar is still restricted from transferring or selling any securities for an additional 180 day period following the occurrence of certain Company events (but not more than two such Company events), including the consummation of a public offering in which we receive gross proceeds of at least $5 million and the announcement of any material acquisition.

Note 2.                                Liquidity and Financial Condition

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

The Company intends to finance its activities through:

•	managing current cash and cash equivalents on hand from the Company’s past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future,
•	increasing revenue from the monetization of its patent portfolios, license fees, and new business ventures.

The Company’s financial statements for the year ended December 31, 2013 indicate there is substantial doubt about its ability to continue as a going concern as the Company is dependent on its ability to retain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company’s working capital amounted to approximately $1.8 and $4.0 million at December 31, 2013 and 2012, respectively and, cash and cash equivalents amounted to approximately $3.1 and $4.5 million, respectively.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. The Company will need to seek to obtain additional debt or equity financing, especially if the Company experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Note 3.                                Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Spherix Incorporated and its wholly-owned subsidiaries, Biospherics Incorporated, Nuta Technology Corp, Spherix Portfolio Acquisition I, Inc., and Spherix Portfolio Acquisition II, Inc.  Prior to the Merger with Nuta, North South had formed three Delaware limited liability corporations on July 26, 2013, Guidance IP, LLC (“Guidance”), Directional IP, LLC. (“Directional”) and CompuFill LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, valuation of warrants, the valuation of assets acquired and common and preferred stock issued in the acquisition of North South, and the valuation allowance related to the Company’s deferred tax assets.  Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Concentration of Cash

The Company maintains cash balances at four financial institutions in checking accounts and money markets.  The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.  The Company maintains cash balances at several banks.  Interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2013, the Company’s interest bearing deposits in excess of the FDIC limits was $2.4 million.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.  Revenue from the licensing of the Company’s intellectual property  and settlements reached from legal enforcement of the Company’s patent rights is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured.  The fair value of licenses achieved by ordinary business negotiations is recognized as revenue.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element.  Elements related to licensing agreements, royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations.  Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations.  Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest.  When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release.  When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value.  The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements.  Revenue from the monetization of the Company’s intellectual property during the year ended December 31, 2013 was not significant.

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

The Company assessed the classification of its common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification.  The warrants are reported on the consolidated balance sheet as a liability at fair value using the Black-Scholes valuation method.  Changes in the estimated fair value of the warrants result in the recognition of other income or expense.

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

Intangible Assets – Patent Portfolios

Intangible assets include the Company’s patent portfolios with original estimated useful lives ranging from 6 months to 12 years. The Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. As disclosed in Note 1, the Company acquired certain patent portfolios in the third and fourth quarters of 2013.

Patents includes the cost of patents or patent rights (hereinafter, collectively “patents”), acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicated the carrying amount may be impaired. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The Company performed the annual assessment and has determined that no impairment is necessary during the year ended December 31, 2013.

Impairment of Long-lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company deemed there was no impairment of long-lived assets during the years ended December 31, 2013 and 2012.

Property and Equipment

Property and equipment are stated at cost and consist of office furniture and equipment, computer hardware and software, and leasehold improvements. The Company computes depreciation and amortization under the straight-line method and typically over the following estimated useful lives of the related assets:

•	Office furniture and equipment 3 to 10 years
•	Computer hardware and software 3 to 5 years

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

	Revenue	Research and Development	Other SG&A	Total
Revenues	$20	$-	$-	$20

Operating costs and expenses
Compensation and related expenses	-	335	713	1,048
Professional fees	-	329	1,292	1,621
Rent	-	-	164	164
Depreciation	-	-	64	64
Other selling, general and administrative	-	63	532	595
Total operating expenses	-	727	2,765	3,492

Loss from discontinued operations before taxes	$20	$(727)	$(2,765)	$(3,472)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary difference resulting from matters that have been recognized in the Company’s financial statement or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Discontinued Operations

The operations of Spherix Consulting, Inc. were retroactively adjusted as discontinued operations as a result of the December 3, 2012 sale noted above.  The Spherix Consulting segment generated nearly all of the Company’s revenue and provided technical support for the Company’s Biospherics segment.

For the Year Ended December 31, 2012
Revenues	$728

Operating costs and expenses
Compensation and related expenses	1,450
Professional fees	160
Depreciation	4
Other selling, general and administrative	83
Total operating expenses	1,697

Loss from discontinued operations before taxes	$(969)

Net Loss Per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  Diluted loss per share excludes the shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants from the calculation of net loss per share if their effect would be antidilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2013 and 2012 are as follows:

	For the Years Ended December 31,
	2013	2012
Convertible preferred stock	20,010,352	1
Warrants to purchase common stock	65,263	550,664
Options to purchase common stock	2,013,876	7,163
Total	22,089,491	557,828

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

The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company estimates of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

Stock-based compensation for the years ended December 31, 2013 and 2012 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2013	2012
Employee restricted stock awards	$6	$-
Employee stock option awards	8,696	56
Non-employee restricted stock awards	937	-
Non-employee option awards	332	-
Total compensation expense	$9,971	$56

Treasury Stock

The Company accounts for the treasury stock using the cost method, which treats it as a reduction in stockholders’ equity.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect to the accompanying consolidated financial statements.

Note 4.                                Property and Equipment

The components of property and equipment as of December 31, at cost are (in thousands):
	As of December 31,
	2013	2012
Computers	$9	$9
Office furniture and equipment	94	94
Leasehold improvements	229	229
Total cost	332	332
Accumulated depreciation and amortization	(332)	(308)
Property and equipment, net	$-	$24

The Company’s depreciation expense for the years ended December 31, 2013 and 2012 was $24,000 and $64,000, respectively.

Note 5.                                Goodwill and Intangible Assets

Acquisition of North South

As disclosed in Note 1, on September 10, 2013, the Company completed its acquisition of North South.  The Company acquired North South to expand its patent portfolio and continue its business plan of the monetization of its intellectual property.  The Company accounted for its acquisition of North South using the acquisition method of accounting. Accordingly, the results of operations for the year ended December 31, 2013, include operations of the acquired business since September 10, 2013.

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

The purchase price was allocated as follows (in thousands):

Purchase Consideration:
Value of common stock and convertible preferred stock issued to sellers	$5,511

Tangible assets acquired:
Cash	2,662
Prepaid expenses	35
Net tangible assets acquired	2,697

Purchase consideration in excess of fair value of net tangible assets	2,814

Allocated to:
Patent portfolios	1,102
Goodwill	1,712
$-

The purchase price allocation was based, in part, on management’s knowledge of North South’s business and the results of a third party appraisal commissioned by management.

The following table presents the unaudited pro-forma financial results, as if the acquisition of North South had been completed as of January 1, 2012 and 2013 (in thousands, except per share amounts):
	For the Years Ended December 31,
	2013	2012
Revenues	$121	$20
Net loss	(18,259)	(4,023)
Loss per share - basic and diluted	$(8.49)	$(2.72)

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2012 or to project potential operating results as of any future date or for any future periods.

Rockstar Patent Acquisition – July 2013

As disclosed in Note 1, on July 24, 2013, the Company purchased a group of patents in the mobile communication sector from Rockstar at a contractual price of $4.0 million. In consideration for the Purchased Patents, the Company paid an aggregate $3.0 million in consideration to Rockstar, which consisted of a $2.0 million cash payment and 176,991 shares of common stock accepted by the seller in settlement of the $1.0 million (at $5.65 per shares) remaining balance of the Company’s common stock. On the anniversary of one year and one day after the Company files its first complaint against a defendant with any one or more of the patents acquired in this transaction, the Company shall deliver $1.0 million to Rockstar. The initial complaint was filed on August 30, 2013, and at that time the additional $1.0 million was accrued and included in patent portfolio on the consolidated balance sheet. On January 3, 2014, the Company remitted the $1.0 million to Rockstar in satisfaction of this liability.

Rockstar Patent Acquisition – December 2013

As disclosed in Note 1, on December 31, 2013, the Company entered into its second agreement to acquire certain patents from Rockstar.  The Company acquired a suite of 101 patents and patent applications pursuant to a Patent Purchase Agreement in several technology families, including data, optical and voice technology.  The patents provide the Company with rights to develop and commercialize products as well as enforcement rights for past, present and future infringement.

Rockstar will also be entitled to receive a contingent recovery percentage of future profits (“Participation Payments”) from licensing, settlements and judgments against defendants; however no payment is required unless the Company receives a recovery. The Participation Payments are equal to zero percent until the Company recovers at least $8 million, then the next $13.0 million to Rockstar, and then up to 70% of the net amounts recovered in excess of $1 billion.  Of the above, the $13.0 million payable to Rockstar is required to be paid on or before the six month anniversary of the recovery, license or settlement of the first action to generate Participation Payments by Company.  The Company’s ability to fund these Participation Payments will depend on the liquidity of the Company’s assets, recoveries, alternative demands for cash resources and access to capital at the time.  The Company’s obligation to fund Participation Payments could adversely impact our liquidity and financial position.

Additionally, in the event the Company consummates a Fundamental Transaction (as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock), within two trading days of the closing of the Fundamental Transaction the Company shall be required to redeem such portion of the outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the Fundamental Transaction after deduction of the amount of net proceeds required to leave the Company with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave the Company with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the Fundamental Transaction thereafter.

The Company’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from 6 months to 12 years. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2013 and 2012 are as follows (in thousands, except year amounts):

Date Acquired and Description	Amount Recorded	Weighted Average Life (in years)	Amortization Expense - Year Ended December 31, 2013	Patent Portfolio Net
7/24/13 - Rockstar patent portfolio	$4,000	8.50	$208	$3,792
9/10/13 - North South patent portfolio	1,102	8.50	40	1,062
12/31/13 - Rockstar patent portfolio	60,000	6.50	19	59,981
	$65,102		$267	$64,835

Amortization of the intangible assets for year ended December 31, 2013 was approximately $267,000. There was no amortization prior to July 24, 2013 as the first assets were placed into service on July 24, 2013.

The weighted average remaining amortization period of the Company’s patents is approximately 8.5 years. Future amortization of all patents is as follows (in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
For the Years Ending	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
December 31, 2014	$470	$130	$9,225	$9,825
December 31, 2015	470	130	9,225	9,825
December 31, 2016	471	130	9,250	9,851
December 31, 2017	470	130	9,225	9,825
December 31, 2018	470	130	9,225	9,825
Thereafter	1,442	416	13,826	15,684
Total	$3,793	$1,066	$59,976	$64,835

Note 6.                                Fair Value Measurement

On November 7, 2012, the Company issued an aggregate of 483,657 shares of common stock at a price of $5.324 per share for aggregate net proceeds of $2.6 million. The Company also issued warrants to the investors in the offering to purchase aggregate of 483,657 shares of common stock.  The Warrants were exercisable through November 7, 2017 at an exercise price of $6.53 per share. The warrants contained a provision for net cash settlement at the option of the holder in the event that there is a fundamental transaction (as contractually defined in the warrant agreements) and as a result, were recorded as derivative liabilities on the consolidated balance sheet.

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

Pursuant to the Warrant Exchange Agreements, certain Investors received in exchange for their warrants an aggregate of 229,337 shares of the Series C Convertible Preferred Stock, each convertible into one share of Common Stock.  The number of shares of Common Stock underlying the Series C Convertible Preferred Stock is the same number as would have been-issued upon a “cashless exercise” of the exchanged warrants under the terms of the warrants based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013, which was $12.6439 per share, as reported by Bloomberg.  As of December 31, 2013, investors converted 229,336 shares of the Series C Convertible Preferred Stock into 229,336 shares of common stock.

Fair Value of Financial Assets and Liabilities

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measured at December 31, 2013
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
Fair value of warrant liabilities	$48	$-	$-	$48

	Fair value measured at December 31, 2012
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Liabilities
Fair value of warrant liabilities	$3,126	$-	$-	$3,126

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Principal Accounting Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the warrant liabilities are recorded in “Fair value adjustments for warrant liabilities” in the Company’s consolidated statements of operations.

As of December 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Liabilities resulting from the Warrants issued in connection with the Company’s November 2012 financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates (in thousands, except share data):

	December 31,	March 6,	December 31,
Warrants	2013	2013	2012
Risk-free interest rate	0.01% - 0.78%	0.81%	0.25% - 0.72%
Expected volatility	69.1% - 89.4%	147.15%	101.94% - 146.03%
Expected life (in years)	0.1 - 3.9	4.7	1.9 - 4.9
Expected dividend yield	-	-	-
Number of warrants	65,263	474,266	550,664
Fair value	$48	$5,696	$3,126

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility in the Black-Scholes model is based on the standard deviation of the Company’s underlying stock price's daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future. The volatility rate was computed based on a comparison of average volatility rates of similar companies

The fair value of these warrant liabilities was approximately $48,000 at December 31, 2013. The net change in fair value during the year ended December 31, 2013 was $3.1 million, of which $2.6 million is reported in the Company’s consolidated statement of operations as fair value adjustments for warrant liabilities and approximately $5.7 million as a reclassification of the fair value of the warrant liabilities to stockholders’ equity in connection with the March 2013 exchange of 475,211 Series B Warrants for 229,337 shares of Series C Convertible Preferred Stock (see Note 6 “Stockholders’ Equity”).  The fair value of the warrant liabilities is re-measured at the end of every reporting period and upon the exercise and/or modification of warrants.  The change in fair value is reported in the consolidated statement of operations as fair value adjustments for warrant liabilities.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended December 31 (in thousands):

	For the Years Ended December 31,
	2013	2012
Beginning balance	$3,126	$917
Issuance of new warrants	-	214
Fair value adjustments for warrant liabilities	2,618	1,995
Reclassification to stockholders' equity	(5,696)	-
Ending balance	$48	$3,126

Note 7.                                Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorizes 5,000,000 shares of preferred stock.  The Company’ board of directors is authorized, without further stockholder action, to establish various series of such preferred stock from time to time and to determine the rights, preferences and privileges of any unissued series including, among other matters, any dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms, the number of shares constituting any such series, and the description thereof and to issue any such shares.  Although there is no current intent to do so, the board of directors may, without stockholder approval, issue shares of an additional class or series of preferred stock with voting and conversion rights which could adversely affect the voting power of the holders of the common stock.

One of the effects of the preferred stock may be to enable the board of directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise, and thereby to protect the continuity of the management.

The Company has certificates of designation of eleven separate series as summarized below as of December 31, 2013 (in thousands).

	Number of Shares Issued and Outstanding
	December 31, 2013	December 31, 2012	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "B"	1	1	0.0001	1:1
Series "C"	1	-	0.0001	1:1
Series “D"	1,227,582	-	0.0001	10:1
Series “D-1"	59,265	-	0.0001	10:1
Series “E”	-	-	0.0001	1:1
Series “F"	-	-	0.0001	1:1
Series “F-1"	156,250	-	0.0001	1:1
Series “H"	459,043	-	0.0001	10:1
Series “I”	119,760	-	0.0001	20:1

Series A Preferred Stock

The Company’s board of directors has designated 500,000 shares of its preferred stock as Series A Participating Preferred Stock (“Series A Preferred Stock”).

On January 1, 2013, the Company adopted a stockholder rights plan in which rights to purchase shares of Series A Preferred Stock were distributed as a dividend at the rate of one right for each share of common stock.  The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of Spherix or to deprive its stockholders of their interest in the long-term value of Spherix.  These rights seek to achieve these goals by forcing a potential acquirer to negotiate with the board of directors (or go to court to try to force the Board of Directors to redeem the rights), because only the Board of Directors can redeem the rights and allow the potential acquirer to acquire the Company’s shares without suffering very significant dilution.  However, these rights also could deter or prevent transactions that stockholders deem to be in their interests, and could reduce the price that investors or an acquirer might be willing to pay in the future for shares of the Company’s common stock.

Each right entitles the registered holder to purchase one one-hundredth of a share (a “Unit”) of the Company’s Series A Preferred Stock.  Each Unit of Series A Preferred Stock will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock.  In the event of liquidation, the holders of the Units of Series A Preferred Stock will be entitled to an aggregate payment of 100 times the payment made per share of common stock.  Each Unit of Series A Preferred Stock will have 100 votes, voting together with the common stock.  Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Unit of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock.  These rights are protected by customary anti-dilution provisions.

The rights will be exercisable only if a person or group acquires ten percent (10%) or more of the Company’s common stock (subject to certain exceptions stated in the plan) or announces a tender offer the consummation of which would result in ownership by a person or group of ten percent (10%) or more of the Company’s common stock.  The board of directors may redeem the rights at a price of $0.001 per right.  The rights will expire at the close of business on December 31, 2017 unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

Series B Convertible Preferred Stock

In connection with an offering of securities, which the Company closed in October 2010, the Company created a Series B Convertible Preferred Stock.  All shares of Series B Convertible Preferred Stock issued in the offering have been converted to common stock except for one (1) outstanding share of Series B Convertible Preferred Stock as of December 31, 2013 and 2012.

The Series B Convertible Preferred Stock is convertible at the option of the holder at any time into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the convertible preferred stock, or $1,000, by a conversion price of $250 per share.  The conversion price is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The conversion price may also be subject to adjustment if the Company issue rights, options or warrants to all holders of its common stock entitling them to subscribe for or purchase shares of its common stock at a price per share less than the daily volume weighted average price of its common stock, if the Company distribute evidences of its indebtedness or assets or rights or warrants to subscribe for or purchase any security to all holders of its common stock, or if the Company consummate a fundamental corporate transaction such as a merger or consolidation, sale or other disposition of all or substantially all of its assets, or an exchange or tender offer accepted by the holders of 50% or more of the Company’s outstanding common stock.  Subject to limited exceptions, a holder of shares of Series B Convertible Preferred Stock will not have the right to convert any portion of its Series B Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

The Series B Convertible Preferred Stock is entitled to receive dividends (on an “as converted to common stock” basis) to and in the same form as dividends actually paid on shares of the Company’s common stock.

Except as required by law, holders of the Series B Convertible Preferred Stock are generally not entitled to voting rights.

Series C Convertible Preferred Stock

As disclosed in Note 5, on March 6, 2013, the Company and certain investors that participated in the November 2012 private placement transaction, entered into separate Warrant Exchange Agreements pursuant to which the investors exchanged common stock purchase warrants acquired in the private placement transaction for 229,337 shares of the Company’s Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one (1) share of common stock at the option of the holder.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of references, Rights and Limitations of Series C Convertible Preferred Stock.  During the year ended December 31, 2013, 229,336 shares of Series C Convertible Preferred Stock were converted into 229,336 shares of common stock and as a result, as of December 31, 2013, one share of Series C Convertible Preferred Stock was outstanding.

Series D Convertible Preferred Stock

At the closing of the Merger, the Company issued 1,379,685 shares of its newly designated Series D Convertible Preferred Stock to the stockholders of North South.

Each share of Series D Preferred Stock has a stated value of $0.0001 per share and is convertible into ten (10) shares of common stock. Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share of Series D Preferred Stock held, a preferential amount in cash equal to the greater of (i) the Stated Value or (ii) the amount the holder would receive as a holder of the Company’s common stock on an “as converted” basis.  Each holder of Series D Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to such number of votes equal to the number of shares of common stock such shares of Series D Preferred are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation and the Conversion Limit limitations described below.  At no time may shares of Series D Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of the Company’s issued and outstanding common stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding common stock on 61 days’ written notice to the Company.  The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock dividends, splits and fundamental transactions.

Additionally, subject to the beneficial ownership limitations described above, holders of Series D Preferred Stock may not convert such shares in excess of the “Conversion Limit”.  The “Conversion Limit” is defined as that number of shares of common stock as shall equal 15% (the “Volume Percentage”) of the greater of (i) the trading volume of the Company’s common stock on such conversion date or (ii) the average trading volume of the Company’s common stock for ten trading days immediately prior to such conversion date.  If the Company common stock trades at a price of at least $12.00 per share on the conversion date, then the Volume Percentage for purposes of the foregoing calculation shall equal 20%.  Notwithstanding the foregoing, holders of the Series D Preferred Stock may convert such shares without regard to the aforementioned conversion limit if the Company’s common stock trades at a minimum price of $15.00 per share on the conversion date.

During the year ended December 31, 2013, (a) 16,588 shares of Series D Convertible Preferred Stock were converted into 165,880 shares of common stock and (b) 135,515 shares of Series D Convertible Preferred Stock were exchanged for Series D-1 Convertible Preferred Stock (see below).  As of December 31, 2013, 1,227,582 shares of Series D Convertible Preferred Stock were issued and outstanding.

Series D-1 Convertible Preferred Stock

The Company’s Series D-1 Convertible Preferred Stock (“Series D-1 Preferred Stock”) was established on November 22, 2013.  Each share of Series D-1 Preferred Stock has a stated value of $0.0001 per share and is convertible into ten (10) shares of common stock. Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D-1 Preferred Stock shall be entitled to receive, for each share of Series D-1 Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of the Company’s common stock on an “as converted” basis.  Each holder of Series D-1 Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to such number of votes equal to the number of shares of common stock such shares of Series D-1 Preferred are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation.  At no time may shares of Series D-1 Preferred Stock be converted if such conversion would cause the holder to hold in excess of 9.99% of the Company’s issued and outstanding common stock.  The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock dividends, splits and fundamental transactions.  The Company commenced an exchange with holders of Series D Convertible Preferred Stock pursuant to which the holders of the Company’s outstanding shares of Series D Preferred Stock acquired in the Merger could exchange such shares for shares of the Company’s Series D-1 Preferred Stock on a one-for-one basis.   During the year ended December 31, 2013, 76,250 share of Series D-1 Preferred were converted into 762,500 shares of common stock, and as a result, as of December 31, 2013, 59,265 shares of Series D-1 Convertible Preferred Stock were issued and outstanding.

On January 27, 2014, Spherix Incorporated (the “Company”) entered into a lockup agreement with certain holders of an aggregate of 1,508,148 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and shares of Common Stock issuable upon conversion of shares of Series D-1 Convertible Preferred Stock, which are included in the Company’s Registration Statement on Form S-1 (File No.333-192737) (the “Lockup Agreement” and such 1,508,148 shares, the “Locked Up Shares”).  The holders of the Locked Up Shares have agreed, for so long as such holders own such shares, not to sell any Locked Up Shares unless either (i) if such sale price is at least $6.00 per share, the cumulative amount sold by such holder (including the anticipated sale) does not exceed such holder's pro rata portion of 60% of the composite aggregate trading volume of the Common Stock during the period beginning on the date that the Registration Statement is declared effective and ending on the date of sale (the “Lockup Measuring Period) or (ii), if the sale price is less than $6.00 per share, the cumulative amount sold by such holder does not exceed such holder's pro rata portion of 20% of the composite aggregate trading volume during the Lockup Measuring Period.

Series E Convertible Preferred Stock

The Company’s Series E Preferred Stock was established on June 25, 2013.  Each share of Series E Preferred Stock is convertible, at the option of the holder at any time, into one (1) share of common stock and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The Company is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Preferred Stock.

On June 25, 2013, the Company sold 100,000 shares of its newly designated Series E Convertible Preferred Stock to North South for a purchase price of $5.00 per share with gross proceeds to the Company of $500,000 pursuant to a subscription agreement. These securities were sold pursuant to an exemption from registration under Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of the securities laws. As a result of the Merger, all outstanding shares of the Company’s Series E Preferred Stock were held by North South and retired in full on September 30, 2013.

Series F Convertible Preferred Stock

The Company’s Series F Convertible Preferred Stock was established on November 1, 2013.  Each share of Series F Convertible Preferred Stock is convertible, at the option of the holder at any time, into one (1) share of common stock and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   Each share of Series F Convertible Preferred Stock is entitled to one vote per share (subject to beneficial ownership limitation) and shall vote together with holders of the Company’s common stock.  The Company is prohibited from effecting the conversion of the Series F Convertible Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F Convertible Preferred Stock.

On November 6, 2013, the Company sold an aggregate of 304,250 shares of its newly designated Series F Convertible Preferred Stock and 48,438 shares of common stock to five accredited investors for gross proceeds to the Company of $2,235,000 pursuant to subscription agreements. The purchase price per share of Common Stock was $6.40 for $1,310,000 of such investment and $6.25 for $925,000 of such investment. No broker was utilized in connection with the sale.

On November 26, 2013, the Company entered into separate Amendment and Exchange Agreements (each, a “Series F Exchange Agreement”) with the holders of the Company’s outstanding shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock” and each holder, a “Series F Holder”) pursuant to which the Series F Holders agreed to return their shares of Series F Preferred Stock to the Company for cancellation in consideration for which the Company issued such Series F Holder an equal number of shares of Series F-1 Convertible Preferred Stock, $0.0001 par value per share (the “Series F-1 Preferred Stock” and the transaction, the “Series F Exchange”).  During the year ended December 31, 2013, all 304,250 shares of the Series F Convertible Preferred Stock were converted into Series F-1 Convertible Preferred Stock.

Series F-1 Convertible Preferred Stock

The Company’s Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) was established on November 22, 2013. Each share of Series F-1 Preferred Stock is convertible, at the option of the holder at any time, into one (1) share of common stock and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   Each share of Series F-1 Preferred Stock is entitled to 91% of one vote per share (subject to beneficial ownership limitation) and shall vote together with holders of the Company’s common Stock.  The Company is prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.  During the year ended December 31, 2013, 148,000 shares of Series F-1 Preferred Stock were converted into 148,000 shares of common stock, and as a result, as of December 31, 2013, 156,250 shares of Series F-1 Preferred Stock are outstanding.

Series H Convertible Preferred Stock

On December 31, 2013, the Company designated 459,043 shares of preferred stock as Series H Convertible Preferred Stock (“Series H Preferred Stock”).  On December 31, 2013, the Company issued approximately $38.3 million of Series H Preferred Stock (or 459,043 shares) to Rockstar.  Each share of Series H Preferred Stock is convertible into ten (10) shares of common stock and has a stated value of $83.50. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H Preferred Stock. Holders of the Series H Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series H Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series H Preferred Stock provides a liquidation preference of $83.50 per share.

Holders of 50.1% of the outstanding common stock of the Company entered into voting agreements to vote in favor of approving the issuance as the Company was required to obtain stockholder approval pursuant to NASDAQ Listing Rule 5635.  As of December 31, 2013, 459,043 shares of Series H Preferred Stock were outstanding.

Series I Preferred Convertible Stock

On December 31, 2013, the Company designated 119,760 shares of preferred stock as Series I Convertible Preferred Stock (“Series I Preferred Stock”). On December 31, 2013, the Company issued approximately $20 million (or 119,760 shares) of Series I Preferred Stock to Rockstar.  Each share of Series I Preferred Stock is convertible into twenty (20) shares of the Company’s common stock and has a stated value of $167. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The holder is prohibited from converting the Series I Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series I Preferred Stock.  Holders of the Series I Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series I Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series I Preferred stock provides for a liquidation preference of $167 per share.

The Series I Preferred Stock contains a mandatory redemption date of December 31, 2015 as to 100% of the Series I Preferred Stock then outstanding, requiring a minimum of 25% of the total number of shares of Series I Preferred Stock issued to be redeemed (less the amount of any conversions occurring prior thereto) on or prior to each of June 30, 2014, December 31, 2014, June 30, 2015 and December 31, 2015 (each, a “Partial Redemption Date” and each payment, a “Redemption Payment”).  On each Partial Redemption Date, the Company is required to pay Rockstar a Redemption Payment equal to the lesser of (i) such number of shares of Series I Preferred Stock as have a stated value of $5.0 million; or (ii) such number of shares of Series I Preferred Stock as shall, together with all voluntary and mandatory redemptions and conversions to common stock occurring prior to the applicable Partial Redemption Date, have a stated value of $5.0 million; or (iii) the remaining shares of Series I Preferred Stock issued and outstanding if such shares have a stated value of less than $5.0 million, in an amount of cash equal to its stated value plus all accrued but unpaid dividends, distributions and interest thereon, unless Rockstar, in its sole discretion, elects to waive such Redemption Payment or convert such shares (or a portion thereof) into common stock.  No interest or dividends are payable on the Series I Preferred Stock unless the Company fails to make the first $5.0 million Partial Redemption Payment due June 30, 2014, then interest shall accrue on the outstanding stated value of all outstanding shares of Series I Preferred Stock at a rate of fifteen (15%) per annum from January 1, 2014.  The Company’s obligations to pay the Redemption Payments and any interest payments in connection therewith are secured pursuant to the terms of a Security Agreement under which the Rockstar Patents serve as collateral security.  No action can be taken under the Security Agreement unless the Company has failed to make a second redemption payment of $5.0 million due December 31, 2014.  The Security Agreement contains additional usual and customary “Events of Default” (as such term is defined in the Intellectual Property Security Agreement) under which Rockstar can take action, including a sale to a third party or reduction of secured amounts via transfer of the Rockstar Patents to Rockstar.

Additionally, in the event the Company consummates a Fundamental Transaction (as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock), the Company shall be required to redeem such portion of the outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the Fundamental Transaction after deduction of the amount of net proceeds required to leave the Company with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave the Company with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the Fundamental Transaction thereafter.

Holders of 50.1% of the outstanding common stock of the Company entered into voting agreements to vote in favor of approving the issuance as the Company was required to obtain stockholder approval pursuant to NASDAQ Listing Rule 5635.  As of December 31, 2013, 119,760 shares of Series I Preferred Stock were outstanding.

The shares of Series I Preferred Stock are not immediately convertible and do not possess any voting rights until such time as the Company has obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.  The Company has agreed to use the Company’s reasonable best efforts to obtain such stockholder approval on or prior to March 31, 2014.  In connection with the foregoing, the Company entered into separate Voting and Support Agreements with various stockholders holding in excess of 50.1% of the Company’s voting capital pursuant to which the stockholder agreed to vote in favor of the Purchase Agreement and the transactions contemplated thereunder (including the issuances of securities in consideration for the acquisition of assets, pursuant to NASDAQ Listing Rule 5635) at a meeting called therefor or by written consent. As of December 31, 2013, 119,760 shares of Series I Preferred Stock were outstanding.

Common Stock

The Company authorized capital stock consists of 50,000,000 shares of common stock, $0.0001 par value. The authorized and unissued shares of common stock and the authorized and undesignated shares of preferred stock are available for issuance without further action by the Company’s stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded. If the approval of the Company’s stockholders is not so required, the board of directors may determine not to seek stockholder approval.

On February 2, 2012, the Company sold an aggregate of 53,240 shares of its common stock and warrants to purchase up to an additional 10,648 shares of its common stock to certain accredited investors for gross proceeds of approximately $1.15 million.  The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.2 of a share of common stock.  The purchase price per unit was $21.60.  Subject to certain ownership limitations, the warrants are exercisable for a five-year period at an exercise price of $28.00 per share.  The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.1 million.   In connection with the closing of our February 2012 offering, the Company issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants with a term of two years to purchase up to 1,597 shares of our common stock at an exercise price of $27.00 per share.  The estimated fair value of the warrants at the date of grant was $19,000.

On September 17, 2013 the Company entered into an investor relations agreement with RedChip Companies Inc. (“RedChip”).  The initial term of the agreement expired on March 17, 2014.  As consideration for the services performed by RedChip, the Company agreed to (a) issue RedChip 15,000 shares of common stock in connection with execution of the agreement, and (b) pay $20,000 per in cash.  The Company has determined that the fair value of common stock was more readily determinable than the fair value of the services rendered.  During the year ended December 31, 2013, the Company recorded a stock-based compensation expense associated with the issuance of the shares of $120,000, which is included in other selling, general and administrative expenses on the consolidated statement of operations.

Warrants

A summary of warrant activity for the years ended December 31, 2013 and 2012 is presented below:
	Warrants	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of January 1, 2012	54,762	$178.79	$-
Issued	495,902	7.06
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2012	550,664	24.14	145
Issued	-	-
Converted	(474,266)	6.53
Exercised	(9,391)	6.53
Cancelled	(1,744)	105.10
Outstanding as of December 31, 2013	65,263	$5.83	$-

Stock Options

2012 Plan

In late 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) which permits issuance of incentive stock options, non-qualified stock options and restricted stock. The Plan replaced a prior incentive stock plan. During 2012, the Company granted 5,487 options to the Company’s Board of Directors and officers under the previous plan. Options issued to employees typically vest over a four-year period and options issued to non-employee directors vested immediately upon being granted. At December 31, 2012, there were 6,789 options under the previous plan that were fully vested.

2013 Plan

In April 2013, the Company’s board of directors adopted the Spherix Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and cash and equity-linked awards to certain management, directors, consultants and others.  The plan was approved by the Company’s shareholders in August 2013.

The 2013 Plan authorized approximately 15% of the Company’s fully-diluted Common Stock at the time approved (not to exceed 2,800,000 shares) be reserved for issuance under the Plan, after giving effect to the shares of the Company’s capital stock issuable under the Merger.  On April 4, 2013, with the approval of the Board of Directors, the Company granted 2,005,500 option shares to executives of the Company and certain outside consultants under the 2013 Plan.  The total fair value of the options on the date of grant was approximately $15.9 million under the Black-Scholes and other lattice models of valuing options.  The stock options were granted to various employees, directors and consultants at a contractual price of $7.08 per share, which was equal to the fair market value of the Company’s common stock on the date that the terms of those awards were agreed to by the Company and optionees.

Awards with service conditions only were granted as follows:

•
750,000 stock options to the Company’s former interim Chief Executive Officer which vest in four equal installments of 187,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015, subject to a time based service condition only;

•
250,000 stock options to the former Chief Executive Officer of North South, who became the Company’s Chief Executive Officer upon the completion of the acquisition of North South on September 10, 2013, which vest in four equal installments of 62,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015, subject to a time based service condition only;

•	An aggregate of 225,000 options to three directors that fully vested on October 4, 2013, subject to each of these directors’ continued service to the Company through that date; and
•	An aggregate of 30,000 options to two consultants and one employee that fully vested on August 16, 2013 upon shareholder approval of the plan.

    Awards with combined market and service conditions were granted as follows:

•
250,000 stock options to the former interim Chief Executive Officer for which (i) the exercisability of the options is subject to the volume weighted average price of the Company’s stock attaining at least $12 per share for at least 30 days during any consecutive 90 day period through December 31, 2014, and (ii) the continued employment/directorship of the interim Chief Executive Officer over a period of time that permits vesting at the rate of 62,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015, subject to a time based service condition only; and

•
500,000 stock options to the former Chief Executive Officer of North South, who became the Company’s Chief Executive Officer upon the completion of the acquisition of North South on September 10, 2013 for which (i) (i) the exercisability of the options is subject to the volume weighted average price of the Company’s stock attaining at least $12 per share for at least 30 days during any consecutive 90 day period through December 31, 2014, and (ii) achieving performance conditions as follows:

o	100,000 options subject to the delivery of a business plan acceptable to the board of directors of the Company by no later than June 30, 2013;
o	70,000 options subject to the closing of a financing transaction as set forth in the business plan;
o	70,000 options for two successful patent monetization’s;
o	70,000 options upon the completion of an additional purchase of a patent portfolio;
o	70,000 options upon the initiation of litigation upon at least four defendants in infringement cases;
o	70,000 options upon the presentation of at least two additional monetization opportunities acceptable to the board of directors; and
o	50,000 options for attending at least 20 investor relations meetings.

The fair value of the stock options issued with combined market and service conditions only was calculated on the date that the final approval by the stockholders was obtained using the same assumptions as the awards that contain service conditions only; however, the fair value was adjusted for the risk associated with attaining the volume weighted average pricing target that must be met in order for the award to become exercisable. The Company determined that the unit fair value of each award amounted to $4.90 based on a 70% probability of attaining the aforementioned price target, which was determined using a Monte Carlo Simulation of the probability of attaining the target.  The aggregate fair value of the 250,000 stock options that feature the combined market and service condition amounted to $1.2 million on the date of grant. The fair value of these awards is being amortized over an explicit service period in which the award vests at the rate of 62,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015 as noted above. Compensation expense recognized for this award amounted to $0.4 million as of December 31, 2013. Unamortized compensation cost for this award amounts to $0.8 million and will be amortized over the remaining explicit service of 18 months.

The aggregate fair value of the 500,000 stock option that features the combined market and performance condition amounted to $2.5 million on the date of grant. All these criteria were met as of December 31, 2013.

The 2013 stock option plan was approved by the Company’s stockholders on August 16, 2013, which resulted in the ratification of the awards approved by the Company’s board of directors on April 4, 2013.

In addition to the above, on October 28, 2013, the Company, with the approval of the board of directors, granted 1,214 options to a board member at a contractual price of $8.24 per share, which was equal to the fair market value of the Company’s common stock on the date that the terms of those awards were agreed to by the Company and optionee.  The options had a grant date fair value of approximately $6,000, vested immediately, and expire in 5 years.

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions and market conditions will be met. The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies.  The fair value of options granted in 2013 was estimated using the following assumptions:

	For the Years Ended December 31,
Stock option plans	2013	2012
Exercise price	$7.08 - $8.24	$9.80 - $228.00
Expected stock price volatility	78.9% - 86.4%	91.3% - 122.7%
Risk-free rate of interest	0.36% - 2.84%	0.62% - 0.74%
Expected Term (years)	1.0 - 10.0	5.0

Compensation expense recognized for the above noted awards amounted to approximately $9.0 million for the year ended December 31, 2013. Unamortized compensation cost for these awards amounted to $6.8 million and will be amortized over a weighted average vesting period of 1.3 years.

A summary of option activity under the Company’s employee stock option plan for the years ended December 31, 2012 and 2013, is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2012	2,426	$53.60	$-	4.8
Employee Options granted	5,487	10.93		4.7
Employee Options exercised	-
Employee Options cancelled	(750)	40.00
Outstanding as of December 31, 2012	7,163	22.35	-	4.4
Employee Options granted	1,976,714	7.08		9.3
Employee Options exercised	-
Employee Options cancelled	-
Outstanding as of December 31, 2013	1,983,877	7.14	1,935,990	9.2

Options vested and expected to vest	1,983,877	7.14	1,825,166	9.2
Options vested and exercisable	733,626	$7.22	$616,246	9.2

A summary of option activity under the Company’s non-employee stock option plan for the years ended December 31, 2012 and 2013, is presented below:
	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2012	-	$-	$-	-
Non-employee Options granted	-	-		-
Non-employee Options exercised	-
Non-employee Options cancelled	-	-
Outstanding as of December 31, 2012	-	-	-	-
Non-employee Options granted	30,000	7.08		-
Non-employee Options exercised	-
Non-employee Options cancelled	-
Outstanding as of December 31, 2013	30,000	7.08	29,400	9.3

Options vested and expected to vest	30,000	7.08	29,400	9.3
Options vested and exercisable	30,000	$7.08	$29,400	9.3

Restricted Stock Awards

On December 28, 2012, the Company issued 120,000 shares of restricted stock under the Company’s 2012 Equity Compensation Plan to Paradox Capital Partners, LLC, an entity beneficially owned by the Company’s then interim Chief Executive Officer and current director, Mr. Harvey J. Kesner (“Mr. Kesner”).  The total grant date fair value of the issuance of the restricted stock was approximately $816,000.  The shares were to vest if prior to December 31, 2017, the Company; (i) closed a Qualified Transaction (as defined within the agreement); (ii) closed a private or public financing of at least $7.5 million; or (iii) otherwise undergoes a change in control. In such an event, the Mr. Kesner was also entitled to a one-time payment of $250,000.  The consummation of the Merger qualified as a Qualified Transaction and was approved by the shareholders, thereby causing the shares to vest on September 10, 2013.  The one-time payment of $250,000 was also made in connection with the closing of the Merger.  See Note 8.

On December 31, 2012, the Company issued 2,250 shares of restricted stock under the Company’s 2012 Equity Compensation Plan   Dr. Lodder, the Company’s then president, Robert Clayton, the Company’s then CFO, were each awarded 1,000 shares and Jacqueline Barton, an Executive Assistant, received 250 shares.  The total fair value of the issuances of the stock was approximately $15,000, which will be recognized as expense over an eighteen month vesting period.  No expense was recognized in 2012.  The fair value of the stock awards was based on the closing market price of the Company's common stock on the date of the grant.

A summary of the restricted stock award activity for the years ended December 31, 2012 and 2013 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at January 1, 2012	-	$-
Granted	122,500	6.83
Nonvested at December 31, 2012	122,500	6.83
Granted	-	-
Vested	(120,250)	(6.80)
Forfeited	(2,000)	(6.83)
Nonvested at December 31, 2013	250	$6.83

The Company incurred $937,000 and $0 in stock-based compensation expense during the years ended December 31, 2013 and 2012, respectively, related to the restricted stock awards previously granted.

Note 8.                                Related Party Transactions

Resignation of Former Executives and New Appointments

On November 30, 2012, but effective as of December 3, 2012, Dr. Claire L. Kruger resigned as the Chief Executive Officer/Chief Operating Officer of the Company.  In connection with Dr. Kruger’s departure, the Company paid Dr. Kruger her 2012 bonus of $143,000 and a severance of $286,000, both of which were paid during 2012.  For the other departing employees the Company agreed to pay a total of $82,000 in 2012 bonuses and approximately $211,000 in severances, which were also paid during 2012.

On December 12, 2012 the Company entered into a Retention Agreement with Mr. Robert Clayton, the Company’s then Chief Financial Officer, which provides that (i) Mr. Clayton will remain as CFO of the Company through March 31, 2013 and (ii) the Company will pay Mr. Clayton a severance of $212,180 as required by the terms of his prior employment agreement.  The $212,180 was paid by the Company during the year ended December 31, 2013.

At the end of December, 2012, the Company entered into a Consulting Agreement with an entity wholly-owned by Mr. Kesner, pursuant to which the entity was issued 120,000 shares of common stock in exchange for services, as disclosed in Note 6.  Mr. Kesner was named the Company’s interim Chief Executive Officer in February 2013 and resigned the position effective September 10, 2013, the date the Merger completed.  Sichenzia Ross Friedman Ference LLP (“SRFF”), a law firm at which Mr. Kesner is a partner, provided legal services to the company in late 2012 and invoiced the Company approximately $40,000 for these services, which was included in accrued expenses at December 31, 2012.  SRFF also provided legal services to the Company throughout 2013 for an aggregate $737,987 for these services of which approximately $158,000 is included in accounts payable at December 31, 2013.  In addition, during the year ended December 31, 2013 Mr. Kesner was issued 6,711 shares of common stock issued upon the cashless exercise of 9,391 warrants.  As disclosed in Note 6, Mr. Kesner was also paid $250,000 in connection with the Company’s completion of the Merger.

In January 2013, the Company entered into a Retention Agreement with Dr. Robert A. Lodder, the Company’s President at the time, which provides that (i) Dr. Lodder remained with the Company as an executive officer through June 30, 2013 and receive compensation at the rate previously provided to him and (ii) the Company will pay Dr. Lodder a severance of $233,398 as had been provided under the terms of his Employment Agreement, which was terminated under the terms of his Retention Agreement. The $233,398 was paid by the Company during the year ended December 31, 2013.

On September 10, 2013, the Company entered into an employment agreement with Mr. Anthony Hayes pursuant to which Mr. Hayes serves as the Chief Executive Officer of the Company for a period of two years, subject to renewal.  In consideration for his employment, the Company agreed to pay Mr. Hayes a signing bonus of $100,000 and a base salary of $350,000 per annum.  Mr. Hayes will be entitled to receive an annual bonus in an amount equal to up to 100% of his base salary if the Company meets or exceeds certain criteria adopted by the Company’s compensation committee.  The Company paid Mr. Hayes an annual bonus of $100,000 for the year ended December 31, 2013.  In the event Mr. Hayes’ employment is terminated, other than for “Cause,” or by Mr. Hayes without “Good Reason,” as both terms are defined in Mr. Hayes’ employment agreement, Mr. Hayes will be entitled to receive severance benefits equal to twelve months of his base salary, continued coverage under the Company’s benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus.

Note Payable Issuance

On August 6, 2013, the Company sold a promissory note in the principal amount of $0.5 million to North South Holdings, Inc. pursuant to the terms of a Note Purchase Agreement with gross proceeds to the Company of $0.5 million.  The Note accrued interest at the rate of 0.25% per annum and was due and payable twenty-four months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.  The note has been cancelled in connection with the Merger.

Note 9.                                Employee Benefit Plans

The Spherix Incorporated 401(k) Retirement Plan (the “Retirement Plan”) is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed one year of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Retirement Plan, the Company, for any plan year, has contributed an amount equal to 50% of the participant’s contribution or 2.5% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $31,000 for the year ended December 31, 2012.  The Retirement Plan was terminated in December 2012.

Note 10.                                Commitments and Contingencies

Leases

The Company’s offices are located in Tysons Corner, Virginia and Bethesda, Maryland, where it leases 837 and 5,000 square feet of office space under leases that expire on August 31, 2014 and March 31, 2018, respectively. The Company’s monthly lease payment for the Virginia office space is $1,883 per month and $13,090 per month for the Maryland office space.  The Company’s subsidiary, Nuta Technology Corp., is located in the Tysons Corner, Virginia office.  The capacity of the Tysons Corner and Bethesda facilities are adequate for the Company’s current needs.  The Company also leases office space in New York, NY on a month-to-month basis at a monthly rate of $6,000. The Virginia lease runs from March 1, 2013 through August 31, 2014.

Future minimum rental payments required as of December 31, 2013, remaining under the non-cancelable leases are as follows (in thousands):

Years Ending December 31,	Leases
2014	$171
2015	161
2016	165
2017	170
2018	43
$710

The Company’s building lease contains step rent provisions, capital improvement funding, or other tenant allowances.  Minimum rental payments including allowances on this lease are recognized on a straight-line basis over the term of the lease.  The Company incurred rental expenses of approximately $134,000 and $164,000 for the years 2013 and 2012, respectively.

Legal Proceedings

In the ordinary course of business, the Company actively pursues legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology. From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of the date of this report other than the following matters:

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

The Company has commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  The lawsuit, Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership ("Elizabethean"), Case No., 377142 was decided in favor of Elizabethean on March 28, 2014. The Company will continue to use the leased property in the normal course of its business and make the monthly rental payments in accordance with the terms of the lease.

LegalLink, Inc. v. Spherix Incorporated

On October 7, 2013, the Company received notice of a complaint filed in the Circuit Court of Montgomery County, Maryland, Case No.: 382667-V, in the matter of LegalLink Inc. vs. Spherix Incorporated. LegalLink, Inc., a Merrill Communications Company alleges that the Company failed to honor their contract regarding services provided by LegalLink, Inc. LegalLink, Inc. alleges that the Company owes them $47,000 for services rendered to the Company, that have gone unpaid.  In November 2013, the parties settled this case for $30,000.

Charter Communications, Inc., Wideopenwest Finance LLC a/k/a Wow! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC, d/b/a Suddenlink Communications, and Cable One, Inc. v Rockstar Consortium US LP, Bockstar Technologies LLC, Constellation Technologies LLC, and Spherix Incorporated.

On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No 1:99-mc-09999) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint (the “Complaint”) was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications, and Cable One, Inc. (collectively, the “Plaintiffs”).  Plaintiffs are in the communications, cable and/or wireline industries and allege that Rockstar has accused the Plaintiffs of practicing various communication and networking technologies (including many well-established technical standards), related to those industries. The complaint states that in many instances such technical standards are designed into the equipment Plaintiffs purchase from vendors, and must be implemented to interoperate with other communications providers and their end user customers. Rockstar owns (and since December 31, 2013, the Company owns) patents alleged to be infringed by Plaintiffs activities.  The relief sought against the Company is principally for a declaratory judgment that Plaintiffs do not infringe the patents, requiring that the Plaintiffs be granted a patent license, that the Company has misused the patents and it and the other Defendants have waived and are estopped from enforcing the patents in the marketplace, that the Company is liable to Plaintiffs for entering into an illegal conspiracy, and assessing corresponding damages, for direct and consequential damages, attorney’s fees and costs. The Company cannot predict the outcome of this matter, however, the Company’s preliminary assessment is that the lawsuit is completely without merit and intends to vigorously defend it position.  The Company has not accrued a loss for this matter.

Note 11.                                Income Taxes

The income tax (benefit) provision consists of the following (in thousands):

	For the Years Ended December 31,
	2013	2012
Federal
Current	$-	$-
Deferred	(3,556)	(1,304)
State
Current	-	-
Deferred	(644)	(132)
Change in valuation allowance	(4,200)	(1,436)
Income tax provision (benefit)	$-	$-

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2013 and 2012:
	For the Years Ended December 31,
	2013	2012
U.S. federal statutory rate	(34.00)%	(34.00)%
State and local income taxes, net of federal benefit	(3.43)	(3.43)
Other permanent differences	1.48	-
Change in fair value of warrant liabilities	5.45	3.63
Reduction in NOL due to sale of subsidiary	7.12	-
	(23.38)	(33.80)
Change in valuation allowance	23.38	33.80
Income tax provision (benefit)	-%	-%

At December 31, 2013 and 2012, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following (in thousands):

	For the Years Ended December 31,
Deferred tax asset	2013	2012
Net operating loss carryforward	$17,666	$16,852
Stock-based compensation and other	3,688	302
Total deferred tax assets	21,354	17,154
Valuation Allowance	(21,354)	(17,154)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2013 and 2012. As of December 31, 2013, the change in valuation allowance is approximately $4.2 million.

As of December 31, 2013, the Company had federal and state net operating loss carryovers of approximately $47.2 million, which expire in 2019.  As a result of the Company's sale of its consulting subsidiary, prior year federal and state net operating loss for an aggregate of $3.4 million will not be utilized.  The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations.  The Company’s ability to utilize net operating loss and credit carry forwards may be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL’s before utilization.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of NOL or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2013 and 2012, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2013 and 2012. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns. As of December 31, 2013, the Company’s U.S. and state tax returns remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2010.

Note 12.                                Subsequent Events

New Agreements

On January 6, 2014, the Board of Directors of Spherix Incorporated appointed Richard Cohen as its Chief Financial Officer, and Michael Pollack resigned as the interim Chief Financial Officer of the Company, effective January 3, 2014. Mr. Cohen is serving as the Company’s Chief Financial Officer pursuant to an agreement with Chord Advisors LLC (“Chord”), of which Mr. Cohen is Chairman.  In consideration for Mr. Cohen’s services, the Company has agreed to pay Chord a monthly fee of $20,000 ($5,000 of which will be payable in shares of the Company’s common stock).

Private Placement

On March 26, 2014, the Company sold an aggregate of $4,446,081 of its securities in a private offering made solely to accredited investors (the “Investors”) (the “Offering”) pursuant to Subscription Agreements, dated as of March 26, 2014 (the “Subscription Agreement”).  Pursuant to the Offering, Investors purchased (i)  1,185,614 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company (“Common Stock”) and (ii) five year warrants to purchase an aggregate of 592,794  shares of Common Stock of the Company, at an exercise price of $6.15 per share (the “Warrants”).  The Warrants are exercisable on and following the six month anniversary of the date of issuance by payment to the Company of the exercise price of $6.15 per share, or if a registration statement covering the Common Stock underlying the Warrants is not then in effect, on a cashless basis.  Each Warrant may be callable at $0.01 per Warrant upon the consummation of a Company financing with a per share offering price of at least $8.00 and net proceeds to the Company from such offering of at least $15 million.  The expected use of proceeds from the Offering is for general corporate purposes and working capital.

The Company is required to register with the United States Securities and Exchange Commission (“SEC”) all Shares and the shares of Common Stock underlying the Warrants issued in the Offering (including the placement agent warrant described below) by filing within 30 days of closing a registration statement with the SEC and is required to cause such registration statement to be declared effective by the SEC within 180 days of the filing date (unless the SEC notifies the Company that it will not be reviewing the registration statement, then in which case the Company must cause the registration statement to be declared effective within 30 days of such notification but in any event, within 60 days of the filing date).  The Investors have also been granted certain “piggy back” registration rights.   In the event the Company fails to file the registration statement or cause such registration statement to be declared effective by the SEC, the Company is required to pay to each Investor a cash payment equal to one (1.0%) percent of the aggregate purchase price paid by such Investor pursuant to the Subscription Agreement, on each 30 day anniversary of such event until the applicable event is cured (but not in excess of fifteen (15%) percent of such Investor’s purchase price).

Laidlaw & Company (UK) Ltd., a FINRA registered broker dealer, acted as placement agent in connection with the Offering on a best-efforts basis and received a cash fee of $444,608, plus a non-accountable expense allowance of $88,922, and was issued a five- year warrant to purchase 118,561 shares of Common Stock at an exercise price of $4.67 per share of Common Stock (the “Placement Agent Warrant”). The Placement Agent Warrant is exercisable beginning on the six month anniversary of the date of issuance.

The Shares and Warrants described were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act.  In connection with the sale of the securities, the Company relied on the Investors' written representations as to its status as an "accredited investor" as defined in Rule 501(a) of Regulation D.  In addition, neither the Company nor anyone acting on its behalf has offered or sold these securities by any form of general solicitation or general advertising.

Stock Grants

On January 23, 2014, the Company issued 2,000 shares of common stock to two consultants in return for services render.  On March 3, 2014 the Company issued 1,700 shares of common stock for consulting services.

Stock-Option Grants

On January 28, 2014, the Company approved the adoption of a director compensation program (the “Program”) for non-employee directors pursuant to and subject to the available number of shares reserved under the Spherix Incorporated 2014 Equity Incentive Plan (the “Plan”).  Pursuant to the Program, and pursuant to and subject to the available number of shares reserved under Plan, each non-employee director shall annually be awarded 75,000 non-qualified stock options (the “Director Options”) to acquire shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) commencing with the annual meeting of stockholders of the Company for the 2015 fiscal year of the Company.

Each Director Option shall have a term of five (5) years and shall vest in two equal annual installments with 50% vesting immediately on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as the director has not been removed for cause.  Each Director Option shall be granted on the date of the annual meeting of stockholders at which directors are elected and shall have an exercise price equal to the closing price of Common Stock on the trading day immediately preceding the date of issuance.

On January 28, 2014, pursuant to and subject to the available number of shares reserved under the Plan, the Company issued 75,000 Director Options with an exercise price of $5.83 to each of the following non-employee directors: Robert Vander Zanden, Douglas Brown, Edward Karr, Harvey Kesner, Alexander Poltorak.

Also on January 28, 2014, in consideration for services provided to the Company in 2013, and pursuant to and subject to the available number of shares reserved under Plan, the Company issued non-qualified options with a term of five (5) years and an exercise price of $5.83 (the “Performance Options”) to the individuals below for the number of shares of Common Stock set forth opposite their respective names:

●	Anthony Hayes, Chief Executive Officer and Director – 300,000 shares, vesting pursuant to specific performance targets to be determined at the discretion of the Compensation Committee;

●
Edward Karr – 200,000 shares, vesting in two equal annual installments with 50% vesting immediately on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as the recipient has not been removed as a director for cause;

●
Harvey Kesner – 600,000 shares, vesting in two equal annual installments with 50% vesting immediately on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as the recipient has not been removed as a director for cause; and

●	Robert Knie – 25,000, vesting immediately.

Mr. Karr and Mr. Kesner were issued the Performance Options in addition to the Director Options described above.

Resolutions from February 6, 2014 Shareholders' Meeting

On February 6, 2014, the shareholders voted in favor of increasing the authorized number of common shares issuable from 50,000,000 to 200,000,000 as well as the number of preferred shares issuable from 5,000,000 to 50,000,000.

Conversions of Series D-1 Convertible Preferred Stock and F-1Convertible Preferred Stock

Since January 1, 2014, shareholders have converted 278,708 shares of the Company's D-1 Convertible Preferred stock into 2,787,080 shares of common stock.  Also during this time period , shareholders have converted 100,000 shares of the Company's F-1 Convertible Preferred stock into 100,000 shares of common stock.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013. The Company has a lack of segregation of duties, and difficulty in applying complex accounting principles, including fair value of derivatives, options and warrants as well as stock based compensation accounting.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the 1992 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2013:

(1)	The Company has inadequate segregation of duties consistent with control objectives.
(2)
The Company has inadequate controls associated with identifying and accounting for complex and non-routine transactions in accordance with GAAP were ineffective.  Specifically, during the course of the quarterly interim reviews and the annual audit, adjustments were made to correct the recorded amounts for stock based compensation that could have resulted in a material misstatement of our financial statements.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 6, 2014, Richard Cohen was hired as our Chief Financial Officer.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our Management and Board of Directors.

			Position Held
Name	Age	Position	Since
Robert J. Vander Zanden	67	Chairman of the Board	2004
Anthony Hayes	45	Chief Executive Officer and Director	2013
Richard Cohen	62	Chief Financial Officer	2014
Douglas T. Brown	60	Director	2004
Edward M. Karr	43	Director	2012
Harvey J. Kesner	56	Director	2012
Alexander Poltorak	56	Director	2013

Dr. Robert J. Vander Zanden

Dr. Robert J. Vander Zanden, Board member since 2004, having served as a Vice President of R&D with Kraft Foods International, brings a long and distinguished career in applied technology, product commercialization, and business knowledge of the food science industry to us.  Dr. Vander Zanden holds a Ph.D. in Food Science and an M.S. in Inorganic Chemistry from Kansas State University, and a B.S. in Chemistry from the University of Wisconsin – Platteville, where he was named a Distinguished Alumnus in 2002.  In his 30-year career, he has been with ITT Continental Baking Company as a Product Development Scientist; with Ralston Purina’s Protein Technology Division as Manager Dietary Foods R&D; with Keebler as Group Director, Product and Process Development (with responsibility for all corporate R&D and quality); with Group Gamesa, a Frito-Lay Company, as Vice President, Technology; and with Nabisco as Vice President of R&D for their International Division.  With the acquisition of Nabisco by Kraft Foods, he became the Vice President of R&D for Kraft’s Latin American Division.  Dr. Vander Zanden retired from Kraft Foods in 2004.  He currently holds the title of Adjunct Professor and Lecturer in the Department of Food, Nutrition and Packaging Sciences at Clemson University, where he also is a member of their Industry Advisory Board.  His focus on achieving product and process innovation through training, team building and creating positive working environments has resulted in his being recognized with many awards for product and packaging innovation.  Dr. Vander Zanden is not now, nor has he been for the past five years, a director of a public, for-profit company other than us.  Mr. Vander Zanden executive experience provides him with valuable business expertise which the Board believes qualifies him to serve as a director of the Company.

Anthony Hayes

Mr. Anthony Hayes, a director and Chief Executive Officer since 2013, has served as the Chief Executive Officer of North South since March 2013 and, since June 2013, has served as a consultant to the Company. Mr. Hayes was the fund manager of JaNSOME IP Management LLC and JaNSOME Patent Fund LP from August 2012 to August 2013, both of which he co-founded. Mr. Hayes was the founder and Managing Member of Atwater Partners of Texas LLC from March 2010 to August 2012 and a partner at Nelson Mullins Riley & Scarborough LLP from May 1999 to March 2010. Mr. Hayes received his Juris Doctorate from Tulane University School of Law and his B.A. in Economics from Mary Washington College. Mr. Hayes was chosen to be a director of the Company based on his expansive knowledge of, and experience in, the patent monetization sector.

Mr. Richard Cohen

       Richard Cohen, 62, has been the President of Richard M. Cohen Consultants since 1996 and the Chairman of Chord Advisors LLC since 2012.  Mr. Cohen was the President of CorMedix Inc. from 2011-2013 and a member of its board of directors from 2010 to 2013. Mr. Cohen was a member of the board of directors of Dune Energy Inc. from 2008-2012. Mr. Cohen served as a director and Chairman of the Audit Committee of Rodman and Renshaw from 2008 to 2012. In connection with its prior role as the Company's investment banker, Rodman and Renshaw currently holds warrants to purchase up to 759 shares of the Company's common stock and received approximately $187,000 in placement agent fees in 2011.

Douglas T. Brown

Mr. Douglas T. Brown, a Board Member since 2004, brings to the Board a broad understanding of financial statements, financial markets, and other business aspects.  He is currently Senior Vice President and Manager of the Corporate Banking Government Contracting Group for PNC Bank N.A., Washington, DC.  Mr. Brown has been with PNC and its predecessor bank, Riggs Bank, since 2001 and previously worked for Bank of America, N.A. and its predecessor banks for 16 years as a Loan Officer, as well as a manager of Loan Officers in the Mid-Atlantic region.  Subsequent to 1990, the majority of Mr. Brown’s customers are companies that provided services to the Federal Government and State governments.  Mr. Brown holds a B.A. degree in Political Science from American University and a graduate degree from The Stonier Graduate School of Banking at the University of Delaware.  He is not now, nor has he been for the past five years, a director of a public, for-profit company other than us.  Mr. Brown’s executive corporate finance experience provides him with valuable expertise which the Board believes qualifies him to serve as a director of the Company

Edward M. Karr

Mr. Edward M. Karr, a Board member since November 2012, is the founder of RAMPartners SA, an investment management and investment banking firm based in Geneva, Switzerland.  Since 2005, RAMPartners has helped raise more than $200 million for small capitalization companies in fields such as natural resources, high technology, health care, and clean energy.  RAMPartners is a member of Global Alliance Partners (GAP), a network organization of internationally minded financial partners focusing on the capital midmarket.  Prior to founding RAMPartners, Mr. Karr managed a private Swiss asset management, investment banking, and trading firm based in Geneva for six years.  At the firm, he was responsible for all of the capital market transactions, investment, and marketing activities.  In 2004, Futures Magazine named Mr. Karr as one of the world’s Top Traders.  He is a past contributor to CNBC and has been quoted in numerous financial publications.  Mr. Karr’s extensive capital markets experience provides him with valuable expertise which the Board believes qualifies him to serve as a director of the Company.

Harvey J. Kesner

Mr. Harvey J. Kesner, a Board member since November 2012, and from February 2013 through September 2013 served as interim Chief Executive Officer.  Mr. Kesner is a practicing attorney in New York, New York where he concentrates his practice on corporate finance and securities law. Mr. Kesner graduated from the State University of New York, Binghamton, New York with a B.S. in Management Science, and holds a J.D. and M.B.A., Finance, from the American University, Washington, D.C.  Mr. Kesner was Executive Vice President and General Counsel of American Banknote Corporation until 1990 and a director of Zvue, Inc.  Mr. Kesner has served as a director of WPCS International Incorporated (NASDAQ: WPCS), a design-build engineering company that focuses on the implementation requirements of communications infrastructure, since September 2013.  Mr. Kesner was appointed as a director of the Company based on his broad knowledge of public companies and corporate finance.

Alexander Poltorak

Mr. Alexander Poltorak, a Board member since October 2013, has been the Chairman and Chief Executive Officer of General Patent Corp., an intellectual property management firm focusing on IP strategy and valuation, patent licensing, enforcement and brokerage since 1989 and the Managing Director of IP Holdings LLC, an affiliate of General Patent Corp, since 2000.  Prior to founding General Patent Corp., Mr. Poltorak served as the President and Chief Executive Officer of Rapitech Systems, Inc., a publicly-traded computer technology company, was an Assistant Professor of Physics at Touro College and Assistant Professor of Biomathematics at Cornell University Medical College.  He served as an Adjunct Professor of Law at the Globe Institute for Technology and was a guest-lecturer on Intellectual Property Law and Economics at the Columbia University School of Engineering and Columbia Business School.  Mr. Poltorak served on the advisory board of Patent Strategy & Management.  He is the Founder and President of non-for-profit American Innovators for Patent Reform (AIPR).  He was US Co-chair of the subcommittee on Information Exchange of the US-USSR Trade and Economic Counsel. Mr. Poltorak was chosen to be a director of the Company based on his expansive knowledge of, and experience in, the management of intellectual property, particularly patents.

Directorships

Except as otherwise reported above, none of our directors held directorships in other reporting companies and registered investment companies at any time during the past five years.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.
●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material proceedings to which any director, officer, or affiliate of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of Company and its stockholders.  The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of Company.  The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent		Audit		Compensation		Nominating		Litigation
Robert Vander Zanden	[X	]	[X	]	[X	]	[X	]
Douglas T. Brown	[X	]	[X	]	[X	]	[X	]
Edward M. Karr	[X	]	[X	]	[X	]	[X	]	[X	]
Harvey J. Kesner							[X	]	[X	]
Anthony Hayes									[X	]
Alexander Poltorak	[X	]							[X	]

The Audit Committee members are Mr. Brown, Chair; Mr. Karr, and Dr. Vander Zanden.  Mr. Kesner served as a member of the Audit Committee until February 27, 2013 when he was appointed interim Chief Executive Officer of the Company. The Committee has authority to review the financial records of the Company, deal with its independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of the Company’s business. The Audit Committee Charter is available on the Company’s website at www.spherix.com. Each member of the Audit Committee satisfies the independence requirements and other established criteria of the NASDAQ and the SEC. The Board of Directors has determined that Mr. Brown and Mr. Karr meet the requirements of an audit committee financial expert as defined in the SEC rules.

The Compensation Committee oversees the Company’s executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. Its members are Mr.  Karr, Chair, Mr. Brown and Dr. Vander Zanden. The Compensation Committee Charter is available on the Company’s website at www.spherix.com.

The Nominating Committee recommends to the Board, for adoption by the Board, the proposed Board for election by the stockholders. Its members are Mr. Karr, Chair, Mr. Brown, Mr. Kesner, and Dr.Vander Zanden. The Nominating Committee Charter is available on the Company’s website at www.spherix.com. The Nominating Committee does not have any formal minimum qualifications for director candidates. The Nominating Committee identifies candidates by first evaluating current members of the Board who are willing to continue in service. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Nominating Committee then identifies the desired skills and experience of a new candidate(s).

The Litigation Committee was established in February 2014.  Where the Company’s expected recovery or gross proceeds exceed $1 million, the Committee must approve (i) all selections, engagements and termination of outside patent counsel and (ii) entry into settlement/licensing agreements.  Its members are Mr. Hayes, Chair, Mr. Karr, Mr. Kesner and Mr. Poltorak.  The Committee has the full power to make such approvals without further authorization or instruction from the Board of Directors.

Director Independence

Our Board of Directors has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under current listing standards of NASDAQ. The Board of Directors considers Messrs. Karr, Vander Zanden, Brown and Poltorak to be “independent” as defined by the applicable rules of The NASDAQ Stock Market LLC.

Code of Ethics

       The Company has adopted a Code of Ethics, which is available on the Company’s website at www.spherix.com.

Item 11.  EXECUTIVE COMPENSATION

Summary of Compensation

The following Summary of Compensation table sets forth the compensation paid by the Company during the years ended December 31, 2013 and December 31, 2012, to all Executive Officers earning in excess of $100,000 during such years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Award ($)		Option Award ($)	Non-Equity Incentive Plan Compen-sation ($) (1)		Change in Pension Value and Non- Qualified Deferred Compen-sation Earnings ($)		All Other Compen- sation ($)	Total ($)
C. Kruger Former CEO and COO (2)	2012	262,573	-		-		-	143,222		-		286,443	692,238
	2013	-	-		-		-	-		-		-	-

R. Lodder Principal Executive Officer and President (3)	2012	233,398	-		-		-	93,359		-		-	326,757
	2013	126,424	-		-		-	-		-		233,398	359,822

R. Clayton CFO, Treasurer and Corporate Secretary (4)	2012	212,180	-		-		-	74,263-		-			286,443
	2013	135,255	-		-		-	-		-		212,180	347,435

Anthony Hayes (5)	2012	-		-	-		-	-		-		-	-
Chief Executive Officer	2013	92,885	200,000			-	4,885,558	-		-		-	5,178,443

Michael Pollack	2012	-	-			-	-		-		-	-		-
Interim Chief Financial Officer (6)	2013	-	-		15,000		-	-			-	65,000	80,000

Harvey Kesner	2012	-		-	-		-		-		-	-	-
Interim Chief Executive Officer (7)	2013						8,531,674					423,300	8,954,974

Richard Cohen	2012	-	-		-		-	-			-	-	-
Chief Financial Officer (8)	2013	-	-		-		-	-			-	-	-

(1)	Awards pursuant to the Spherix Incorporated’s Equity Incentive Plans.
(2)
Dr. Kruger resigned her position from the Company on December 3, 2012, following the sale of the Spherix Consulting subsidiary.  Under the terms of Dr. Kruger’s Severance Agreement, the Company paid Dr. Kruger $286,443 in December 2012.

(3)	Mr. Lodder resigned as President of the Company in February 2013. We paid Mr. Lodder a severance of $233,398 as required by the terms of his prior employment agreement.
(4)
Mr. Clayton resigned as Chief Financial Officer, Treasurer and Corporate Secretary in March 2013.  We paid Mr. Clayton a severance of $212,180 as required by the terms of his prior employment agreement.

(5)	Mr. Hayes received a $100,000 signing bonus, a $100,000 annual bonus and 750,000 stock options valued on the date of grant in accordance with ASC Topic 718.
(6)
Mr. Pollack served as interim Chief Financial Officer from October 11, 2013 to January 3, 2014.  Mr. Pollack was paid a cash signing bonus of $20,000, and monthly cash retainers totaling $45,000 and $15,000 of common stock issued at the end of each monthly reporting period in accordance with ASC Topic 718. Mr. Pollack resigned as our interim Chief Financial Officer, effective January 3, 2014.

(7)
Mr. Kesner served as interim Chief Executive Officer from February 27, 2013 to September 10, 2013.  Mr. Kesner was paid $150,000 as compensation for his CEO duties and $23,300 as compensation for his Board of Director duties.  Other Compensation includes $250,000 consulting fee paid to Paradox Capital Partners, a firm of which Mr. Kesner is manager and member, for services rendered in the merger of North South.  Mr. Kesner’s compensation does not include legal fees paid to a law firm with which Mr. Kesner is associated, in the amount of $737,987 as of December 31, 2013.  Mr. Kesner received 1,000,000 stock options valued on the date of grant in accordance with ASC Topic 718.

(8)
Mr. Cohen was appointed Chief Financial Officer on January 6, 2014.  In consideration for Mr. Cohen’s services, the Company has agreed to pay Chord, a firm with which Mr. Cohen is associated, a monthly fee of $20,000 ($5,000 of which will be payable in shares of the Company’s common stock).

Outstanding Equity Awards at December 31, 2013

	Option Awards				Stock Awards
					Number	Market
	Number of	Number of			of Shares	Value of
	Securities	Securities			or Units	Shares or
	Underlying	Underlying			of Stock	Units of
	Unexercised	Unexercised	Option	Option	that have	Stock that
	Options (#)	Options (#)	Exercise	Expiration	not Vested	have not
Name	Exercisable	Unexercisable	Price ($)	Date	(#)	Vested ($)
Harvey Kesner	250,000	750,000	7.08	4/1/2023	-	-
Anthony Hayes (1)	562,500	187,500	7.08	4/1/2023	-	-

(1)	Includes 500,000 shares subject to performance conditions. Such performance conditions have been met as of December 31, 2013.

Potential Payment upon Termination or Change in Control

We have agreed to pay our officers one year salary and health and welfare (COBRA) benefits upon termination by us or following a change of control. Under the December 12, 2012 Retention Agreement with Mr. Clayton and an extension letter dated March 29, 2013, Mr. Clayton agreed to remain as CFO of the Company through June 30, 2013 and the Company agreed to pay Mr. Clayton a severance of $212,180 as required by the terms of his prior employment agreement. Pursuant to a Retention Agreement with Mr. Lodder, Mr. Lodder agreed to remain as principal executive officer through June 30, 2013 and the Company agreed to pay Mr. Lodder a severance of $233,398 as required by the terms of his prior employment agreement. All of the retention payments were made on or before June 30, 2013.

Unless otherwise agreed by the Board of Directors, the other staff members would be entitled to severance upon termination of employment pursuant to the Company’s severance policy.  The policy provides:

Completed Service Years	Severance Pay
> 1 year	10 days
1 but less than 2 years	15 days
2 but less than 3 years	20 days
3 but less than 4 years	25 days
4 or more years	30 days

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2013.

Name	Fees Earned Paid in Cash ($)	Options ($)	All Other Compensation ($) (1)	Total ($)
Douglas T. Brown	$28,600	$705,040	$--	$733,640
Edward M. Karr	31,400	705,040	4,163	740,603
Alexander Poltorak	7,500	5,661	--	13,161
Robert J. Vander Zanden	46,100	705,040	1,106	752,246

(1)   Represents reimbursed expenses.

Non-employee directors received the following annual compensation for service as a member of the Board for the fiscal year ended December 31, 2013:

Annual Retainer	$5,000	To be paid in cash at May Board Meeting annually.
Stock Options	$10,000
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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended December 31, 2013 were Mr. Karr, Chair; Mr.  Brown, and Dr. Vander Zanden. None of our members of the Compensation Committee during the fiscal year ended December 31, 2013 served as an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure required by Item 404 of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

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

           Based solely upon a review of (i) copies of the Section 16(a) filings received by the Company during or with respect to 2013 and (ii) certain written representations of its Officers and Directors, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2013 was filed in a timely manner.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 28, 2014 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)		Percent Of Class (2)
Principal Stockholders
Common Stock	Iroquois Master Fund Ltd. (3) 641 Lexington Avenue 26th Floor New York, NY 10022	813,383	(3)	9.99%
	Barry Honig (4) 555 South Federal Highway, #450 Boca Raton, FL 33432	821,473	(4)	9.99%
Common Stock	Hudson Bay IP Opportunities Master Fund LP (5) 777 Third Avenue 30th Floor New York, NY 10017	836,713	(5)	9.99%
Common Stock	Alan Honig (6)	467,324	(6)	5.96%
Common Stock	American Capital Management LLC (7)	721,276	(7)	8.96%
Common Stock	Alpha Capital Anstalt (8)	451,326		5.75%
	All Principal Stockholders as a Group	4,089,295		45.28%
Executive Officers and Directors
Common Stock	Robert J. Vander Zanden	113,802	(9)	1.57%
Common Stock	Anthony Hayes	885,581	(10)	11.09%
Common Stock	Douglas T. Brown	113,659	(11)	1.57%
Common Stock	Edward M. Karr	213,513	(12)	2.91%
Common Stock	Harvey J. Kesner	615,615	(13)	7.99%
Common Stock	Alexander Poltorak	38,714	(14)	*
Common Stock	Richard Cohen	0		0
	All Executive Officers and Directors as a Group (seven persons)	1,980,884		20.26%

* Less than 1% of the outstanding shares of our common stock.

(1)
Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Calculated based on 7,846,106 shares of Common Stock outstanding as of March 28, 2014.

(3)
Represents (i) 517,514 shares of Common Stock; (ii) 6,759 shares of Common Stock issuable upon exercise of warrants and (iii) 289,110 shares of Common Stock issuable upon conversion of 28,911 shares of Series D-1 Convertible Preferred Stock.  Excludes 1,257,360 shares of Common Stock issuable upon conversion of 125,736 shares of Series D-1 Convertible Preferred Stock. The holder of Series D-1 Convertible Preferred Stock may not receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by it and its affiliates after such conversion exceeds 9.99% of the then issued and outstanding shares of Common Stock.

Iroquois Capital Management LLC (“Iroquois Capital”) is the investment manager of Iroquois Master Fund Ltd. (“IMF”). Consequently, Iroquois Capital has voting control and investment discretion over securities held by IMF. As managing members of Iroquois Capital, Joshua Silverman and Richard Abbe make voting and investment decisions on behalf of Iroquois Capital in its capacity as investment manager to IMF. As a result of the foregoing, Mr. Silverman and Mr. Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange of 1934, as amended) of these securities held by IMF. Notwithstanding the foregoing, Mr. Silverman and Mr. Abbe disclaim such beneficial ownership.

(4)
Represents (i) 301,517 shares of Common Stock owned by Barry Honig; (ii) 143,091 shares of Common Stock owned by GRQ Consultants Inc. Roth 401K ("GRQ Roth 401K"), over which Barry Honig holds voting and dispositive power; (iii) 298,740 shares of Common Stock issuable upon conversion of 29,874 shares of Series D-1 Preferred Stock held by Barry Honig and (iv) 78,125 shares of Common Stock issuable upon conversion of 78,125 shares of Series F-1 Preferred Stock.  Excludes 2,139,900 shares of Common Stock issuable upon conversion of 213,990 shares of Series D-1 Convertible Preferred Stock held by Barry Honig; 36,970 shares of Common Stock issuable upon conversion of 3,697 shares of Series D-1 Convertible Preferred Stock held by GRQ Roth 401K; 69,240 shares of Common Stock issuable upon conversion of 6,924 shares of Series D-1 Convertible Preferred Stock held by GRQ Consultants Inc. 401K over which Barry Honig holds voting and dispositive power; and 69,240 shares of Common Stock issuable upon conversion of 6,924 shares of Series D-1 Convertible Preferred Stock held by GRQ Consultants Inc. Defined Benefit Plan, over which Barry Honig holds voting and dispositive power. The holder of Series D-1 Convertible Preferred Stock may not receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by it and its affiliates after such conversion exceeds 9.99% of the then issued and outstanding shares of Common Stock.

(5)
Represents (i) 307,288 shares of Common Stock, (ii) 78,125 shares of Common Stock issuable upon conversion of 78,125 shares of Series F-1 Preferred Stock and (iii) 451,300 shares of Common Stock issuable upon conversion of 45,130 shares of Series D-1 Preferred Stock.  Excludes (i) 4,587,330 shares of Common Stock issuable up on conversion of 458,733 shares of Series D-1 Preferred Stock (ii) one share of Common Stock issuable upon conversion of one share of Series B Preferred Stock and (iii) one share Common Stock issuable upon conversion of one share of Series C Preferred Stock. The Series C Preferred Stock may not be converted and the holder may not receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion exceeds 4.99% of the then issued and outstanding shares of Common Stock. The restriction described above may be waived, in whole or in part, upon sixty-one (61) days prior notice from the holder to the Company. The holder of Series D-1 Convertible Preferred Stock may not receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by it and its affiliates after such conversion exceeds 9.99% of the then issued and outstanding shares of Common Stock. The foregoing restriction may be waived, in whole or in part, upon sixty-one (61) days prior notice from the holder to the Company.

Hudson Bay Capital Management LP, the investment manager of Hudson Bay IP Opportunities Master Fund L.P. (“Hudson Bay”), has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Sander Gerber disclaims beneficial ownership over these securities.

(6)
Represents (i) 92,324 shares of Common Stock held by Four Kids Investment Fund LLC, over which Alan Honig holds voting and dispositive power; and (ii) 375,000 shares of Common Stock held by The Joe and Helen Darion Foundation, over which Alan Honig holders voting and dispositive power. The holder of Series D-1 Convertible Preferred Stock may not receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by it and its affiliates after such conversion exceeds 9.99% of the then issued and outstanding shares of Common Stock. The foregoing restriction may be waived, in whole or in part, upon sixty-one (61) days prior notice from the holder to the Company.

(7)
Represents (i) 515,766 shares of Common Stock and (ii) 205,510 shares of Common Stock issuable upon conversion of 20,551 shares of Series D-1 Convertible Preferred Stock.  The holder of Series D-1 Convertible Preferred Stock may not receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by it and its affiliates after such conversion exceeds 9.99% of the then issued and outstanding shares of Common Stock. The foregoing restriction may be waived, in whole or in part, upon sixty-one (61) days prior notice from the holder to the Company.  Philip Mirabelli has voting control and investment discretion over securities held by American Capital Management LLC. Mr. Mirabelli makes voting and investment decisions on behalf of American Capital Management LLC.

(8)	Konrad Ackermann may be deemed to hold voting and dispositive power over securities of the Company held by Alpha Capital Anstalt.

(9)	Includes (i) 143 shares of Common Stock and (ii) 113,659 shares of Common Stock such person has a right to acquire within 60 days pursuant to stock options.

(10)	Includes (i) 23,081 shares of Common Stock and (ii) 862,500 shares of Common Stock such a person has a right to acquire within 60 days pursuant to stock options.

(11)	Includes 113,659 shares of Common Stock such person has a right to acquire within 60 days pursuant to stock options.

(12)	Includes 213,513 shares of Common Stock such person has a right to acquire within 60 days pursuant to stock options.

(13)
Includes (i) 1,000 shares of Common Stock, (ii) options to purchase 588,513 shares of Common Stock exercisable within 60 days and (iii) 26,102 shares of restricted Common Stock owned indirectly by Paradox Capital Partners LLC ("Paradox"). Mr. Kesner is the sole manager and member of Paradox and in such capacity has voting and dispositive power over shares held by Paradox.

(14)	Includes 38,714 shares of Common Stock such person has a right to acquire with 60 days pursuant to stock options.

With the exception of Cede & Co., the holder of record for certain brokerage firms and banks, except as disclosed above, no other person is known by us to own beneficially more than 5% of our outstanding common stock.

Effective January 24, 2013, the Company and Equity Stock Transfer, LLC, as Rights Agent, entered into a Rights Agreement which provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable at the earlier of ten days following:  (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 10% or more of our outstanding common stock.  All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2017, subject to further extension.  Each right entitles a stockholder to acquire, at a price of $7.46 per one one-hundredth of a preferred share, subject to adjustments, 1/100 of a share of our preferred stock, which carries voting and dividend rights similar to one share of our common stock.  Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our common stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the common stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement.  At the discretion of a majority of the Board of Directors and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of Mr. Douglas T. Brown, Mr. Edward M. Karr, Mr. Harvey J. Kesner, Mr. Anthony Hayes, Dr. Robert J. Vander Zanden and Mr. Alexander Poltorak. The Board of Directors has determined that Dr. Robert J. Vander Zanden, Mr. Douglas T. Brown, Mr. Edward M. Karr and Mr. Alexander Poltorak are independent directors within the meaning of the applicable NASDAQ rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

On September 10, 2013, we entered into an employment agreement with Mr. Hayes pursuant to which Mr. Hayes serves as the Chief Executive Officer of the Company for a period of two years, subject to renewal. In consideration for his employment, the Company agreed to pay Mr. Hayes a signing bonus of $100,000 and a base salary of $350,000 per annum. Mr. Hayes will be entitled to receive an annual bonus in an amount equal to up to 100% of his base salary if the Company meets or exceeds certain criteria adopted by the Company’s compensation committee. We paid Mr. Hayes an annual bonus of $100,000 for the year ended December 31, 2013. In the event Mr. Hayes’ employment is terminated, other than for “Cause,” or by Mr. Hayes without “Good Reason,” as both terms are defined in Mr. Hayes’ employment agreement, Mr. Hayes will be entitled to receive severance benefits equal to twelve months of his base salary, continued coverage under the Company’s benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus.

On September 10, 2013, we closed the transactions contemplated by the Agreement and Plan of Merger dated April 2, 2013, by and among the Company, Nuta Technology Corp., a wholly owned subsidiary of the Company, North South and certain shareholders of North South. North South was merged with and into Nuta, with Nuta as the surviving corporation and holder of the assets of the North South (“Merger”). As a result of the Merger, holders of the outstanding shares of North South’s outstanding common stock received an aggregate of 1,203,153 shares of the our common stock and holders of North South’s outstanding Series A Preferred Stock and Series B Preferred Stock received an aggregate of 1,379,685 shares of our Series D Preferred Stock. The merger agreement was amended on August 30, 2013 to provide that 555,072 shares of common stock and 94,493 shares of Series D Preferred Stock shall be paid into escrow for a period of one year to cover certain indemnification obligations.

On July 24, 2013, we closed on the acquisition of a group of patents in the mobile communication sector from Rockstar. In consideration for the patents, we paid certain consideration to Rockstar, including 176,991 shares of our common stock. The shares are subject to a lock-up agreement, subject to certain leak-out provisions, which shall expire on the earlier of (i) six months from the issuance of the shares and (ii) the date that the common stock achieves a trading volume of at least 50,000 shares per day and a closing price of at least $13 per share for a period of five consecutive days. Rockstar will also be entitled to receive a percentage of future profits after recovery of patent monetization costs and an initial priority return on investment to the Company.

In January 2013, we entered into a retention agreement with our former President, Dr. Robert A. Lodder, which provided that (i) Dr. Lodder remain with us as an executive officer through June 30, 2013 and receive compensation at the rate previously provided to him and (ii) payment of severance of $233,398 as had been provided under the terms of his employment agreement, which was terminated under the terms of the retention agreement.

Mr. Kesner’s law firm provided legal services to the Company throughout 2013 for an aggregate $737,987 for these services of which approximately $158,000 is included in accounts payable at December 31, 2013.

On December 28, 2012, the Company issued 120,000 shares of restricted stock under the Company’s 2012 Equity Compensation Plan to Paradox Capital Partners, LLC, an entity beneficially owned by the Company’s then interim Chief Executive Officer and current director, Mr. Harvey J. Kesner (“Mr. Kesner”).  The total grant date fair value of the issuance of the restricted stock was approximately $816,000.  The shares were to vest if prior to December 31, 2017, the Company; (i) closed a Qualified Transaction (as defined within the agreement); (ii) closed a private or public financing of at least $7.5 million; or (iii) otherwise undergoes a change in control. In such an event, the Mr. Kesner was also entitled to a one-time payment of $250,000.  The consummation of the Merger qualified as a Qualified Transaction and was approved by the shareholders, thereby causing the shares to vest on September 10, 2013.  The one-time payment of $250,000 was also made in connection with the closing of the Merger.

Mr. Kesner’s law firm provided legal services to the company in late 2012 and invoiced the Company approximately $40,000 for these services, which are included in accrued expenses at December 31, 2012.

On November 30, 2012, but effective as of December 3, 2013, Dr. Claire L. Kruger resigned as our Chief Executive Officer/Chief Operating Officer. In connection with Dr. Kruger’s departure, we paid Dr. Kruger her 2012 bonus of $143,000 and a severance of $286,000, both of which were paid during 2012. We paid other departing employees a total of $82,000 in 2012 bonuses and approximately $211,000 in severances, which were also paid during 2012.

On December 12, 2012, we entered into a retention agreement with Mr. Clayton which provided (i) that Mr. Clayton would remain our chief financial officer through March 31, 2013 and (ii) for a $212,180 severance payment as required by the terms of his employment agreement.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

 Marcum LLP for Fiscal 2013

           The following table sets forth the aggregate fees billed and expected to be billed by Marcum LLP (“Marcum”) for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2013.  The fees classified as audit-related fees relate to professional services rendered for the audit of North South Holdings, Inc. financial statements for the period ended December 31, 2012.
2013

Audit fees	$256,343
Audit related fees	34,500
Tax fees	-
Total	$290,843

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2013 and 2012.  Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation and Bylaws of the Company (incorporated by reference to the Company’s Annual Proxy Statement for meeting held on May 15, 1992, as filed with the SEC)

3.2
Certificates of Amendment of the Company (incorporated by reference to the Company’s Proxy Statement for its May 1996, May 2000, May 2001, November 2011, and August 2012 annual meetings, as well as the Company’s Information Statement filed November 26, 2012 and the Company Current Report on Form 8-K filed December 17, 2012, all as filed with the SEC)

3.3	Certificate of Amendment filed November 28, 2011 (incorporated by reference to Form 8-K filed December 15, 2011)

3.4	Certificate of Amendment filed September 21, 2012 (incorporated by reference to Form 8-K filed September 21, 2012)

3.5	Certificate of Amendment filed December 17, 2012 (incorporated by reference to Form 8-K filed December 17, 2012)

3.6	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

4.1	Rights Agreement dated as of February 16, 2001, between Spherix Incorporated and American Stock Transfer and Trust Company (incorporated by reference to Form 8-K filed March 6, 2001)

4.2
First Amendment to Rights Agreement dated as of December 20, 2010, between Spherix Incorporated and American Stock Transfer and Trust Company (incorporated by reference to Form 8-K filed December 20, 2010)

4.3	Rights Agreement dated as of January 24, 2013, between Spherix Incorporated and Equity Stock Transfer, LLC (incorporated by reference to Form 8-K filed January 30, 2013)

4.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Form 8-K filed October 8, 2010)

4.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Form 8-K filed on March 7, 2013)

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Form 8-K filed on April 4, 2013)

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Form 8-K filed on June 26, 2013)

4.8	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Form 8-K filed on November 7, 2013)

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series F-1 Convertible Preferred Stock (incorporated by reference to Form 8-K filed on November 26, 2013)

4.10	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Form 8-K filed on November 29, 2013)

4.11	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (incorporated by reference to Form 8-K filed on January 2, 2014)

4.12	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (incorporated by reference to Form 8-K filed on January 2, 2014)

4.11	Form of Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.12	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

5.1	Opinion of Sichenzia Ross Friedman Ference LLP.**

10.1	Summary of Annual Compensation of Members of the Board of Directors of Spherix Incorporated (incorporated by reference to Form 8-K filed May 28, 2010)

10.2	Employment Agreement dated as of August 15, 2007, by and between Claire L. Kruger and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)

10.3	Amendment To Employment Agreement dated as of May 25, 2010, by and between Claire L. Kruger and the Company (incorporated by reference to Form 8-K filed May 28, 2010)

10.4	Termination of Employment and General Release Agreement dated as of December 3, 2012, by and between Claire L. Kruger and the Company (incorporated by reference to Form 8-K filed December 17, 2012)

10.5	Benefits Agreement dated as of December 3, 2012, by and between Claire L. Kruger and the Company (incorporated by reference to Form 8-K filed December 17, 2012)

10.6	Employment Agreement dated as of August 16, 2007, by and between Robert A. Lodder and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)

10.7	Amendment To Employment Agreement dated as of May 25, 2010, by and between Robert A. Lodder and the Company (incorporated by reference to Form 8-K filed May 28, 2010)

10.8	Retention Agreement with Robert A. Lodder and the Company (incorporated by reference to Form 8-K filed February 7, 2013)

10.9	Employment Agreement dated as of May 25, 2010, by and between Robert L. Clayton and the Company (incorporated by reference to Form 8-K filed May 28, 2010)

10.10	Retention Agreement dated as of December 12, 2012, by and between Robert L. Clayton and the Company (incorporated by reference to Form 8-K filed December 17, 2012)

10.11	Employment Agreement dated as of May 25, 2010, by and between Katherine M. Brailer and the Company (incorporated by reference to Form 8-K filed May 28, 2010)

10.12
Termination of Employment and General Release Agreement dated as of December 3, 2012, by and between Katherine M. Brailer and the Company (incorporated by reference to the Form 10-K filed on March 20, 2013)

10.13	Benefits Agreement dated as of December 3, 2012, by and between Katherine M. Brailer and the Company (incorporated by reference to the Form 10-K filed on March 20, 2013)

10.14	Letter Agreement dated as of January 13, 2011, by and between Gilbert V. Levin, M. Karen Levin and the Company (incorporated by reference to Form 10-K dated March 30, 2011)

10.15	1997 Stock Option Plan (incorporated by reference from the Company’s Proxy Statements for its May 1998, May 2001, May 2005, November 2011 and August 2012 annual meetings, as filed with the Commission)

10.16	2012 Equity Incentive Plan (incorporated by reference from the Company’s Information Statement on Form DEF 14c filed November 26, 2012)

10.17	Lease Agreement dated October 4, 2007, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 10-Q dated September 30, 2007)

10.18	Amendment to Office Building Lease, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 8-K filed March 23, 2012)

10.19
Settlement Agreement dated March 16, 2011, between the Biospherics Incorporated (a wholly-owned subsidiary of the Company) and Inalco S.p.A (incorporated by reference to Form 8-K filed on March 21, 2011)

10.20	Securities Purchase Agreement dated November 16, 2009, between the Company and certain investors (incorporated by reference to Form 8-K filed November 18, 2009)

10.21	Securities Purchase Agreement dated October 7, 2010, between the Company and certain investors (incorporated by reference to Form 8-K filed October 8, 2010)

10.22	Securities Purchase Agreement dated January 19, 2011, between the Company and certain investors (incorporated by reference to Form 8-K filed January 20, 2011)

10.23	Securities Purchase Agreement dated October 25, 2011, between the Company and certain investors (incorporated by reference to Form 8-K filed October 27, 2011)

10.24	Securities Purchase Agreement dated February 2, 2012, between the Company and certain investors (incorporated by reference to Form 8-K filed February 3, 2012)

10.25	Securities Purchase Agreement dated November 7, 2012, between the Company and certain investors (incorporated by reference to Form 8-K filed November 8, 2012)

10.26	License Agreement dated June 22, 2010 between the University of Kentucky Research Foundation and Biospherics Incorporated (incorporated by reference to Form 10-K filed March 29, 2012)

10.27	Stock Purchase Agreement, dated December 3, 2012, between the Company and ChromaDex, Inc. (incorporated by reference to Form 8-K dated December 6, 2012)

10.28	Consulting Agreement dated December 28, 2012, between the Company and Paradox Capital Partners, LLC. (incorporated by reference to the Form 10-K filed on March 20, 2013)

10.29	Warrant Exchange Agreement dated March 1, 2013 between the Company and certain investors (incorporated by reference to Form 8-K filed March 7, 2013)

10.30	Letter of Intent, dated February 15, 2013, between Nuta Technology Corp. and North South Holdings, Inc. (incorporated by reference to Form 8-K filed February 22, 2013)

10.31	Waiver of Registration Rights Required (incorporated by reference to the Form 8-K filed on December 21, 2012)

10.32	Extension Letter dated as of March 29, 2013 between Spherix Incorporated and Robert L. Clayton (incorporated by reference to the Form 8-K filed on April 2, 2013)

10.33	Agreement and Plan of Merger dated April 2, 2013 (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.34	Spherix Incorporated 2013 Equity Incentive Plan (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.35	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on June 26, 2013)

10.36	Form of Note Purchase Agreement (incorporated by reference to the Form 8-K filed on August 6, 2013)

10.37	Form of Note (incorporated by reference to the Form 8-K filed on August 6, 2013)

10.38	First Amendment to Agreement and Plan of Merger dated August 30, 2013 (incorporated by reference to the Form 8-K filed on September 4, 2013)

10.39	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.40	Employment Agreement between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on September 13, 2013)

10.41	Indemnification Agreement between Spherix Incorporated and Michael Pollack (incorporated by reference to the Form 8-K filed on October 15, 2013)

10.42	Indemnification Agreement between Spherix Incorporated and Alexander Poltorak (incorporated by reference to the Form 8-K filed on October 29, 2013)

10.43	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on November 7, 2013)

10.44	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on November 7, 2013)

10.45	Form of Lockup Agreement (incorporated by reference to the Form 8-K filed on November 7, 2013)

10.46
Patent Purchase Agreement between Spherix Incorporated and Rockstar Consortium US LP, including Amendment No. 1 thereto (redacted) (incorporated by reference to the Form 8-K/A filed on November 19, 2013)

10.47	Form of Series F Exchange Agreement (incorporated by reference to the Form 8-K filed on November 26, 2013)

10.48	Form of Series D Exchange Agreement (incorporated by reference to the Form 8-K filed on December 30, 2013)

10.49	Form of Voting and Support Agreement (incorporated by reference to the Form 8-K filed on January 2, 2014)

10.50	Indemnification Agreement between Spherix Incorporated and Richard Cohen dated January 6, 2014 (incorporated by reference to the Form 8-K filed January 9, 2014)

10.51	Patent Purchase Agreement dated December 31, 2013 between Spherix Incorporated and Rockstar Consortium US LP* (incorporated by reference to the Form S-1/A filed January 21, 2014)

10.52	Form of Lockup Agreement (incorporated by reference to the Form 8-K filed January 27, 2014)

10.53	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.54	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

21.1	List of Subsidiaries*

23.1	Consent of Grant Thornton LLP, Independent Auditors*

23.2	Consent of Marcum LLP, Independent Auditors*

* Filed herewith.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: March 31, 2014	By: /s/ Anthony Hayes Anthony Hayes Director and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2014	By: /s/ Richard Cohen Richard Cohen Chief Financial Officer (Principal Financial and Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown Douglas T. Brown	Director	March 31, 2014

/s/ Anthony Hayes Anthony Hayes	Chief Executive Officer and Director	March 31, 2014

/s/ Edward M. Karr Edward M. Karr	Director	March 31, 2014

/s/ Harvey J. Kesner Harvey J. Kesner	Director	March 31, 2014

/s/ Alexander Poltorak Alexander Poltorak	Director	March 31, 2014

/s/ Robert J. Vander Zanden Robert J. Vander Zanden	Chairman of the Board	March 31, 2014