Form 10-K/A
period 2013-12-31
SPHERIX INC
filed 2014-04-09
CIK 12239

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A
Amendment No. 1
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

There were 7,846,106 shares of the Registrant’s Common Stock outstanding as of March 28, 2014.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to amend and restate in their entirety Items 8 and 15 of the annual report on Form 10-K filed by Spherix Incorporated (the “Company”) for the period ended December 31, 2013 filed on March 31, 2014 (the “2013 Form 10-K”).  The 2013 Form 10-K had an incorrect date for the report from the Company’s former independent registered public accounting firm, Grant Thornton LLP, for the financial statements as of and for the year ended December 31, 2012.  This filing corrects the incorrect date and contains currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

Except as described above, no attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2013 Form 10-K and does not reflect events occurring after the filing of the 2013 Form 10-K.

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

McLean, VA
March 20, 2013

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

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

a.	We have filed the following documents as part of this Annual Report on Form 10-K/A:

1.	Consolidated Financial Statements

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

10.47	Form of Series F Exchange Agreement (incorporated by reference to the Form 8-K filed on November 26, 2013)

10.48	Form of Series D Exchange Agreement (incorporated by reference to the Form 8-K filed on December 30, 2013)

10.49	Form of Voting and Support Agreement (incorporated by reference to the Form 8-K filed on January 2, 2014)

10.50	Indemnification Agreement between Spherix Incorporated and Richard Cohen dated January 6, 2014 (incorporated by reference to the Form 8-K filed January 9, 2014)

10.51	Patent Purchase Agreement dated December 31, 2013 between Spherix Incorporated and Rockstar Consortium US LP (incorporated by reference to the Form S-1/A filed January 21, 2014)

10.52	Form of Lockup Agreement (incorporated by reference to the Form 8-K filed January 27, 2014)

10.53	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.54	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

21.1	List of Subsidiaries (incorporated by reference to the Form 10-K filed March 31, 2014)

23.1	Consent of Grant Thornton LLP, Independent Auditors (incorporated by reference to the Form 10-K filed March 31, 2014)

23.2	Consent of Marcum LLP, Independent Auditors (incorporated by reference to the Form 10-K filed March 31, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: April 9, 2014	By: /s/ Anthony Hayes Anthony Hayes Director and Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2014	By: /s/ Richard Cohen Richard Cohen Chief Financial Officer (Principal Financial and Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas T. Brown Douglas T. Brown	Director	April 9, 2014

/s/ Anthony Hayes Anthony Hayes	Chief Executive Officer and Director	April 9, 2014

/s/ Edward M. Karr Edward M. Karr	Director	April 9, 2014

/s/ Harvey J. Kesner Harvey J. Kesner	Director	April 9, 2014

/s/ Alexander Poltorak Alexander Poltorak	Director	April 9, 2014

/s/ Robert J. Vander Zanden Robert J. Vander Zanden	Chairman of the Board	April 9, 2014