Form 10-Q
period 2014-03-31
SPHERIX INC
filed 2014-05-15
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to

Commission file number   000-05576

SPHERIX INCORPORATED
 (Exact name of Registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6430 Rockledge Drive, Suite 503
Bethesda, MD 20877
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
Large Accelerated Filer [   ]  Accelerated Filer [   ]  Non-accelerated Filer [   ]  Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2014
Common Stock, $0.0001 par value	12,269,812 shares

Spherix Incorporated
Form 10-Q
For the Quarter Ended March 31, 2014

-i-

Part I.  Financial Information
Item 1.  Financial Statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	March 31, 2014	December 31,
	(Unaudited)	2013
ASSETS
Current assets
Cash and cash equivalents	$4,503	$3,125
Prepaid expenses and other assets	107	151
Total current assets	4,610	3,276

Patent portfolios, net of accumulated amortization of $2,695 and $267	62,407	64,835
Goodwill	1,712	1,712
Deposit	30	30
Total assets	$68,759	$69,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,039	$270
Accrued salaries and benefits	77	233
Accrued patent cost	-	1,000
Warrrant liability	8	48
Total liabilities	1,124	1,551

Series I redeemable preferred stock, $0.0001 par value; 119,760 shares issued and outstanding; liquidation preference of $167 per share	20,000	20,000

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares and 5,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively
Series A: no shares issued and outstanding, at March 31, 2014 and December 31, 2013; liquidation preference $0.0001 per share	-	-
Convertible preferred stock：
Series B: 1 share issued and outstanding at March 31, 2014 and December 31, 2013; liquidation preference $0.0001 per share	-	-
Series C: 1 shares issued and outstanding at March 31, 2014 and December 31, 2013 ; liquidation preference $0.0001 per share	-	-
Series D: 18,000 shares issued and outstanding at March 31, 2014, and 1,227,582 shares issued and outstanding at December 31, 2013; liquidation value of $0.0001 per share	-	-
Series D-1: 945,139 shares issued and outstanding at March 31, 2014, and 59,265 shares issued and outstanding, at December 31, 2013; liquidation value of $0.0001 per share	-	-
Series E: no shares issued and outstanding, at March 31, 2014 and December 31, 2013; liquidation preference $0.0001 per share	-	-
Series F: no shares issued and outstanding, at March 31, 2014 and December 31, 2013; liquidation preference $0.0001 per share	-	-
Series F-1: 156,250 shares issued and outstanding at March 31,2014, and 156,250 shares issued and outstanding, at December 31, 2013; liquidation preference $0.0001 per share	-	-
Series H: 459,043 shares issued and outstanding at March 31, 2014, and 459,043 shares issued and outstanding at December 31, 2013; liquidation preference $83.50 per share	-	-
Common stock, $0.0001 par value, 200,000,000 shares and 50,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 8,206,335 shares and 3,770,113 shares issued at at March 31, 2014 and December 31, 2013, respectively; 8,196,107 and 3,769,712 shares outstanding at March 31, 2014 and December 31, 2013, respectively	1	-
Additional paid-in-capital	109,137	102,043
Treasury stock, at cost, 228 shares at March 31, 2014 and 401 shares at December 31, 2013, respectively	(264)	(465)
Accumulated deficit	(61,239)	(53,276)
Total stockholders' equity	47,635	48,302
Total liabilities and stockholders' equity	$68,759	$69,853

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$4	$6

Operating costs and expenses
Amortization of patents	2,428	-
Compensation and related expenses (including stock-based compensation)	3,532	455
Depreciation	-	16
Other selling, general and administrative	2,053	446
Total operating expenses	8,013	917
Loss from operations	(8,009)	(911)

Other income (expense)
Interest income	6	-
Fair value adjustments for warrant liabilities	40	(2,786)
Total other income (expense)	46	(2,786)

Net loss	$(7,963)	$(3,697)

Net loss per share, basic and diluted	$(1.66)	$(5.35)

Weighted average number of common shares outstanding,
Basic and diluted	4,789,596	691,213

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(7,963)	$(3,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	2,428	-
Fair value adjustments for warrant liabilities	(40)	2,786
Depreciation	-	16
Non-cash registration rights penalty	700	-
Stock-based compensation	3,396	4
Changes in assets and liabilities:
Other receivables	-	(1)
Prepaid expenses and other assets	44	14
Accounts payable and accrued expenses	69	(262)
Accrued salaries and benefits	(156)	-
Net cash used in activities of continuing operations	(1,522)	(1,140)
Net cash provided by activities of discontinued operations	-	89
Net cash used in operating activities	(1,522)	(1,051)

Cash flows from investing activities
Payment of accrued patent costs	(1,000)	-
Net cash used in investing activities	(1,000)	-

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	3,900	-
Net cash provided by financing activities	3,900	-

Net increase (decrease) in cash and cash equivalents	1,378	(1,051)
Cash and cash equivalents, beginning of year	3,125	4,498

Cash and cash equivalents, end of year	$4,503	$3,447

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Retirement of treasury stock	201	-
Conversion of Series D-1 preferred stock to common stock	1	-
Issuance of Series C Convertible Preferred Stock in connection with exchange of warrants	-	5,696

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Organization and Description of Business

Organization and Description of Business

Spherix Incorporated (“we” or the “Company”) is an intellectual property company incorporated in the State of Delaware that owns patented and unpatented intellectual property.  The Company was formed in 1967 as a scientific research company and for much of its history pursued drug development including through Phase III clinical studies which were largely discontinued in 2012.  Through the Company’s acquisition of patents and patent applications developed by Nortel Networks Corporation from Rockstar Consortium US, LP (“Rockstar”) and Harris Corporation from North South Holdings Inc. (“North South”) in 2013, the Company has expanded its activities and is a significant owner of intellectual property assets.

The Company's strategy is to derive value from licensing, commercialization, settlement and litigation of patents.

Amended and Restated Certificate of Incorporation and Elimination

On April 24, 2014, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which was previously approved by the stockholders at a meeting held on February 6, 2014.  The Amended and Restated Certificate of Incorporation, among other things, increased the authorized number of shares of common stock and preferred stock to 200,000,000 shares from 50,000,000 shares and to 50,000,000 shares from 5,000,000 shares, respectively. The Amended and Restated Certificate of Incorporation also requires the Company to indemnify its directors, officer and agents and advance expenses to such persons to the fullest extent permitted by Delaware law.

On April 23, 2014, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock and returning them to authorized but undesignated shares of preferred stock. No shares of the foregoing series of preferred stock were outstanding.

Note 2.	Liquidity and Financial Condition

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.  The Company intends to finance its activities through:

•	managing current cash and cash equivalents on hand from the Company’s past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future, and
•	increasing revenue from its patent portfolios, license fees, and new business ventures.

As a result of the Company’s recurring operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company is dependent on its ability to retain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $3.5 million at March 31, 2014, and cash and cash equivalents amounted to approximately $4.5 million at March 31, 2014.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  The Company will need to seek to obtain additional debt or equity financing, especially if the Company experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter parties reviews in an effort to avoid or limit liability and damages for patent infringement or cause the Company to incur additional costs as a strategy.  If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents. The patents could be declared invalid by a court or the US Patent and Trademark Office, in whole or in part, or the costs of the Company can increase. Recent rulings also create an increased risk that if the Company is unsuccessful in litigation it could be responsible to pay the attorney's fees and other costs of defendants by lowering the standard for legal fee shifting sought by defendants in patent cases.

As a result, a negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact the Company’s business. Additionally, the Company anticipates that legal fees which are not included in contingency fee arrangements, experts and other expenses will be material and could have an adverse effect on its financial condition and results of operations if its efforts to monetize its patents are unsuccessful.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of March 31, 2014, the condensed consolidated results of its operations and cash flows for the three month periods ended March 31, 2014 and 2013. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure, for the year ended December 31, 2013.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements include the accounts of Spherix Incorporated and its wholly-owned subsidiaries, Biospherics Incorporated, Nuta Technology Corp., Spherix Portfolio Acquisition I, Inc. ("SPXI"), Spherix Portfolio Acquisition II, Inc. ("SPXII"), Guidance IP, LLC (“Guidance”), CompuFill LLC ("CompuFill") and Directional IP, LLC. (“Directional”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Intangible Assets – Patent Portfolios

"Intangible assets" include the Company’s patent portfolios with original estimated useful lives ranging from 6 months to 12 years.  The Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.  As disclosed in Note 1, the Company acquired its current patent portfolios during 2013.

"Patents" includes the cost of patents or patent rights (hereinafter, collectively “patents”), acquired from third-parties or acquired in connection with business combinations.  Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that indicate the carrying amount may be impaired. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with the preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.

Impairment of Long-lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company deemed there was no impairment of long-lived assets during the three months ended March 31, 2014.

Net Loss Per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,
	2014	2013
Convertible preferred stock	16,773,275	229,341
Warrants to purchase common stock	775,021	75,757
Non-vested restricted stock awards	10,000	122,500
Options to purchase common stock	3,323,876	7,163
Total	20,882,172	434,761

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Goodwill and Intangible Assets

Acquisition of North South

As disclosed in Note 1, on September 10, 2013, the Company completed its acquisition of North South.  The Company acquired North South to expand its patent portfolio and continue its business plan of the monetization of its intellectual property.  The Company accounted for its acquisition of North South using the acquisition method of accounting.

The following table presents the unaudited pro-forma financial results, as if the acquisition of North South had been completed as of January 1, 2013 (in thousands, except per share amounts):

For the three months ended
March 31, 2013
Revenues	$53
Net loss	$(3,810)
Loss per share - basic and diluted	$(5.51)

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2013 or to project potential operating results as of any future date or for any future periods.

Other Intangible Assets

The Company’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from 6 months to 12 years. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2014 are as follows (in thousands, except year amounts):

Date Acquired and Description	Intangible Assets at December 31, 2013, net	Weighted Average Life (in years)	Amortization Expense for the Three Months Ended March 31, 2014	Amount Recorded as of March 31, 2014, net
7/24/13 - Rockstar patent portfolio	$3,792	8.50	$115	$3,677
9/10/13 - North South patent portfolio	1,062	8.50	32	1,030
12/31/13 - Rockstar patent portfolio	59,981	6.50	2,281	57,700
	$64,835		$2,428	$62,407

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted average remaining amortization period of the Company’s patents is approximately 6.4 years. Amortization for the year ended 2013, three months ended March 31, 2014 and future amortization of all patents is as follows (in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	July 24, 2013	September 10, 2013	December 13, 2013	Amortization
Nine Months Ended December 31, 2014	355	98	6,950	7,403
December 31, 2015	470	130	9,225	9,825
December 31, 2016	471	130	9,250	9,851
December 31, 2017	470	130	9,225	9,825
December 31, 2018	470	130	9,225	9,825
Thereafter	1,441	412	13,825	15,678
Total	$3,677	$1,030	$57,700	$62,407

Note 5.	Stockholders’ Equity

Preferred Stock

The Company had certificates of designation of ten separate series as summarized below as of March 31, 2014 and December 31, 2013:

	Number of Shares Issued
	and Outstanding as of
	March 31, 2014	December 31, 2013	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "B"	1	1	0.0001	4:1
Series "C"	1	1	0.0001	1:1
Series “D"	18,000	1,227,582	0.0001	10:1
Series “D-1"	945,139	59,265	0.0001	10:1
Series “E”	-	-	0.0001	1:1
Series “F"	-	-	0.0001	1:1
Series “F-1"	156,250	156,250	0.0001	1:1
Series “H"	459,043	459,043	0.0001	10:1
Series “I”	119,760	119,760	0.0001	20:1

Series A Preferred Stock

The Company’s board of directors has designated 500,000 shares of its preferred stock as Series A Participating Preferred Stock (“Series A Preferred Stock”).

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Series B Convertible Preferred Stock

In connection with an offering of securities, which the Company closed in October 2010, the Company created a Series B Convertible Preferred Stock.  All shares of Series B Convertible Preferred Stock issued in the offering have been converted to common stock except for one (1) outstanding share of Series B Convertible Preferred Stock as of March 31, 2014 and December 31, 2013.

The Series B Convertible Preferred Stock is convertible at the option of the holder at any time into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the convertible preferred stock, or $1,000, by a conversion price of $250 per share.  The conversion price is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The conversion price may also be subject to adjustment if the Company issues rights, options or warrants to all holders of its common stock entitling them to subscribe for or purchase shares of its common stock at a price per share less than the daily volume weighted average price of its common stock, if the Company distributes evidence of its indebtedness or assets or rights or warrants to subscribe for or purchase any security to all holders of its common stock, or if the Company consummates a fundamental corporate transaction such as a merger or consolidation, sale or other disposition of all or substantially all of its assets, or an exchange or tender offer accepted by the holders of 50% or more of the Company’s outstanding common stock.  Subject to limited exceptions, a holder of shares of Series B Convertible Preferred Stock will not have the right to convert any portion of its Series B Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.  The Series B Convertible Preferred Stock is entitled to receive dividends (on an “as converted to common stock” basis) to and in the same form as dividends actually paid on shares of the Company’s common stock.  Except as required by law, holders of the Series B Convertible Preferred Stock are generally not entitled to voting rights.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Series C Convertible Preferred Stock

On March 6, 2013, the Company and certain investors that participated in the November 2012 private placement transaction, entered into separate Warrant Exchange Agreements pursuant to which the investors exchanged common stock purchase warrants acquired in the private placement transaction for 229,337 shares of the Company’s Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one (1) share of common stock at the option of the holder.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.  During the year ended December 31, 2013, 229,336 shares of Series C Convertible Preferred Stock were converted into 229,336 shares of common stock.  As of March 31, 2014 and December 31, 2013, one (1) share of Series C Convertible Preferred Stock was outstanding.

Series D Convertible Preferred Stock

In connection with the acquisition of North South in September of 2013, the Company issued 1,379,685 shares of its Series D Convertible Preferred Stock to the stockholders of North South.  Each share of Series D Preferred Stock has a stated value of $0.0001 per share and is convertible into ten (10) shares of common stock.  Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share of Series D Preferred Stock held, a preferential amount in cash equal to the greater of (i) the Stated Value or (ii) the amount the holder would receive as a holder of the Company’s common stock on an “as converted” basis.  Each holder of Series D Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to such number of votes equal to the number of shares of common stock such shares of Series D Preferred are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation and the Conversion Limit limitations described below.  At no time may shares of Series D Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of the Company’s issued and outstanding common stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding common stock on 61 days’ written notice to the Company.  The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock dividends, splits and fundamental transactions.

During the three months ended March 31, 2014, 1,209,582 shares of Series D Convertible Preferred Stock were exchanged for Series D-1 Convertible Preferred Stock (see below).  As of March 31, 2014, 18,000 shares of Series D Convertible Preferred Stock were issued and outstanding.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

During the three months ended March 31, 2014, (a) 1,209,582 shares of Series D Convertible Preferred Stock were exchanged for Series D-1 Convertible Preferred Stock (see above) and (b) 323,708 shares of D-1 were converted into 3,237,080 shares of common stock.  As of March 31, 2014, 945,139 shares of Series D-1 Convertible Preferred Stock were issued and outstanding.

Series F-1 Convertible Preferred Stock

The Company’s Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) was established on November 22, 2013.  Each share of Series F-1 Preferred Stock is convertible, at the option of the holder at any time, into one (1) share of common stock and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   Each share of Series F-1 Preferred Stock is entitled to 91% of one vote per share (subject to beneficial ownership limitation) and shall vote together with holders of the Company’s common Stock.  The Company is prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.  As of March 31, 2014 and December 31, 2013, 156,250 shares of Series F-1 Preferred Stock were outstanding.

Series H Convertible Preferred Stock

On December 31, 2013, the Company designated 459,043 shares of preferred stock as Series H Convertible Preferred Stock (“Series H Preferred Stock”).  On December 31, 2013, the Company issued approximately $38.3 million of Series H Preferred Stock (or 459,043 shares) to Rockstar.  Each share of Series H Preferred Stock is convertible into ten (10) shares of common stock and has a stated value of $83.50.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H Preferred Stock.  Holders of the Series H Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series H Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series H Preferred Stock provides a liquidation preference of $83.50 per share.  The shares of Series H Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.   On April 16, 2014, the Company obtained the required shareholder approval pursuant to NASDAQ Listing Rule 5635 and, as a result, all outstanding shares of Series H Preferred Stock are convertible and possess voting rights in accordance with its terms. As of March 31, 2014 and December 31, 2013, 459,043 shares of Series H Preferred Stock were outstanding.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The shares of Series I Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.   On April 16, 2014, the Company obtained the required shareholder approval pursuant to NASDAQ Listing Rule 5635 and, as a result, all outstanding shares of Series I Convertible Preferred Stock are convertible and possess voting rights in accordance with its terms.

As of March 31, 2014 and December 31, 2013, 119,760 shares of Series I Preferred Stock were outstanding.

Common Stock

Private Placement

On March 26, 2014, the Company sold an aggregate of $4,446,081 of its securities in a private offering made solely to accredited investors (the “Investors”) (the “Offering”) pursuant to Subscription Agreements, dated as of March 26, 2014 (the “Subscription Agreement”).  Pursuant to the Offering, Investors purchased (i) 1,185,614 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company (“Common Stock”) and (ii) five year warrants to purchase an aggregate of 592,794 shares of Common Stock of the Company, at an exercise price of $6.15 per share (the “Warrants”).  The Warrants are exercisable on and following the six month anniversary of the date of issuance by payment to the Company of the exercise price of $6.15 per share, or if a registration statement covering the Common Stock underlying the Warrants is not then in effect, on a cashless basis.  Each Warrant may be callable at $0.01 per Warrant upon the consummation of a Company financing with a per-share offering price of at least $8.00 and net proceeds to the Company from such offering of at least $15 million.  The expected use of proceeds from the Offering is for general corporate purposes and working capital.

The Company is required to register with the United States Securities and Exchange Commission (“SEC”) all Shares and the shares of Common Stock underlying the Warrants issued in the Offering (including the placement agent warrant described below) by filing within 30 days of closing a registration statement with the SEC and is required to cause such registration statement to be declared effective by the SEC within 180 days of the filing date (a registration statement was filed on April 17, 2014) unless the SEC notifies the Company  that it will not be reviewing the registration statement, then in which case the Company must cause the registration statement to be declared effective within 30 days of such notification but in any event, within 60 days of the filing date.  The Investors have also been granted certain “piggy back” registration rights.   In the event the Company fails to file the registration statement or cause such registration statement to be declared effective by the SEC, the Company is required to pay to each Investor a cash payment equal to one (1.0%) percent of the aggregate purchase price paid by such Investor pursuant to the Subscription Agreement, on each 30 day anniversary of such event until the applicable event is cured (but not in excess of fifteen (15%) percent of such Investor’s purchase price).

The Company incurred aggregate costs associated with the Offering of approximately $572,000, and issued a five-year warrant to purchase 118,561 shares of Common Stock to the placement agent (Laidlaw and Company Ltd.) at an exercise price of $4.67 per share of Common Stock (the “Placement Agent Warrant”).  The Placement Agent Warrant is exercisable beginning on the six month anniversary of the date of issuance.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Stock Grants

On January 23, 2014, the Company issued 2,000 shares of fully vested common stock to two consultants in return for services rendered.  On March 3, 2014 the Company issued 1,700 shares of fully vested common stock for consulting services.  The fair value of these stock grants was $24,990 based upon the closing price on the date of the grant.

Warrants

A summary of warrant activity for the three months ended March 31, 2014 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2013	65,263	$5.83	-
Issued	711,355	5.90
Cancelled	(1,597)	28.00
Outstanding as of March 31, 2014	775,021	$5.85	$-

Stock Options

2014 Plan and Option Grants

On January 28, 2014, the Company approved the adoption of a director compensation program (the “Program”) for non-employee directors pursuant to and subject to the available number of shares reserved under the Spherix Incorporated 2014 Equity Incentive Plan (the “2014 Plan”).  Pursuant to the Program, and pursuant to and subject to the available number of shares reserved under Plan, each non-employee director shall annually be awarded 75,000 non-qualified stock options (the “Director Options”) to acquire shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) commencing with the annual meeting of stockholders of the Company for the 2015 fiscal year of the Company.

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

On January 28, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 75,000 Director Options with an exercise price of $5.83 to each of the following non-employee directors: Robert Vander Zanden, Douglas Brown, Edward Karr, Harvey Kesner, Alexander Poltorak.

Also on January 28, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued non-qualified options with a term of five (5) years and an exercise price of $5.83 to the individuals below for the number of shares of Common Stock set forth opposite their respective names:

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•
Edward Karr – 200,000 shares, vesting in two equal annual installments with 50% vesting immediately on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as the recipient has not been removed as a director for cause;

•
Harvey Kesner – 600,000 shares, vesting in two equal annual installments with 50% vesting immediately on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as the recipient has not been removed as a director for cause; and

•	Robert Knie – 25,000, vesting immediately.

Mr. Karr and Mr. Kesner were issued their respective Performance Options in addition to the Director Options described above.

On January 28, 2014, the Compensation Committee of the Board of Directors adopted resolutions intended to grant 300,000 non-qualified stock options with a term of five (5) years and an exercise price of $5.83 to Anthony Hayes that would be subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes.  The parties failed to reach agreement prior to the date of this Quarterly Report on Form 10-Q and accordingly the stock options subject to specific performance targets were determined to be not issued, but may be issued at a future date at the discretion of the Compensation Committee.  In accordance with ASC Topic 718 the failure to finalize performance targets result in the stock options not being considered to have been granted and therefore are not outstanding.

On March 14, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 100,000 non-qualified options with a term of ten (10) years and an exercise price of $4.67 to Frank Reiner, an employee of the Company.  The options vest in 25% increments in quarterly installments beginning July 1, 2014.

On March 21, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 10,000 non-qualified options with a term of five (5) years and an exercise price of $4.29 to Hayley Behrmann, an employee of the Company. These options vest in 50% increments in six-month installments beginning September 20, 2014.

The grant date fair value of stock options granted during the quarter ended March 31, 2014 was $3,840,528.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met.  The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve.  The volatility rate was computed based on a comparison of average volatility rates of similar companies.  No options were granted during the three months ended March 31, 2013. The fair value of options granted in 2014 was estimated using the following assumptions:

For the Three Months ended March 31, 2014
Exercise price	$4.29 - $5.83
Expected stock price volatility	80.5% - 90.6%
Risk-free rate of interest	0.76% - 1.53%
Term (years)	5.0 - 10.0

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2013	1,983,876	$7.14	$1,935,990	9.2
Employee options granted	1,310,000	5.73		5.2
Non-employee options exercised	-
Non-employee options cancelled	-
Outstanding as of March 31, 2014	3,293,876	$6.58	-	7.5

Options vested and expected to vest	3,293,876	6.58	-	7.5
Options vested and exercisable	1,646,126	$6.59	$-	7.1

A summary of option activity under the Company’s non-employee stock option plan for the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2013	30,000	7.08	29,400	9.3
Non-employee options granted	-	-		-
Non-employee options exercised	-
Non-employee options cancelled	-
Outstanding as of March 31, 2014	30,000	7.08	-	9.0

Options vested and expected to vest	30,000	7.08	-	9.0
Options vested and exercisable	30,000	$7.08	$-	9.0

Stock-based compensation associated with the amortization of stock option expense was approximately $3.4 million and $4,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.  Unamortized compensation cost for these awards amounted to $7.26 million at March 31, 2014 and will be amortized over a weighted average vesting period of approximately 1.0 year.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Awards

On March 14, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 10,000 restricted shares to Frank Reiner, an employee of the Company.  The restricted stock awards vest in 25% increments in quarterly installments beginning March 14, 2014.

A summary of the restricted stock award activity for the three months ended March 31, 2014 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2013	250	$6.83
Granted	10,000	4.67
Vested	(250)	4.67
Forfeited	-	-
Nonvested at March 31, 2014	10,000	$4.74

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2014 and 2013 was comprised of the following (in thousands):

	For the three months ended March 31,
	2014	2013
Employee restricted stock awards	$2	$3
Employee stock option awards	3,394	1
Total compensation expense	$3,396	$4

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Related Party Transactions

Sichenzia Ross Friedman Ference LLP (“SRFF”), provided legal services to the Company. For the three months ended March 31, 2014, SRFF invoiced the Company on an aggregate amount of $204,708 for legal services rendered. In addition, as disclosed in Note 5, during the three months ended March 31, 2014, Mr. Kesner was awarded 75,000 non-qualified stock options (the “Director Options”) to acquire shares of the Company's common stock and 600,000 non-qualified options with a term of five (5) years and an exercise price of $5.83. Mr. Kesner is a director and partner of SRFF.

On January 6, 2014, the Board of Directors of Spherix Incorporated appointed Richard Cohen as its Chief Financial Officer, and Michael Pollack resigned as the interim Chief Financial Officer of the Company, effective January 3, 2014. Mr. Cohen is serving as the Company’s Chief Financial Officer pursuant to an agreement with Chord Advisors LLC (“Chord”), of which Mr. Cohen is Chairman. In consideration for Mr. Cohen’s services, the Company has agreed to pay Chord a monthly fee of $20,000 ($5,000 of which will be payable in shares of the Company’s common stock). In April 2014, the Company modified this agreement to pay Chord a monthly fee of $20,000 in cash.

Note 7.	Commitments and Contingencies

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

Future minimum rental payments required as of March 31, 2014, remaining under the non-cancelable leases are as follows (in thousands):

Operating Lease
December 31, 2014	$128
December 31, 2015	161
December 31, 2016	165
December 31, 2017	170
December 31, 2018	43
$667

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

The Company has commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  The lawsuit, Spherix Incorporated v.  Elizabethean Court Associates III Limited Partnership ("Elizabethean"), Case No., 377142 was decided in favor of Elizabethean on March 28, 2014.  On April 24, 2014 Elizabethean filed a motion for an award of attorneys' fees and costs.  The Company intends to oppose the motion.  The Company will continue to use the leased property in the normal course of its business and make the monthly rental payments in accordance with the terms of the lease.

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

Registration Penalty

As stipulated in the Registration Rider of the December 2013 Rockstar patent acquisition agreement, the Company was required to both (i) file a registration statement for the securities issued as consideration in the agreement by February 3, 2013 (unless a later date was consented to by Rockstar), and (ii) such registration statement was to be declared effective by the SEC within sixty (days) after its filing.  Failure to comply with the registration requirement required that the Company issue to Rockstar additional consideration ("Additional Rockstar Shares") in the form of shares of Common Stock equal to five (5%) percent of the number of shares of Common Stock and Preferred H Stock (taken together) issued to Rockstar (subject to certain beneficial ownership restrictions).  Additionally, if the issuance of "Additional Rockstar Shares" would have resulted in violation of certain beneficial ownership limitations, then the issuance of such "Additional Rockstar Shares" would be deferred until such time as the issuance would not cause Rockstar to exceed the applicable Beneficial Ownership set out with in the agreement.

The Company filed a registration statement which was declared effective until April 16, 2014.  Since the Company is required to deliver shares under a registration payment arrangement, the transfer of that consideration is probable, and the number of shares to be delivered could be reasonably estimated, the Company’s closing share price at March 31, 2014 was used to measure the contingent liability in accordance with ASC 450 “Contingencies”.  The Company recorded an accrued expense of $0.7 million based on its obligation to issue 239,521 common shares at a closing price of $2.99 on March 31, 2014.

Note 8.	Subsequent Events

Conversions of Series D-1 Convertible Preferred Stock and Series B Convertible Preferred Stock

Since March 31, 2014, shareholders have converted 382,668 shares of the Company's D-1 Convertible Preferred stock into 3,826,680 shares of common stock.  Also, during this time period, a shareholder converted 1 share of the Company's B Convertible Preferred stock into 4 shares of common stock.

Stock Grants

On April 23, 2014, the Company issued 7,500 shares of common stock to two consultants for consulting services.

On April 29, 2014, the Company issued 239,521 Additional Rockstar Shares as stipulated in the Registration Rider of the December 2013 Rockstar patent acquisition.  See note 7 for further details.

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

On March 26, 2014, we conducted a private placement of $4,446,081 of our securities pursuant to which we sold to certain accredited investors, (i) 1,185,614 shares of common stock and (ii) five year warrants to purchase an aggregate of 592,794 shares of common stock at an exercise price of $6.15 per share, which are exercisable beginning on the six month anniversary of the date of issuance.  The warrants may be callable at $0.01 per warrant upon us consummating a financing with a per share offering price of at least $8.00 and net proceeds to the Company of at least $15 million.

On April 23, 2014, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware, eliminating our Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock, returning them to the authorized but undesignated shares of the Company’s preferred stock.  None of the Series B Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock were outstanding.

On April 24, 2014, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, increase the authorized number of shares of common stock and preferred stock to 200,000,000 shares from 50,000,000 shares and to 50,000,000 shares from 5,000,000 shares, respectively.  The Amended and Restated Certificate of Incorporation also requires us to indemnify our directors, officers and agents and advance expenses to such persons to the fullest extent permitted by Delaware law.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

During the three months ended March 31, 2014, we incurred a loss from operations of $8.0 million, as compared to $0.9 million in the prior year period.  The increase in net loss can be primarily attributed increased stock based compensation expenses (increase of $3.4 million) as a result of the options issued during 2013 and the first quarter of 2014, increased professional fees, a $0.7 million 5% registration rights fee related to the Series H and common stock held by Rockstar as well as amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the three months ended March 31, 2014 and 2013, revenue was nominal.

During the three months ended March 31, 2014, we incurred $8.0 million in operating expenses as compared to $0.9 million in the prior year period.  The increase in operating expenses of $7.1 million from 2013 or 779% is primarily attributed to increased stock based compensation expenses (increase of $3.4 million) as a result of the options issued during 2013 and the first quarter of 2014, increased professional fees, a $0.7 million 5% registration rights fee related to the Series H and common stock held by Rockstar as well as amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the three months ended March 31, 2014, we recorded a fair value adjustment of $0.04 million on the warrant liability, compared to $0.005 for the same period in 2013.

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

The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. Working capital was $3.5 million as of March 31, 2014 and cash and cash equivalents were $4.5 million as of March 31, 2014.

Operating activities used $1.5 million in cash for the three months ended March 31, 2014. The sources of cash from operating activities, comprised primarily of $6.5 million of net non-cash charges primarily related amortization expenses attributable to the Rockstar patents acquired by the Company during 2013 and $3.4 million of stock based compensation expenses and $0.7 million attributable to a 5% registration rights fee on the Series H and common stock held by Rockstar.  The uses of cash from operating activities primarily comprised of a net loss of approximately $8.0 million and a $0.2 million decrease in accrued salaries and benefits.

Our investing activities used cash of 1.0 million.  During the first quarter of 2014, we paid down $1.0 million of the deferred purchase price related to the December 2013 Rockstar patent portfolio acquisition.

Our financing activities provided cash of $3.9 million for the three months ended March 31, 2014. On March 26, 2014, we received net proceeds of $3.9 million in a private offering (“Offering”) made solely to accredited investors.  Pursuant to the Offering, investors purchased (i) 1,185,614 shares of our common stock, par value $0.0001 per share, and (ii) five year warrants to purchase an aggregate of 592,794 shares of our common stock, at an exercise price of $6.15 per share.

Our financial statements for the year ended December 31, 2013 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $3.5 million and $1.7 million at March 31, 2014 and December 31, 2013, respectively.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter partes reviews in an effort to avoid or limit liability and damages for patent infringement or case the Company to incur additional costs as a strategy. If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents, the patents could be declared invalid by a court or the US Patent and Trademark Office, in whole or in part, or the costs of the Company can increase.

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

With respect to the quarterly period ended March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014. The Company has a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting:

There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 6, 2014, Richard Cohen was hired as our Chief Financial Officer, Principal Financial Officer and Chief Accounting Officer.

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

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

The Company has commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  On March 28, 2014, the Company learned that it did not prevail in setting aside the lease.  On April 24, 2014, Elizabethean filed a motion for an award of attorneys' fees and costs. The Company intends to oppose the motion. The Company will continue to use the leased property in the normal course of its business and make the monthly rental payments in accordance with the terms of the lease.

Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida.

On August 1, 2013, the Company’s wholly owned subsidiary Guidance IP LLC (“Guidance”) initiated litigation against T-Mobile Inc. (“T-Mobile”) in Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida (the “Court”) for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”). The complaint alleges that T-Mobile has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent. The Company seeks relief in the form of a finding of infringement of the Asserted Patent, an accounting of all damages sustained by the Company as a result of T-Mobile’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 24, 2014, the Court transferred the case to the United States District Court for the Western District of Washington.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”.) The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents were non-infringed and invalid. On December 5, 2013, The Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”.) The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid.

Guidance IP LLC v. ATT Inc., Case No. 3:13-cv-04777, in the United States District Court for the Northern District of Texas.

On December 6, 2013, the Company’s wholly owned subsidiary Guidance IP LLC (“Guidance”) initiated litigation against ATT Inc. (collectively “ATT”) in Guidance IP LLC v. ATT Inc., Case No. 3:13-cv-04777, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”).  The complaint alleges that ATT has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent.  The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of ATT’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On February 3, 2014, ATT filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid.  On February 24, 2014, Guidance filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid.

Charter Communications, Inc., Wideopenwest Finance LLC a/k/a Wow! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC, d/b/a Suddenlink Communications, and Cable One, Inc. v Rockstar Consortium US LP, Bockstar Technologies LLC, Constellation Technologies LLC, and Spherix Incorporated, Case No. 1:14-cv-00055-SLR, in the United States District Court for the District of Delaware.

On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No1:14-cv-00055-SLR) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint (the “Complaint”) was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications, and Cable One, Inc. (collectively, the “Plaintiffs”).  Plaintiffs are in the communications, cable and/or wireline industries and allege that Rockstar has accused the Plaintiffs of practicing various communication and networking technologies (including many well-established technical standards), related to those industries. The complaint states that in many instances such technical standards are designed into the equipment Plaintiffs purchase from vendors, and must be implemented to interoperate with other communications providers and their end user customers. Rockstar owns (and since December 31, 2013, the Company owns) patents alleged to be infringed by Plaintiffs activities.  The relief sought against the Company is principally for a declaratory judgment that Plaintiffs do not infringe the patents, requiring that the Plaintiffs be granted a patent license, that the Company has misused the patents and it and the other Defendants have waived and are estopped from enforcing the patents in the marketplace, that the Company is liable to Plaintiffs for entering into an illegal conspiracy, and assessing corresponding damages, for direct and consequential damages, attorney’s fees and costs. The Company’s preliminary assessment is that the lawsuit is completely without merit and that it would defend its position vigorously if served.  On March 10, 2014 Rockstar filed a motion to dismiss the case for lack of jurisdiction and failure to state a cause of action.  On April 7, 2014, the Company also filed a motion to dismiss, in which it joined Rockstar’s motion and presented several other bases for dismissal as against the Company.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00374-SLR, in the United States District Court for the District of Delaware

On March 24, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00374-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763: 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”.)  The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents.  The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs.  Cisco has not yet responded to the complaint.

Spherix Incorporated v. Juniper Networks, Inc., Case Number 1:14-CV-00578-SLR, in the United States District Court for the District of Delaware

         On May 2, 2014, the Company initiated litigation against Juniper Networks Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks Inc.  Case Number 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”.)  The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents.  Spherix seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs.  Juniper has not yet responded to the complaint.

Item 1A.    Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2013, the risk factors set forth in each of our registration statements on Form S-3 filed in April 2014 and May 2014, which could materially affect our business, financial condition, and results of operations, as well as the updated risk factor set forth below.  The risks described in these filings are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

New legislation, regulations or court rulings related to enforcing patents could harm our new line of business and operating results.

    If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

    On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act recently became effective. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

    On February 27, 2013, US Representatives DeFazio and Chaffetz introduced HR845.  In general, the bill known as the SHIELD Act (“Saving High-tech Innovators from Egregious Legal Disputes”), seeks to assess legal fee liability to plaintiffs in patent infringement actions for defendant costs.  In the event that the bill becomes law, the potential obligation to pay the legal fees of defendants in patent disputes could have a material adverse effect on our business or financial condition.

    On June 4, 2013, the Obama Administration issued executive actions and legislative recommendations. The legislative measures recommended by the Obama Administration include requiring patentees and patent applicants to disclose the “Real Party-in-Interest”, giving district courts more discretion to award attorney’s fees to the prevailing party, requiring public filing of demand letters such that they are accessible to the public, and protecting consumers against liability for a product being used off-the shelf and solely for its intended use.

    The executive actions includes ordering the United States Patent and Trademark Office (the “ USPTO”) to make rules to require the disclosure of the Real Party-in-Interest by requiring patent applicants and owners to regularly update ownership information when they are involved in proceedings before the USPTO (e.g. specifying the “ultimate parent entity”) and requiring the USPTO to train its examiners to better scrutinize functional claims to prevent allowing overly broad claims.

    On December 5, 2013, the United States House of Representatives passed a patent reform titled the “Innovation Act” by a vote of 325-91. However, the Senate is still considering the bill. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act, as passed by the House, has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act, as passed by the House, also includes fee-shifting provisions which provide that, unless the non-prevailing party of a patent infringement litigation positions were objectively reasonable, such non-prevailing party would have to pay the attorney’s fees of the prevailing party.

    The Innovation Act also calls for discovery to be limited until after claim construction. The patent infringement plaintiff must also disclose anyone with a financial interest in either the asserted patent or the patentee and must disclose the ultimate parent entity. When a manufacturer and its customers are sued at the same time, the suit against the customer would be stayed as long as the customer agrees to be bound by the results of the case.

    On April 29, 2014, the U.S. Supreme Court relaxed the standard for fee shifting in patent infringement cases. Section 285 of the Patent Act provides that attorneys’ fees may be awarded to a prevailing party in a patent infringement case in “exceptional cases.”

    In Octane Fitness, LLC v. Icon Health & Fitness, Inc., the Supreme Court overturned the U.S. Court of Appeals for the Federal Circuit decisions limiting the meaning of “exceptional cases.” The U.S. Supreme Court held that an exceptional case “is simply one that stands out from others with respect to the substantive strength of a party’s litigation position” or “the unreasonable manner in which the case was litigated.” The U.S. Supreme Court also rejected the “clear and convincing evidence” standard for making this inquiry. The Court held that the standard should a “preponderance of the evidence.”

    In Highmark Inc. v. Allcare Health Mgmt. Sys., Inc., the U.S. Supreme Court held that a district court’s grant of attorneys’ fees is reviewable by the U.S. Court of Appeals for the Federal Circuit only for “abuse of discretion” by the district court instead of the de novo standard that gave no deference to the district court.

    These pair of decisions lowered the threshold for obtaining attorneys’ fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination.

    These two cases will make it much easier for district courts to shift a prevailing party’s attorneys' fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. Defendants that get sued for patent infringement by non-practicing entities may elect to fight rather than settle the case because these U.S. Supreme Court decisions make it much easier for defendants to get attorneys’ fees.

    It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

Item 2.     Unregistered Sale of Equity Securities

    During the three months ended March 31, 2014, the Company issued an aggregate of 3,237,080 shares of common stock upon the conversion of 323,708 outstanding shares of Series D-1 Convertible Preferred Stock. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: May 15, 2014	By: /s/ Anthony Hayes Anthony Hayes Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2014	By: /s/ Richard Cohen Richard Cohen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)