Form 10-Q
period 2014-06-30
SPHERIX INC
filed 2014-08-13
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to

Commission file number   000-05576

SPHERIX INCORPORATED
 (Exact name of Registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6430 Rockledge Drive, Suite 503
Bethesda, MD 20877
(Address of principal executive offices and Zip Code)

(703) 992-9260
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
Large Accelerated Filer [   ]  Accelerated Filer [   ]  Non-accelerated Filer [   ]  Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2014
Common Stock, $0.0001 par value	27,911,427 shares

Spherix Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2014

-i-

Part I.  Financial Information
Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)
	June 30, 2014	December 31,
	(Unaudited)	2013
ASSETS
Current assets
Cash and cash equivalents	$7,146	$3,125
Prepaid expenses and other assets	87	151
Total current assets	7,233	3,276

Patent portfolios	59,957	64,835
Goodwill	1,712	1,712
Deposit	30	30
Total assets	$68,932	$69,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$881	$270
Accrued salaries and benefits	41	233
Accrued patent cost	-	1,000
Warrant liability	1	48
Total liabilities	923	1,551

Series I redeemable preferred stock, $0.0001 par value; 35,541 shares issued and outstanding at June 30, 2014 and 119,760 shares issued and outstanding at December 31, 2013; liquidation preference of $167 per share	5,935	20,000

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares and 5,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively
Series A: no shares issued and outstanding at June 30, 2014 and December 31, 2013; liquidation preference $0.0001 per share	-	-
Convertible preferred stock
Series C: 1 share issued and outstanding at June 30, 2014 and December 31, 2013 ; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at June 30, 2014, and 1,227,582 shares issued and outstanding at December 31, 2013; liquidation value of $0.0001 per share	-	-
Series D-1: 68,638 shares issued and outstanding at June 30, 2014, and 59,265 shares issued and outstanding, at December 31, 2013; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at June 30,2014, and 156,250 shares issued and outstanding, at December 31, 2013; liquidation preference $0.0001 per share	-	-
Series H: 439,043 shares issued and outstanding at June 30, 2014, and 459,043 shares issued and outstanding at December 31, 2013; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at June 30, 2014 and December 31, 2013; liquidation preference $0.0001 per share	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 27,786,655 shares and 3,770,113 shares issued at June 30, 2014 and December 31, 2013, respectively; 27,786,427 and 3,769,712 shares outstanding at June 30, 2014 and December 31, 2013, respectively	3	-
Additional paid-in-capital	135,142	102,043
Treasury stock, at cost, 228 shares at June 30, 2014 and 401 shares at December 31, 2013	(264)	(465)
Accumulated deficit	(72,807)	(53,276)
Total stockholders' equity	62,074	48,302
Total liabilities and stockholders' equity	$68,932	$69,853

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$3	$-	$7	$6

Operating costs and expenses
Amortization of patents	2,449	-	4,878	-
Compensation and related expenses (including stock-based compensation)	7,216	281	10,748	737
Depreciation	-	5	-	21
Other selling, general and administrative	1,924	661	3,975	1,105
Total operating expenses	11,589	947	19,601	1,863
Loss from operations	(11,586)	(947)	(19,594)	(1,857)

Other income (expense)
Interest income	11	1	16	-
Fair value adjustments for warrant liabilities	7	139	47	(2,647)
Total other income (expense)	18	140	63	(2,647)

Net loss	$(11,568)	$(807)	$(19,531)	$(4,504)

Net loss per share, basic and diluted	$(0.69)	$(1.14)	$(1.80)	$(6.44)

Weighted average number of common shares outstanding,
Basic and diluted	16,879,472	705,631	10,844,706	699,614

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(19,531)	$(4,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	4,878	-
Non-cash registration rights penalty	654	-
Fair value adjustment for warrant liabilities	(47)	2,647
Depreciation	-	22
Stock-based compensation	10,388	8
Changes in assets and liabilities:
Deferred rent	-	(1)
Other receivables	-	3
Prepaid expenses and other assets	64	27
Accounts payable and accrued expenses	501	(264)
Accrued salaries and benefits	(192)	-
Net cash used in activities of continuing operations	(3,285)	(2,062)
Net cash provided by activities of discontinued operations	-	84
Net cash used in operating activities	(3,285)	(1,978)

Cash flows from investing activities
Payment of accrued patent costs	(1,000)	-
Net cash used in investing activities	(1,000)	-

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	3,874	-
Proceeds from issuance of preferred stock, net	18,497	500
Redemption of redeemable Series I	(14,065)	-
Net cash provided by financing activities	8,306	500

Net increase (decrease) in cash and cash equivalents	4,021	(1,478)
Cash and cash equivalents, beginning of year	3,125	4,498

Cash and cash equivalents, end of year	$7,146	$3,020

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Retirement of treasury stock	201	-
Conversion of preferred stock to common stock	3	-
Accrual of offering costs related to issuance of Series J Convertible Preferred Stock	110	-
Issuance of Series C Convertible Preferred Stock in connection with exchange of warrants	-	5,696

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Organization and Description of Business

Organization and Description of Business

Spherix Incorporated (the “Company”) is an intellectual property company incorporated in the State of Delaware that owns patented and unpatented intellectual property.  The Company was formed in 1967 as a scientific research company and for much of its history pursued drug development including through Phase III clinical studies which were discontinued.  Through the Company’s acquisition of patents and patent applications developed by Nortel Networks Corporation from Rockstar Consortium US, LP (“Rockstar”) and Harris Corporation from North South Holdings Inc. (“North South”) in 2013, the Company has expanded its activities and is a significant owner of intellectual property assets.

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

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue.  While the Company continues to implement its business strategy, it intends to finance its activities through:

•	managing current cash and cash equivalents on hand from the Company’s past equity offerings,

•	seeking additional funds raised through the sale of additional securities in the future, and

•	increasing revenue from its patent portfolios, license fees and new business ventures.

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

The Company is dependent on its ability to retain short-term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long-term plans.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $6.3 million at June 30, 2014, and cash and cash equivalents amounted to approximately $7.1 million at June 30, 2014.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter parties reviews in an effort to avoid or limit liability and damages for patent infringement or cause the Company to incur additional costs as a strategy.  If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents. The patents could be declared invalid by a court or the U.S. Patent and Trademark Office, in whole or in part, or the costs of the Company can increase. Recent rulings also create an increased risk that if the Company is unsuccessful in litigation it could be responsible to pay the attorney's fees and other costs of defendants by lowering the standard for legal fee shifting sought by defendants in patent cases.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2014, and the condensed consolidated results of its operations and cash flows for the three and six month periods ended June 30, 2014 and 2013. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2013.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Biospherics Incorporated, Nuta Technology Corp., Spherix Portfolio Acquisition I, Inc. (“SPXI”), Spherix Portfolio Acquisition II, Inc. (“SPXII”), Guidance IP, LLC (“Guidance”), CompuFill LLC (“CompuFill”) , Directional IP, LLC (“Directional”) and NNPT, LLC (“NNPT”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation,  and the valuation allowance related to the Company’s deferred tax assets.  Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions.  It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Intangible Assets – Patent Portfolios

“Intangible assets” include the Company’s patent portfolios with original estimated useful lives ranging from six months to 12 years.  The Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

“Patents” includes the cost of patents or patent rights (hereinafter, collectively “patents”), acquired from third-parties or acquired in connection with business combinations.  Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

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

Impairment of Long-lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company deemed there was no impairment of long-lived assets during the six months ended June 30, 2014.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2014 and June 30, 2013 are as follows:

	As of June 30,
	2014	2013
Convertible preferred stock	5,834,881	258,945
Warrants to purchase common stock	775,021	75,757
Non-vested restricted stock awards	10,000	120,250
Options to purchase common stock	4,218,877	6,663
Total	10,838,779	461,615

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Note 4.	Goodwill and Intangible Assets

Acquisition of North South

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

The following table presents the unaudited pro-forma financial results, as if the acquisition of North South had been completed as of January 1, 2013 (in thousands, except per share amounts):

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Revenues	$47	$100
Net loss	$(919)	(4,729)
Loss per share - basic and diluted	$(1.30)	(6.76)

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2013 or to project potential operating results as of any future date or for any future periods.

Other Intangible Assets

The Company’s intangible assets with finite lives consist of its patents and patent rights, with estimated remaining economic useful lives ranging from six months to 12 years. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2014 are as follows (in thousands, except year amounts):

Date Acquired and Description	Patent Portfolios at December 31, 2013, Net	Weighted Average Life (in years)	Amortization Expense for the Six Months Ended June 30, 2014	Patent Portfolios at June 30, 2014, Net
7/24/13 - Rockstar patent portfolio	$3,792	8.50	$232	$3,560
9/10/13 - North South patent portfolio	1,062	8.50	65	997
12/31/13 - Rockstar patent portfolio	59,981	6.50	4,581	55,400
	$64,835		$4,878	$59,957

The Company incurred amortization expense associated with its finite-lived intangible assets of $2.45 and $4.88 million for the three and six months ended June 30, 2014, respectively.

The weighted average remaining amortization period of the Company’s patents is approximately 6.1 years. Future amortization of all patents is as follows (in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Six Months Ended December 31, 2014	237	65	4,650	4,953
Year Ended December 31, 2015	470	130	9,225	9,825
Year Ended December 31, 2016	471	130	9,250	9,851
Year Ended December 31, 2017	470	130	9,225	9,825
Year Ended December 31, 2018	470	130	9,225	9,825
Thereafter	1,441	412	13,825	15,678
Total	$3,559	$997	$55,400	$59,957

Note 5.	Stockholders’ Equity

Preferred Stock

On April 23, 2014, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock and returning them to authorized but undesignated shares of preferred stock. No shares of the foregoing series of preferred stock were outstanding. On May 28, 2014, the Company designated 10,000,000 shares of preferred stock as Series J Convertible Preferred Stock. The Company had certificates of designation of eight separate series as of June 30, 2014 and ten separate series as of December 31, 2013 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	June 30, 2014	December 31, 2013	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "B"	-	1	0.0050	4:1
Series "C"	1	1	0.0001	1:1
Series “D"	4,725	1,227,582	0.0001	10:1
Series “D-1"	68,638	59,265	0.0001	10:1
Series “F-1"	-	156,250	0.0001	1:1
Series “H"	439,043	459,043	0.0001	10:1
Series “I”	35,541	119,760	0.0001	20:1
Series “J”	-	-	0.0001	1:1

Series A Participating Preferred Stock

The Company’s board of directors has designated 500,000 shares of its preferred stock as Series A Participating Preferred Stock (“Series A Preferred Stock”).

On January 1, 2013, the Company adopted a stockholder rights plan in which rights to purchase shares of Series A Preferred Stock were distributed as a dividend at the rate of one right for each share of common stock.  The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company or to deprive its stockholders of their interest in the long-term value of the Company.  These rights seek to achieve these goals by forcing a potential acquirer to negotiate with the board of directors (or to go to court to try to force the board of directors to redeem the rights), because only the board of directors can redeem the rights and allow the potential acquirer to acquire the Company’s shares without suffering very significant dilution.  However, these rights also could deter or prevent transactions that stockholders deem to be in their interests, and could reduce the price that investors or an acquirer might be willing to pay in the future for shares of the Company’s common stock.

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

The rights will be exercisable only if a person or group acquires 10% or more of the Company’s common stock (subject to certain exceptions stated in the plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 10% or more of the Company’s common stock.  The board of directors may redeem the rights at a price of $0.001 per right.  The rights will expire at the close of business on December 31, 2017 unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

Series B Convertible Preferred Stock

In connection with an offering of securities, which the Company closed in October 2010, the Company created a Series B Convertible Preferred Stock (“Series B Preferred Stock”).  All shares of Series B Preferred Stock issued in the offering were converted to common stock except for one (1) outstanding share of Series B Preferred Stock as of December 31, 2013.

The Series B Preferred Stock was convertible at the option of the holder at any time into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the convertible preferred stock, or $1,000, by a conversion price of $250.00 per share.  The conversion price was subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The conversion price was also subject to adjustment if the Company issues rights, options or warrants to all holders of its common stock entitling them to subscribe for or purchase shares of its common stock at a price per share less than the daily volume weighted average price of its common stock, if the Company distributed evidence of its indebtedness or assets or rights or warrants to subscribe for or purchase any security to all holders of its common stock, or if the Company consummated a fundamental corporate transaction such as a merger or consolidation, sale or other disposition of all or substantially all of its assets, or an exchange or tender offer accepted by the holders of 50% or more of the Company’s outstanding common stock.  Subject to limited exceptions, a holder of shares of Series B Preferred Stock did not have the right to convert any portion of its Series B Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.  The Series B Preferred Stock was entitled to receive dividends (on an “as converted to common stock” basis) to and in the same form as dividends actually paid on shares of the Company’s common stock.  Except as required by law, holders of the Series B Preferred Stock were generally not entitled to voting rights. On April 15, 2014, one (1) share of Series B Preferred Stock was converted into four (4) shares of common stock. No shares of Series B Preferred Stock remained outstanding thereafter, and this class of stock was eliminated on April 23, 2014.

Series C Convertible Preferred Stock

On March 6, 2013, the Company and certain investors that participated in the Company’s November 2012 private placement transaction, and entered into separate Warrant Exchange Agreements pursuant to which the investors exchanged common stock purchase warrants acquired in the private placement transaction for 229,337 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”).  Each share of Series C Preferred Stock is convertible into one (1) share of common stock at the option of the holder.  The Series C Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock.  During the year ended December 31, 2013, 229,336 shares of Series C Preferred Stock were converted into 229,336 shares of common stock.  As of June 30, 2014 and December 31, 2013, one (1) share of Series C Preferred Stock remained issued and outstanding.

Series D Convertible Preferred Stock

In connection with the acquisition of North South’s patent portfolio in September 2013, the Company issued 1,379,685 shares of its Series D Convertible Preferred Stock (“Series D Preferred Stock”) to the stockholders of North South.  Each share of Series D Preferred Stock has a stated value of $0.0001 per share and is convertible into ten (10) shares of common stock.  Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share of Series D Preferred Stock held, a preferential amount in cash equal to the greater of (i) the Stated Value or (ii) the amount the holder would receive as a holder of the Company’s common stock on an “as converted” basis.  Each holder of Series D Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to such number of votes equal to the number of shares of common stock such shares of Series D Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation and the conversion limitations described below.  At no time may shares of Series D Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of the Company’s issued and outstanding common stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding common stock on 61 days’ written notice to the Company.  The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

During the six months ended June 30, 2014, 1,222,857 shares of Series D Preferred Stock were exchanged for Series D-1 Convertible Preferred Stock (see below).  As of June 30, 2014, 4,725 shares of Series D Preferred Stock remained issued and outstanding.

Series D-1 Convertible Preferred Stock

The Company’s Series D-1 Convertible Preferred Stock (“Series D-1 Preferred Stock”) was established on November 22, 2013.  Each share of Series D-1 Preferred Stock has a stated value of $0.0001 per share and is convertible into ten (10) shares of common stock.  Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D-1 Preferred Stock shall be entitled to receive, for each share of Series D-1 Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of the Company’s common stock on an “as converted” basis.  Each holder of Series D-1 Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to such number of votes equal to the number of shares of common stock such shares of Series D-1 Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation.  At no time may shares of Series D-1 Preferred Stock be converted if such conversion would cause the holder to hold in excess of 9.99% of the Company’s issued and outstanding common stock.  The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The Company commenced an exchange with holders of Series D Convertible Preferred Stock pursuant to which the holders of the Company’s outstanding shares of Series D Preferred Stock acquired in the Merger could exchange such shares for shares of the Company’s Series D-1 Preferred Stock on a one-for-one basis.

On January 27, 2014, the Company entered into a lockup agreement with certain holders of an aggregate of 1,508,148 shares of the Company’s common stock, $0.0001 par value per share and shares of common stock issuable upon conversion of shares of Series D-1 Preferred Stock, which are included in the Company’s Registration Statement on Form S-1 (File No.333-192737) (the “Lockup Agreement” and such 1,508,148 shares, the “Locked Up Shares”).  The holders of the Locked Up Shares have agreed, for so long as such holders own such shares, not to sell any Locked Up Shares unless either (i) if such sale price is at least $6.00 per share, the cumulative amount sold by such holder (including the anticipated sale) does not exceed such holder's pro rata portion of 60% of the composite aggregate trading volume of the common stock during the period beginning on the date that the Registration Statement is declared effective and ending on the date of sale (the “Lockup Measuring Period) or (ii), if the sale price is less than $6.00 per share, the cumulative amount sold by such holder does not exceed such holder's pro rata portion of 20% of the composite aggregate trading volume during the Lockup Measuring Period.

During the six months ended June 30, 2014, (a) 1,222,857 shares of Series D Preferred Stock were exchanged for Series D-1 Preferred Stock and (b) 1,213,484 shares of Series D-1 Preferred Stock were converted into 12,134,840 shares of common stock.  As of June 30, 2014, 68,638 shares of Series D-1 Preferred Stock remained issued and outstanding.

Series F-1 Convertible Preferred Stock

The Company’s Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) was established on November 22, 2013.  Each share of Series F-1 Preferred Stock was convertible, at the option of the holder at any time, into one share of common stock and had a stated value of $0.0001.  Such conversion ratio was subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Each share of Series F-1 Preferred Stock was entitled to 91% of one vote per share (subject to beneficial ownership limitations) and voted together with holders of the Company’s common Stock.  The Company was prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.  During the six months ended June 30, 2014, 156,250 shares of Series F-1 Preferred Stock were converted into 156,250 shares of common stock. As of June 30, 2014, no shares of Series F-1 Preferred Stock remained issued and outstanding.

Series H Convertible Preferred Stock

On December 31, 2013, the Company designated 459,043 shares of preferred stock as Series H Convertible Preferred Stock (“Series H Preferred Stock”).  On December 31, 2013, the Company issued approximately $38.3 million of Series H Preferred Stock (or 459,043 shares) to Rockstar.  Each share of Series H Preferred Stock is convertible into ten shares of common stock and has a stated value of $83.50.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H Preferred Stock.  Holders of the Series H Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series H Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series H Preferred Stock provides a liquidation preference of $83.50 per share.  The shares of Series H Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.  On April 16, 2014, the Company obtained the required shareholder approval pursuant to NASDAQ Listing Rule 5635 and, as a result, all outstanding shares of Series H Preferred Stock are convertible and possess voting rights in accordance with its terms. On May 28, 2014, 20,000 shares of Series H Preferred Stock were converted into 200,000 shares of common stock. As of June 30, 2014, 439,043 shares of Series H Preferred Stock remained issued and outstanding.

Series I Redeemable Convertible Preferred Stock

On December 31, 2013, the Company designated 119,760 shares of preferred stock as Series I Redeemable Convertible Preferred Stock (“Series I Preferred Stock”).  On December 31, 2013, the Company issued approximately $20 million (or 119,760 shares) of Series I Preferred Stock to Rockstar.  Each share of Series I Preferred Stock is convertible into twenty (20) shares of the Company’s common stock and has a stated value of $167.00.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The holder is prohibited from converting the Series I Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series I Preferred Stock.  Holders of the Series I Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series I Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series I Preferred Stock provides for a liquidation preference of $167.00 per share.

The Series I Preferred Stock contains a mandatory redemption date of December 31, 2015 as to 100% of the Series I Preferred Stock then outstanding, requiring a minimum of 25% of the total number of shares of Series I Preferred Stock issued to be redeemed (less the amount of any conversions occurring prior thereto) on or prior to each of June 30, 2014, December 31, 2014, June 30, 2015 and December 31, 2015 (each, a “Partial Redemption Date” and each payment, a “Redemption Payment”).  On each Partial Redemption Date, the Company is required to pay Rockstar a Redemption Payment equal to the lesser of (i) such number of shares of Series I Preferred Stock as have a stated value of $5.0 million; or (ii) such number of shares of Series I Preferred Stock as shall, together with all voluntary and mandatory redemptions and conversions to common stock occurring prior to the applicable Partial Redemption Date, have an aggregate stated value of $5.0 million; or (iii) the remaining shares of Series I Preferred Stock issued and outstanding if such shares have an aggregate stated value of less than $5.0 million, in an amount of cash equal to its stated value plus all accrued but unpaid dividends, distributions and interest thereon, unless Rockstar, in its sole discretion, elects to waive such Redemption Payment or convert such shares of Series I Preferred Stock (or a portion thereof) into common stock.  No interest or dividends are payable on the Series I Preferred Stock unless the Company fails to make the first $5.0 million Partial Redemption Payment due June 30, 2014, then interest shall accrue on the outstanding stated value of all outstanding shares of Series I Preferred Stock at a rate of fifteen (15%) per annum from January 1, 2014.  The Company’s obligations to pay the Redemption Payments and any interest payments in connection therewith are secured pursuant to the terms of a Security Agreement under which the Rockstar patent portfolio serves as collateral security.  No action can be taken under the Security Agreement unless the Company has failed to make a second redemption payment of $5.0 million due December 31, 2014.  The Security Agreement contains additional usual and customary events of default under which Rockstar can take action, including a sale to a third party or reduction of secured amounts via transfer of the Rockstar patent portfolio to Rockstar.

Additionally, in the event the Company consummates a Fundamental Transaction (as defined below), the Company shall be required to redeem such portion of the outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the Fundamental Transaction after deduction of the amount of net proceeds required to leave the Company with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave the Company with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the Fundamental Transaction thereafter. “Fundamental Transaction” means directly or indirectly, in one or more related transactions: (a) the Company of any subsidiary realizes net proceeds from any financing, recovery, sale, license fee or other revenue received by the Company (including on account of any intellectual property rights held by the Company and not just in respect of the patents) during any fiscal quarter in an amount which would cause the cash or cash equivalents of the Company to exceed $5,000,000, (b) the Company consolidates or merges with or into (whether or not the Company or any of its subsidiaries is the surviving corporation) any other person, or (b) the Company or any of its subsidiaries sells, leases, licenses, assigns, transfers, conveys or otherwise disposes of all or substantially all of its respective properties or assets to any other Person, provided that, in the event of a Fundamental Transaction under clause (b) or (c), neither such Fundamental Transaction will proceed without the consent of the holders holding a majority of the shares of Series I Preferred Stock unless (A) all shares of Series I Preferred Stock held by the holders are redeemed with Interest upon closing of such Fundamental Transaction, and (B) all shares of common stock of the Company then held by the holders are redeemed or otherwise purchased for cash or freely tradable securities of a publicly traded company at a price at or above the then-current market value of such common stock.

The shares of Series I Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.  On April 16, 2014, the Company obtained the required shareholder approval pursuant to NASDAQ Listing Rule 5635 and, as a result, all outstanding shares of Series I Preferred Stock are convertible and possess voting rights in accordance with its terms.

During the quarter of June 30, 2014, the Company redeemed 84,219 shares of Series I Preferred Stock. In accordance with this Redemption Payment, the Company paid Rockstar $14.1 million.

As of June 30, 2014, 35,514 shares of Series I Preferred Stock remained issued and outstanding.

Series J Convertible Preferred Stock

On May 28, 2014, the Company designated 10,000,000 shares of preferred stock as Series J Convertible Preferred Stock (“Series J Preferred Stock”). On May 28, 2014, the Company entered into an placement agency agreement with Laidlaw & Company (UK) Ltd., as the placement agent (the “Placement Agent”), which provided for the issuance and sale in a registered direct public offering (the “Series J Offering”) by the Company of 10,000,000 shares of Series J Preferred stock, par value $0.0001 per share, which were convertible into a total of 10,000,000 shares of common stock. The Series J Preferred Stock in the Series J Offering was sold at a public offering price of $2.00 per share. The net offering proceeds to the Company from the sale of the shares was approximately $18.5 million, after deducting placement agent fees and other estimated offering expenses. The sale of the Series J Preferred Stock was made pursuant to a subscription agreement between the Company and certain investors in the Series J Offering.

The shares of Series J Preferred Stock carried a liquidation preference equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of the Company’s common stock, par value $0.0001 per share, if such holder had converted the Series J Preferred Stock immediately prior to such liquidation, dissolution or winding up. Each holder of Series J Preferred Stock was entitled to vote on all matters submitted to shareholders of the Company and was entitled to a vote of 67.3% of the number of votes for each share of Series J Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter. Subject to certain ownership limitations as described below, shares of Series J Preferred Stock were convertible at any time at the option of the holder into shares of the Company's common stock in an amount equal to one (1) share of the Company’s common stock for each one (1) share of Series J Preferred Stock surrendered.  Subject to limited exceptions, holders of shares of Series J Preferred Stock did not have the right to convert any portion of their Series J Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to its conversion; notwithstanding the foregoing, some Investors have elected to have the 9.99% beneficial ownership limitation to initially be 4.99%.

As of June 30, 2014, 10,000,000 shares of Series J Preferred Stock were converted into 10,000,000 shares of common stock. As of June 30, 2014, no shares of Series J Preferred Stock are issued and outstanding.

Common Stock

Private Placement

On March 26, 2014, the Company sold an aggregate of $4,446,081 of its securities in a private offering made solely to accredited investors (the “Investors”) (the “March 26 Offering”) pursuant to Subscription Agreements, dated as of March 26, 2014 (the “Subscription Agreement”).  Pursuant to the March 26 Offering, Investors purchased (i) 1,185,614 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company and (ii) five-year warrants to purchase an aggregate of 592,794 shares of common stock of the Company, at an exercise price of $6.15 per share (the “Warrants”).  The Warrants are exercisable on and following the six month anniversary of the date of issuance by payment to the Company of the exercise price of $6.15 per share, or if a registration statement covering the common stock underlying the Warrants is not then in effect, on a cashless basis.  Each Warrant may be callable at $0.01 per Warrant upon the consummation of a Company financing with a per-share offering price of at least $8.00 and net proceeds to the Company from such offering of at least $15 million.  The expected use of proceeds from the March 26 Offering is for general corporate purposes and working capital.

Pursuant to the terms of the Subscription Agreement, the Company registered with the United States Securities and Exchange Commission (“SEC”) all Shares and the shares of common stock underlying the Warrants issued in the Private Placement Offering (including the placement agent warrant described below) on Form S-3, which was declared effective on May 16, 2014.

The Company incurred aggregate costs associated with the Private Placement Offering of approximately $572,000, and issued a five-year warrant to purchase 118,561 shares of common stock to the Placement Agent at an exercise price of $4.67 per share of common stock (the “Placement Agent Warrant”).  The Placement Agent Warrant is exercisable beginning on the six month anniversary of the date of issuance.

Common Stock Grants

On January 23, 2014, the Company issued 2,000 shares of fully vested common stock to two consultants in return for services rendered.  On March 3, 2014 the Company issued 1,700 shares of fully vested common stock for consulting services.  The aggregate fair value of these stock grants was $24,990 based upon the closing price on the date of the grant.

Warrants

A summary of warrant activity for the six months ended June 30, 2014 is presented below:
	Warrants	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2013	65,263	$5.83	-
Issued	711,355	5.90
Cancelled	(1,597)	28.00
Outstanding as of June 30, 2014	775,021	$5.85	$-

Stock Options

2014 Plan and Option Grants

On January 28, 2014, the Company approved the adoption of a director compensation program (the “Program”) for non-employee directors pursuant to and subject to the available number of shares reserved under the Spherix Incorporated 2014 Equity Incentive Plan (the “2014 Plan”).  Pursuant to the Program, and pursuant to and subject to the available number of shares reserved under Plan, each non-employee director shall annually be awarded 75,000 non-qualified stock options (the “Director Options”) to acquire shares of common stock, par value $0.0001 per share, of the Company commencing with the annual meeting of stockholders of the Company for the 2015 fiscal year of the Company.

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

On January 28, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 75,000 Director Options with an exercise price of $5.83 to each of the following non-employee directors: Robert Vander Zanden, Douglas Brown, Edward Karr, Harvey Kesner, and Alexander Poltorak.

Also on January 28, 2014, pursuant to and subject to the available number of shares reserved for issuance under the 2014 Plan, the Company issued non-qualified options with a term of five (5) years and an exercise price of $5.83 to the individuals below for the number of shares of common stock set forth opposite their respective names:

•
Edward Karr – 200,000 shares, vesting in two equal annual installments with 50% vesting immediately on the date of issue and the remaining 50% on the one-year anniversary of the date of issue so long as the recipient has not been removed as a director for cause;

•
Harvey Kesner – 600,000 shares, vesting in two equal annual installments with 50% vesting immediately on the date of issue and the remaining 50% on the one-year anniversary of the date of issue so long as the recipient has not been removed as a director for cause; and

•	An individual third party – 25,000, vesting immediately.

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

On April 3, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued non-qualified options with a term of five (5) years and an exercise price equal to the closing price of the Common Stock on the trading day to the individuals below for the number of shares of Common Stock:

•	An individual third party – 25,000 shares, vesting immediately;

•
Anthony Hayes – 500,000 shares, with 50% vesting immediately on the date of issue and the remaining 50% vesting upon the Company’s receipt of gross proceeds of at least $30 million by April 3, 2015 from an offering of its securities;

•	Edward Karr – 100,000 shares, vesting immediately;

•	Harvey Kesner – 200,000 shares, vesting immediately; and

•	Alexander Poltorak – 75,000 shares, vesting immediately.

The Company determined that the achievement of the performance target by Mr. Hayes was probable on the grant date.

On June 19, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued additional 50,000 non-qualified options with a term of ten (10) years and an exercise price of $1.94 to Frank Reiner, an employee of the Company.  The options vest in two equal installments on each of June 19, 2014 and December 19, 2014.

Modification of Stock Options with Termination of Directorship

On May 28, 2014, Harvey Kesner resigned as a director of the Company. Pursuant to this resignation, the Company's Board of Directors approved the accelerated vesting of 837,500 previously granted stock options to vest on the date of Mr. Kesner's resignation.  As a result, the Company recorded an immediate one-time charge of $4.3 million of additional stock-based compensation expense during the quarter ended June 30, 2014 related to this modification.

The grant date fair value of stock options granted during the six months ended June 30, 2014 was approximately $10.2 million.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met.  The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve.  The volatility rate was computed based on a comparison of average volatility rates of similar companies.   The fair value of options granted in 2014 was estimated using the following assumptions:

For the Six Months ended
June 30, 2014
Exercise price	$1.94 - $5.83
Expected stock price volatility	78.9% - 90.6%
Risk-free rate of interest	0.76% - 1.71%
Term (years)	2.5 - 5.5

No stock options were granted during the three and six months ended June 30, 2013. A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2013	1,983,877	$7.14	$-	-
Employee options granted	2,235,000	4.52
Outstanding as of June 30, 2014	4,218,877	5.75	-	6.8
Options vested and expected to vest	4,218,877	5.75	-	6.8
Options vested and exercisable	3,451,714	$6.01	$-	6.9

A summary of option activity under the Company’s non-employee stock option plan for the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2013	30,000	$7.08	$29,400	9.3
Non-employee options granted	25,000	2.86		4.8
Outstanding as of June 30, 2014	55,000	5.16	-	6.9
Options vested and expected to vest	55,000	5.16	-	6.9
Options vested and exercisable	55,000	$5.16	$-	6.9

Stock-based compensation associated with the amortization of stock option expense was approximately $6.8 million and $1,072 for the three months ended June 30, 2014 and June 30, 2013, and was $10.2 million and $2,144 for the six months ended June 30, 2014, respectively.  Unamortized compensation cost for these awards amounted to $1.8 million at June 30, 2014, and will be amortized over 0.7 years.

Restricted Stock Awards

On March 14, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 10,000 restricted shares to Frank Reiner, an employee of the Company.  The restricted stock awards vest in 25% increments in quarterly installments beginning March 14, 2014.

On April 15, 2014, the Company issued 10,000 shares of restricted common stock to a third party for consulting services. 5,000 shares were vested upfront, and the remaining 5,000 shares will vest at the service termination date.

On May 13, 2014, the Company issued 50,000 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately.

On June 9, 2014, the Company issued 5,952 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately.

On June 27, 2014, the Company issued 33,333 shares of restricted common stock to a third party for legal services. The restricted stock award vested immediately.

The aggregate fair value of these restricted stock awards was $199,199 based upon the closing price on the day before the grant date.

A summary of the restricted stock award activity for the six months ended June 30, 2014 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at Decemeber 31, 2013	250	$6.83
Granted	109,285	1.82
Vested	(99,535)	1.67
Nonvested at June 30, 2014	10,000	$3.49

Stock-based Compensation

Stock-based compensation for the three and six months ended June 30, 2014 and 2013 was comprised of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Employee restricted stock awards	$12	$3	$14	$6
Employee stock option awards	6,757	1	10,150	2
Non-employee restricted stock awards	175	-	176	-
Non-employee option awards	48	-	48	-
Total compensation expense	$6,992	$4	$10,388	$8

Note 6.	Related Party Transactions

Sichenzia Ross Friedman Ference LLP (“SRFF”), provided legal services to the Company. SRFF invoiced the Company $245,227 and $147,842 for legal services rendered for the three months ended June 30, 2014 and 2013, respectively; and $449,935 and $218,204 for the six months ended June 30, 2014 and 2013, respectively. In addition, as disclosed in Note 5, during the six months ended June 30, 2014, Mr. Kesner, a partner of SRFF, was awarded 75,000 non-qualified stock options (the “Director Options”) to acquire shares of the Company's common stock, 600,000 non-qualified options with a term of five (5) years and an exercise price of $5.83 and 200,000 non-qualified options with a term of five (5) years and an exercise price of $2.86.  On May 28, 2014, Harvey Kesner resigned as a director of the Company. Pursuant to this resignation, 837,500 non-vested stock options were vested immediately.

On January 6, 2014, the Company’s board of directors appointed Richard Cohen as its Chief Financial Officer, and Michael Pollack resigned as the interim Chief Financial Officer of the Company, effective January 3, 2014. Mr. Cohen is serving as the Company’s Chief Financial Officer pursuant to an agreement with Chord Advisors LLC (“Chord”), of which Mr. Cohen is Chairman. In consideration for Mr. Cohen’s services, the Company has agreed to pay Chord a monthly fee of $20,000 ($5,000 of which will be payable in shares of the Company’s common stock). In April 2014, the Company modified this agreement to pay Chord a monthly fee of $20,000 in cash.

During the six months ended June 30, 2014, the Board of Directors of the Company approved a bonus in the aggregate amount of $250,000 to the Company’s Chief Executive Officer.  The bonus has been paid as of June 30, 2014.

Note 7.	Commitments and Contingencies

Leases
The Company’s offices are located in Tysons Corner, Virginia and Bethesda, Maryland, where it leases 837 and 5,000 square feet of office space under leases that expire on August 31, 2014 and March 31, 2018, respectively. The Company’s monthly lease payment for the Virginia office space is $1,883 per month and $13,090 per month for the Maryland office space.  The Company’s subsidiary, Nuta Technology Corp., is located in the Tysons Corner, Virginia office.  The capacity of the Tysons Corner and Bethesda facilities are adequate for the Company’s current needs.  The Company also leases office space in New York, NY on a month-to-month basis at a monthly rate of $6,000; however, the Company has secured new office space in New York City, which lease term is effective August 1, 2014 and carries a monthly cost of $4,990 for a period of 12 months. The Virginia lease runs from March 1, 2013 through August 31, 2014. In June, 2014, the Company opened a new office in Longview, Texas. The lease term of Texas office runs from June 1, 2014 through May 31, 2015 at a monthly rate of $1,958.

Future minimum rental payments required as of June 30, 2014, remaining under the non-cancelable leases are as follows (in thousands):

Operating Lease
Six Months Ended December 31, 2014	$130
Year Ended December 31, 2015	188
Year Ended December 31, 2016	165
Year Ended December 31, 2017	170
Year Ended December 31, 2018	43
$696

Legal Proceedings

In the ordinary course of business, the Company actively pursues legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology.  From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of our business.  There were no pending material claims or legal matters as of the date of this report other than the following matters:

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

The Company commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  The lawsuit, Spherix Incorporated v.  Elizabethean Court Associates III Limited Partnership ("Elizabethean"), Case No., 377142 was decided in favor of Elizabethean on March 28, 2014.  On April 24, 2014 Elizabethean filed a motion for an award of attorneys' fees and costs.  For the period ended at June 30, 2014, the Company accrued an estimated $50,000 of related to potential legal costs.  The Company will continue to use the leased property in the normal course of its business and make the monthly rental payments in accordance with the terms of the lease.

Charter Communications, Inc., Wideopenwest Finance LLC a/k/a Wow! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC, d/b/a Suddenlink Communications, and Cable One, Inc.  v. Rockstar Consortium US LP, Bockstar Technologies LLC, Constellation Technologies LLC, and Spherix Incorporated.

On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No 1:99-mc-09999) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications, and Cable One, Inc.  (collectively, the “Plaintiffs”).  Plaintiffs are in the communications, cable and/or wireline industries and allege that Rockstar has accused the Plaintiffs of practicing various communication and networking technologies (including many well-established technical standards), related to those industries.  The complaint states that in many instances such technical standards are designed into the equipment Plaintiffs purchase from vendors, and must be implemented to interoperate with other communications providers and their end user customers.  Rockstar owns (and since December 31, 2013, the Company owns) patents alleged to be infringed by Plaintiffs activities.  The relief sought against the Company is principally for a declaratory judgment that Plaintiffs do not infringe the patents, requiring that the Plaintiffs be granted a patent license, that the Company has misused the patents and it and the other Defendants have waived and are estopped from enforcing the patents in the marketplace, that the Company is liable to Plaintiffs for entering into an illegal conspiracy, and assessing corresponding damages, for direct and consequential damages, attorney’s fees and costs.   On June 11, 2014, the Company and the Plaintiffs filed a joint stipulation of dismissal in the action filed on January 17, 2014. As a result, the Plaintiffs’ allegations against the Company are dismissed without prejudice, with each party to bear its own costs. The Plaintiffs and the Company also agreed, with respect to all patents owned by the Company as of the date of the filing, to negotiate in good faith prior to bringing any action concerning these patents or bringing an action for infringement of these patents.  The parties agreed that any further actions related to these patents will be brought solely in Delaware.

Counterclaims

In the ordinary course of business, the Company, along with its wholly-owned subsidiaries, will initiate litigation against parties whom it believes have infringed on its intellectual property rights and technologies.  The initiation of such litigation exposes the Company to potential counterclaims initiated by the defendants.  Currently, the defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd, Spherix Incorporated v. Uniden Corporation, and Guidance IP LLC v. ATT Inc. have filed counterclaims against the Company.  The Company has evaluated the counterclaims and believes they are without merit and has not recorded a loss provision relating to such matters.

Registration Penalty

As stipulated in the Registration Rider of the December 2013 Rockstar patent acquisition agreement, the Company was required to both (i) file a registration statement for the securities issued as consideration in the agreement by February 3, 2014 (unless a later date was consented to by Rockstar), and (ii) such registration statement was to be declared effective by the SEC within sixty (days) after its filing.  Failure to comply with the registration requirement required that the Company issue to Rockstar additional consideration (“Additional Rockstar Shares”) in the form of shares of Common Stock equal to five (5%) percent of the number of shares of Common Stock and Series H Convertible Stock (taken together) issued to Rockstar (subject to certain beneficial ownership restrictions).  Additionally, if the issuance of “Additional Rockstar Shares” would have resulted in violation of certain beneficial ownership limitations, then the issuance of such “Additional Rockstar Shares” would be deferred until such time as the issuance would not cause Rockstar to exceed the applicable Beneficial Ownership set out with in the agreement.

The Company filed a registration statement with the SEC that was not declared effective within the sixty day time period stipulated in the Registration Rider. The registration statement was not declared effective until April 16, 2014.  As a result, in April, 2014, the Company issued Rockstar 239,521 shares of common stock with a grant date fair value of approximately $0.7 million. The amount of expense recorded by the Company was determined at the time the Company failed to have the registration statement declared effective, or April 4, 2014.

Note 8.	Subsequent Events

Stock Option Grants

On July 15, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued Director Options with a term of five (5) years and an exercise price of $1.61 to the individuals listed below for the number of shares of common stock set forth opposite their respective names:

•	Anthony Hayes, Chief Executive Officer and Director – 100,000 shares, vesting immediately;

•	Edward Karr – 200,000 shares, vesting immediately;

•	Douglas Brown – 200,000 shares, vesting immediately;

•	Alexander Poltorak – 200,000 shares, vesting immediately; and

•	Robert Vander Zanden – 200,000 shares, vesting immediately.

Also on July 15, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 25,000 options with a term of five (5) years and an exercise price of $1.61 to Hayley Behrmann, an employee of the Company. The options shall vest immediately.

Contract Settlement

Effective June 30, 2014, the Company resolved a contractual dispute with a financial advisor whereby the Company paid $150,000 in cash and $225,000 in shares of registered common stock.  The settlement of the contractual dispute was completed on July 10, 2014.  This aggregate amount has been included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2014.  The underlying agreement between the Company and financial advisor remains in effect through December 2014.

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

On March 26, 2014, we conducted a private placement of $4,446,081 of our securities pursuant to which we sold to certain accredited investors, (i) 1,185,614 shares of common stock and (ii) five-year warrants to purchase an aggregate of 592,794 shares of common stock at an exercise price of $6.15 per share, which are exercisable beginning on the six month anniversary of the date of issuance.  The warrants may be callable at $0.01 per warrant upon us consummating a financing with a per share offering price of at least $8.00 and net proceeds to the Company of at least $15 million.

On April 23, 2014, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware, eliminating our Series B Preferred Stock, Series E Preferred Stock and Series F Convertible Preferred Stock, returning them to the authorized but undesignated shares of the Company’s preferred stock.  None of the Series B Preferred Stock, Series E Preferred Stock and Series F Convertible Preferred Stock were outstanding.

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

On May 28, 2014, we entered into an placement agency agreement with the Placement Agent in connection with the registered direct offering of 10,000,000 shares of our Series J Preferred Stock, which were convertible into a total of 10,000,000 shares of our common stock. The Series J Preferred Stock in the offering was sold at a public offering price of $2.00 per share, with net offering proceeds of approximately $18.5 million, after deducting placement agent fees and other offering related expenses. The sale of the Series J Preferred Stock was made pursuant to a subscription agreement between the Company and the participating investors in the offering, and was completed pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-195346). The offering closed on June 2, 2014.

Subject to certain ownership limitations as described below, shares of the Series J Preferred Stock were convertible at any time at the option of the holder into shares of the Company's common stock in an amount equal to one share of the Company’s common stock for each one share of Series J Preferred Stock surrendered. Subject to limited exceptions, holders of shares of Series J Preferred Stock did not have the right to convert any portion of their Series J Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to its conversion; notwithstanding the foregoing, some Investors elected to have the 9.99% beneficial ownership limitation to initially be set at 4.99%. As of June 30, 2014, all shares of the Series J Preferred Stock were converted to common stock.

In connection with the Offering, we filed a Certificate of Designation of Series J Convertible Preferred Stock with the Secretary of State for the State of Delaware, which became effective on the closing date.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

During the three months ended June 30, 2014, we incurred a loss from operations of $11.6 million, compared to $0.9 million in the prior year period.  The increase in net loss can be primarily attributed increased amortization expenses ($2.5 million) related to the Rockstar patents acquired by the Company during 2013; increased stock-based compensation expense ($6.8 million) as a result of the options issued during 2013 and the first and second quarters of 2014; and increased professional expenses of $0.87 million related to legal services, consulting services and accounting services.

During the three months ended June 30, 2014 and 2013, revenue was nominal.

During the three months ended June 30, 2014, we recorded a fair value (gain) adjustment of $7,000 on the warrant liability, compared to $0.1 million gain for the same period in 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

During the six months ended June 30, 2014, we incurred a loss from operations of $19.6 million, as compared to $1.9 million in the prior year period.  The increase in net loss can be primarily attributed increased stock based compensation expenses (increase of $10.2 million) as a result of the options issued during 2013 and the first and second quarters of 2014; increased professional fees of $1.6 million related to legal services, consulting services and accounting services; a $0.7 million 5% registration rights fee related to the Series H and common stock held by Rockstar as well as amortization expenses ($4.9 million) related to the Rockstar patents acquired by the Company during 2013.

During the six months ended June 30, 2014 and 2013, revenue was nominal.

During the six months ended June 30, 2014, we recorded a fair value (gain) adjustment of $0.05 million on the warrant liability, compared to $2.6 million expense for the same period in 2013.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

While we continue to execute and implement our business plan, we intend to finance our activities through:

•	managing current cash and cash equivalents on hand from our past equity offerings,

•	seeking additional funds raised through the sale of additional securities in the future, and

•	increasing revenue from the monetization of its patent portfolios, license fees, and new business ventures.

Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. Working capital was $6.3 million and $1.7 million at June 30, 2014 and December 31, 2013, respectively; and cash and cash equivalents were $7.1 million and $3.1 million, respectively. Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Operating activities used $3.3 million and $2.0 million in cash for the six months ended June 30, 2014 and 2013, respectively. The sources of cash from operating activities during the six months ended June 30, 2014, comprised primarily of $15.9 million of net non-cash charges primarily related amortization expenses attributable to our patent portfolio, $10.4 million of stock-based compensation expenses and $0.7 million attributable to a 5% registration rights fee on the Series H Preferred Stock and common stock held by Rockstar.  The uses of cash from operating activities primarily comprised of a net loss of approximately $19.5 million and a $0.2 million decrease in accrued salaries and benefits.

Our investing activities used cash of 1.0 million and zero for the six months ended June 30, 2014 and June 30, 2013, respectively.  During the first quarter of 2014, we paid down $1.0 million of the deferred purchase price related to the December 2013 Rockstar patent portfolio acquisition.

Our financing activities provided cash of $8.3 million and $0.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively. On March 26, 2014, we received net proceeds of $3.9 million in a private placement made solely to accredited investors.  On June 2, 2014, we issued 10,000,000 shares of our Series J Preferred Stock. The net offering proceeds to the Company from the sale of the shares were approximately $18.5 million, after deducting placement agent fees and other estimated offering expenses. In June, 2014, we redeemed 84,219 shares of Series I Preferred Stock, resulting in a $14.1 million payment to Rockstar.

Our financial statements for the quarter ended June 30, 2014 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $6.3 million at June 30, 2014.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter partes reviews in an effort to avoid or limit liability and damages for patent infringement or cause the Company to incur additional costs as a strategy. If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents, the patents could be declared invalid by a court or the US Patent and Trademark Office, in whole or in part, or the costs of the Company could increase.

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

With respect to the quarter ended June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014. The Company has a lack of segregation of duties.

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

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, Spherix Incorporated (“we” or the “Company”)  actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business and other than as set forth below, we know of no material, active or pending legal proceedings against us, except for those described below.

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

The matter was discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Company has commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  On March 28, 2014, the Company learned that it did not prevail in setting aside the lease.  On April 24, 2014, Elizabethean Court Associates III Limited Partnership filed a motion for an award of attorneys' fees and costs. The Company intends to oppose the motion. The Company will continue to use the leased property in the normal course of its business and make the monthly rental payments in accordance with the terms of the lease.

Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida.

On August 1, 2013, the Company’s wholly owned subsidiary Guidance IP LLC (“Guidance”) initiated litigation against T-Mobile Inc. (“T-Mobile”) in Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”). The complaint alleges that T-Mobile has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent. The Company seeks relief in the form of a finding of infringement of the Asserted Patent, an accounting of all damages sustained by the Company as a result of T-Mobile’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 24, 2014, the United States District Court for the Middle District of Florida transferred the case to the United States District Court for the Western District of Washington.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”.) The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents were non-infringed and invalid. On December 5, 2013, The Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the United States District Court for the Northern District of Texas entered a scheduling order. The Markman hearing is currently set for October 2, 2014.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”.) The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the United States District Court for the Northern District of Texas entered a scheduling order. The Markman hearing is currently set for October 2, 2014.

Guidance IP LLC v. ATT Inc., Case No. 3:13-cv-04777, in the United States District Court for the Northern District of Texas.

On December 6, 2013, the Company’s wholly owned subsidiary Guidance initiated litigation against ATT Inc. (collectively “ATT”) in Guidance IP LLC v. ATT Inc., Case No. 3:13-cv-04777, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”).  The complaint alleges that ATT has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent.  The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of ATT’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On February 3, 2014, ATT filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid.  On February 24, 2014, Guidance filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On March 7, 2014, the United States District Court for the Northern District of Texas entered a scheduling order.

Charter Communications, Inc., Wideopenwest Finance LLC a/k/a Wow! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC, d/b/a Suddenlink Communications, and Cable One, Inc. v Rockstar Consortium US LP, Bockstar Technologies LLC, Constellation Technologies LLC, and Spherix Incorporated, Case No. 1:14-cv-00055-SLR, in the United States District Court for the District of Delaware.

The matter was discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No1:14-cv-00055-SLR) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications, and Cable One, Inc. (collectively, the “Plaintiffs”).  Plaintiffs are in the communications, cable and/or wireline industries and allege that Rockstar has accused the Plaintiffs of practicing various communication and networking technologies (including many well-established technical standards), related to those industries. The complaint states that in many instances such technical standards are designed into the equipment Plaintiffs purchase from vendors, and must be implemented to interoperate with other communications providers and their end user customers. Rockstar owns (and since December 31, 2013, the Company owns) patents alleged to be infringed by Plaintiffs activities.  The relief sought against the Company is principally for a declaratory judgment that Plaintiffs do not infringe the patents, requiring that the Plaintiffs be granted a patent license, that the Company has misused the patents and it and the other Defendants have waived and are estopped from enforcing the patents in the marketplace, that the Company is liable to Plaintiffs for entering into an illegal conspiracy, and assessing corresponding damages, for direct and consequential damages, attorney’s fees and costs. The Company’s preliminary assessment is that the lawsuit is completely without merit and that it would defend its position vigorously if served.  On March 10, 2014 Rockstar filed a motion to dismiss the case for lack of jurisdiction and failure to state a cause of action.  On April 7, 2014, the Company also filed a motion to dismiss, in which it joined Rockstar’s motion and presented several other bases for dismissal as against the Company.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00374-SLR, in the United States District Court for the District of Delaware

The matter was discussed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On March 24, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00374-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763: 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”.)  The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents.  The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs.  Cisco has not yet responded to the complaint. On July 8, 2014, the Company filed an amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT, LLC (“NNPT”) based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with the Company.

Spherix Incorporated v. Juniper Networks, Inc., Case Number 1:14-CV-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, the Company initiated litigation against Juniper Networks Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks Inc.  Case Number 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”.)  The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents.  Spherix seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs.  Juniper has not yet responded to the complaint. On July 8, 2014, the Company filed an amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT, based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with the Company.

NNPT,LLC v. Huawei,in the United States District Court for the Eastern District Of Texas

On June 10, 2014, NNPT, a Texas wholly-owned subsidiary of the Company, initiated patent litigation in the United States District Court for the Eastern District of Texas against Huawei Device USA Inc.; Huawei Technologies USA Inc.; Huawei Technologies Cooperatif U.A. and Futurewei Technologies, Inc. (collectively, “Huawei”).  The complaint alleges that Huawei infringes five patents assigned to NNPT. The patents asserted in the litigation were developed by Nortel Networks. The complaint against Huawei alleges that the majority of Huawei’s revenue from at least January 1, 2011, until the present has been generated by products and services implementing technology that infringes the asserted patents. The NNPT complaint seeks recovery of damages for a portion of the significant revenue associated with the infringed patents. Huawei has not yet responded to the complaint.

Spherix Incorporated v. Verizon, Case Number 1:14-CV-00721, in the United States District Court for the Eastern District of Virginia

On June 12, 2014, the Company initiated patent litigation against Verizon Services, Corp.; Verizon South, Inc.; Verizon Virginia LLC; Verizon Communications, Inc.; Verizon Federal, Inc.; Verizon Business Network Services, Inc.; MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon  Case Number 1:14-cv-00721, in the United States District Court for the Eastern District of Virginia for infringement.  The complaint alleges that Verizon infringes four patents owned by the Company. The patents asserted in the litigation were developed by Nortel Networks and acquired by the Company in December 2013, and are related to FiOS, VoIP and other internet services provided by Verizon. The complaint seeks recovery of damages for a portion of the substantial revenue associated with the infringed patents. Verizon has not yet responded to the complaint.

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

If Congress, the United States Patent and Trademark Office (the “USPTO”) or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

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

On February 27, 2013, U.S. Representatives DeFazio and Chaffetz introduced HR845.  In general, the bill known as the SHIELD Act (“Saving High-tech Innovators from Egregious Legal Disputes ”), seeks to assess legal fee liability to plaintiffs in patent infringement actions for defendant costs.  In the event that the bill becomes law, the potential obligation to pay the legal fees of defendants in patent disputes could have a material adverse effect on our business or financial condition.

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

The executive actions includes ordering the USPTO to make rules to require the disclosure of the Real Party-in-Interest by requiring patent applicants and owners to regularly update ownership information when they are involved in proceedings before the USPTO (e.g. specifying the “ultimate parent entity”) and requiring the USPTO to train its examiners to better scrutinize functional claims to prevent allowing overly broad claims.

On December 5, 2013, the United States House of Representatives passed a patent reform titled the “Innovation Act ” by a vote of 325-91. However, the Senate is still considering the bill. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act, as passed by the House, has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act, as passed by the House, also includes fee-shifting provisions which provide that, unless the non-prevailing party of a patent infringement litigation positions were objectively reasonable, such non-prevailing party would have to pay the attorney’s fees of the prevailing party.

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

Item 2.     Unregistered Sale of Equity Securities

On March 26, 2014, we conducted a private placement offering under Regulation D of the Securities Act of 1933, as amended, of $4,446,081 of our securities pursuant to which we sold to certain accredited investors, (i) 1,185,614 shares of common stock and (ii) five-year warrants to purchase an aggregate of 592,794 shares of common stock at an exercise price of $6.15 per share, which are exercisable beginning on the six month anniversary of the date of issuance.  The warrants may be callable at $0.01 per warrant upon our consummating a financing with a per share offering price of at least $8.00 and net proceeds to the Company of at least $15 million.

The following issuance of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the aggregate fair value of the following restricted stock awards was $199,199 based upon the closing price on the day before the grant date:

●	On March 14, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, we issued 10,000 restricted shares to Frank Reiner, an employee of the Company. The restricted stock awards vest in 25% increments in quarterly installments beginning March 14, 2014.

●	On April 15, 2014, we issued 10,000 shares of restricted common stock to a third party for consulting services. 5,000 shares were vested upfront, and the remaining 5,000 shares will vest at the service termination date.

●	On May 13, 2014, we issued 50,000 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately.

●	On June 9, 2014, we issued 5,952 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately.

●	On June 27, 2014, we issued 33,333 shares of restricted common stock to a third party for legal services. The restricted stock award vested immediately.

Item 6.     Exhibits

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated, filed on April 24, 2014 (incorporated by reference to Current Report on Form 8-K filed with the SEC on April 25, 2014)

4.1	Certificate of Elimination of Series B Convertible Preferred Stock, Series E Convertible Preferred Stock, and Series F Convertible Preferred Stock of Spherix Incorporated, dated April 22, 2014 (incorporated by reference to Current Report on Form 8-K filed with the SEC on April 25, 2014)

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock of Spherix Incorporated, dated May 28, 2014 (incorporated by reference to Amendment to Current Report on Form 8-K/A filed with the SEC on June 2, 2014)

10.1	Form of Subscription Agreement, dated as of May 28, 2014 (incorporated by reference to Current Report on Form 8-K filed with the SEC on April 25, 2014)

10.2	Indemnification Agreement between Spherix Incorporated and Jeffrey Ballabon ( incorporated by reference to Current Report on Form 8-K filed with the SEC on June 13, 2014)

31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: August 13, 2014	By: /s/ Anthony Hayes Anthony Hayes Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2014	By: /s/ Richard Cohen Richard Cohen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)