Form 10-Q
period 2014-09-30
SPHERIX INC
filed 2014-11-14
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2014

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
Bethesda, MD 20817
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
Large Accelerated Filer [   ]  Accelerated Filer [   ]  Non-accelerated Filer [   ]  Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2014
Common Stock, $0.0001 par value	28,609,467 shares

Spherix Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2014

Part I.  Financial Information
Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,550	$3,125
Prepaid expenses and other assets	68	151
Total current assets	5,618	3,276

Property and equipment, net	4	-
Patent portfolios	57,481	64,835
Goodwill	1,712	1,712
Deposit	26	30
Total assets	$64,841	$69,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$145	$270
Accrued salaries and benefits	39	233
Accrued patent cost	-	1,000
Warrant liability	1	48
Total liabilities	185	1,551

Series I redeemable preferred stock, $0.0001 par value; 35,541 shares issued and outstanding at September 30, 2014 and 119,760 shares issued and outstanding at December 31, 2013; liquidation preference of $167 per share	5,935	20,000

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares and 5,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively
Series A: no shares issued and outstanding at September 30, 2014 and December 31, 2013; liquidation preference $0.0001 per share	-	-
Convertible preferred stock
Series C: 1 share issued and outstanding at September 30, 2014 and December 31, 2013 ; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at September 30, 2014, and 1,227,582 shares issued and outstanding at December 31, 2013; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at September 30, 2014, and 59,265 shares issued and outstanding, at December 31, 2013; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at September 30,2014, and 156,250 shares issued and outstanding, at December 31, 2013; liquidation preference $0.0001 per share	-	-
Series H: 439,043 shares issued and outstanding at September 30, 2014, and 459,043 shares issued and outstanding at December 31, 2013; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at September 30, 2014 and December 31, 2013; liquidation preference $0.0001 per share	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 28,599,695 shares and 3,770,113 shares issued at September 30, 2014 and December 31, 2013, respectively; 28,599,467 and 3,769,712 shares outstanding at September 30, 2014 and December 31, 2013, respectively	3	-
Additional paid-in-capital	136,933	102,043
Treasury stock, at cost, 228 shares at September 30, 2014 and 401 shares at December 31, 2013	(264)	(465)
Accumulated deficit	(77,951)	(53,276)
Total stockholders' equity	58,721	48,302
Total liabilities and stockholders' equity	$64,841	$69,853

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2	$2	$9	$8

Operating costs and expenses
Amortization of patents	2,476	134	7,354	134
Compensation and related expenses (including stock-based compensation)	1,799	6,393	12,546	7,129
Depreciation	-	3	-	24
Other selling, general and administrative	889	2,789	4,865	3,895
Total operating expenses	5,164	9,319	24,765	11,182
Loss from operations	(5,162)	(9,317)	(24,756)	(11,174)

Other income (expenses)
Other income	17	-	34	-
Fair value adjustments for warrant liabilities	1	37	47	(2,610)
Total other income (expenses)	18	37	81	(2,610)

Net loss	$(5,144)	$(9,280)	$(24,675)	$(13,784)

Net loss per share, basic and diluted	$(0.18)	$(6.93)	$(1.47)	$(14.43)

Weighted average number of common shares outstanding,
Basic and diluted	28,065,251	1,339,300	16,735,940	955,292

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(24,675)	$(13,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	7,354	134
Non-cash registration rights penalty	654	-
Fair value adjustment for warrant liabilities	(47)	2,610
Depreciation	-	24
Stock-based compensation	11,954	7,402
Issuance of common stock - financial advisor	225	-
Changes in assets and liabilities:
Other receivables	-	4
Prepaid expenses and other assets	83	60
Security deposits	4	-
Accounts payable and accrued expenses	(125)	(171)
Accrued salaries and benefits	(194)	-
Net cash used in activities of continuing operations	(4,767)	(3,721)
Net cash provided by activities of discontinued operations	-	82
Net cash used in operating activities	(4,767)	(3,639)

Cash flows from investing activities
Cash acquired in acquisition of North South	-	2,684
Purchase of patent portfolio	-	(2,002)
Purchase of property and equipment	(4)	-
Payment of accrued patent costs	(1,000)	-
Net cash (used in) provided by investing activities	(1,004)	682

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	3,874	-
Proceeds from issuance of note payable	-	500
Proceeds from issuance of preferred stock, net	18,387	500
Redemption of redeemable Series I	(14,065)	-
Net cash provided by financing activities	8,196	1,000

Net increase (decrease) in cash and cash equivalents	2,425	(1,957)
Cash and cash equivalents, beginning of year	3,125	4,498

Cash and cash equivalents, end of year	$5,550	$2,541

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Retirement of treasury stock	201	-
Conversion of preferred stock to common stock	3	-
Issuance of Series C Convertible Preferred Stock in connection with exchange of warrants	-	5,696

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

On April 23, 2014, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating its Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock and returning them to authorized but undesignated shares of preferred stock. No shares of the foregoing series of preferred stock were outstanding.

Note 2.	Liquidity and Financial Condition

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue.  While the Company continues to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future, and

●	increasing revenue from its patent portfolios, license fees and new business ventures.

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

The Company is dependent on its ability to retain short-term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long-term plans.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $5.4 million at September 30, 2014, and cash and cash equivalents amounted to approximately $5.6 million at September 30, 2014.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter parties reviews in an effort to avoid or limit liability and damages for patent infringement or cause the Company to incur additional costs as a strategy.  If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents. The patents could be declared invalid by a court or the United States Patent and Trademark Office, in whole or in part, or the costs of the Company can increase. Recent rulings also create an increased risk that if the Company is unsuccessful in litigation it could be responsible to pay the attorneys’ fees and other costs of defendants by lowering the standard for legal fee shifting sought by defendants in patent cases.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2014, and the condensed consolidated results of its operations and cash flows for the three and nine month periods ended September 30, 2014 and 2013. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2013.

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

Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or acquired in connection with business combinations.  Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

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

Impairment of Long-lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company deemed there was no impairment of long-lived assets during the nine months ended September 30, 2014.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2014 and September 30, 2013 are as follows:

	As of September 30,
	2014	2013
Convertible preferred stock	5,156,841	13,796,852
Warrants to purchase common stock	775,021	66,062
Non-vested restricted stock awards	15,000	250
Options to purchase common stock	5,298,877	2,012,163
Total	11,245,739	15,875,327

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

The FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.  The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

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

The following table presents the unaudited pro-forma financial results, as if the acquisition of North South had been completed as of January 1, 2013 (in thousands, except per share amounts):

	For the three months ended	For the nine months ended September 30, 2013
Revenues	$96	$102
Net loss	$(9,422)	(14,215)
Loss per share - basic and diluted	$(4.08)	(6.84)

Other Intangible Assets

The Company’s intangible assets with finite lives consist of its patents and patent rights, with estimated remaining economic useful lives ranging from nine months to 12 years. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2014 are as follows (in thousands, except year amounts):

Date Acquired and Description	Patent Portfolios at December 31, 2013, Net	Original Life (in years)	Amortization Expense for the Nine Months Ended September 30, 2014	Patent Portfolios at September 30, 2014, Net
7/24/13 - Rockstar patent portfolio	$3,792	8.50	$351	$3,441
9/10/13 - North South patent portfolio	1,062	8.50	97	965
12/31/13 - Rockstar patent portfolio	59,981	6.50	6,906	53,075
	$64,835		$7,354	$57,481

The Company incurred amortization expense associated with its finite-lived intangible assets of $2.48 and $7.35 million for the three and nine months ended September 30, 2014, respectively. Amortization of the intangible assets for the three and nine months ended September 30, 2013 was $0.13 million. There was no amortization prior to July 24, 2013 as the first assets were placed into service on July 24, 2013.

The weighted average remaining amortization period of the Company’s patents as of September 30, 2014 is approximately 5.9 years. Future amortization of all patents is as follows (in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Three Months Ended December 31, 2014	118	33	2,326	2,477
Year Ended December 31, 2015	470	130	9,225	9,825
Year Ended December 31, 2016	471	130	9,250	9,851
Year Ended December 31, 2017	470	130	9,225	9,825
Year Ended December 31, 2018	470	130	9,225	9,825
Thereafter	1,441	412	13,825	15,678
Total	$3,440	$965	$53,076	$57,481

Note 5.	Stockholders’ Equity

Preferred Stock

On April 23, 2014, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating its Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock and returning them to authorized but undesignated shares of preferred stock. No shares of the foregoing series of preferred stock were outstanding. On May 28, 2014, the Company designated 10,000,000 shares of preferred stock as Series J Convertible Preferred Stock. The Company had designated separate series of its capital stock as of September 30, 2014 and December 31, 2013 as summarized below:

	Number of Shares Issued and Outstanding as of
	September 30, 2014	December 31, 2013	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "B"	-	1	0.0050	4:1
Series "C"	1	1	0.0001	1:1
Series “D"	4,725	1,227,582	0.0001	10:1
Series “D-1"	834	59,265	0.0001	10:1
Series “F-1"	-	156,250	0.0001	1:1
Series “H"	439,043	459,043	0.0001	10:1
Series “I”	35,541	119,760	0.0001	20:1
Series “J”	-	-	0.0001	1:1

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

Series B Convertible Preferred Stock

In connection with an offering of securities, which the Company closed in October 2010, the Company created a Series B Convertible Preferred Stock (“Series B Preferred Stock”).  All shares of Series B Preferred Stock issued in the offering were converted to common stock except for one (1) outstanding share of Series B Preferred Stock as of December 31, 2013, and all shares of Series B Preferred Stock issued in the offering were converted to common stock as of September 30, 2014.

The Series B Preferred Stock was convertible at the option of the holder at any time into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the convertible preferred stock, or $1,000, by a conversion price of $250.00 per share.  The conversion price was subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The conversion price was also subject to adjustment if the Company issues rights, options or warrants to all holders of its common stock entitling them to subscribe for or purchase shares of its common stock at a price per share less than the daily volume weighted average price of its common stock, if the Company distributed evidence of its indebtedness or assets or rights or warrants to subscribe for or purchase any security to all holders of its common stock, or if the Company consummated a fundamental corporate transaction such as a merger or consolidation, sale or other disposition of all or substantially all of its assets, or an exchange or tender offer accepted by the holders of 50% or more of the Company’s outstanding common stock.  Subject to limited exceptions, a holder of shares of Series B Preferred Stock did not have the right to convert any portion of its Series B Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.  The Series B Preferred Stock was entitled to receive dividends (on an “as converted to common stock” basis) to and in the same form as dividends actually paid on shares of the Company’s common stock.  Except as required by law, holders of the Series B Preferred Stock generally were not entitled to voting rights. On April 15, 2014, one (1) share of Series B Preferred Stock was converted into four (4) shares of common stock. No shares of Series B Preferred Stock remained outstanding thereafter, and this class of stock was eliminated on April 23, 2014.

Series C Convertible Preferred Stock

On March 6, 2013, the Company and certain investors that participated in the Company’s November 2012 private placement transaction entered into separate Warrant Exchange Agreements pursuant to which those investors exchanged common stock purchase warrants for 229,337 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”).  Each share of Series C Preferred Stock is convertible into one (1) share of common stock at the option of the holder.  The Series C Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock.  During the year ended December 31, 2013, 229,336 shares of Series C Preferred Stock were converted into 229,336 shares of common stock.  As of September 30, 2014 and December 31, 2013, one (1) share of Series C Preferred Stock remained issued and outstanding.

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

During the nine months ended September 30, 2014, 1,222,857 shares of Series D Preferred Stock were exchanged for Series D-1 Convertible Preferred Stock (see below).  As of September 30, 2014, 4,725 shares of Series D Preferred Stock remained issued and outstanding.

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

During the nine months ended September 30, 2014, (a) 1,222,857 shares of Series D Preferred Stock were exchanged for Series D-1 Preferred Stock and (b) 1,281,288 shares of Series D-1 Preferred Stock were converted into 12,812,880 shares of common stock.  As of September 30, 2014, 834 shares of Series D-1 Preferred Stock remained issued and outstanding.

Series F-1 Convertible Preferred Stock

The Company’s Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) was established on November 22, 2013.  Each share of Series F-1 Preferred Stock was convertible, at the option of the holder at any time, into one share of common stock and had a stated value of $0.0001.  Such conversion ratio was subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Each share of Series F-1 Preferred Stock was entitled to 91% of one vote per share (subject to beneficial ownership limitations) and voted together with holders of the Company’s common Stock.  The Company was prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.  During the nine months ended September 30, 2014, 156,250 shares of Series F-1 Preferred Stock were converted into 156,250 shares of common stock. As of September 30, 2014, no shares of Series F-1 Preferred Stock remained issued and outstanding.

Series H Convertible Preferred Stock

On December 31, 2013, the Company designated 459,043 shares of preferred stock as Series H Convertible Preferred Stock (“Series H Preferred Stock”).  On December 31, 2013, the Company issued approximately $38.3 million of Series H Preferred Stock (or 459,043 shares) to Rockstar.  Each share of Series H Preferred Stock is convertible into ten shares of common stock and has a stated value of $83.50.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H Preferred Stock.  Holders of the Series H Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series H Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series H Preferred Stock provides a liquidation preference of $83.50 per share.  The shares of Series H Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.  On April 16, 2014, the Company obtained the required shareholder approval pursuant to NASDAQ Listing Rule 5635 and, as a result, all outstanding shares of Series H Preferred Stock are convertible and possess voting rights in accordance with its terms. On May 28, 2014, 20,000 shares of Series H Preferred Stock were converted into 200,000 shares of common stock. As of September 30, 2014, 439,043 shares of Series H Preferred Stock remained issued and outstanding.

Series I Redeemable Convertible Preferred Stock

On December 31, 2013, the Company designated 119,760 shares of preferred stock as Series I Redeemable Convertible Preferred Stock (“Series I Preferred Stock”).  On December 31, 2013, the Company issued approximately $20 million (or 119,760 shares) of Series I Preferred Stock to Rockstar.  Each share of Series I Preferred Stock is convertible into 20 shares of the Company’s common stock and has a stated value of $167.00.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The holder is prohibited from converting the Series I Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series I Preferred Stock.  Holders of the Series I Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series I Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series I Preferred Stock provides for a liquidation preference of $167.00 per share.

The Series I Preferred Stock contains a mandatory redemption date of December 31, 2015 as to 100% of the Series I Preferred Stock then outstanding, requiring a minimum of 25% of the total number of shares of Series I Preferred Stock issued to be redeemed (less the amount of any conversions occurring prior thereto) on or prior to each of September 30, 2014, December 31, 2014, June 30, 2015 and December 31, 2015 (each, a “Partial Redemption Date” and each payment, a “Redemption Payment”).  On each Partial Redemption Date, the Company is required to pay Rockstar a Redemption Payment equal to the lesser of (i) such number of shares of Series I Preferred Stock as have a stated value of $5.0 million; or (ii) such number of shares of Series I Preferred Stock as shall, together with all voluntary and mandatory redemptions and conversions to common stock occurring prior to the applicable Partial Redemption Date, have an aggregate stated value of $5.0 million; or (iii) the remaining shares of Series I Preferred Stock issued and outstanding if such shares have an aggregate stated value of less than $5.0 million, in an amount of cash equal to its stated value plus all accrued but unpaid dividends, distributions and interest thereon, unless Rockstar, in its sole discretion, elects to waive such Redemption Payment or convert such shares of Series I Preferred Stock (or a portion thereof) into common stock.  No interest or dividends are payable on the Series I Preferred Stock unless the Company fails to make the first $5.0 million Partial Redemption Payment due September 30, 2014, then interest shall accrue on the outstanding stated value of all outstanding shares of Series I Preferred Stock at a rate of fifteen (15%) per annum from January 1, 2014.  The Company’s obligations to pay the Redemption Payments and any interest payments in connection therewith are secured pursuant to the terms of a Security Agreement under which the Rockstar patent portfolio serves as collateral security.  No action can be taken under the Security Agreement unless the Company has failed to make a second redemption payment of $5.0 million due December 31, 2014.  The Security Agreement contains additional usual and customary events of default under which Rockstar can take action, including a sale to a third party or reduction of secured amounts via transfer of the Rockstar patent portfolio to Rockstar.

Additionally, in the event the Company consummates a Fundamental Transaction (as defined below), the Company shall be required to redeem such portion of the outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the Fundamental Transaction after deduction of the amount of net proceeds required to leave the Company with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave the Company with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the Fundamental Transaction thereafter. “Fundamental Transaction” means directly or indirectly, in one or more related transactions: (a) the Company of any subsidiary realizes net proceeds from any financing, recovery, sale, license fee or other revenue received by the Company (including on account of any intellectual property rights held by the Company and not just in respect of the patents) during any fiscal quarter in an amount which would cause the cash or cash equivalents of the Company to exceed $5,000,000, (b) the Company consolidates or merges with or into (whether or not the Company or any of its subsidiaries is the surviving corporation) any other person, or (c) the Company or any of its subsidiaries sells, leases, licenses, assigns, transfers, conveys or otherwise disposes of all or substantially all of its respective properties or assets to any other Person, provided that, in the event of a Fundamental Transaction under clause (b) or (c), neither such Fundamental Transaction may proceed without the consent of the holders holding a majority of the shares of Series I Preferred Stock unless (A) all shares of Series I Preferred Stock held by the holders are redeemed with Interest upon closing of such Fundamental Transaction, and (B) all shares of common stock of the Company then held by the holders are redeemed or otherwise purchased for cash or freely tradable securities of a publicly traded company at a price at or above the then-current market value of such common stock.

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

In June 2014, the Company redeemed 84,219 shares of Series I Preferred Stock. In accordance with this Redemption Payment, the Company paid Rockstar $14.1 million.  If the Series I Preferred Stock is not converted into common stock, approximately $1.0 million will be due to Rockstar by June 2015 and $5.0 million will be due to Rockstar by December 31, 2015.

As of September 30, 2014, 35,514 shares of Series I Preferred Stock remained issued and outstanding.

Series J Convertible Preferred Stock

On May 28, 2014, the Company designated 10,000,000 shares of preferred stock as Series J Convertible Preferred Stock (“Series J Preferred Stock”). On May 28, 2014, the Company entered into an placement agency agreement with Laidlaw & Company (UK) Ltd., as the placement agent (the “Placement Agent”), which provided for the issuance and sale in a registered direct public offering (the “Series J Offering”) by the Company of 10,000,000 shares of Series J Preferred Stock, par value $0.0001 per share, which were convertible into a total of 10,000,000 shares of common stock. The Series J Preferred Stock in the Series J Offering was sold at a public offering price of $2.00 per share. The net offering proceeds to the Company from the sale of the shares were approximately $18.4 million, after deducting placement agent fees and other estimated offering expenses. The sale of the Series J Preferred Stock was made pursuant to a subscription agreement between the Company and certain investors in the Series J Offering.

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

As of September 30, 2014, all 10,000,000 shares of Series J Preferred Stock had been converted into 10,000,000 shares of common stock. As of September 30, 2014, no shares of Series J Preferred Stock are issued and outstanding.

Common Stock

Private Placement

On March 26, 2014, the Company sold an aggregate of $4,446,081 of its securities in a private offering made solely to accredited investors (the “March 26 Offering”) pursuant to Subscription Agreements, dated as of March 26, 2014 (the “Subscription Agreement”).  Pursuant to the March 26 Offering, investors purchased (i) 1,185,614 shares of common stock, par value $0.0001 per share, of the Company and (ii) five-year warrants to purchase an aggregate of 592,794 shares of common stock of the Company, at an exercise price of $6.15 per share.  The warrants became exercisable on the six month anniversary of the date of issuance by payment to the Company of the exercise price of $6.15 per share, or if a registration statement covering the common stock underlying the Warrants is not then in effect, on a cashless basis.  Each warrant may be callable at $0.01 per warrant upon the consummation of a Company financing with a per-share offering price of at least $8.00 and net proceeds to the Company from such offering of at least $15 million.  The use of proceeds from the March 26 Offering has been for general corporate purposes and working capital.

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

On July 10, 2014, the Company issued 125,000 shares of fully registered common stock for the accrued settlement of the contractual dispute with a financial advisor. The aggregate fair value of the stock grant was $225,000 based upon the closing price on July 1, 2014.

Warrants

A summary of warrant activity for the nine months ended September 30, 2014 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2013	65,263	$5.83	$-	2.44
Issued	711,355	5.90
Cancelled	(1,597)	28.00
Outstanding as of September 30, 2014	775,021	$5.85	$-	4.26

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

On January 28, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 75,000 Director Options with an exercise price of $5.83 to each of the following non-employee directors: Robert Vander Zanden, Douglas Brown, Edward Karr, Harvey Kesner and Alexander Poltorak.

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

●	An individual third party – 25,000, vesting immediately.

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

On March 14, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 100,000 non-qualified options with a term of ten (10) years and an exercise price of $4.67 to an employee of the Company.  The options vest in 25% increments in quarterly installments beginning July 1, 2014.

On March 21, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 10,000 non-qualified options with a term of five years and an exercise price of $4.29 to an employee of the Company. These options vest in 50% increments in six-month installments beginning September 20, 2014.

On April 3, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued non-qualified options with a term of five years and an exercise price equal to the closing price of the Common Stock on the trading day to the individuals below for the number of shares of Common Stock:

●	An individual third party – 25,000 shares, vesting immediately;

●
Anthony Hayes – 500,000 shares, with 50% vesting immediately on the date of issue and the remaining 50% vesting upon the Company’s receipt of gross proceeds of at least $30 million by April 3, 2015 from an offering of its securities;

●	Edward Karr – 100,000 shares, vesting immediately;

●	Harvey Kesner – 200,000 shares, vesting immediately; and

●	Alexander Poltorak – 75,000 shares, vesting immediately.

The Company determined that the achievement of the performance target by Mr. Hayes was probable on the grant date.

On June 19, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued additional 50,000 non-qualified options with a term of 10 years and an exercise price of $1.94 to an employee of the Company.  The options vest in two equal installments on each of June 19, 2014 and December 19, 2014.

On July 3, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued Director Options with a term of five years and an exercise price of $1.79 to the individuals listed below for the number of shares of common stock set forth opposite their respective names:

●	Anthony Hayes, Chief Executive Officer and Director – 100,000 shares, vesting immediately;

●	Edward Karr – 200,000 shares, vesting immediately;

●	Douglas Brown – 200,000 shares, vesting immediately;

●	Alexander Poltorak – 200,000 shares, vesting immediately; and

●	Robert Vander Zanden – 200,000 shares, vesting immediately.

Also on July 3, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 25,000 options with a term of five (5) years and an exercise price of $1.79 to an employee of the Company. The options vested immediately.

On August 1, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 100,000 non-qualified options with a term of ten (10) years and an exercise price of $1.34 to an employee of the Company.  The options vest in 25% increments in quarterly installments beginning August 1, 2014.

Modification of Stock Options with Termination of Directorship

On May 28, 2014, Harvey Kesner resigned as a director of the Company. Pursuant to this resignation, the Company's Board of Directors approved the accelerated vesting of 837,500 previously granted stock options to vest on the date of Mr. Kesner's resignation.  As a result, the Company recorded an immediate one-time charge of $4.3 million of additional stock-based compensation expense in June 2014 related to this modification.

The grant date fair value of stock options granted during the nine months ended September 30, 2014 was approximately $6.1 million.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met.  The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve.  The volatility rate was computed based on a comparison of average volatility rates of similar companies.   The fair value of options granted in 2014 was estimated using the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Exercise price	$1.34 - $1.79	$7.08	$1.34 - $5.83	$7.08
Expected stock price volatility	77.7% - 79.0%	78.9%	77.7% - 90.6%	78.9%
Risk-free rate of interest	0.95% - 1.76%	0.36% - 2.84%	0.76% - 1.76%	0.36% - 2.84%
Term (years)	2.5 - 5.3	4.82	2.5 - 5.5	4.82

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2013	1,983,877	$7.14	$-	-
Employee options granted	3,260,000	3.65
Outstanding as of September 30, 2014	5,243,877	4.97	$22,000	6.3
Options vested and expected to vest	5,243,877	4.97	22,000	6.3
Options vested and exercisable	4,563,627	$5.12	$5,500	6.3

A summary of option activity under the Company’s non-employee stock option plan for the nine months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2013	30,000	$7.08	$29,400	9.3
Non-employee options granted	25,000	2.86		4.5
Outstanding as of September 30, 2014	55,000	5.16	-	6.7
Options vested and expected to vest	55,000	5.16	-	6.7
Options vested and exercisable	55,000	$5.16	$-	6.7

Stock-based compensation associated with the amortization of stock option expense was approximately $1.6 million and $6.6 million for the three months ended September 30, 2014 and September 30, 2013, and was $11.8 million and $6.6 million for the nine months ended September 30, 2014 and September 2013, respectively.  Unamortized compensation cost for these awards amounted to $1.2 million at September 30, 2014, and will be amortized over 0.4 years.

Restricted Stock Awards

On March 14, 2014, the Company issued 10,000 restricted shares to an employee of the Company.  The restricted stock awards vest in 25% increments in quarterly installments beginning March 14, 2014.

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

On August 1, 2014, the Company issued 10,000 fully vested restricted shares to an employee of the Company.

The aggregate fair value of these restricted stock awards was $0.2 million based upon the closing price on the day before the grant date.

A summary of the restricted stock award activity for the nine months ended September 30, 2014 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at Decemeber 31, 2013	250	$6.83
Granted	119,285	1.78
Vested	(104,535)	1.73
Nonvested at September 30, 2014	15,000	$2.22

Stock-based Compensation

Stock-based compensation for the three and nine months ended September 30, 2014 and 2013 was comprised of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Employee restricted stock awards	$19	$-	$33	$6
Employee stock option awards	1,547	6,246	11,698	6,248
Non-employee restricted stock awards	15	816	175	816
Non-employee option awards	-	332	48	332
Total compensation expense	$1,581	$7,394	$11,954	$7,402

Note 6.	Related Party Transactions

Sichenzia Ross Friedman Ference LLP (“SRFF”) previously provided legal services to the Company. SRFF invoiced the Company $0 and $147,842 for legal services rendered for the three months ended September 30, 2014 and 2013, respectively; and $449,935 and $218,204 for the nine months ended September 30, 2014 and 2013, respectively. In addition, as disclosed in Note 5, in January 2014, Mr. Kesner, a partner of SRFF, was awarded 75,000 non-qualified stock options (the “Director Options”) to acquire shares of the Company's common stock, 600,000 non-qualified options with a term of five (5) years and an exercise price of $5.83; and in April 2014, he was awarded 200,000 non-qualified options with a term of five (5) years and an exercise price of $2.86.  On May 28, 2014, Harvey Kesner resigned as a director of the Company. Pursuant to this resignation, 837,500 non-vested stock options were vested immediately.

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

During the quarter ended June 30, 2014, the Board of Directors of the Company approved a bonus in the aggregate amount of $250,000 to the Company’s Chief Executive Officer.  The bonus was paid as of June 30, 2014.

Note 7.	Commitments and Contingencies

Leases

As of June 30, 2014, the Company’s offices were located in Tysons Corner, Virginia and Bethesda, Maryland, where it leased 837 and 5,000 square feet of office space under leases that expired on August 31, 2014 and expires on March 31, 2018, respectively. The Company’s monthly lease payment for the Virginia office space was $1,883 per month and is $13,090 per month for the Maryland office space.  The capacity of the Bethesda facility is adequate for the Company’s current needs.  The Company also leases office space in New York, NY on a month-to-month basis at a monthly rate of $6,000; however, the Company has secured new office space in New York City, which lease term is effective August 1, 2014 and carries a monthly cost of $4,990 for a period of 12 months. The Virginia lease ran from March 1, 2013 through August 31, 2014.  Upon the expiration of this lease, the Company’s Virginia operations were moved to Bethesda. In June, 2014, the Company opened a new office in Longview, Texas. The lease term of the Texas office runs from June 1, 2014 through May 31, 2015 at a monthly rate of $1,958.

Future minimum rental payments required as of September 30, 2014, remaining under the non-cancelable leases are as follows (in thousands):

Operating Lease
Three Months Ended December 31, 2014	$78
Year Ended December 31, 2015	223
Year Ended December 31, 2016	165
Year Ended December 31, 2017	170
Year Ended December 31, 2018	43
$679

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

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

The Company commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  The lawsuit, Spherix Incorporated v.  Elizabethean Court Associates III Limited Partnership, Case No., 377142 was decided in favor of Elizabethean Court Associates III Limited Partnership (“Elizabethean”) on March 28, 2014.  On April 24, 2014 Elizabethean filed a motion for an award of attorneys’ fees and costs.  For the period ended at June 30, 2014, the Company accrued an estimated $50,000 of related to potential legal costs.  On September 18, 2014, the Company entered into a settlement agreement with Elizabethean and paid a $266,000 settlement fee relating to an award of attorneys’ fees and costs. The Company will continue to use the leased property in the normal course of its business and make the monthly rental payments in accordance with the terms of the lease.

Charter Communications, Inc., Wideopenwest Finance LLC a/k/a Wow! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC, d/b/a Suddenlink Communications, and Cable One, Inc.  v. Rockstar Consortium US LP, Bockstar Technologies LLC, Constellation Technologies LLC, and Spherix Incorporated.

On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No. 1:14-cv-00055-SLR) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications, and Cable One, Inc.  (collectively, the “Plaintiffs”).  Plaintiffs are in the communications, cable and/or wireline industries and allege that Rockstar has accused the Plaintiffs of practicing various communication and networking technologies (including many well-established technical standards), related to those industries.  The complaint states that in many instances such technical standards are designed into the equipment Plaintiffs purchase from vendors, and must be implemented to interoperate with other communications providers and their end user customers.  Rockstar owns (and since December 31, 2013, the Company owns) patents alleged to be infringed by Plaintiffs activities.  The relief sought against the Company is principally for a declaratory judgment that Plaintiffs do not infringe the patents, requiring that the Plaintiffs be granted a patent license, that the Company has misused the patents and it and the other Defendants have waived and are estopped from enforcing the patents in the marketplace, that the Company is liable to Plaintiffs for entering into an illegal conspiracy, and assessing corresponding damages, for direct and consequential damages, attorney’s fees and costs.   On June 5, 2014, the Company and the Plaintiffs filed a joint stipulation of dismissal in the action filed on January 17, 2014. As a result, the Plaintiffs’ allegations against the Company are dismissed without prejudice, with each party to bear its own costs. The Plaintiffs and the Company also agreed, with respect to all patents owned by the Company as of the date of the filing, to negotiate in good faith prior to bringing any action concerning these patents or bringing an action for infringement of these patents.  The parties agreed that any further actions related to these patents will be brought solely in Delaware.

Counterclaims

In the ordinary course of business, the Company, along with its wholly-owned subsidiaries, will initiate litigation against parties whom it believes have infringed on its intellectual property rights and technologies.  The initiation of such litigation exposes the Company to potential counterclaims initiated by the defendants.  Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation; NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al,; and Bockstar Technologies vs. Cisco Systems have filed counterclaims against the Company.  While the Company has evaluated the counterclaims and believes they are without merit, there can be no assurance that the outcome of these matters will be favorable to the Company or will not have a negative impact on the Company’s financial condition or results from operations.  The Company has not recorded a loss provision relating to such matters at September 30, 2014.

Registration Penalty

As stipulated in the Registration Rider of the December 2013 Rockstar patent acquisition agreement, the Company was required to both (i) file a registration statement for the securities issued as consideration in the agreement by February 3, 2014 (unless a later date was consented to by Rockstar), and (ii) such registration statement was to be declared effective by the SEC within 60 days after its filing.  Failure to comply with the registration requirement required that the Company issue to Rockstar additional consideration (“Additional Rockstar Shares”) in the form of shares of Common Stock equal to five percent of the number of shares of Common Stock and Series H Convertible Stock (taken together) issued to Rockstar (subject to certain beneficial ownership restrictions).  Additionally, if the issuance of “Additional Rockstar Shares” would have resulted in violation of certain beneficial ownership limitations, then the issuance of such “Additional Rockstar Shares” would be deferred until such time as the issuance would not cause Rockstar to exceed the applicable Beneficial Ownership set out with in the agreement.

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

Restricted Stock Awards

On October 20, 2014, the Company issued 5,000 restricted shares each to an employee of the Company and a third party for consulting services.

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

On April 23, 2014, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware, eliminating our Series B Preferred Stock, Series E Preferred Stock and Series F Convertible Preferred Stock, returning them to the authorized but undesignated shares of the Company’s preferred stock.  No shares of the Series B Preferred Stock, Series E Preferred Stock and Series F Convertible Preferred Stock were outstanding.

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

Subject to certain ownership limitations as described below, shares of the Series J Preferred Stock were convertible at any time at the option of the holder into shares of the Company's common stock in an amount equal to one share of the Company’s common stock for each one share of Series J Preferred Stock surrendered. Subject to limited exceptions, holders of shares of Series J Preferred Stock did not have the right to convert any portion of their Series J Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to its conversion; notwithstanding the foregoing, some Investors elected to have the 9.99% beneficial ownership limitation to initially be set at 4.99%. As of September 30, 2014, all shares of the Series J Preferred Stock were converted to common stock.

In connection with the Offering, we filed a Certificate of Designation of Series J Convertible Preferred Stock with the Secretary of State for the State of Delaware, which became effective on the closing date.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

During the three months ended September 30, 2014, we incurred a loss from operations of $5.2 million, compared to $9.3 million in the prior year period.  The decrease in net loss can be primarily attributed decreased stock-based compensation expense (decrease of $5.8 million); and decreased professional expenses of $0.56 million related to legal services, consulting services and accounting services. During the three months ended September 30, 2014, we recorded $2.5 million amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the three months ended September 30, 2014 and 2013, revenue was nominal.

During the three months ended September 30, 2014, we recorded a fair value (gain) adjustment of $692 on the warrant liability, compared to $36,583 for the same period in 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

During the nine months ended September 30, 2014, we incurred a loss from operations of $24.8 million, as compared to $11.2 million in the prior year period.  The increase in net loss can be primarily attributed increased stock based compensation expenses (increase of $4.5 million) as a result of the options issued during 2013 and the first, second and third quarters of 2014; increased professional fees of $1.0 million related to legal services, consulting services and accounting services; a $0.7 million 5% registration rights fee related to the Series H and common stock held by Rockstar; amortization expenses of $7.4 million related to the Rockstar patents acquired by the Company during 2013.

During the nine months ended September 30, 2014 and 2013, revenue was nominal.

During the nine months ended September 30, 2014, we recorded a fair value (gain) adjustment of $0.05 million on the warrant liability, compared to $2.6 million expense for the same period in 2013.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

While we continue to execute and implement our business plan, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from our past equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future, and

●	increasing revenue from the monetization of its patent portfolios, license fees, and new business ventures.

Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. Working capital was $5.4 million and $1.7 million at September 30, 2014 and December 31, 2013, respectively; and cash and cash equivalents were $5.6 million and $3.1 million, respectively.  This increase is attributable to equity financings by the Company, partially offset by operating expenses and the redemption of Series I Preferred Stock. Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

During the nine months ended September 30, 2014, the Company used $4.8 million of cash in operating activities.  The cash used in operating activities primarily resulted from our net loss for the nine months ended September 30, 2014 of $24.7 million, offset by significant non-cash charges related to amortization expenses of $7.4 million, stock-based compensation expense of $12 million, and a 5% registration rights fee of $0.7 million, plus a $0.2 million decrease in cash from changes in operating assets and liabilities, which include accrued salaries and benefits.

Our investing activities used cash of $1.0 million and provided $0.7 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.  During the first quarter of 2014, we paid down $1.0 million of the deferred purchase price related to the December 2013 Rockstar patent portfolio acquisition.

Our financing activities provided cash of $8.2 million and $1.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. On March 26, 2014, we received net proceeds of $3.9 million in a private placement made solely to accredited investors.  On June 2, 2014, we issued 10,000,000 shares of our Series J Preferred Stock. The net offering proceeds to the Company from the sale of the shares were approximately $18.5 million, after deducting placement agent fees and other estimated offering expenses. In June, 2014, we redeemed 84,219 shares of Series I Preferred Stock, resulting in a $14.1 million payment to Rockstar.

Our financial statements for the quarter ended September 30, 2014 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $5.4 million at September 30, 2014.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter partes reviews in an effort to avoid or limit liability and damages for patent infringement or cause the Company to incur additional costs as a strategy. If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents, the patents could be declared invalid by a court or the United States Patent and Trademark Office, in whole or in part, or the costs of the Company could increase.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014. The Company has a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting:

There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, Spherix Incorporated (“we” or the “Company”) actively pursues legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business and other than as set forth below, we know of no material, active or pending legal proceedings against us, except for those described below.

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

The Company commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  The lawsuit, Spherix Incorporated v.  Elizabethean Court Associates III Limited Partnership, Case No., 377142 was decided in favor of Elizabethean Court Associates III Limited Partnership (“Elizabethean”) on March 28, 2014.  On April 24, 2014, Elizabethean filed a motion for an award of attorneys’ fees and costs.  For the period ended at June 30, 2014, the Company accrued an estimated $50,000 of related to potential legal costs.  On September 18, 2014, the Company entered into a settlement agreement with Elizabethean and paid a $266,000 settlement fee relating to an award of attorneys’ fees and costs. The Company will continue to use the leased property in the normal course of its business and make the monthly rental payments in accordance with the terms of the lease.

Guidance IP LLC v. T-Mobile Inc., Case No. 2:24-cv-01066-RSM, in the United States District Court for the Western District of Washington.

On August 1, 2013, the Company’s wholly owned subsidiary Guidance IP LLC (“Guidance”) initiated litigation against T-Mobile Inc. (“T-Mobile”) in Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”). The complaint alleges that T-Mobile has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent. The Company seeks relief in the form of a finding of infringement of the Asserted Patent, an accounting of all damages sustained by the Company as a result of T-Mobile’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 24, 2014, the United States District Court for the Middle District of Florida transferred the case to the United States District Court for the Western District of Washington.  On July 14, 2014, the United States District Court for the Western District of Washington assigned the case a new case number, 2:24-cv-01066-RSM.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents were non-infringed and invalid. On December 5, 2013, The Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the United States District Court for the Northern District of Texas entered a Scheduling Order for the case.  On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review of two of the Asserted Patents in the United States Patent and Trademark Office, which has not yet issued a decision regarding whether to institute the requested review. On October 27, 2014, the United States District Court for the Northern District of Texas held a Technology Tutorial Hearing for the educational benefit of the United States District Court for the Northern District of Texas related to the Markman hearing, which is set for November 21, 2014, with both hearings occurring jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below).

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the United States District Court for the Northern District of Texas entered a scheduling order for the case. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review of two of the Asserted Patents in the United States Patent and Trademark Office, which has not yet issued a decision regarding whether to institute the requested review. On October 27, 2014, the  United States District Court for the Northern District of Texas held a Technology Tutorial Hearing for the educational benefit of the  United States District Court for the Northern District of Texas related to the Markman hearing, which is set for November 21, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above).

Guidance IP LLC v. ATT Inc., Case No. 3:13-cv-04777, in the United States District Court for the Northern District of Texas.

On December 6, 2013, the Company’s wholly owned subsidiary Guidance initiated litigation against ATT Inc. (“ATT”) in Guidance IP LLC v. ATT Inc., Case No. 3:13-cv-04777, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”).  The complaint alleged that ATT has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent.  The Company sought relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of ATT’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On February 3, 2014, ATT filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid.  On February 24, 2014, Guidance filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On March 7, 2014, the United States District Court for the Northern District of Texas entered a scheduling order.  The matter has now been resolved and the parties filed a Joint Motion to Dismiss on August 7, 2014.  On August 13, 2014, the United States District Court for the Northern District of Texas granted the dismissal and terminated the case.

Charter Communications, Inc., Wideopenwest Finance LLC a/k/a Wow! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC, d/b/a Suddenlink Communications, and Cable One, Inc. v Rockstar Consortium US LP, Bockstar Technologies LLC, Constellation Technologies LLC, and Spherix Incorporated, Case No. 1:14-cv-00055-SLR, in the United States District Court for the District of Delaware.

On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No. 1:14-cv-00055-SLR) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications, and Cable One, Inc. (collectively, the “Plaintiffs”).  Plaintiffs are in the communications, cable and/or wireline industries and allege that Rockstar has accused the Plaintiffs of practicing various communication and networking technologies (including many well-established technical standards), related to those industries. The complaint states that in many instances such technical standards are designed into the equipment Plaintiffs purchase from vendors, and must be implemented to interoperate with other communications providers and their end user customers. Rockstar owns (and since December 31, 2013, the Company owns) patents alleged to be infringed by Plaintiffs activities.  The relief sought against the Company is principally for a declaratory judgment that Plaintiffs do not infringe the patents, requiring that the Plaintiffs be granted a patent license, that the Company has misused the patents and it and the other Defendants have waived and are estopped from enforcing the patents in the marketplace, that the Company is liable to Plaintiffs for entering into an illegal conspiracy, and assessing corresponding damages, for direct and consequential damages, attorney’s fees and costs. The Company’s preliminary assessment is that the lawsuit is completely without merit and that it would defend its position vigorously if served.  On March 10, 2014 Rockstar filed a motion to dismiss the case for lack of jurisdiction and failure to state a cause of action.  On April 7, 2014, the Company also filed a motion to dismiss, in which it joined Rockstar’s motion and presented several other bases for dismissal as against the Company.  On June 5, 2014, the parties filed a Stipulation of Dismissal of the claims against Spherix.  On June 6, 2014, the United States District Court for the District of Delaware entered the dismissal and ordered the case terminated as to the Company.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00374-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00374-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763: 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”).  The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents.  The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs.  On July 8, 2014, the Company filed an amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT, based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with the Company.  On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint.  On August 26, 2014, the Company and NNPT filed an opposition to Cisco’s motion to dismiss.  On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-CV-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, the Company initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”).  The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents.  The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs.  Juniper has not yet responded to the complaint. On July 8, 2014, the Company filed an amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT, based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with the Company.  On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint.  On August 29, 2014, the Company filed its opposition to Juniper’s motion to dismiss.  On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss.

Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR, in the United States District Court for the District of Delaware

On June 6, 2014, Defendant Cisco filed an amended complaint and counterclaim in which it added counterclaims against the Company, which had previously not been named in this case.  The asserted counterclaims request a declaratory judgment of non-infringement of two patents owned by the Company.  On July 15, 2014, Bockstar filed a motion to dismiss Cisco’s counterclaims and requested a finding that Counterclaim-Defendants Constellation Technologies LLC, Rockstar Consortium US LP, and the Company had been improperly joined in the case.  On August 25, 2014, the Company filed a Motion to Dismiss for failure to state a claim and for lack of jurisdiction over the subject matter.  The Company also joined in the motion to dismiss previously filed by Bockstar.  On September 11, 2014, Cisco filed its opposition to the Company’s motion to dismiss.  The  United States District Court for the District of Delaware held a hearing on the motion to dismiss, among several other unrelated motions, on October 8, 2014.  On October 10, 2014, the United States District Court for the District of Delaware issued an Order relating to several issues in the case.  In the Order, the United States District Court for the District of Delaware stated it would decide the Company’s motion to dismiss in due course.

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas, for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”).  On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid.  On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-CV-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al.,  Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533.  On July 2, 2014, the Company filed an Amended Complaint in the case in which it added allegations of infringement of U.S. Patent No. 7,478,167.  On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement.  On September 9, 2014, the United States District Court for the Eastern District of Virginia issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan.  According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, the Company filed its opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief.  On October 3, 2014, the United States District Court for the Eastern District of Virginia held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied.  The United States District Court for the Eastern District of Virginia stated that an Order would follow.  The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys' fees as to the dismissed claims.  The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014.  The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014.  On November 13, 2014, the United States District Court for the Eastern District of Virginia granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims.

Counterclaims

In the ordinary course of business, the Company, along with its wholly-owned subsidiaries, will initiate litigation against parties whom it believes have infringed on its intellectual property rights and technologies.  The initiation of such litigation exposes the Company to potential counterclaims initiated by the defendants.  Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation; NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al.; and Bockstar Technologies vs. Cisco Systems have filed counterclaims against the Company.  The Company has evaluated the counterclaims and believes they are without merit and has not recorded a loss provision relating to such matters.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ending December 31, 2013, the risk factors set forth in each of our registration statements on Form S-3 filed in April 2014, May 2014 and August 2014, as amended, which could materially affect our business, financial condition, and results of operations, as well as the updated risk factor set forth below.  The risks described in these filings are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On February 27, 2013, U.S. Representatives DeFazio and Chaffetz introduced HR845.  In general, the bill, known as the Saving High-Tech Innovators from Egregious Legal Disputes Act (the “SHIELD Act”), seeks to assess legal fee liability to plaintiffs in patent infringement actions for defendant costs.  In the event that the bill becomes law, the potential obligation to pay the legal fees of defendants in patent disputes could have a material adverse effect on our business or financial condition.

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

On December 5, 2013, the United States House of Representatives passed a patent reform bill titled the “Innovation Act” by a vote of 325-91. However, the Senate is still considering the bill. U.S. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act, as passed by the House, has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act, as passed by the House, also includes fee-shifting provisions which provide that, unless the non-prevailing party of a patent infringement litigation positions were objectively reasonable, such non-prevailing party would have to pay the attorneys’ fees of the prevailing party.

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

In Octane Fitness, LLC v. Icon Health & Fitness, Inc., the Supreme Court overturned the U.S. Court of Appeals for the Federal Circuit decisions limiting the meaning of “exceptional cases.” The U.S. Supreme Court held that an exceptional case “is simply one that stands out from others with respect to the substantive strength of a party’s litigation position” or “the unreasonable manner in which the case was litigated.” The U.S. Supreme Court also rejected the “clear and convincing evidence” standard for making this inquiry and held that the standard should be a “preponderance of the evidence.”

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

On June 19, 2014, the U.S. Supreme Court issued a landmark decision in which it significantly tightened the standard for patentability of software patents.  Alice Corp. Pty. Ltd. v. CLS Bank Int’l, 134 S. Ct. 2347 (2014).  Specifically, the U.S. Supreme Court stated that if you have an idea so abstract that it cannot be patented, simply tying it to a “generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention.”  The U.S. Supreme Court further stated that tying the abstract idea to “purely functional and generic” hardware would, similarly, not make the idea patentable.  Arguably, the Alice decision is intended to limit the validity of poor quality software patents.  The Alice decision will provide accused infringers of software patents new arguments to challenge the validity of such patents.  Practically, the effects of the Alice decision are still being assessed as patent holders, attorneys, the USPTO, and courts, are coping to determine the proper bounds of the Alice decision.  By way of example, the USPTO has issued new examination guidelines in view of the Alice decision.  Some believe that the patent examiners have overreacted to these new guidelines and have rejected any claim that is related to software.  The Alice decision could potentially have a negative effect on the validity of some of our patents.

Item 2.     Unregistered Sale of Equity Securities

The following issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the aggregate fair value of the following restricted stock awards was $13,500 based upon the closing price on the day before the grant date:

●
On August 1, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, we issued 10,000 fully vested restricted shares to an employee of the Company as an inducement for starting employment with the Company.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of
32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: November 13, 2014	By: /s/ Anthony Hayes Anthony Hayes Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2014	By: /s/ Richard Cohen Richard Cohen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)