Form 10-K
period 2014-12-31
SPHERIX INC
filed 2015-03-30
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-5576

SPHERIX INCORPORATED
(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6430 Rockledge Drive, Suite 503
Bethesda, MD 20817
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 992-9260
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par value per share)	The NASDAQ Capital Market

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

Large Accelerated Filer [   ]    Accelerated Filer [   ]    Non-accelerated Filer [   ]   Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2014: $49,695,876 based upon the closing sale price of our common stock of $1.79 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status in not necessarily a conclusive determination for other purposes.

There were 28,611,967 shares of the Registrant’s Common Stock outstanding as of March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2015 Annual Meeting of Stockholders- Part III, Items 10, 11, 12, 13 and 14.

-i-

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward looking statements are often identified by the words “will,” “may,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and words of similar import.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, including those described in “Risk Factors” below, that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

All references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to Spherix Incorporated, a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

Item 1.  BUSINESS.

General

We are an intellectual property company that owns patented and unpatented intellectual property.  Spherix Incorporated was formed in 1967 as a scientific research company and for much of our history pursued drug development, including through Phase III clinical studies, which were largely discontinued in 2012.  In 2012 and 2013, we shifted our focus to being a firm that owns, develops, acquires and monetizes intellectual property assets.  Through our acquisitions of 108 patents and patent applications from Rockstar Consortium US, LP (“Rockstar”) and acquisition of several hundred patents issued to Harris Corporation as a result of our acquisition of North South Holdings, Inc. (“North South”), we have expanded our activities in wireless communications and telecommunication sectors including antenna technology, Wi-Fi, base station functionality and cellular.

During July 2013, we acquired 7 patents in the field of mobile communications from Rockstar Consortium US LP (“Rockstar”).  This acquisition represented the first transaction believed to have been completed by Rockstar with any publicly traded company.  Rockstar was launched in 2011 as an intellectual property licensing company to manage a patent portfolio related to the pre-bankruptcy technology and businesses of Nortel Networks (“Nortel”).  Rockstar was formed by Apple, Inc., Microsoft Corporation, Sony Corporation, Blackberry Limited and LM Ericsson Telephone Company.

During September 2013, we acquired 222 patents in the fields of wireless communications, satellite, solar, and radio frequency and 2 patents in the field of pharmaceutical distribution from North South Holdings, Inc. (“North South”). The 222 patents had been developed by Harris Corporation, a leader in defense communications and electronics and acquired by North South prior to our acquisition of North South.

During December 2013, we acquired an additional 101 patents and patent applications from Rockstar in consideration for approximately $60 million of our securities consisting of common stock and preferred stock (including $20 million of Series I Redeemable Convertible Preferred Stock).  The patents had been developed by Nortel and acquired by Rockstar following Nortel’s bankruptcy in 2011.   The December 2013 acquisition includes patents covering internet access, and video and data transmission, among other things.  We believe that many of the acquired Nortel/Rockstar patents are standard essential patents, meaning they potentially cover various industry standards in wide use (although there is no assurance that a court or third-party would agree with such description).

We presently have active lawsuits pending against Uniden, VTech, T-Mobile, Cisco Systems, Juniper Networks, Huawei and Verizon Services.  We intend to bring additional lawsuits in respect of our patents in the future.

Since our shift in focus to an intellectual property monetization platform, we have not generated any significant revenues.  We have incurred losses from operations for the years ended December 31, 2014 and 2013.  Our net loss was approximately $31 million for the year ended December 31, 2014.  Our accumulated deficit was $83.8 million at December 31, 2014.  Our loss from continuing operations for the year ended December 31, 2013 was $15 million and our net loss was $18 million for the year ended December 31, 2013.  Our accumulated deficit was $53.3 million at December 31, 2013.

Our principal executive offices are located at 6430 Rockledge Drive, Suite 503, Bethesda, MD 20817, and our telephone number is (703) 992-9260.

Our common stock trades on the NASDAQ Capital Market under the symbol SPEX.

Available Information

Our principal Internet address is www.spherix.com.  We make available free of charge on www.spherix.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Our Business Model

We are a patent commercialization company that realizes revenue from the monetization of IP.  Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign, or through the settlement and litigation of patents.  We intend to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that we own, or that we manage for others.

We continually work to enhance our portfolio of intellectual property through acquisition and strategic partnerships. Our mission is to partner with inventors, or other entities, who own undervalued intellectual property.  We then work with the inventors or other entities to commercialize the IP.  Currently, we own over 330 patents and patent applications.

Our Products and Services

We acquire IP from patent holders in order to maximize the value of their patent holdings by conducting and managing a licensing campaign. Some patent holders tend to have limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies or they simply make the strategic business decision to outsource their intellectual property licensing. They can include individual inventors, large corporations, universities, research laboratories and hospitals. Typically, we, or an operating subsidiary, acquires a patent portfolio in exchange for a combination of an upfront cash payment, a percentage of our operating subsidiary's net recoveries from the licensing and enforcement of the portfolio, or a combination of the two.

Competition

We expect to encounter significant competition from others seeking to acquire interests in intellectual property assets and monetize such assets. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.  Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Vringo, Inc. (NYSE MKT: VRNG), VirnetX Holding Corp (NYSE MKT: VHC), Acacia Research Corporation (NASDAQ: ACTG), RPX Corporation (NASDAQ: RPXC), Marathon Patent Group, Inc. (NASDAQ: MARA) and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of its assets.

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

Our portfolio is currently comprised of over 330 patents and patent applications.  Our patent portfolio includes both U.S. and foreign patents and pending patent applications in the wireless communications and telecommunication sectors including data, optical and voice technology, antenna technology, Wi-Fi, base station functionality, and cellular.  We also own patents related to artificial sweetener and prescription refill technology.

Most of our patents are publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.

The lives of our patent rights have a wide duration.  Certain patents have already expired and the latest patents do not expire until 2026.

Patent Enforcement Litigation

We may often be required to engage in litigation to enforce our patents and patent rights. We are, or may become a party to ongoing patent enforcement related litigation, alleging infringement by third parties of certain of the patented technologies owned or controlled by us.  The material litigations in which we are currently engaged are described in greater detail in Item 3 of this Annual Report.

Research and Development

For the year ended December 31, 2014, we had no expended funds for research and development costs since we sold our consulting business in 2012.  For the year ended December 31, 2013, we had a $10,000 research and development expense associated with assets assumed in the acquisition of North South.

Employees

We employ 5 individuals, all on a full-time basis as of December 31, 2014.  We do not have employees that are represented by a labor union or covered by a collective bargaining agreement.  We consider our relationship with our employees to be good.

Item 1A.  RISK FACTORS.

Risks Related to Our Business

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an early-stage company.

Since we have a limited operating history in our current business of patent licensing and monetization, it will make it difficult for investors and securities analysts to evaluate our business and prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.  Investors should evaluate an investment in our company in light of the uncertainties encountered by early-stage companies in an intensely competitive industry and in which the potential licenses and/or defendants from which the Company seeks to obtain recoveries are largely well capitalized companies with resources (financial and otherwise) significantly greater than the Company’s.  There can be no assurance that our efforts will be successful or that we will be able to become profitable.

We continue to incur operating losses and concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2014 and December 31, 2013, respectively.

We have incurred losses from operations in prior years, including 2014 and 2013.  Our net loss for the years ended December 31, 2014 and December 31, 2013 was $30.5 million and $18.0 million, respectively.  Our accumulated deficit was $83.8 million at December 31, 2014 and $53.3 million at December 31, 2013.  We may not achieve profitable operations.

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2014, our internal control over financial reporting was not effective, due to the Company’s lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.  We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

We expect to need additional capital to fund our growing operations, and if we are unable to obtain sufficient capital we may be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital.  If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly.  These factors would have a material and adverse effect on our future operating results and our financial condition.

If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our activities and dissolve the Company.  In such an event, we will need to satisfy various creditors and other claimants, severance, lease termination and other dissolution-related obligations and we may not have sufficient funds to pay to our stockholders.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their reports for each of our last two fiscal years, our independent registered public accountants stated that our consolidated financial statements for the years ended December 31, 2014 and 2013, respectively, were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern, which may hinder our ability to obtain future financing, is an issue raised as a result of recurring losses from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans from various financial institutions where possible.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The focus of our business is to monetize intellectual property, including through licensing and enforcement.  We may not be able to successfully monetize the patents which we acquire and thus may fail to realize all of the anticipated benefits of such acquisition.

We acquired our patents and patent applications during 2013 in three transactions which significantly changed the focus of our business and operations.  We currently own several hundred patent assets and although we may seek to commercialize and develop products, alone or with others, there is no assurance that we will be able to successfully commercialize or develop products and such commercialization and development is not a core focus of our business.  There is significant risk involved in connection with our activities in which we acquire and seek to monetize the patent portfolios that we acquired from Rockstar and North South.  Our new business is commonly referred to as an NPE model (or “non-practicing entity”) since we do not currently commercialize or develop products under the recently acquired patents.  As an entity, we have limited prior experience as an NPE.  The acquisition of the patents and an NPE business model could fail to produce anticipated benefits, or could have other adverse effects that we do not currently foresee.  Failure to successfully monetize our patent assets or to operate an NPE business may have a material adverse effect on our business, financial condition and results of operations.

In addition, the acquisition of patent portfolios is subject to a number of risks, including, but not limited to the following:

•
There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets.  During that time lag, material costs are likely to be incurred that would have a negative effect on our results of operations, cash flows and financial position; and

•
The integration of a patent portfolio will be a time consuming and expensive process that may disrupt our operations.  If our integration efforts are not successful, our results of operations could be harmed.  In addition, we may not achieve anticipated synergies or other benefits from such acquisition.

Therefore, there is no assurance that the monetization of the patent portfolios we acquire will be successful, will occur timely or in a timeframe that is capable of prediction or will generate enough revenue to recoup our investment.

We presently are reliant exclusively on the patent assets we acquired from North South and Rockstar.  If we are unable to commercialize, license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business will fail.

If our efforts to generate revenue from our patent portfolios acquired from Rockstar and North South fail, we will have incurred significant losses.  We may not seek and may be unable to acquire additional assets and therefore may be wholly reliant on our present portfolios for revenue.  If we are unable to generate revenue from our current assets and fail to acquire any additional assets, our business will likely fail.

In connection with our business, we may commence legal proceedings against certain companies whose size and resources could be substantially greater than ours; we expect such litigation to be time-consuming, lengthy and costly which may adversely affect our financial condition and our ability to survive or operate our business, even if the patents are valid and the cases we bring have merit.

To license or otherwise monetize our patent assets, we may be required to commence legal proceedings against certain large and well established and well capitalized companies.  For instance, we are currently involved in litigation against Cisco Systems, Uniden, VTech Telecommunications, T-Mobile, Verizon Services, Huawei and Juniper Networks, each of whom is much larger and more well capitalized than we are.  We may allege that such companies infringe on one or more of our patents.  Our viability could be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation.  The defendants in litigation brought by us are likely to be much larger than us and have substantially more resources than we do, which would make success of our litigation efforts subject to factors other than the validity of our patents or infringement claims asserted.  The inability to successfully enforce our patents against larger more well-capitalized companies could result in realization through settlement or election to not pursue certain infringers, or less value from our patents, and could result in substantially lower than anticipated revenue realized from infringements and lower settlement values.

We anticipate that legal proceedings against infringers of our patents may continue for several years and may require significant expenditures for legal fees and other expenses.  Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  In addition, courts and the laws are constantly changing in a manner that could increase our fees and expenses for pursuing infringers, and also could result in our assumption of legal fees of defendants if we are unsuccessful.  Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights.  The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement.  Potential defendants could challenge our patents and our actions by commencing lawsuits seeking declaratory judgments declaring our patents invalid, not infringed, or for improper or unlawful activities.  If such defenses or counterclaims are successful, they may preclude our ability to obtain damages for infringement or derive licensing revenue from the patents.  A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business.  Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

Parties who are alleged infringers of our patent rights may also challenge the validity of our patents in proceedings before the United States Patent and Trademark Office.  These potential proceedings include ex parte reexaminations, inter partes review, or covered business method patent challenges.  These proceedings could result in certain of our patent claims being invalidated.  We would expend signification legal fees to defend against such actions.

We have been the subject of litigation and, due to the nature of our business, may be the target of future legal proceedings that could have an adverse effect on our business and our ability to monetize our patents.

On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No. 1:99-mc-09999) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint (the “Complaint”) was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications and Cable one, Inc.  (“Plaintiffs”).

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

The Company may become subject to similar actions in the future which will be costly and time consuming to defend, the outcome of which are uncertain.

We may seek to internally develop additional new inventions and intellectual property, which would take time and be costly.  Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Part of our business may include the internal development of new inventions or intellectual property that we will seek to monetize.  However, this aspect of our business would likely require significant capital and would take time to achieve.  Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business.  There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would heavily rely upon, a proprietary position with respect to such inventions and intellectual property.  However, there are significant risks associated with any such intellectual property we may develop principally including the following:

•	patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;

•	we may be subject to opposition proceedings in the U.S. or foreign countries;

•	any patents that are issued to us may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents issued to us;

•	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

•	other companies may design around technologies we have developed; and

•	enforcement of our patents could be complex, uncertain and very expensive.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products.  For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope.  In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions.  It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business.  As to those patents that we may license or otherwise monetize, our rights will depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.  Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss our business.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law.  The Leahy-Smith Act includes a number of significant changes to United States patent law.  These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation.  The U.S. Patent Office has been developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act recently became effective.  Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business.  However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

On June 4, 2013, the Obama Administration issued executive orders and legislative recommendations.  The legislative measures recommended by the Obama Administration include requiring patentees and patent applicants to disclose the “Real Party-in-Interest”, giving district courts more discretion to award attorney’s fees to the prevailing party, requiring public filing of demand letters such that they are accessible to the public, and protecting consumers against liability for a product being used off-the shelf and solely for its intended use.

The executive orders require the United States Patent and Trademark Office (the “USPTO”) to make rules to require the disclosure of the Real Party-in-Interest by requiring patent applicants and owners to regularly update ownership information when they are involved in proceedings before the USPTO (e.g. specifying the “ultimate parent entity”) and requiring the USPTO to train its examiners to better scrutinize functional claims to prevent allowing overly broad claims.

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

Representative Goodlatte reintroduced the Innovation Act as H.R. 9 on February 2, 2015.  The bill has 19 co-sponsors, made up of 10 Democrats and 9 Republicans.  On February 5, 2015, the bill was referred to the House Committee on the Judiciary for further consideration, and on March 17, 2015, the bill was referred to the House Subcommittee on Courts, Intellectual Property, and the Internet.

On November 18, 2013, the Chairman of the Senate Judiciary Committee, Senator Patrick Leahy (D-Vt.), with bipartisan support, introduced the Patent Transparency and Improvements Act of 2013 (the “Transparency Act”) in the United States Senate.  The Transparency Act had many provisions that were similar to the provisions of the Innovation Act.  On May 21, 2014, Senator Leahy issued a statement that he was removing the patent bill from the Senate Judiciary Committee agenda because there is not sufficient support.  Senator Leahy noted further that if the stakeholders are able to reach a more targeted agreement that focuses on the problem of patent trolls, there will be a path for passage this year and that he would bring such a bill immediately to the Senate Judiciary Committee.

On April 29, 2014, the U.S. Supreme Court relaxed the standard for fee shifting in patent infringement cases.  Section 285 of the Patent Act provides that attorneys’ fees may be awarded to a prevailing party in a patent infringement case in “exceptional cases.”

In Octane Fitness, LLC v. Icon Health & Fitness, Inc., the Supreme Court overturned the U.S. Court of Appeals for the Federal Circuit decisions limiting the meaning of “exceptional cases.”  The U.S. Supreme Court held that an exceptional case “is simply one that stands out from others with respect to the substantive strength of a party’s litigation position” or “the unreasonable manner in which the case was litigated.”  The U.S. Supreme Court also rejected the “clear and convincing evidence” standard for making this inquiry.  The Court held that the standard should be a “preponderance of the evidence.”

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

These two cases will make it much easier for district courts to shift a prevailing party’s attorneys’ fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner.  Defendants that get sued for patent infringement by non-practicing entities may elect to fight rather than settle the case because these U.S. Supreme Court decisions make it much easier for defendants to get attorneys’ fees.

On June 19, 2014, the U.S. Supreme Court decided Alice Corp. v. CLS Bank International in which the Court addressed the question of whether patents related to software are patent eligible subject matter.  The Supreme Court did not rule that patents related to software were per se invalid or that software-related inventions were unpatentable.  The Supreme Court outlined a test that the courts and the USPTO must apply in determining whether software-related inventions qualify as patent eligible subject matter.  We must now wait and see how the federal district courts and the USPTO will apply this ruling.  The test outlined by the Supreme Court could potentially affect the value of some of the patents we hold.

On January 20, 2015, the U.S. Supreme Court decided another patent case, Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc.  In Teva, the Court overturned the long-standing practice that claim construction decision made by district courts were given de novo review on appeal.  Instead, the Supreme Court held that when claim construction is based on extrinsic evidence, a district court’s findings of subsidiary facts are to be reviewed for clear error, while its ultimate claim construction is to be reviewed de novo.  This change in how claim construction decisions are reviewed on appeal may have an impact on how parties handle patent litigation in the district courts.  This could increase our litigation expenses.  The full impact of the Teva decision on patent litigation at the district court level is yet to be determined.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws in their current or modified forms.  Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

Our acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent or other intellectual property assets, which are critical to our business plan, are often time consuming, complex and costly to consummate.  We may elect to not pursue any additional patents while we focus our efforts on monetizing our existing assets.  We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated.  As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated, or if we determine to acquire additional patents or other assets.  Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs.  While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have complete analysis of infringements or claims, have proper title or ownership to those assets, or otherwise provides us with flawed ownership rights, including invalid or unenforceable assets.  In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be worthless, in which case we could lose part or all of our investment in the assets.

We may also identify patent or other intellectual property assets that cost more than we are prepared to spend with our own capital resources.  We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for us.  Acquisitions involving issuance of our securities could be dilutive to existing stockholders and could be at prices lower than those prices reflected in the trading markets.  These higher costs could adversely affect our operating results and, if we incur losses, the value of our securities will decline.

In addition, we may acquire patents and technologies that are in the early stages of adoption.  Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which our licensees or others adopt our patents and technologies in their products and services.  As a result, there can be no assurance as to whether technologies we acquire or develop will have value that can be realized through licensing or other activities.

We have ongoing financial obligations to certain stockholders under the terms of our acquisition of certain patents from Rockstar.  Our failure to comply with our obligations to these stockholders could have a material adverse effect on the value of our assets, our financial performance and our ability to sustain operations.

In connection with our agreement to acquire Rockstar patents entered on December 31, 2013, the Company and Rockstar entered into a series of agreements which require us to redeem $20 million of stated value of Series I Redeemable Convertible Preferred Stock in $5 million increments on each of the 6, 12, 18 and 24 months anniversary of the purchase.  While as of March 23, 2015 we have redeemed $14.1 million of these shares, we presently have inadequate cash to fund the remaining payments.  In the event that such payments are not timely made, the holders of our Series I Redeemable Convertible Preferred Stock may employ certain remedies, including the imposition of interest at a rate of 15% per annum from the closing date on unpaid and unconverted amounts due and after the 12 month anniversary can reduce the redemption obligations through sale or recovery of patents in the acquisition at a value equal to unconverted amounts due which have been pledged as collateral for such obligations.  Rockstar has filed a UCC-1 covering our redemption obligations and has the right to foreclose on the collateral.  The redemption obligation is also required to be satisfied in the event that we engage in certain capital raising transactions (among other instances, where such transactions result in net proceeds to us in excess of $7.5 million) and from recoveries on other assets.  The obligation to utilize capital from financings and from other sources or the loss of patents to Rockstar upon a default could adversely impact our liquidity and financial position.

During the quarter ended June 30, 2014, we redeemed 84,219 shares of Series I Redeemable Convertible Preferred Stock.  In accordance with this redemption, we paid Rockstar $14.1 million.  This payment fully satisfied the redemption payments that were due on June 30, 2014 and December 31, 2014 and satisfied $4.1 million of the $5.0 million redemption payment due on June 30, 2015.  In January 2015, Rockstar transferred its remaining outstanding Series I Redeemable Convertible Preferred Stock to an affiliate of RPX Corporation.

In addition, Rockstar will be entitled to receive a contingent recovery percentage of future profits from licensing, settlements and judgments against defendants with respect to patents purchased by us from Rockstar.  In particular, once we recover a certain amount of proceeds pertaining to the patents acquired from Rockstar in June 2013, which amount will not exceed $8.0 million, net of certain expenses, we will be required to make a payment of up to $13.0 million to Rockstar within six months of such recovery.  Furthermore, once we recover a certain level of proceeds pertaining to each portfolio of patents we acquired from Rockstar, we will be required to make participation payments to Rockstar which, depending on how much we recover, could range from 30% of the amount we recover to 70% of the amount we recover in any given quarter, net of certain expenses.  Our ability to fund these payments will depend on the liquidity of our assets, recoveries, alternative demands for cash resources and access to capital at the time.  Furthermore, our obligation to fund these payments could materially adversely impact our liquidity and financial position.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price.  This approach may put us at a competitive disadvantage and could result in harm to our business.

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where we can defer payments, finance a portion of the acquisition price or have an obligation to make contingent payments upon recovery of value from those assets.  These types of debt financing, deferred payment or contingent arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition, and, as a result, we might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than we have.  We may also finance our activities by issuance of debt which could require interest and amortization payments which we may not have the ability to repay, in which case we could be in default under the terms of loan agreements.  We may pledge our assets as collateral and if we are in default under our agreements, we could lose our assets through foreclosure or similar processes or become insolvent or bankrupt in which case investors could lose their entire investment.

Any failure to maintain or protect our patent assets or other intellectual property rights could significantly impair our return on investment from such assets and harm our brand, our business and our operating results.

Our ability to operate our new line of business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of our acquired patent assets and other intellectual property.  To protect our proprietary rights, we will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions.  No assurances can be given that any of the measures we undertake to protect and maintain our assets will have any measure of success.

We will be required to spend significant time and resources to maintain the effectiveness of our assets by paying maintenance fees and making filings with the USPTO.  We may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO prior to issuance of patents.  Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business.  Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our other activities.

Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•	our applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

•	issued trademarks, copyrights, or patents may not provide us with any competitive advantages when compared to potentially infringing other properties;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business or enforce our patents against infringers in foreign countries.  If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results.

Our business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions.  Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values.  This response could have a material negative effect on the willingness of parties infringing on our assets to enter into licensing or other revenue generating agreements voluntarily.  Entering into such agreements is critical to our business plan, and our failure to do so could cause material harm to our business.

If we are not able to protect our intellectual property from unauthorized use, it could diminish the value of our products and services, weaken our competitive position and reduce our revenue.

Our success depends in large part on our intellectual property ownership.  In addition, we believe that our trade secrets and non-patented technology may be key to identifying and differentiating our products and services from those of our competitors.  We may be required to spend significant resources to monitor and police our intellectual property rights.  If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.  Third-parties could copy or otherwise obtain and use our property without authorization or develop similar information and property independently, which may infringe upon our proprietary rights.  We may not be able to detect infringement and may lose competitive position in the market before we do so, including situations which may damage our ability to succeed in licensing negotiations or legal proceedings such as patent infringement cases we may bring.  In addition, competitors may design around our technologies or develop competing technologies.  Intellectual property protection may also be unavailable or limited in some foreign countries.

If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.  In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings, or that contingent fees could be a significant portion of our recovery.  We will also rely on trade secrets and contract law to protect some of our proprietary technology.  We will enter into confidentiality and invention agreements with inventors, employees and consultants and common interest agreements with parties associated with our litigation efforts.  Nevertheless, these agreements may not be honored and they may not effectively protect our right to our privileged, confidential or proprietary information or our patented or un-patented trade secrets and know-how.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

We face evolving regulation of corporate governance and public disclosure that may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd–Frank Wall Street Reform and Consumer Protection Act, SEC regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies.  We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs.  These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud.  Any inability to provide reliable financial reports or to prevent fraud could harm our business.  The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting.  In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls.  If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports.  We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective.  If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2013, our internal control over financial reporting was not effective, due to the Company’s lack of segregation of duties, and difficulty in applying complex accounting principles, including fair value of derivatives, options and warrants as well as stock based compensation accounting.  We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

With respect to the year ended December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures.  Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

If we make acquisitions, it could divert management’s attention, cause ownership dilution to our shareholders and be difficult to integrate.

Following our acquisition of North South in September 2013, we have grown rapidly and we expect to continue to evaluate and consider future acquisitions.  Acquisitions generally involve significant risks, including difficulties in the assimilation of the assets, services and technologies we acquire or industry overlay on which the patent assets read, diversion of management’s attention from other business concerns, overvaluation of the acquired assets, and the acceptance of the acquired assets and/or claims.  Acquisitions may not be successful, which can have a number of adverse effects upon us including adverse financial effects and may seriously disrupt our management’s time.  The integration of acquired assets may place a significant burden on management and our internal resources.  The diversion of management attention and any difficulties encountered in the integration process could harm our business.

If we fail to manage our existing assets and patent inventory and third party relationships (such as attorneys and experts) effectively, our revenue and profits could decline and should we fail to acquire additional revenues from license fees, our growth could be impeded.

Our success depends in part on our ability to manage our existing portfolios of patent assets and manage our third party relationships necessary to monetize our assets effectively.  Our attorneys and experts are not bound by long-term contracts that ensure us a consistent access to expertise necessary to enforce our patents, which is crucial to our ability to generate license revenues and prosecute infringers.  In addition, attorneys and experts can change the cost of the services they provide, such as contingent fees that we are required to pay, and our arrangements often required an increasing percentage of recoveries to be devoted to attorney’s fees depending on the length of time or stage of the case prior to settlement or recovery, reducing the residual amount available to us following conclusion of a case.  If an attorney, seller, inventor or expert decides not to provide needed assistance in connection with a case, or provides assistance to prospective licensees or defendants, we may not be able to timely replace this expertise with that from other sources or prevent such assistance to others from damaging our claims and prospects for recovery or licensing thus resulting in potentially lost cases, opportunities, or revenues and potentially diminishing the value of our patent assets.  The ability to utilize attorneys, sellers’ personnel, inventors or experts will depend on various factors, some of which are beyond our control.

Risks Related to Ownership of Our Common Stock

Our common stock may be delisted from The NASDAQ Capital Market if we fail to comply with continued listing standards.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “SPEX.”  If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock could be delisted from The NASDAQ Capital Market.  These continued listing standards include specifically enumerated criteria, such as:

•	a $1.00 minimum closing bid price;

•	stockholders’ equity of $2.5 million;

•	500,000 shares of publicly-held common stock with a market value of at least $1 million;

•	300 round-lot stockholders; and

•	compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

Over the past several years, including at certain times prior to entering into our new line of business, we had several instances of NASDAQ deficiencies.

On April 20, 2012, the Company received a deficiency notice from NASDAQ regarding the bid price of our common stock.  Following a 1 for 20 reverse stock split, on October 8, 2012, NASDAQ provided confirmation to us that we regained compliance with Marketplace Rule 5550(a)(2) since the closing bid price of its common stock had traded at $1.00 per share or greater for at least ten (10) consecutive business days.  This was the second time the Company employed a reverse stock split to avoid NASDAQ delisting.

On September 25, 2012, the Company received written notification from NASDAQ advising that the minimum number of publicly held shares of our common stock had fallen below the minimum 500,000 shares required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Rule 5550(a)(4).  As a result of our November 2012 private placement transaction, the Company was advised by NASDAQ that it regained compliance with Rule 5550(a)(4).

On December 31, 2012, our total stockholders’ equity was $854,000, and was below the $2.5 million listing standard required by NASDAQ.  In March 2013, we exchanged warrants issued in November 2012 for Series C Preferred Stock, effectively increasing total stockholders’ equity to approximately $2.8 million.

On March 24, 2015, we received a deficiency notice from NASDAQ that the bid price of our common stock no longer met NASDAQ’s continued listing requirements.  In order to regain compliance with the NASDAQ listing rules, our common stock will need to have a closing bid price of at least $1.00 per share for at least 10 consecutive trading days no later than September 21, 2015.

If we fail to comply with NASDAQ’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

Finally, delisting of our common stock could result in our common stock becoming a “penny stock” under the Securities Exchange Act.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the shares but must trade it on an unsolicited basis. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares that become subject to those penny stock rules.

Our share price may be volatile and there may not be an active trading market for our common stock.

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock.  The market prices of technology or technology related companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price.  We have experienced significant volatility in the price of our common stock.  From January 1, 2012 through March 27, 2015, the share price of our common stock (on a split-adjusted basis) has ranged from a high of $27.86 to a low of $0.78.  The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

•	developments regarding regulatory filings;

•	our funding requirements and the terms of our financing arrangements;

•	technological innovations;

•	introduction of new technologies by us or our competitors;

•	material changes in existing litigation;

•	changes in the enforceability or other matters surrounding our patent portfolios;

•	government regulations and laws;

•	developments in patent or other proprietary rights;

•	the number of shares issued and outstanding;

•	the number of shares trading on an average trading day;

•	performance of companies in the non-performing entity space generally;

•	announcements regarding other participants in the technology and technology related industries, including our competitors;

•	block sales of our shares by stockholders to whom we have sold stock in private placements, or the cessation of transfer restrictions with respect to those shares; and

•	market speculation regarding any of the foregoing.

We could fail in future financing efforts or be delisted from The NASDAQ Capital Market if we fail to receive stockholder approval when needed.

We are required under the NASDAQ rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ.  Funding of our operations and acquisitions of assets may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required stockholder approval for such an issuance.  If we are unable to obtain financing due to stockholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations.

Dividends on our common stock are not likely.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.  Investors must look solely to the potential for appreciation in the market price of the shares of our common stock to obtain a return on their investment.

Because of the Rights Agreement and “Anti-Takeover” provisions in our Certificate of Incorporation and Bylaws, a third party may be discouraged from making a takeover offer that could be beneficial to our stockholders.

Effective as of January 24, 2013, we adopted a shareholder rights plan.  The effect of this rights plan and of certain provisions of our Certificate of Incorporation, By-Laws, and the anti-takeover provisions of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us, purchasing a significant portion of our stock or replacing members of our Board of Directors, or make more costly any attempt to acquire control of the Company, even if the acquisition or the Board designees would be beneficial to our stockholders.  These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

In addition, defendants in actions seeking to enforce our patents may seek to influence our Board of Directors and stockholders by acquiring positions in the Company to force consideration of settlement or licensing proposals that may be less desirable than other outcomes such as litigation with respect to our monetization or patent enforcement activities.  The effect of such influences on our Company or our corporate governance could reduce the value of our monetization activities and have an adverse effect on the value of our assets.  The effect of anti-takeover provisions could impact the ability of prospective major stockholders (which may include parties adverse to us in our litigations) to obtain influence in the Company or representation on the Board of Directors or acquire a significant ownership position and such result may have an adverse effect on the Company and the value of its securities.

Furthermore, in the event we consummate certain fundamental transactions, we are required to redeem such portion of the outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the fundamental transaction after deduction of the amount of net proceeds required to leave us with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave us with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the fundamental transaction thereafter. For these purposes, a fundamental transaction includes, among other things, the realization by us of net proceeds from any financing, recovery, sale, license fee or other revenue received by the Company (including on account of any intellectual property rights held by us and not just in respect of the patents) during any fiscal quarter in an amount which would cause our cash or cash equivalents to exceed $5,000,000.  Thus, a significant portion of any amount we raise in a financing transaction or generate from monetization of our intellectual property may need to be used to redeem all or a portion of our Series I Preferred Stock rather than being used to finance our operations.  This may also discourage third parties from entering into fundamental transactions with us that do not result in a complete change in control.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.  Based on this calculation and primarily as a result of our sale of $20,000,000 of Series J Preferred Stock on May 29, 2014, we are not currently eligible to sell any securities pursuant to our effective registration statement on Form S-3.  We expect to be able to sell securities pursuant to our shelf registration statement starting on May 30, 2015, the maximum amount of which will be based on the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days preceding that date (or any subsequent date on which we sell securities) minus $225,000, representing the value attributed to 125,000 shares of our common stock that we issued in reliance on Instruction I.B.6. of Form S-3 on July 10, 2014.  Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.  If we cannot sell securities under our shelf registration, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

If we cannot manage our growth effectively, we may not establish or maintain profitability.

Businesses which grow rapidly often have difficulty managing their growth.  If our business continues to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to continue to lose money, which will reduce our stock price.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenues, operating results and valuations of certain assets and liabilities may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control.  You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance.  Our results of operations may fall below the expectations of market analysts and our own forecasts.  If this happens, the market price of our common stock may fall significantly.  The factors that may affect our quarterly operating results include the following:

•	fluctuations in results of our enforcement and licensing activities or outcome of cases;

•	fluctuations in duration of judicial processes and time to completion of cases;

•	the timing and amount of expenses incurred to negotiate with licensees, litigate cases and obtain settlements from infringers;

•	the impact of our anticipated need for personnel and expected substantial increase in headcount;

•
fluctuations in the receptiveness of courts and juries to significant damages awards in patent infringement cases and speed to trial in the jurisdictions in which our cases may be brought and the accepted royalty rates attributable to damages analysis for patent cases generally, including the royalty rates for industry standard patents which we may own or acquire;

•	worsening economic conditions which cause revenues or profits attributable to infringer sales of products or services to decline;

•	changes in the regulatory environment, including regulation of NPE activities or patenting practices, that may negatively impact our or infringers practices;

•
the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	Any changes we make in our Critical Accounting Estimates described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our periodic reports;

•
the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and

•	costs related to acquisitions of technologies or businesses.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace.  In particular, Anthony Hayes, our Chief Executive Officer, is important to the management of our business and operations and the development of our strategic direction.  The loss of the services of any such individual and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Certain of our stockholders may have actual or potential interests that may depart from those of our other stockholders.

The interests of certain of our stockholders may differ from the interests of other stockholders.  For example, in January 2015, Rockstar transferred their remaining holdings of our shares to an affiliate of RPX Corporation, whose primary business is to reduce patent-related risk and expense, including to reduce the costs associated with defending intellectual property rights from NPEs such as the Company and whose clients may include entities to whom we are adverse in patent enforcement litigation.  There can be no assurance that our significant stockholders will, in future matters submitted for stockholder approval, vote in favor of such matter, even if such matters are recommended for approval by management or are in the best interest of stockholders, generally.  As a result, in addition to their positions with us, such persons will have the ability to vote their significant holdings in favor of proposals presented to our stockholders for approval, including proposals to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our certificate of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the shareholders for vote.

In addition, such holder’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.  Our significant stockholders could also utilize their significant ownership interest to seek to influence management and decisions of the Company, or to dispose of our shares in a manner that creates downward pressure on our stock price, which in turn may make it more difficult for us to raise capital or meet NASDAQ’s continued listing standards.

Because an increasing amount of our outstanding shares may become freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 27, 2015, we had 28,611,967 outstanding shares of common stock, of which our directors and executive officers own 23,368 shares which are subject to the limitations of Rule 144 under the Securities Act.  Of these shares, 10,000,000 represent shares of common stock issued upon the conversion of the Series J Preferred Stock on June 2, 2014, which shares were issued in an offering registered under the Securities Act and are generally freely tradable.

In general, Rule 144 provides that any non-affiliate of ours, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we are then current in our filings with the SEC.

An affiliate of the Company may sell after six months with the following restrictions:

•	we are current in our filings,

•	certain manner of sale provisions,

•	filing of Form 144, and

•
volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

Because almost all of our outstanding shares are freely tradable (subject to certain restrictions imposed by lockup agreements executed by the holders thereof) and the shares held by our affiliates may be freely sold (subject to the Rule 144 limitations), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Item 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.    PROPERTIES.

Our main office is located in Bethesda, Maryland, where we lease 5,000 square feet of office space under a lease that expires on March 31, 2018. Our monthly lease payment for the Maryland rental is $14,100 per month.  We also lease office space in New York, New York under a lease that expires July 31, 2015 at a monthly rate of $4,990. We also lease office space in Longview, Texas under a lease that expires May 31, 2015 at a monthly rate of $1,958.  We believe that the Maryland, New York and Texas facilities are sufficient to meet our needs.

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

Guidance IP LLC v. T-Mobile Inc., Case No. 2:14-cv-01066-RSM, in the United States District Court for the Western District of Washington.

On August 1, 2013, our wholly owned subsidiary Guidance IP LLC (“Guidance”) initiated litigation against T-Mobile Inc. (“T-Mobile”) in Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”). The complaint alleges that T-Mobile has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent. We seek relief in the form of a finding of infringement of the Asserted Patent, an accounting of all damages sustained by us as a result of T-Mobile’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 24, 2014, the United States District Court for the Middle District of Florida transferred the case to the United States District Court for the Western District of Washington (“the Court”). On July 14, 2014, the Court assigned the case a new case number, 2:14-cv-01066-RSM. On January 29, 2015, the Court issued an Order requiring the parties to serve Initial Disclosures by February 26, 2015 and submit a Joint Status Report and Discovery Plan to the Court by March 12, 2015, which were timely served and submitted.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, we initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents were non-infringed and invalid. On December 5, 2013, we filed our Answer to the counterclaims, in which we denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter parties review of two of the Asserted Patents in the United States Patent and Trademark Office, which has not yet issued a decision regarding whether to institute the requested review. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court.  The Markman hearing was held on November 21 and 26, 2014.  Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review of two of the Asserted Patents in the United States Patent and Trademark Office, which has not yet issued a decision regarding whether to institute the requested review. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, we initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with us. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, we and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by the Company to license Cisco on two unrelated patents, which Cisco had made against the Company on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF (see below).  On March 23, 2015, the Company filed its opposition to Cisco’s motion to consolidate.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, we initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with us. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, we filed its opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss.

Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF, in the United States District Court for the District of Delaware

On June 6, 2014, Defendant Cisco filed an amended complaint and counterclaim in which it added counterclaims against us in Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF, in the United States District Court for the District of Delaware (“the Court”).  We had previously not been named in this case, which had been pending since December 11, 2013. The asserted counterclaims request a declaratory judgment of non-infringement of two patents owned by the Company and contain other claims based on state law relating to alleged obligations by the Company to license Cisco to the two patents.. On July 15, 2014, Bockstar filed a motion to dismiss Cisco’s counterclaims and requested a finding that Counterclaim-Defendants Constellation Technologies LLC, Rockstar Consortium US LP, and we had been improperly joined in the case. On August 25, 2014, we filed a Motion to Dismiss for failure to state a claim and for lack of jurisdiction over the subject matter. We also joined in the motion to dismiss previously filed by Bockstar. On September 11, 2014, Cisco filed its opposition to our motion to dismiss. The Court held a hearing on the motion to dismiss, among several other unrelated motions, on October 8, 2014. On October 10, 2014, the Court issued an Order relating to several issues in the case. In the Order, the Court stayed the counterclaims pending against us pending further order of the Court and stated it would decide our motion to dismiss in due course.  On January 30, 2015, Plaintiff Bockstar, Defendant/Counterclaim-Plaintiff Cisco, and Counterclaim-Defendants Constellation Technologies LLC and Rockstar Consortium US LP filed motions to dismiss the claims and counterclaims asserted between them, stating that they had been resolved.  On February 2, 2015, the Court granted the motions to dismiss filed by Bockstar, Cisco, Constellation and Rockstar.  On March 9, 2015, Cisco filed a motion to dismiss its counterclaims alleging non-infringement.  On March 9, 2015, Cisco also moved to consolidate its claims relating to alleged obligations by the Company to license Cisco into the pending case Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, filed by the Company on March 28, 2014 (see above).

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid.  On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas.  On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016.  The Court also set an August 14, 2015 deadline to complete mediation.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, we filed an Amended Complaint in the case in which it added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, we filed its opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed an Answer to our Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2015, the Court set the case for a five day trial beginning on May 18, 2015.  On January 9, 2015, we and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions.  On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing.  On January 22, 2015, the parties filed our oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs.  On March 16, 2015, the Court held the Markman hearing as scheduled.  On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 11, 2015.

Counterclaims

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation; NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al.; and Bockstar Technologies vs. Cisco Systems have filed counterclaims against us. We have evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol SPEX.  No dividends were paid in 2014 or 2013 and we do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

The following table sets forth the high and low closing prices for our common stock, as reported by the NASDAQ Capital Market, for the periods indicated.

Period	High	Low
2013
First Quarter	$14.99	$5.51
Second Quarter	$11.05	$4.07
Third Quarter	$27.86	$4.54
Fourth Quarter	$13.70	$6.52

2014
First Quarter	$8.70	$2.99
Second Quarter	$3.46	$1.24
Third Quarter	$1.80	$0.81
Fourth Quarter	$1.61	$0.96

On March 27, 2015, the closing price of our common stock, as reported by the NASDAQ Capital Market, was $0.96.  As of March 27, 2015, we had approximately 209 holders of record of our common stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,298,877	(1)	$4.97	1,672,928	(2)
Equity compensation plans not approved by security holders	-			-
Total	5,298,877			1,672,928

(1)
Consists of options to acquire 7,163 shares of our common stock under the 2012 Equity Incentive Plan, 2,006,714 shares of our common stock under the 2013 Equity Incentive Plan and 3,285,000 under the 2014 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plan or any other individual compensation arrangement.

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

Overview

We are an intellectual property company that owns patented and unpatented intellectual property.  Spherix Incorporated was formed in 1967 as a scientific research company and for much of our history pursued drug development including through Phase III clinical studies which were largely discontinued in 2012.  In 2012 and 2013, we shifted our focus to being a firm that owns, develops, acquires and monetizes intellectual property assets.  Through our acquisitions of 108 patents and patent applications from Rockstar Consortium US, LP and acquisition of several hundred patents issued to Harris Corporation as a result of our acquisition of North South, we have expanded our activities in wireless communications and telecommunication sectors including antenna technology, Wi-Fi, base station functionality and cellular.

Our activities generally include the acquisition and development of patents through internal or external research and development.  In addition, we seek to acquire existing rights to intellectual property through the acquisition of already issued patents and pending patent applications, both in the United States and abroad.  We may alone, or in conjunction with others, develop products and processes associated with our intellectual property and license our intellectual property to others seeking to develop products or processes or whose products or processes infringe our intellectual property rights through legal processes.  Using our patented technologies, we employ strategies seeking to permit us to derive value from licensing, commercialization, settlement and litigation from our patents.  We will continue to seek to obtain patents from inventors and patent owners to monetize patent portfolios.  As of December 31, 2014, we have yet to generate significant revenues from these activities.

On April 2, 2013, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with our wholly owned subsidiary, Nuta Technology Corp. (“Nuta”), North South, the owner or assignee of certain patents, licenses and applications, and the shareholders of North South. On September 10, 2013, the Merger contemplated under the Merger Agreement was completed. At closing, North South merged with and into Nuta with Nuta as the surviving corporation.  Nuta has continued its operations in the State of Virginia as the record owner of the North South’s intellectual property. Pursuant to the terms and conditions of the Merger, at the closing of the Merger, all of North South’s 5,213 issued and outstanding shares of common stock were converted into an aggregate of 1,203,153 shares of  the Company’s common stock, and all of North South’s 491 issued and outstanding shares of Series A Preferred Stock and 107 issued and outstanding shares of Series B Preferred Stock were converted into an aggregate of 1,379,685 shares of the Company's Series D Convertible Preferred Stock (the “Series D Preferred Stock”), which is convertible into shares of the Company’s common stock on a one-for-ten basis.  As of December 31, 2014, 4,725 shares of Series D Preferred Stock remained outstanding.

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

In early March, 2013, the Company and certain investors which participated in a private placement we conducted in November 2012 entered into separate Warrant Exchange Agreements pursuant to which those investors exchanged all of the common stock purchase warrants they acquired in the private placement transaction for shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”).  Each share of Series C Preferred Stock is convertible into one share of Common Stock at the option of the holder of the Series C Preferred Stock.  The exchanged warrants were exercisable through November 7, 2017 for an aggregate of 474,266 shares of Common Stock at an exercise price of $6.53 per share.  The Warrants were exchanged for an aggregate of 229,337 shares of the Series C Preferred Stock, which in turn were convertible into 229,337 shares of Common Stock.  This is the same number of shares of Common Stock issuable upon a “cashless exercise” of the Warrants, as permitted by the terms of the Warrants,  based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013 of $12.6439 as reported by Bloomberg.  The Company has agreed to register the shares of Common Stock issuable upon conversion of the Series C Preferred Stock.  As of December 31, 2014, one share of Series C Preferred Stock remained outstanding.

On July 24, 2013, the Company purchased a group of patents in the mobile communication sector (the “Purchased Patents”) from Rockstar Consortium US LP, a Delaware limited partnership (“Rockstar”) at a contractual price of $4.0 million pursuant to a patent purchase agreement (the “First Patent Purchase Agreement”).  In consideration for the Purchased Patents, the Company paid an aggregate $3.0 million in consideration to Rockstar, which consisted of a $2.0 million cash payment and 176,991 shares of common stock accepted by the seller in settlement of the $1.0 million remaining balance of the Company’s common stock (176,991 shares at $5.65 per share), which amount was remitted to Rockstar on January 2, 2014.

In November 2013, we sold an aggregate of 304,250 shares of our newly designated Series F Convertible Preferred Stock (the “Series F Preferred Stock and 48,438 shares of our common stock to five accredited investors for gross proceeds to the Company of $2,235,000 pursuant to subscription agreements. The effective purchase price per share of Common Stock and 156,250 of the Series F Preferred Stock was $6.40 for $1,310,000 of such investment and 148,000 shares of Series F Preferred Stock was $6.25 for $925,000 of such investment.

On November 26, 2013, we entered into separate Amendment and Exchange Agreements with the holders of our outstanding shares of Series F Preferred Stock pursuant to which such holders agreed to return their shares of Series F Preferred Stock to us for cancellation in consideration for which we issued such holder an equal number of shares of our Series F-1 Convertible Preferred Stock (the “Series F-1 Preferred Stock”).  Each share of Series F-1 Preferred Stock was entitled to 91% of one vote per share (subject to beneficial ownership limitations described below) and voted together with holders of our common stock. Each share of Series F-1 Preferred Stock is convertible into one share of our common stock and has a stated value of $0.0001.  The conversion ratio was subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   We were prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock. As of December 31, 2014, none of our Series F-1 Preferred Stock remained outstanding.

On December 31, 2013, through our wholly owned subsidiary we entered into our second agreement to acquire certain patents from Rockstar (the “Second Patent Purchase Agreement”).  We acquired a suite of 101 patents and patent applications pursuant to a Patent Purchase Agreement in several technology families, including data, optical and voice technology.  The patents provide us with rights to develop and commercialize products as well as enforcement rights for past, present and future infringement.

On December 31, 2013, we designated 459,043 shares of preferred stock as Series H Convertible Preferred Stock (the “Series H Preferred Stock”).  On December 31, 2013, we issued approximately $38.3 million of Series H Preferred Stock (or 459,043 shares) to Rockstar.  Each share of Series H Preferred Stock is convertible into 10 shares of common stock and has a stated value of $83.50. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Holders are prohibited from effecting the conversion of the Series H Preferred Stock effecting the conversion to the extent that, as a result of such conversion, a holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of our issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H Preferred Stock. Holders of the Series H Preferred Stock shall be entitled to vote on all matters submitted to our stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series H Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series H Preferred Stock provides a liquidation preference of $83.50 per share.  As of December 31, 2014, 439,043 shares of our Series H Preferred Stock remained outstanding.

On December 31, 2013, we designated 119,760 shares of preferred stock as Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”). On December 31, 2013, we issued approximately $20 million (or 119,760 shares) of Series I Preferred Stock to Rockstar.  Each share of Series I Preferred Stock is convertible into 20 shares of our common stock and has a stated value of $167. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Holders are prohibited from effecting the conversion of the Series I Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of our issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series I Preferred Stock.  Holders of the Series I Preferred Stock shall be entitled to vote on all matters submitted to our stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series I Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series I Preferred stock provides for a liquidation preference of $167 per share.  As of December 31, 2014, 35,541 shares of Series I Preferred Stock remained outstanding.

On March 26, 2014, we conducted a private placement of $4,446,081 of our securities pursuant to which we sold to certain accredited investors, (i) 1,185,614 shares of our common stock and (ii) five-year warrants to purchase an aggregate of 592,794 shares of our common stock at an exercise price of $6.15 per share, which are exercisable beginning on the six month anniversary of the date of issuance.  The warrants may be callable at $0.01 per warrant upon us consummating a financing with a per share offering price of at least $8.00 and net proceeds to the Company of at least $15 million.

On April 23, 2014, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware, eliminating our Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Preferred Stock, returning them to the authorized but undesignated shares of the Company’s preferred stock.  No shares of the Series B Convertible Preferred Stock, Series E Convertible Preferred Stock or Series F Preferred Stock were outstanding.

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

On May 28, 2014, we entered into an placement agency agreement in connection with the registered direct offering of 10,000,000 shares of our Series J Convertible Preferred Stock (the “Series J Preferred Stock”), which were convertible into a total of 10,000,000 shares of our common stock. The Series J Preferred Stock in the offering was sold at a public offering price of $2.00 per share, with net offering proceeds to us of approximately $18.5 million, after deducting placement agent fees and other offering related expenses. The sale of the Series J Preferred Stock was made pursuant to a subscription agreement between the Company and the participating investors in the offering, and was completed pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-195346). The offering closed on June 2, 2014.

Subject to certain ownership limitations as described below, shares of the Series J Preferred Stock were convertible at any time at the option of the holder into shares of the Company's common stock in an amount equal to one share of the Company’s common stock for each one share of Series J Preferred Stock surrendered. Subject to limited exceptions, holders of shares of Series J Preferred Stock did not have the right to convert any portion of their Series J Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to its conversion; notwithstanding the foregoing, some Investors elected to have the 9.99% beneficial ownership limitation to initially be set at 4.99%. As of December 31, 2014, no shares of Series J Preferred Stock remained outstanding.

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

We assess the classification of our common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification.  The warrants are reported on the consolidated balance sheets as a liability at fair value using the Black-Scholes valuation method.  Changes in the estimated fair value of the warrants result in the recognition of other income or expense.

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

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant.  The expected volatility assumption is computed based on a comparison of average volatility rates of similar companies. Our model includes a zero dividend yield assumption, as we have not historically paid nor do we anticipate paying dividends on our common stock.  Our model does not include a discount for post-vesting restrictions, as we have not issued awards with such restrictions.

The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest.

Fair Value of Financial Instruments

Financial instruments, including accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. We measure the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We use three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.  Revenue from the licensing of the Company’s intellectual property  and settlements reached from legal enforcement of the Company’s patent rights is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured.  The fair value of licenses achieved by ordinary business negotiations is recognized as other income.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element.  Elements related to licensing agreements and royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations.  Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations.  Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest.  When settlements or judgments are achieved at discounts to the fair value of a license, we allocate the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release.  When we reach a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value.  The element that is applicable to interest income will be recorded as a separate line item in other income. We do not assume future performance obligations in its license arrangements.  Revenue from the monetization of our intellectual property during the years ended December 31, 2014 and 2013 was not significant.

Contingent Legal Fees

Contingent legal and consulting fees are expensed in the period that the related revenues or other income are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, we may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced by contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances changes that indicate the carrying amount may be impaired. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates.

We estimate the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. We test goodwill for impairment at least annually in conjunction with the preparation of our annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.

Impairment of Long-lived Assets (Including Patent Assets)

We monitor the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. We deemed there was no impairment of long-lived assets during the years ended December 31, 2014 and 2013.

Recently Issued Accounting Pronouncements

See Note 3 of Notes to the Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

For the year ended December 31, 2014, we incurred a loss from operations of $30.6 million, an increase of $15.3 million or 100%, as compared to $15.3 million for the same period in 2013. The increase in net loss can be primarily attributed to a $2.7 million increase in stock-based compensation expenses as a result of the options issued during 2013 and 2014 and the acceleration of vesting of previously issued options to former directors’, increased professional fees of $1.5 million related to legal services, consulting services and accounting services, a $0.7 million 5% registration rights fee related to the Series H Preferred Stock and common stock held by Rockstar and an increase of amortization expenses by $9.6 million related to the Company’s patent portfolio.

For the year ended December 31, 2014 and 2013, revenue was nominal.

For the year ended December 31, 2014, we recorded income related to a fair value adjustment on our warrant liability of approximately $48 thousand, compared to $2.6 million expenses for the same period in 2013. Fair value adjustments for warrant liabilities is the result of the change in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes option valuation method.   In addition, during the year ended December 31, 2014, the Company recorded other income, net of $31 thousand compared to $0 in 2013.  The increase in other income, net is primarily result of net gains (unrealized, realized and dividend income) on marketable securities amounting to $10 thousand and the receipt of $30 thousand of settlement income related to AT&T case.  The Company held marketable securities in 2014 but not in 2013.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

We intend to finance its activities through:

•	managing current cash and cash equivalents on hand from our past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future,
•	seeking additional liquidity through credit facilities or other debt arrangements, and
•	increasing revenue from the monetization of its patent portfolios, license fees, and new business ventures.

Cash Flows from Operating Activities – For the year ended December 31, 2014, net cash used in continuing operations was $9.5 million compared to net cash used in continuing operations of $5.4 million for the year ended December 31, 2013.  Net cash used in continuing operations for the year ended December 31, 2014 was primarily driven by the Company's $30.5 million net loss and offset by the $12.7 million non-cash expense recorded for stock-based compensation, $9.8 million non-cash expense recorded for the amortization of the patent portfolio, and $0.7 million non-cash registration rights penalty, plus a $2.4 million increase in cash from changes in operating assets and liabilities. Net cash used in continuing operations for the year ended December 31, 2013 was primarily driven by the Company's net loss and offset by the $10.0 million non-cash expense recorded for stock-based compensation and $2.6 million non-cash expense recorded for the change in fair value of the warrant liability.

For the year ended December 31, 2014, net cash provided by discontinued operations was $0 as compared to $0.1 million for the year ended December 31, 2013.  We do not anticipate having any further net cash generated from our discontinued scientific research operations.

Cash Flows from Investing Activities – Net cash used in investing activities from continuing operations for the year ended December 31, 2014 was a result of a purchase of $3.6 million of marketable securities during the year and $1 million deferred payment related to the December 2013 Rockstar patent portfolio acquisition. Net cash provided by investing activities from continuing operations for the year ended December 31, 2013 for $0.6 million related from the purchase of Rockstar patent portfolio of $2.0 million offset by the cash acquired in the acquisition of North South of $2.6 million.

Cash Flows from Financing Activities – Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2014 was $8.2 million compared to net cash provided by financing activities of $3.2 million in the year ended December 31, 2013.  On March 26, 2014, we received net proceeds of $3.9 million in a private placement made solely to accredited investors.  On June 2, 2014, we issued 10,000,000 shares of our Series J Preferred Stock. The net offering proceeds to the Company from the sale of the shares were approximately $18.4 million, after deducting placement agent fees and other estimated offering expenses. In June 2014, we redeemed 84,219 shares of Series I Preferred Stock, resulting in a $14.1 million payment to Rockstar.

Our financial statements for the year ended December 31, 2014 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $3.2 million at December 31, 2014.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

 In addition, the costs of enforcing the Company’s patent rights may exceed its recoveries from such enforcement activities. Accordingly, in order for the Company to generate a profit from its patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays, litigation-related expenses and contingent fees payable from such revenues including any profit sharing arrangements with inventors or prior owners of the patents. The Company’s failure to monetize its patent assets or the occurrence of unforeseen circumstances that could have a negative impact on the Company’s liquidity could significantly harm its business.

Should the Company be unsuccessful in its efforts to execute its business plan, it could become necessary for the Company to reduce expenses, curtail its operation or explore various alternative business opportunities or possibly suspend or discontinue its business activities.

Pursuant to the terms of our Series I Preferred Stock, we are obligated to redeem 5,601 shares of our outstanding Series I preferred stock on June 30, 2015 at an aggregate redemption price of $935,367, and to redeem the remaining 29,940 shares of our outstanding Series I preferred stock on December 31, 2015 at an aggregate redemption price of $4,999,980.  We currently do not have sufficient cash or working capital to make these payments.  The Company’s failure to generate or raise sufficient cash and working capital to meet these obligations may result in our default under these obligations, which would have a material and adverse impact on our results of operations and may require the Company to suspend or discontinue its business activities.

In addition, our ability to raise additional capital for use in our operating activities may be adversely impacted by the terms of our Series I Preferred Stock. In the event the Company consummates certain fundamental transactions, the Company shall be required to redeem such portion of the outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the fundamental transaction after deduction of the amount of net proceeds required to leave the Company with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave the Company with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the fundamental transaction thereafter. For these purposes, a fundamental transaction includes, among other things, the realization by the Company of net proceeds from any financing, recovery, sale, license fee or other revenue received by the Company (including on account of any intellectual property rights held by the Company and not just in respect of the patents) during any fiscal quarter in an amount which would cause the cash or cash equivalents of the Company to exceed $5,000,000.  Thus, a significant portion of any amount we raise in a financing transaction or generate from monetization of our intellectual property may need to be used to redeem all or a portion of our Series I Preferred Stock rather than being used to finance our operations.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.  Based on this calculation and primarily as a result of our sale of $20,000,000 of Series J Preferred Stock on May 29, 2014, we are not currently eligible to sell any securities pursuant to our effective registration statement on Form S-3.  We expect to be able to sell securities pursuant to our shelf registration statement starting on May 30, 2015, the maximum amount of which will be based on the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days preceding that date (or any subsequent date on which we sell securities) minus $225,000, representing the value attributed to 125,000 shares of our common stock that we issued in reliance on Instruction I.B.6. of Form S-3 on July 10, 2014.  Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.

Rockstar will be entitled to receive a contingent recovery percentage of future profits (“Participation Payments”) from licensing, settlements and judgments against defendants with respect to patents purchased under the First Patent Purchase Agreement; however, no payment is required unless the Company receives a recovery. The Participation Payments under the First Patent Purchase Agreement are equal to zero percent until the Company recovers with respect to patents purchased under the First Patent Purchase Agreement at least (a) $8.0 million or (b) if we recover less than $17.0 million, an amount equal to $5.0 million plus $3.0 million times a fraction equal to total recoveries minus $10.0 million, divided by $7.0 million (clause (a) or (b), as applicable, being the “Initial Return”), in each case net of certain expenses.  Once we obtain recoveries in excess of the Initial Return, we are required to make a payment to Rockstar of $13.0 million, payable only from the proceeds of such recovery, within six months after such recovery. In addition, no later than 30 days after the end of each quarter in which we make such a recovery, we are required to pay to Rockstar a percentage of such recovery, net of certain expenses, scaling from 30% if such cumulative recoveries net of certain expenses are less than or equal to $50.0 million, to 70% to the extent cumulative recoveries net of certain expenses are in excess of $1.0 billion.

Rockstar will also be entitled to receive Participation Payments from licensing, settlements and judgments against defendants with respect to patents purchased under the Second Patent Purchase Agreement; however, no payment is required unless we receive a recovery. The Participation Payments under the Second Patent Purchase Agreement are equal to zero percent until we recover with respect to patents purchased under the Second Patent Purchase Agreement at least $120.0 million, net of certain expenses.  Once we obtain recoveries in excess of that amount, we are required to pay to Rockstar 50% of our recovery in excess of that amount, no later than 30 days after the end of each quarter in which we make such a recovery.

Our ability to fund these Participation Payments or the $13.0 million contingent payment will depend on the liquidity of our assets, recoveries, alternative demands for cash resources and access to capital at the time.  Furthermore, our obligation to fund Participation Payments could adversely impact our liquidity and financial position

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Spherix Incorporated

We have audited the accompanying consolidated balance sheets of Spherix Incorporated and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spherix Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP
New York, NY
March 30, 2015

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands except share and per share amounts)

	As of December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$805	$3,125
Marketable securities	3,500	-
Prepaid expenses and other assets	107	151
Total current assets	4,412	3,276

Property and equipment, net	4	-
Patent portfolios, net	55,004	64,835
Goodwill	1,712	1,712
Deposit	26	30
Total assets	$61,158	$69,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$728	$270
Accrued salaries and benefits	329	233
Accrued patent cost	-	1,000
Short-term lease liabilities	173	-
Total current liabilities	1,230	1,503

Long-term lease liabilities	407	-
Warrant liability	-	48
Total liabilities	1,637	1,551

Series I redeemable preferred stock, $0.0001 par value; 35,541 shares and 119,760 shares issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference of $167 per share	5,935	20,000

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares and 5,000,000 shares authorized at December 31, 2014 and 2013, respectively
Series A: no shares issued and outstanding at December 31, 2014 and 2013; liquidation preference $0.0001 per share	-	-
Convertible preferred stock
Series C: 1 share issued and outstanding at December 31, 2014 and 2013; liquidation preference $0.0001 per share	-	-
Series D: 4,725 and 1,227,582 shares issued and outstanding at December 31, 2014 and 2013, respectively; liquidation value of $0.0001 per share	-	-
Series D-1: 834 and 59,265 shares issued and outstanding, at December 31, 2014 and 2013, respectively; liquidation value of $0.0001 per share	-	-
Series F-1: no shares and 156,250 shares issued and outstanding, at December 31, 2014 and 2013, respectively; liquidation preference $0.0001 per share	-	-
Series H: 439,043 and 459,043 shares issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at December 31, 2014 and 2013; liquidation preference $0.0001 per share	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 28,609,695 shares and 3,770,113 shares issued at December 31, 2014 and 2013, respectively; 28,609,467 and 3,769,712 shares outstanding at December 31, 2014 and 2013, respectively	3	-
Additional paid-in-capital	137,655	102,043
Treasury stock, at cost, 228 and 401 shares at December 31, 2014 and 2013, respectively	(264)	(465)
Accumulated deficit	(83,808)	(53,276)
Total stockholders' equity	53,586	48,302
Total liabilities and stockholders' equity	$61,158	$69,853

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
 (in thousands except share and per share amounts)

	For the Years Ended December 31,
	2014	2013

Revenues	$10	$27

Operating costs and expenses
Cost of revenues	-	3
Amortization of patents	9,831	267
Compensation and related expenses (including stock-based compensation)	13,710	9,783
Research and development	-	10
Professional fees	4,520	4,143
Rent	864	134
Depreciation	-	24
Other selling, general and administrative	1,696	1,010
Total operating expenses	30,621	15,374
Loss from operations	(30,611)	(15,347)

Other income (expenses)
Other income, net	31	-
Fair value adjustments for warrant liabilities	48	(2,618)
Total other income (expenses)	79	(2,618)

Net loss	$(30,532)	$(17,965)

Net loss per share, basic and diluted	$(1.55)	$(13.64)

Weighted average number of common shares outstanding,
Basic and diluted	19,736,842	1,317,472

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
 (in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of December 31, 2012	813,713	$-	1	$-	$36,630	401	$(465)	$(35,311)	$854
Issuance of common stock for Rockstar patents	376,981	-	-	-	2,670	-	-	-	2,670
Issuance of Series H preferred stock for Rockstar patents	-	-	459,043	-	38,330	-	-	-	38,330
Issuance of common stock for North South acquisition	1,203,153	-	1,379,685	-	5,511	-	-	-	5,511
Issuance of common stock in connection with private placement	48,438	-	-	-	310	-	-	-	310
Issuance of Series E preferred stock for cash	-	-	100,000	-	500	-	-	-	500
Issuance of Series F preferred stock for cash	-	-	304,250	-	1,925	-	-	-	1,925
Warrants exchange for Series C convertible preferred stock	-	-	229,337	-	5,696	-	-	-	5,696
Conversion of Series C preferred stock to common stock	229,336	-	(229,336)	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	165,880	-	(16,588)	-	-	-	-	-	-
Conversion of Series D preferred stock to Series D-1	-	-	-	-	-	-	-	-	-
Conversion of Series D1 preferred stock to common stock	762,500	-	(76,250)	-	-	-	-	-	-
Conversion of Series F preferred stock to Series F-1	-	-	-	-	-	-	-	-	-
Conversion of Series F1 preferred stock to common stock	148,000	-	(148,000)	-	-	-	-	-	-
Cashless exercise of warrants	6,711	-	-	-	-	-	-	-	-
Retirement of Series E preferred stock and release of loan to North South	-	-	(100,000)	-	500	-	-	-	500
Stock-based compensation	15,000	-	-	-	9,971	-	-	-	9,971
Net loss	-	-	-	-	-	-	-	(17,965)	(17,965)
Balance as of December 31, 2013	3,769,712	$-	1,902,142	$-	$102,043	401	$(465)	$(53,276)	$48,302
Issuance of common stock for cash, net	1,185,614	-	-	-	3,874	-	-	-	3,874
Issuance of common stock for non-cash registration rights penalty	239,521	-	-	-	654	-	-	-	654
Issuance of common stock for contractual dispute settlement	125,000	-	-	-	225	-	-	-	225
Issuance of Series J preferred stock for cash, net	-	-	10,000,000	1	18,386	-	-	-	18,387
Conversion of Series D preferred stock to Series D-1	-	-	-	-	-	-	-	-	-
Conversion of Series B preferred stock to common stock	4	-	(1)	-	-	-	-	-	-
Conversion of Series D1 preferred stock to common stock	12,812,881	2	(1,281,288)	-	(2)	-	-	-	-
Conversion of Series F1 preferred stock to common stock	156,250	-	(156,250)	-	-	-	-	-	-
Conversion of Series H preferred stock to common stock	200,000	-	(20,000)	-	-	-	-	-	-
Conversion of Series J preferred stock to common stock	10,000,000	1	(10,000,000)	(1)	-	-	-	-	-
Retirement of treasury stock	-	-	-	-	(201)	(173)	201	-	-
Stock-based compensation	120,485	-	-	-	12,676	-	-	-	12,676
Net loss	-	-	-	-	-	-	-	(30,532)	(30,532)
Balance as of December 31, 2014	28,609,467	$3	444,603	$-	$137,655	228	$(264)	$(83,808)	$53,586

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(30,532)	$(17,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	9,831	267
Non-cash registration rights penalty	654	-
Fair value adjustment for warrant liabilities	(48)	2,618
Depreciation	-	24
Stock-based compensation	12,676	9,971
Issuance of common stock for contractual dispute settlement	225	-
Unrealized loss on marketable securities	54	-
Changes in assets and liabilities:
Marketable securities	(3,554)	-
Other receivables	-	2
Prepaid expenses and other assets	44	(14)
Accounts payable and accrued expenses	458	(158)
Accrued salaries and benefits	96	(52)
Accrued lease liabilities	580	-
Deferred rent	-	(45)
Net cash used in activities of continuing operations	(9,516)	(5,352)
Net cash provided by activities of discontinued operations	-	86
Net cash used in operating activities	(9,516)	(5,266)

Cash flows from investing activities
Cash acquired in acquisition of North South	-	2,662
Security deposits collected	-	(4)
Security deposits refund	4	-
Purchase of patent portfolio	-	(2,000)
Purchase of property and equipment	(4)	-
Payment of accrued patent costs	(1,000)	-
Net cash (used in) provided by investing activities	(1,000)	658

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	3,874	310
Proceeds from issuance of note payable	-	500
Proceeds from issuance of preferred stock, net	18,387	2,425
Redemption of redeemable Series I preferred stock	(14,065)	-
Net cash provided by financing activities	8,196	3,235

Net decrease in cash and cash equivalents	(2,320)	(1,373)
Cash and cash equivalents, beginning of year	3,125	4,498

Cash and cash equivalents, end of year	$805	$3,125

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Retirement of treasury stock	$201	$-
Conversion of preferred stock to common stock	$3	$-
Issuance of Series C Convertible Preferred Stock in connection with exchange of warrants	$-	$5,696
Issuance of common and preferred stock for Rockstar patents	$-	$61,000
Accrued Rockstar patent cost	$-	$1,000
Retirement of Series E Convertible Preferred Stock	$-	$500

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Organization and Description of Business

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

The Company is a patent commercialization company that realizes revenue from the monetization of IP.  Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign.  The Company intends to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that it owns, or that it manages for others, or through the settlement and litigation of patents.

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

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue.  While the Company continues to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future,

●	seeking additional liquidity through credit facilities or other debt arrangements, and

●	increasing revenue from its patent portfolios, license fees and new business ventures.

As a result of the Company’s recurring operating losses, net operating cash flow deficits and remaining obligations relating to the redemption of its Series I preferred Stock, there is substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $3.2 million at December 31, 2014, and net loss amounted to approximately $30.5 million for the year ended December 31, 2014.  The Company had an $83.8 million accumulated deficit as of December 31, 2014.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Biospherics Incorporated, Nuta Technology Corp. (“Nuta”), Spherix Portfolio Acquisition I, Inc. (“SPXI”), Spherix Portfolio Acquisition II, Inc. (“SPXII”), Guidance IP, LLC (“Guidance”), CompuFill LLC (“CompuFill”) , Directional IP, LLC (“Directional”) and NNPT, LLC (“NNPT”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money markets.  The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of December 31, 2014, the Company had $0.8 million in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of mutual funds which are value at quoted market prices. The Company invested funds into highly liquid mutual funds during 2014.  During the year ended December 31, 2014, the Company incurred realized and unrealized losses on its investments in marketable securities of $0.49 million and $0.54 million, respectively, which is included in other income, net on the consolidated statements of operations.  In addition, during the year ended December 31, 2014, the Company earned dividend income of $0.92 million, which is included in other income, net on the consolidated statement of operations.  The Company reinvested such dividend income into its marketable securities and at December 31, 2014, its holdings in marketable securities aggregated $3.5 million.  No marketable securities were held in 2013.  The cost of marketable securities held as of December 31, 2014 was $3.55 million

Intangible Assets – Patent Portfolios

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances changes that indicate the carrying amount may be impaired. ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates.

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

Impairment of Long-lived Assets (Including Patent Assets)

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company deemed there was no impairment of long-lived assets during the years ended December 31, 2014 and 2013.

Property and Equipment

Property and equipment are stated at cost and include office furniture and equipment and computer hardware and software in 2014. The Company computes depreciation and amortization under the straight-line method and typically over the following estimated useful lives of the related assets:

●	Office furniture and equipment	3 to 10 years

●	Computer hardware and software	3 to 5 years

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.  Revenue from the licensing of the Company’s intellectual property  and settlements reached from legal enforcement of the Company’s patent rights is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured.  The fair value of licenses achieved by ordinary business negotiations is recognized as other income.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element.  Elements related to licensing agreements and royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations.  Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations.  Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest.  When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release.  When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim; the legal release has no economic value.  The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements.  Revenue from the monetization of the Company’s intellectual property during the years ended December 31, 2014 and 2013 was not significant.

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

Contingent Legal Fees

Contingent legal and consulting fees are expensed in the period that the related revenues or other income are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced by contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
Convertible preferred stock	5,156,841	20,010,352
Warrants to purchase common stock	769,803	65,263
Options to purchase common stock	5,298,877	2,013,876
Total	11,225,521	22,089,491

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

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant.  The expected volatility assumption is computed based on a comparison of average volatility rates of similar companies.

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

Treasury Stock

The Company accounts for the treasury stock using the cost method, which treats it as a reduction in stockholders’ equity. In February 2014, the Company retired 173 shares of treasury stock.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.  The Company has elected to early adopt the provisions of ASU 2014-15 during the year ended December 31, 2014.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

Note 4.                                Property and Equipment

The components of property and equipment as of December 31, 2014 and 2013, at cost are (in thousands):

	As of December 31,
	2014	2013
Computers	$10	$9
Office furniture and equipment	97	94
Leasehold improvements	229	229
Total cost	336	332
Accumulated depreciation and amortization	(332)	(332)
Property and equipment, net	$4	$-

The Company’s depreciation expense for the years ended December 31, 2014 and 2013 was $402 and $24,000, respectively.

Note 5.                                Goodwill and Intangible Assets

Acquisition of North South

On December 27, 2012, the Company formed a new wholly-owned subsidiary, Nuta, which is incorporated in the state of Virginia. On April 2, 2013, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with its wholly owned subsidiary, Nuta, North South Holdings, Inc., a Delaware corporation ("North South"), the owner or assignee of certain patents, licenses and applications (the “North South Intellectual Property”), and the shareholders of North South (the "North South Shareholders"). On September 10, 2013 the transaction contemplated under the Merger Agreement was completed (the “Merger”). At closing, North South merged with and into Nuta with Nuta as the surviving corporation. Nuta will continue its operations in the State of Virginia as the record owner of the North South’s intellectual property. Pursuant to the terms and conditions of the Merger, at the closing of the Merger, all of North South’s 5,213 issued and outstanding shares of common stock were converted into an aggregate of 1,203,153 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and all of North South’s 491 issued and outstanding shares of Series A Preferred Stock and 107 issued and outstanding shares of Series B Preferred Stock were converted into an aggregate of 1,379,685 shares of the Company's Series D Convertible Preferred Stock, par value $0.0001 per share, which is convertible into shares of the Company’s common stock on a one-for-ten basis (collectively with the 1,203,153 common shares of the Company, the “Merger Consideration”). The Company acquired North South to expand its patent portfolio and continue its business plan of the monetization of its intellectual property.

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

The following table presents the unaudited pro-forma financial results, as if the acquisition of North South had been completed as of January 1, 2013 (in thousands, except per share amounts):

For the Year Ended December 31, 2013
Revenues	$121
Net loss	(18,259)
Loss per share - basic and diluted	$(8.49)

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2013 or to project potential operating results as of any future date or for any future periods.

Rockstar Patent Acquisition – July 2013

On July 24, 2013, the Company purchased a group of patents in the mobile communication sector from Rockstar at a contractual price of $4.0 million pursuant to a patent purchase agreement (the “First Patent Purchase Agreement”). In consideration for the Purchased Patents, the Company paid an aggregate $3.0 million in consideration to Rockstar, which consisted of a $2.0 million cash payment and 176,991 shares of the Company’s common stock paid to Rockstar at the closing of the First Patent Purchase Agreement valued at $1.0 million, or $5.65 per share. Pursuant to the First Patent Purchase Agreement, on the anniversary of one year and one day after the Company files its first complaint against a defendant with any one or more of the patents acquired in the First Patent Purchase Agreement, the Company was required to deliver to Rockstar an additional $1.0 million. The initial complaint was filed on August 30, 2013, and at that time the additional $1.0 million was accrued and included in patent portfolio on the consolidated balance sheet. On January 3, 2014, the Company remitted $1.0 million to Rockstar in satisfaction of this liability.

Rockstar will also be entitled to receive a contingent recovery percentage of future profits (“Participation Payments”) from licensing, settlements and judgments against defendants with respect to patents purchased under the First Patent Purchase Agreement; however, no payment is required unless the Company receives a recovery. The Participation Payments under the First Patent Purchase Agreement are equal to zero percent until the Company recovers with respect to patents purchased under the First Patent Purchase Agreement at least (a) $8.0 million or (b) if the Company recovers less than $17.0 million, an amount equal to $5.0 million plus $3.0 million times a fraction equal to total recoveries minus $10.0 million, divided by $7.0 million (clause (a) or (b), as applicable, being the “Initial Return”), in each case net of certain expenses.  Once the Company obtains recoveries in excess of its Initial Return, it is required to make a payment to Rockstar of $13.0 million, payable only from the proceeds of such recovery, within six months after such recovery. In addition, no later than 30 days after the end of each quarter in which the Company makes such a recovery, the Company would be required to pay to Rockstar a percentage of such recovery, net of certain expenses, scaling from 30% if such cumulative recoveries net of certain expenses are less than or equal to $50.0 million, to 70% to the extent cumulative recoveries net of certain expenses are in excess of $1.0 billion.  The Company’s ability to fund these Participation Payments or the $13.0 million contingent payment will depend on the liquidity of the Company’s assets, recoveries, alternative demands for cash resources and access to capital at the time.  The Company’s obligation to fund Participation Payments could adversely impact its liquidity and financial position.

Rockstar Patent Acquisition – December 2013

On December 31, 2013, the Company entered into its second agreement to acquire certain patents from Rockstar (the “Second Patent Purchase Agreement”).  The Company acquired a suite of 101 patents and patent applications pursuant to the Second Patent Purchase Agreement in several technology families, including data, optical and voice technology.  The patents provide the Company with rights to develop and commercialize products as well as enforcement rights for past, present and future infringement.  In consideration of these patents, the Company paid Rockstar 199,990 shares of its common stock, 459,043 shares of its Series H Preferred Stock and 119,760 shares of its Series I Preferred Stock for aggregate consideration of $60.0 million.

Rockstar will also be entitled to receive Participation Payments from licensing, settlements and judgments against defendants with respect to patents purchased under the Second Patent Purchase Agreement; however, no payment is required unless the Company receives a recovery. The Participation Payments under the Second Patent Purchase Agreement are equal to zero percent until the Company recovers with respect to patents purchased under the Second Patent Purchase Agreement at least $120.0 million, net of certain expenses.  Once the Company obtains recoveries in excess of that amount, the Company would be required to pay to Rockstar 50% of its recovery in excess of that amount, no later than 30 days after the end of each quarter in which the Company makes such a recovery.  The Company’s ability to fund these Participation Payments will depend on the liquidity of the Company’s assets, recoveries, alternative demands for cash resources and access to capital at the time.  The Company’s obligation to fund Participation Payments could adversely impact our liquidity and financial position.

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

The Company’s intangible assets with finite lives consist of its patents and patent rights, with estimated remaining economic useful lives ranging from six months to 12 years. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2014 are as follows (in thousands, except year amounts):

	Rockstar Patent Portfolio Acquired	North South Patent Portfolio Acquired	Rockstar Patent Portfolio Acquired	Total Amount
	24-Jul-13	10-Sep-13	31-Dec-13
Initial Patent Cost	$4,000	$1,102	$60,000	$65,102
Amortization expense for the year ended December 31, 2013	208	40	19	267
Patent Portfolios at December 31, 2013, Net	3,792	1,062	59,981	64,835
Amortization expense for the year ended December 31, 2014	470	130	9,231	9,831
Patent Portfolios at December 31, 2014, Net	$3,322	$932	$50,750	$55,004

The Company incurred amortization expense associated with its finite-lived intangible assets of $9.83 million and $0.27 million for the years ended December 31, 2014 and December 31, 2013, respectively. There was no amortization prior to July 24, 2013 as the first assets were placed into service on July 24, 2013.

The weighted average remaining amortization period of the Company’s patents as of December 31, 2014 is approximately 5.6 years. Future amortization of all patents is as follows (in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Year Ended December 31, 2015	470	130	9,225	9,825
Year Ended December 31, 2016	471	130	9,250	9,851
Year Ended December 31, 2017	470	130	9,225	9,825
Year Ended December 31, 2018	470	130	9,225	9,825
Year Ended December 31, 2019	470	130	9,225	9,825
Thereafter	971	282	4,600	5,853
Total	$3,322	$932	$50,750	$55,004

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

On March 6, 2013, the Company and certain investors that participated in the November 2012 private placement transaction (“Investors”), entered into separate Warrant Exchange Agreements pursuant to which certain of the Investors exchanged common stock purchase warrants acquired in the private placement for shares of the Company’s newly designated Series C Convertible Preferred Stock.  Each share of Series C Convertible Preferred Stock is convertible into one share of the Company’s common stock at the option of the holder, subject to certain limitations on conversions that would result in the Investors acquiring more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) of the outstanding voting stock of the Company.  The Series C Convertible Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Certificate of Designation”). The liquidation preference of the Series C Convertible Preferred Stock is $0.0001 per share.

Pursuant to the Warrant Exchange Agreements, certain Investors received in exchange for their warrants an aggregate of 229,337 shares of the Series C Convertible Preferred Stock, each convertible into one share of Common Stock.  The number of shares of Common Stock underlying the Series C Convertible Preferred Stock is the same number as would have been-issued upon a “cashless exercise” of the exchanged warrants under the terms of the warrants based on the one-day volume weighted average price of the Company’s Common Stock on February 28, 2013, which was $12.6439 per share, as reported by Bloomberg.  As of December 31, 2014, investors have converted 229,336 shares of the Series C Convertible Preferred Stock into 229,336 shares of common stock.

Fair Value of Financial Assets and Liabilities

The following table presents the Company's assets and liabilities that are measured at fair value at December 31, 2014 and 2013 (in thousands):

Fair value measured at December 31, 2014
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,500	$3,500	$-	$-

Liabilities
Fair value of warrant liabilities	$-	$-	$-	$-
Fair value measured at December 31, 2013
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
Fair value of warrant liabilities	$48	$-	$-	$48

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

As of December 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Liabilities resulting from the Warrants issued in connection with the Company’s November 2012 financing were valued using the Black-Scholes option valuation model and the following assumptions on the following dates (fair value in thousands):

	December 31,	December 31,	March 6,
	2014	2013	2013
Risk-free interest rate	0.02% - 1.10%	0.01% - 0.78%	0.81%
Expected volatility	69.1% - 86.1%	69.1% - 89.4%	147.15%
Expected life (in years)	0.1 - 3.4	0.1 - 3.9	4.7
Expected dividend yield	-	-	-
Number of warrants	58,448	65,263	474,266
Fair value	$-	$48	$5,696

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended December 31 (in thousands):

	For the Years Ended
	December 31,
	2014	2013
Beginning balance	$48	$3,126
Issuance of new warrants	-	-
Fair value adjustments for warrant liabilities	(48)	2,618
Reclassification to stockholders' equity	-	(5,696)
Ending balance	$-	$48

Note 7.                                Stockholders’ Equity

Amended and Restated Certificate of Incorporation

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

Preferred Stock

On April 23, 2014, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating its Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock and returning them to authorized but undesignated shares of preferred stock. No shares of the foregoing series of preferred stock were outstanding. On May 28, 2014, the Company designated 20,000,000 shares of preferred stock as Series J Convertible Preferred Stock (“Series J Preferred Stock”).The Company had designated separate series of its capital stock as of December 31, 2014 and December 31, 2013 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	December 31, 2014	December 31, 2013	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "B"	-	1	0.0001	1:1
Series "C"	1	1	0.0001	1:1
Series “D"	4,725	1,227,582	0.0001	10:1
Series “D-1"	834	59,265	0.0001	10:1
Series “E"	-	-	0.0001	1:1
Series “F"	-	-	0.0001	1:1
Series “F-1"	-	156,250	0.0001	1:1
Series “H"	439,043	459,043	0.0001	10:1
Series “I”	35,541	119,760	0.0001	20:1
Series “J”	-	-	0.0001	1:1

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

Series B Convertible Preferred Stock

In connection with an offering of securities, which the Company closed in October 2010, the Company created a Series B Convertible Preferred Stock (“Series B Preferred Stock”).  All shares of Series B Preferred Stock issued in the offering were converted to common stock except for one outstanding share of Series B Preferred Stock as of December 31, 2013, and all shares of Series B Preferred Stock issued in the offering were converted to common stock as of December 31, 2014.

The Series B Preferred Stock was convertible at the option of the holder at any time into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the convertible preferred stock, or $1,000, by a conversion price of $250.00 per share.  The conversion price was subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The conversion price was also subject to adjustment if the Company issues rights, options or warrants to all holders of its common stock entitling them to subscribe for or purchase shares of its common stock at a price per share less than the daily volume weighted average price of its common stock, if the Company distributed evidence of its indebtedness or assets or rights or warrants to subscribe for or purchase any security to all holders of its common stock, or if the Company consummated a fundamental corporate transaction such as a merger or consolidation, sale or other disposition of all or substantially all of its assets, or an exchange or tender offer accepted by the holders of 50% or more of the Company’s outstanding common stock.  Subject to limited exceptions, a holder of shares of Series B Preferred Stock did not have the right to convert any portion of its Series B Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.  The Series B Preferred Stock was entitled to receive dividends (on an “as converted to common stock” basis) to and in the same form as dividends actually paid on shares of the Company’s common stock.  Except as required by law, holders of the Series B Preferred Stock generally were not entitled to voting rights. On April 15, 2014, one share of Series B Preferred Stock was converted into four shares of common stock. No shares of Series B Preferred Stock remained outstanding thereafter, and this class of stock was eliminated on April 23, 2014.

Series C Convertible Preferred Stock

On March 6, 2013, the Company and certain investors that participated in the Company’s November 2012 private placement transaction entered into separate Warrant Exchange Agreements pursuant to which those investors exchanged common stock purchase warrants for 229,337 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”).  Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder.  The Series C Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock.  During the year ended December 31, 2013, 229,336 shares of Series C Preferred Stock were converted into 229,336 shares of common stock.  As of December 31, 2014 and December 31, 2013, one share of Series C Preferred Stock remained issued and outstanding.

Series D Convertible Preferred Stock

In connection with the acquisition of North South’s patent portfolio in September 2013, the Company issued 1,379,685 shares of its Series D Convertible Preferred Stock (“Series D Preferred Stock”) to the stockholders of North South.  Each share of Series D Preferred Stock has a stated value of $0.0001 per share and is convertible into 10 shares of common stock.  Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share of Series D Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of the Company’s common stock on an “as converted” basis.  Each holder of Series D Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to such number of votes equal to the number of shares of common stock such shares of Series D Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation and the conversion limitations described below.  At no time may shares of Series D Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of the Company’s issued and outstanding common stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding common stock on 61 days’ written notice to the Company.  The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

During the year ended December 31, 2013, (a) 16,588 shares of Series D Convertible Preferred Stock were converted into 165,880 shares of common stock and (b) 135,515 shares of Series D Convertible Preferred Stock were exchanged for Series D-1 Convertible Preferred Stock.  As of December 31, 2013, 1,227,582 shares of Series D Convertible Preferred Stock were issued and outstanding.

During the year ended December 31, 2014, 1,222,857 shares of Series D Preferred Stock were exchanged for Series D-1 Convertible Preferred Stock.  As of December 31, 2014, 4,725 shares of Series D Preferred Stock remained issued and outstanding.

Series D-1 Convertible Preferred Stock

The Company’s Series D-1 Convertible Preferred Stock (“Series D-1 Preferred Stock”) was established on November 22, 2013.  Each share of Series D-1 Preferred Stock has a stated value of $0.0001 per share and is convertible into 10 shares of common stock.  Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D-1 Preferred Stock shall be entitled to receive, for each share of Series D-1 Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of the Company’s common stock on an “as converted” basis.  Each holder of Series D-1 Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to such number of votes equal to the number of shares of common stock such shares of Series D-1 Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation.  At no time may shares of Series D-1 Preferred Stock be converted if such conversion would cause the holder to hold in excess of 9.99% of the Company’s issued and outstanding common stock.  The conversion ratio of the Series D-1 Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The Company commenced an exchange with holders of Series D Convertible Preferred Stock pursuant to which the holders of the Company’s outstanding shares of Series D Preferred Stock acquired in the Merger could exchange such shares for shares of the Company’s Series D-1 Preferred Stock on a one-for-one basis.

On January 27, 2014, the Company entered into a lockup agreement with certain holders of an aggregate of 1,508,148 shares of the Company’s common stock and shares of common stock issuable upon conversion of shares of Series D-1 Preferred Stock, which are included in the Company’s Registration Statement on Form S-1 (File No.333-192737) (the “Lockup Agreement” and such 1,508,148 shares, the “Locked Up Shares”).  The holders of the Locked Up Shares have agreed, for so long as such holders own such shares, not to sell any Locked Up Shares unless either (i) if such sale price is at least $6.00 per share, the cumulative amount sold by such holder (including the anticipated sale) does not exceed such holder's pro rata portion of 60% of the composite aggregate trading volume of the common stock during the period beginning on the date that the Registration Statement is declared effective and ending on the date of sale (the “Lockup Measuring Period) or (ii), if the sale price is less than $6.00 per share, the cumulative amount sold by such holder does not exceed such holder's pro rata portion of 20% of the composite aggregate trading volume during the Lockup Measuring Period.

During the year ended December 31, 2013, 76,250 share of Series D-1 Preferred were converted into 762,500 shares of common stock, and as a result, as of December 31, 2013, 59,265 shares of Series D-1 Convertible Preferred Stock were issued and outstanding.

During the year ended December 31, 2014, (a) 1,222,857 shares of Series D Preferred Stock were exchanged for Series D-1 Preferred Stock and (b) 1,281,288 shares of Series D-1 Preferred Stock were converted into 12,812,880 shares of common stock.  As of December 31, 2014, 834 shares of Series D-1 Preferred Stock remained issued and outstanding.

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

On June 25, 2013, the Company sold 100,000 shares of its newly designated Series E Convertible Preferred Stock to North South for a purchase price of $5.00 per share with gross proceeds to the Company of $500,000 pursuant to a subscription agreement. These securities were sold pursuant to an exemption from registration under Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of the securities laws. As a result of the Merger, all outstanding shares of the Company’s Series E Preferred Stock were held by North South and retired in full on September 30, 2013. No shares of Series E Preferred Stock remained outstanding thereafter, and this class of stock was eliminated on April 23, 2014.

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

On November 26, 2013, the Company entered into separate Amendment and Exchange Agreements (each, a “Series F Exchange Agreement”) with the holders of the Company’s outstanding shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock” and each holder, a “Series F Holder”) pursuant to which the Series F Holders agreed to return their shares of Series F Preferred Stock to the Company for cancellation in consideration for which the Company issued such Series F Holder an equal number of shares of Series F-1 Convertible Preferred Stock, $0.0001 par value per share (the “Series F-1 Preferred Stock” and the transaction, the “Series F Exchange”).  During the year ended December 31, 2013, all 304,250 shares of the Series F Convertible Preferred Stock were converted into Series F-1 Convertible Preferred Stock. No shares of Series F Preferred Stock remained outstanding thereafter, and this class of stock was eliminated on April 23, 2014.

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

During the year ended December 31, 2014, 156,250 shares of Series F-1 Preferred Stock were converted into 156,250 shares of common stock. As of December 31, 2014, no shares of Series F-1 Preferred Stock remained issued and outstanding.

Series H Convertible Preferred Stock

On December 31, 2013, the Company designated 459,043 shares of preferred stock as Series H Convertible Preferred Stock (“Series H Preferred Stock”).  On December 31, 2013, the Company issued approximately $38.3 million of Series H Preferred Stock (or 459,043 shares) to Rockstar.  Each share of Series H Preferred Stock is convertible into ten shares of common stock and has a stated value of $83.50.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H Preferred Stock.  Holders of the Series H Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series H Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series H Preferred Stock provides a liquidation preference of $83.50 per share.  The shares of Series H Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.  On April 16, 2014, the Company obtained the required shareholder approval and, as a result, all outstanding shares of Series H Preferred Stock are convertible and possess voting rights in accordance with its terms. On May 28, 2014, 20,000 shares of Series H Preferred Stock were converted into 200,000 shares of common stock. As of December 31, 2014, 439,043 shares of Series H Preferred Stock remained issued and outstanding.

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

The Series I Preferred Stock contains a mandatory redemption date of December 31, 2015 as to 100% of the Series I Preferred Stock then outstanding, requiring a minimum of 25% of the total number of shares of Series I Preferred Stock issued to be redeemed (less the amount of any conversions occurring prior thereto) on or prior to each of September 30, 2014, December 31, 2014, June 30, 2015 and December 31, 2015 (each, a “Partial Redemption Date” and each payment, a “Redemption Payment”).  On each Partial Redemption Date, the Company is required to pay Rockstar a Redemption Payment equal to the lesser of (i) such number of shares of Series I Preferred Stock as have a stated value of $5.0 million; or (ii) such number of shares of Series I Preferred Stock as shall, together with all voluntary and mandatory redemptions and conversions to common stock occurring prior to the applicable Partial Redemption Date, have an aggregate stated value of $5.0 million; or (iii) the remaining shares of Series I Preferred Stock issued and outstanding if such shares have an aggregate stated value of less than $5.0 million, in an amount of cash equal to its stated value plus all accrued but unpaid dividends, distributions and interest thereon, unless such holder of Series I Preferred Stock, in its sole discretion, elects to waive such Redemption Payment or convert such shares of Series I Preferred Stock (or a portion thereof) into common stock.  No interest or dividends are payable on the Series I Preferred Stock unless the Company fails to make the first $5.0 million Partial Redemption Payment due September 30, 2014, then interest shall accrue on the outstanding stated value of all outstanding shares of Series I Preferred Stock at a rate of 15% per annum from January 1, 2014.  The Company’s obligations to pay the Redemption Payments and any interest payments in connection therewith are secured pursuant to the terms of a Security Agreement under which the Rockstar patent portfolio serves as collateral security.  No action can be taken under the Security Agreement unless the Company has failed to make a second redemption payment of $5.0 million due December 31, 2014, which payment has been made.  The Security Agreement contains additional usual and customary events of default under which Rockstar can take action, including a sale to a third party or reduction of secured amounts via transfer of the Rockstar patent portfolio to Rockstar.

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

The shares of Series I Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.  On April 16, 2014, the Company obtained the required shareholder approval and, as a result, all outstanding shares of Series I Preferred Stock are convertible and possess voting rights in accordance with its terms.

In June 2014, the Company redeemed 84,219 shares of Series I Preferred Stock. In accordance with this Redemption Payment, the Company paid Rockstar $14.1 million.  If the Series I Preferred Stock is not converted into common stock or otherwise redeemed, approximately $1.0 million will be due to the holders of the Series I Preferred Stock by June 2015 and $5.0 million will be due to the holders of the Series I Preferred Stock by December 31, 2015.

As of December 31, 2014 and 2013, 35,514 and 119,760 shares of Series I Preferred Stock remained issued and outstanding, respectively.

Series J Convertible Preferred Stock

On May 28, 2014, the Company designated 20,000,000 shares of preferred stock as Series J Convertible Preferred Stock. On May 28, 2014, the Company entered into an placement agency agreement with Laidlaw & Company (UK) Ltd., as the placement agent, which provided for the issuance and sale in a registered direct public offering (the “Series J Offering”) by the Company of 10,000,000 shares of Series J Preferred Stock which were convertible into a total of 10,000,000 shares of common stock. The Series J Preferred Stock in the Series J Offering was sold at a public offering price of $2.00 per share. The net offering proceeds to the Company from the sale of the shares were approximately $18.4 million, after deducting placement agent fees ($1.32 million), legal fees ($0.18 million) and escrow fee ($0.04 million). The sale of the Series J Preferred Stock was made pursuant to a subscription agreement between the Company and certain investors in the Series J Offering.

The shares of Series J Preferred Stock carried a liquidation preference equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of the Company’s common stock if such holder had converted the Series J Preferred Stock immediately prior to such liquidation, dissolution or winding up. Each holder of Series J Preferred Stock was entitled to vote on all matters submitted to shareholders of the Company and was entitled to a vote of 67.3% of the number of votes for each share of Series J Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter. Subject to certain ownership limitations as described below, shares of Series J Preferred Stock were convertible at any time at the option of the holder into shares of the Company's common stock in an amount equal to one share of the Company’s common stock for each one share of Series J Preferred Stock surrendered.  Subject to limited exceptions, holders of shares of Series J Preferred Stock did not have the right to convert any portion of their Series J Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to its conversion; notwithstanding the foregoing, some Investors elected to have the 9.99% beneficial ownership limitation to initially be 4.99%.

As of December 31, 2014, all 10,000,000 shares of Series J Preferred Stock had been converted into 10,000,000 shares of common stock. As of December 31, 2014, no shares of Series J Preferred Stock are issued and outstanding.

Common Stock

Private Placement

On March 26, 2014, the Company sold an aggregate of $4,446,000 of its securities in a private offering made solely to accredited investors (the “March 26 Offering”) pursuant to subscription agreements, dated as of March 26, 2014.  Pursuant to the March 26 Offering, investors purchased (i) 1,185,614 shares of common stock of the Company and (ii) five-year warrants to purchase an aggregate of 592,794 shares of common stock of the Company at an exercise price of $6.15 per share.  The warrants became exercisable on the six month anniversary of the date of issuance by payment to the Company of the exercise price of $6.15 per share, or if a registration statement covering the common stock underlying the Warrants is not then in effect, on a cashless basis.  Each warrant may be callable at $0.01 per warrant upon the consummation of a Company financing with a per-share offering price of at least $8.00 and net proceeds to the Company from such offering of at least $15 million.

Pursuant to the terms of the subscription agreements, the Company registered with the United States Securities and Exchange Commission (“SEC”) all Shares and the shares of common stock underlying the Warrants issued in the Private Placement Offering (including the placement agent warrant described below) on Form S-3, which was declared effective on May 16, 2014.

The Company incurred aggregate costs associated with the Private Placement Offering of approximately $572,000, and issued a five-year warrant to purchase 118,561 shares of common stock to the placement agent at an exercise price of $4.67 per share of common stock (the “Placement Agent Warrant”).  The Placement Agent Warrant became exercisable on the six month anniversary of the date of issuance.

Common Stock Grants

On September 17, 2013 the Company entered into an investor relations agreement with RedChip Companies Inc. (“RedChip”).  The initial term of the agreement expired on March 17, 2014 and was not renewed.  As consideration for the services performed by RedChip, the Company agreed to (a) issue RedChip 15,000 shares of common stock in connection with execution of the agreement, and (b) pay $20,000 per month in cash.  The Company has determined that the fair value of common stock was more readily determinable than the fair value of the services rendered.  During the year ended December 31, 2013, the Company recorded a stock-based compensation expense associated with the issuance of the shares of $120,000, which is included in other selling, general and administrative expenses on the consolidated statement of operations.

In April 2014, the Company issued Rockstar 239,521 shares of common stock with a grant date fair value of approximately $0.7 million for registration penalty as discussed below in Note 9.

On July 10, 2014, the Company issued 125,000 shares of fully registered common stock for the accrued settlement of the contractual dispute with a financial advisor. The aggregate fair value of the stock grant was $225,000 based upon the closing price of the Company’s common stock on July 1, 2014.

Warrants

A summary of warrant activity for year ended December 31, 2014 and 2013 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2012	550,664	$24.14	$145	4.67
Issued	-	-
Converted	(474,266)	6.53
Exercised	(9,391)	6.53
Cancelled	(1,744)	105.10
Outstanding as of December 31, 2013	65,263	$5.83	$-	2.44
Issued	711,355	5.90
Cancelled	(6,815)	503.95
Outstanding as of December 31, 2014	769,803	$13.70	$-	4.03

Stock Options

2012 Plan

In late 2012, the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) which permits issuance of incentive stock options, non-qualified stock options and restricted stock. The 2012 Plan replaced a prior incentive stock plan. During 2012, the Company granted 5,487 options to the Company’s Board of Directors and officers under the 2012 plan. Options issued to employees typically vest over a four-year period and options issued to non-employee directors vested immediately upon being granted. At December 31, 2014 and 2013, there were 7,039 fully vested options outstanding under the 2012 Plan.

2013 Plan and Option Grants

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

    Awards with combined market and service conditions were granted as follows:

•
250,000 stock options to the former interim Chief Executive Officer for which (i) the exercisability of the options is subject to the volume weighted average price of the Company’s stock attaining at least $12 per share for at least 30 days during any consecutive 90 day period through December 31, 2014, and (ii) the continued employment/directorship of the interim Chief Executive Officer over a period of time that permits vesting at the rate of 62,500 options each on October 4, 2013, April 4, 2014, October 4, 2014 and April 4, 2015, subject to a time based service condition only; and

•
500,000 stock options to the former Chief Executive Officer of North South, who became the Company’s Chief Executive Officer upon the completion of the acquisition of North South on September 10, 2013 for which (i) the exercisability of the options is subject to the volume weighted average price of the Company’s stock attaining at least $12 per share for at least 30 days during any consecutive 90 day period through December 31, 2014, and (ii) achieving performance conditions as follows:

o	100,000 options subject to the delivery of a business plan acceptable to the board of directors of the Company by no later than June 30, 2013;
o	70,000 options subject to the closing of a financing transaction as set forth in the business plan;
o	70,000 options for two successful patent monetization;
o	70,000 options upon the completion of an additional purchase of a patent portfolio;
o	70,000 options upon the initiation of litigation upon at least four defendants in infringement cases;
o	70,000 options upon the presentation of at least two additional monetization opportunities acceptable to the board of directors; and
o	50,000 options for attending at least 20 investor relations meetings.

The fair value of the stock options issued with combined market and service conditions only was calculated on the date that the final approval by the stockholders was obtained using the same assumptions as the awards that contain service conditions only; however, the fair value was adjusted for the risk associated with attaining the volume weighted average pricing target that must be met in order for the award to become exercisable. The Company determined that the unit fair value of each award amounted to $4.90 based on a 70% probability of attaining the aforementioned price target, which was determined using a Monte Carlo Simulation of the probability of attaining the target.  The aggregate fair value of the 250,000 stock options that feature the combined market and service condition amounted to $1.2 million on the date of grant. The fair value of these awards were amortized over an explicit service period in which the award vests at the rate of 62,500 options each on October 4, 2013, April 4, 2014 and October 4, 2014, with the final 62,500 vesting on April 4, 2015 as noted above. Compensation expense recognized for this award amounted to $1.6 million as of December 31, 2014. Unamortized compensation cost for this award amounts to $0.8 million and will be amortized over the remaining explicit service of 18 months.

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

On January 28, 2014, the Compensation Committee of the board of directors adopted resolutions intended to grant 300,000 non-qualified stock options with a term of five years and an exercise price of $5.83 to Anthony Hayes that would be subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes.  The parties failed to reach agreement prior to the date of this Annual Report on Form 10-K and accordingly the stock options subject to specific performance targets were determined to be not issued, but may be issued at a future date at the discretion of the Compensation Committee.  In accordance with ASC Topic 718 the failure to finalize performance targets result in the stock options not being considered to have been granted and therefore are not outstanding.

On March 14, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 100,000 non-qualified options with a term of 10 years and an exercise price of $4.67 to an employee of the Company.  The options vest in 25% increments in quarterly installments beginning July 1, 2014.

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

On June 19, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued additional 50,000 non-qualified options with a term of 10 years and an exercise price of $1.94 to an employee of the Company.  The options vested in two equal installments on each of June 19, 2014 and December 19, 2014.

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

Also on July 3, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 25,000 options with a term of five years and an exercise price of $1.79 to an employee of the Company. The options vested immediately.

On August 1, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 100,000 non-qualified options with a term of 10 years and an exercise price of $1.34 to an employee of the Company.  The options vest in 25% increments in quarterly installments beginning August 1, 2014.

Modification of Stock Options with Termination of Directorship

On May 28, 2014, Harvey Kesner resigned as a director of the Company. Pursuant to this resignation, the Company's Board of Directors approved the accelerated vesting of 837,500 previously granted stock options to vest on the date of Mr. Kesner's resignation.  As a result, the Company recorded an immediate one-time charge of $5.4 million of additional stock-based compensation expense in June 2014 related to this modification.

On December 15, 2014, Edward Karr resigned as a director of the Company. Pursuant to this resignation, the Company's Board of Directors approved the accelerated vesting of 137,500 previously granted stock options to vest on the date of Mr. Karr’s resignation.  As a result, the Company recorded an immediate one-time charge of approximately $0.1 million of additional stock-based compensation expense in December 2014 related to this modification.

The grant date fair value of stock options granted during the year ended December 31, 2014 was approximately $6.1 million.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met.  The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve.  The volatility rate was computed based on a comparison of average volatility rates of similar companies.   The fair value of options granted in 2014 was estimated using the following assumptions:

For the Years Ended December 31,
	2014	2013
Exercise price	$1.34 - $5.83	$7.08 - $8.24
Expected stock price volatility	77.7% - 90.6%	78.9% - 86.4%
Risk-free rate of interest	0.76% - 1.80%	0.36% - 2.84%
Term (years)	2.5 - 5.5	1.0 - 10.0

A summary of option activity under the Company’s employee stock option plan for year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2012	7,163	$22.35	$-	4.4
Employee options granted	1,976,714	7.08	-	9.3
Outstanding as of December 31, 2013	1,983,877	7.14	-	-
Employee options granted	3,260,000	3.65		9.2
Outstanding as of December 31, 2014	5,243,877	4.97	$-	6.0
Options vested and expected to vest	5,243,877	4.97	-	6.0
Options vested and exercisable	4,776,252	$5.10	$-	6.1

A summary of options that the Company granted to non-employees for the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2012	-	$-	$-	-
Non-employee options granted	30,000	7.08	-	-
Outstanding as of December 31, 2013	30,000	7.08	29,400	9.3
Non-employee options granted	25,000	2.86		4.3
Outstanding as of December 31, 2014	55,000	5.16	-	6.4
Options vested and expected to vest	55,000	5.16	-	6.4
Options vested and exercisable	55,000	$5.16	$-	6.4

Stock-based compensation associated with the amortization of stock option expense was $12.6 million and $9.0 million for the year ended December 31, 2014 and December 31, 2013, respectively.  Unamortized compensation cost for these awards amounted to $0.46 million at December 31, 2014, and will be amortized over 0.4 years.

Restricted Stock Awards

On December 28, 2012, the Company issued 120,000 shares of restricted stock under the Company’s 2012 Equity Compensation Plan to Paradox Capital Partners, LLC, an entity beneficially owned by the Company’s former interim Chief Executive Officer and former director, Mr. Harvey J. Kesner.  The total grant date fair value of the issuance of the restricted stock was approximately $816,000.  The shares were to vest if prior to December 31, 2017, the Company; (i) closed a Qualified Transaction (as defined within the agreement); (ii) closed a private or public financing of at least $7.5 million; or (iii) otherwise undergoes a change in control. In such an event, the Mr. Kesner was also entitled to a one-time payment of $250,000.  The consummation of the Merger qualified as a Qualified Transaction and was approved by the shareholders, thereby causing the shares to vest on September 10, 2013.  The one-time payment of $250,000 was also made in connection with the closing of the Merger.  See Note 8.

On January 23, 2014, the Company issued 2,000 shares of fully vested common stock to two consultants in return for services rendered.

On March 3, 2014 the Company issued 1,700 shares of fully vested common stock for consulting services.

On March 14, 2014, the Company issued 10,000 restricted shares to an employee of the Company.  The restricted stock awards vest in 25% increments in quarterly installments beginning March 14, 2014. As of December 31, 2014, 7,500 shares were vested.

On April 15, 2014, the Company issued 10,000 shares of restricted common stock to a third party for consulting services. 5,000 shares were vested upfront, and the remaining 5,000 shares were vest on October 22, 2014.

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

On August 1, 2014, the Company issued 10,000 restricted shares to an employee of the Company.  The restricted stock awards vest in 25% increments in quarterly installments beginning August 1, 2014.

The aggregate fair value of these restricted stock awards was $0.2 million based upon the closing price on the day before the grant date.

A summary of the restricted stock award activity for the year ended December 31, 2014, 2014 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2012	122,500	$6.83
Vested	(120,250)	(6.80)
Forfeited	(2,000)	(6.83)
Nonvested at December 31, 2013	250	$6.83
Granted	119,285	1.78
Vested	(112,035)	1.74
Nonvested at December 31, 2014	7,500	$2.63

Stock-based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2014 and 2013 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2014	2013
Employee restricted stock awards	$49	$6
Employee stock option awards	12,403	8,696
Non-employee restricted stock awards	176	937
Non-employee option awards	48	332
Total compensation expense	$12,676	$9,971

Note 8.                                Related Party Transactions

Retention Agreements

On December 12, 2012 the Company entered into a Retention Agreement with Mr. Robert Clayton, the Company’s then Chief Financial Officer, which provides that (i) Mr. Clayton would remain as CFO of the Company through March 31, 2013 and (ii) the Company would pay Mr. Clayton a severance of $212,180 as required by the terms of his prior employment agreement.  The $212,180 was paid by the Company during the year ended December 31, 2013.

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

Executive Officer Agreements

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

As it relates to Mr. Hayes 2013 annual bonus, the Company paid Mr. Hayes $100,000 during the year ended December 31, 2013. In April of 2014, compensation Committee of the Board of Directors approved to pay Mr. Hayes the remaining amount of his 2013 bonus due of $250,000. The bonus was paid as of June 30, 2014.

As it relates to Mr. Hayes 2014 annual bonus, during the year ended December 31, 2014, the Compensation Committee of the Board of Directors approved a bonus payout of $175,000 for services provided in 2014.  The Company has included such bonus in accrued expenses on the consolidated balance sheet as of December 31, 2014.

In February 2015, the members of the Compensation Committee revised the annual bonus structure to be paid to Mr. Hayes and established an incentive target bonus per the Employment Agreement (a “Target Bonus”). The amount of the Target Bonus shall be (i) $350,000 in cash, which shall be payable in a single lump-sum payment promptly following the consummation of a qualifying strategic transaction, and (ii) a discretionary bonus to be determined by the Compensation Committee, in its sole discretion, prior to the earlier of a proxy solicitation in 2015 in relation to a qualifying strategic transaction or the consummation thereof.

On January 6, 2014, the Company’s board of directors appointed Richard Cohen as its Chief Financial Officer, and Michael Pollack resigned as the interim Chief Financial Officer of the Company, effective January 3, 2014. Mr. Cohen is serving as the Company’s Chief Financial Officer pursuant to an agreement with Chord Advisors LLC (“Chord”), of which Mr. Cohen is Chairman. In consideration for Mr. Cohen’s services, the Company has agreed to pay Chord a monthly fee of $20,000, $5,000 of which was initially payable in shares of the Company’s common stock. In April 2014, the Company modified this agreement to pay Chord a monthly fee of $20,000 in cash. The previous $15,000 payable in shares was forgiven by Chord.

Other Agreements

At the end of December, 2012, the Company entered into a Consulting Agreement with an entity wholly-owned by Mr. Kesner, pursuant to which the entity was issued 120,000 shares of common stock in exchange for services, as disclosed in Note 6.  Mr. Kesner was named the Company’s interim Chief Executive Officer in February 2013 and resigned the position effective September 10, 2013, the date the Merger completed.  In addition, during the year ended December 31, 2013 Mr. Kesner was issued 6,711 shares of common stock issued upon the cashless exercise of 9,391 warrants.  As disclosed in Note 6, Mr. Kesner was also paid $250,000 in connection with the Company’s completion of the Merger.  Sichenzia Ross Friedman Ference LLP (“SRFF”) previously provided legal services to the Company. SRFF invoiced the Company $449,935 and $737,987 for legal services rendered for the year ended December 31, 2014 and 2013, respectively.  In addition, as disclosed in Note 7, in January 2014, Mr. Kesner, a partner of SRFF, was awarded 75,000 non-qualified stock options (the “Director Options”) to acquire shares of the Company's common stock, 600,000 non-qualified options with a term of five (5) years and an exercise price of $5.83; and in April 2014, he was awarded 200,000 non-qualified options with a term of five (5) years and an exercise price of $2.86.  On May 28, 2014, Harvey Kesner resigned as a director of the Company. Pursuant to this resignation, 837,500 non-vested stock options were vested immediately.

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

Note 9.                                Commitments and Contingencies

Financing of Directors’ and Officers’ Insurance

The Company financed its Directors’ and Officers’ insurance policy for $0.1 million.  Payments are due monthly and the policy is for 12 months.  Finance charges for the 12 month period are nominal.  As of December 31, 2014, the Company owed approximately $0.1 million and such amounts were recorded in accrued expenses. The Company has made regular payments in accordance with this insurance policy.

Leases

As of December 31, 2013, the Company had office in Tysons Corner, Virginia, where it leased 837 of office space with a $1,883 monthly lease payment under lease agreement. Upon the expiration of this lease in August 2014, the Company’s Virginia operations were moved to Bethesda. The Company also has offices in Bethesda, Maryland, where it leases 5,000 square feet of office space with a $13,090 monthly lease payment under lease agreement. The Maryland lease runs from April 1, 2013 through March 31, 2018.

From December 2013 to July 2014, the Company leased office space in New York, NY on a month-to-month basis at a monthly rate of $6,000.

In June 2014, the Company opened a new office in Longview, Texas. The lease term of the Texas office runs from June 1, 2014 through May 31, 2015 at a monthly rate of $1,958.

In August 2014, the Company secured new office space in New York City, with a $4,990 monthly cost for a 12 month period.

In December 2014, the Company made the decision to accelerate the lease expense for Bethesda offices since the Bethesda facility is not adequate for the Company’s current needs and future sublets were not considered probable. The Company recognized $0.17 million estimated short-term lease liabilities and $0.41 million estimated long-term lease liabilities related to the acceleration of lease cost.

Future minimum rental payments required as of December 31, 2014, including Bethesda office lease obligation are as follows (in thousands):

Operating Lease
Year Ended December 31, 2015	218
Year Ended December 31, 2016	178
Year Ended December 31, 2017	183
Year Ended December 31, 2018	46
$625

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

Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership

The Company commenced a lawsuit against the landlord of the Bethesda, Maryland office claiming that the assignment of the lease to the purchaser of the Spherix Consulting business was permitted under the lease and seeking termination of the lease as a result of the landlord's failure to consent to such assignment.  The lawsuit, Spherix Incorporated v. Elizabethean Court Associates III Limited Partnership, Case No., 377142 was decided in favor of Elizabethean Court Associates III Limited Partnership (“Elizabethean”) on March 28, 2014.  On April 24, 2014, Elizabethean filed a motion for an award of attorneys’ fees and costs.  On September 18, 2014, the Company entered into a settlement agreement with Elizabethean and paid a $266,000 settlement fee relating to an award of attorneys’ fees and costs. In addition, the Company determined at December 31, 2014 that it was no longer going to realize a substantial economic benefit from the leased property in Bethesda, Maryland and as a result, has included the future remaining obligations under the lease agreement of approximately $580,000 in lease liabilities on the consolidated balance sheet.  Of the total remaining future obligations under the least agreement, $173,000 is during within the next 12 months.

LegalLink, Inc. v. Spherix Incorporated

On October 7, 2013, the Company received notice of a complaint filed in the Circuit Court of Montgomery County, Maryland, Case No.: 382667-V, in the matter of LegalLink Inc. vs. Spherix Incorporated. LegalLink, Inc., a Merrill Communications Company alleged that the Company failed to honor their contract regarding services provided by LegalLink, Inc. LegalLink, Inc. alleged that the Company owes them $47,000 for services rendered to the Company, that have gone unpaid.  In November 2013, the parties settled this case for $30,000.  This amounted was recorded as a component of professional fees during the year ended December 31, 2013.

Guidance IP LLC v. T-Mobile Inc., Case No. 2:14-cv-01066-RSM, in the United States District Court for the Western District of Washington.

On August 1, 2013, the Company’s wholly owned subsidiary Guidance initiated litigation against T-Mobile Inc. (“T-Mobile”) in Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”). The complaint alleges that T-Mobile has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent. The Company seeks relief in the form of a finding of infringement of the Asserted Patent, an accounting of all damages sustained by the Company as a result of T-Mobile’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 24, 2014, the United States District Court for the Middle District of Florida transferred the case to the United States District Court for the Western District of Washington (“the Court”). On July 14, 2014, the Court assigned the case a new case number, 2:14-cv-01066-RSM. On January 29, 2015, the Court issued an Order requiring the parties to serve Initial Disclosures by February 26, 2015 and submit a Joint Status Report and Discovery Plan to the Court by March 12, 2015, which were timely served and filed.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents were non-infringed and invalid. On December 5, 2013, The Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review of two of the Asserted Patents in the United States Patent and Trademark Office, which has not yet issued a decision regarding whether to institute the requested review. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court.  The Markman hearing was held on November 21 and 26, 2014.  Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas.

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review of two of the Asserted Patents in the United States Patent and Trademark Office, which has not yet issued a decision regarding whether to institute the requested review. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties.

Guidance IP LLC v. ATT Inc., Case No. 3:13-cv-04777, in the United States District Court for the Northern District of Texas.

On December 6, 2013, the Company’s wholly owned subsidiary Guidance initiated litigation against ATT Inc. (“ATT”) in Guidance IP LLC v. ATT Inc., Case No. 3:13-cv-04777, in the United States District Court for the Northern District of Texas for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”).  The complaint alleged that ATT has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent.  The Company sought relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of ATT’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On February 3, 2014, ATT filed its Answer with counterclaims requesting a declaration that the patents at issue were non-infringed and invalid.  On February 24, 2014, Guidance filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On March 7, 2014, the United States District Court for the Northern District of Texas entered a scheduling order.  The matter has now been resolved for an immaterial settlement amount and the parties filed a Joint Motion to Dismiss on August 7, 2014.  On August 13, 2014, the United States District Court for the Northern District of Texas granted the dismissal and terminated the case.

Charter Communications, Inc., Wideopenwest Finance LLC a/k/a Wow! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC, d/b/a Suddenlink Communications, and Cable One, Inc. v Rockstar Consortium US LP, Bockstar Technologies LLC, Constellation Technologies LLC, and Spherix Incorporated, Case No. 1:14-cv-00055-SLR, in the United States District Court for the District of Delaware.

On January 17, 2014, an action was filed by several cable operators in the United States District Court for the District of Delaware (No. 1:14-cv-00055-SLR) against Rockstar, Bockstar Technologies LLC, Constellation Technologies LLC and the Company (collectively, the “Defendants”).  The complaint was filed by Charter Communications, Inc., WideOpenWest Finance, LLC a/k/a WOW! Internet, Cable & Phone, Knology, Inc., Cequel Communications, LLC d/b/a Suddenlink Communications, and Cable One, Inc. (collectively, the “Plaintiffs”).  Plaintiffs are in the communications, cable and/or wireline industries and alleged that Rockstar has accused the Plaintiffs of practicing various communication and networking technologies (including many well-established technical standards), related to those industries. The complaint states that in many instances such technical standards are designed into the equipment Plaintiffs purchase from vendors, and must be implemented to interoperate with other communications providers and their end user customers. Rockstar owns (and since December 31, 2013, the Company owns) patents alleged to be infringed by Plaintiffs activities.  The relief sought against the Company is principally for a declaratory judgment that Plaintiffs do not infringe the patents, requiring that the Plaintiffs be granted a patent license, that the Company has misused the patents and it and the other Defendants have waived and are estopped from enforcing the patents in the marketplace, that the Company is liable to Plaintiffs for entering into an illegal conspiracy, and assessing corresponding damages, for direct and consequential damages, attorney’s fees and costs. The Company’s preliminary assessment is that the lawsuit is completely without merit and that it would defend its position vigorously if served.  On March 10, 2014 Rockstar filed a motion to dismiss the case for lack of jurisdiction and failure to state a cause of action.  On April 7, 2014, the Company also filed a motion to dismiss, in which it joined Rockstar’s motion and presented several other bases for dismissal as against the Company.  On June 5, 2014, the parties filed a Stipulation of Dismissal of the claims against Spherix.  On June 6, 2014, the United States District Court for the District of Delaware entered the dismissal and ordered the case terminated as to the Company.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed an amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with the Company. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, the Company and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by the Company to license Cisco on two unrelated patents, which Cisco had made against the Company on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF (see below).  On March 23, 2015, the Company filed its opposition to Cisco’s motion to consolidate.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, the Company initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed an amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with the Company. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, the Company filed its opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss.

Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF, in the United States District Court for the District of Delaware

On June 6, 2014, Defendant Cisco filed an amended complaint and counterclaim in which it added counterclaims against the Company in Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF, in the United States District Court for the District of Delaware (“the Court”).  The Company had previously not been named in this case, which had been pending since December 11, 2013. The asserted counterclaims request a declaratory judgment of non-infringement of two patents owned by the Company and contain other claims based on state law relating to alleged obligations by the Company to license Cisco to the two patents. On July 15, 2014, Bockstar filed a motion to dismiss Cisco’s counterclaims and requested a finding that Counterclaim-Defendants Constellation Technologies LLC, Rockstar Consortium US LP, and the Company had been improperly joined in the case. On August 25, 2014, the Company filed a Motion to Dismiss for failure to state a claim and for lack of jurisdiction over the subject matter. The Company also joined in the motion to dismiss previously filed by Bockstar. On September 11, 2014, Cisco filed its opposition to the Company’s motion to dismiss. The Court held a hearing on the motion to dismiss, among several other unrelated motions, on October 8, 2014. On October 10, 2014, the Court issued an Order relating to several issues in the case. In the Order, the Court stayed the counterclaims pending against the Company pending further order of the Court and stated it would decide the Company’s motion to dismiss in due course.  On January 30, 2015, Plaintiff Bockstar, Defendant/Counterclaim-Plaintiff Cisco, and Counterclaim-Defendants Constellation Technologies LLC and Rockstar Consortium US LP filed motions to dismiss the claims and counterclaims asserted between them, stating that they had been resolved.  On February 2, 2015, the Court granted the motions to dismiss filed by Bockstar, Cisco, Constellation and Rockstar.  On March 9, 2015, Cisco filed a motion to dismiss its counterclaims alleging non-infringement.  On March 9, 2015, Cisco also moved to consolidate its claims relating to alleged obligations by the Company to license Cisco into the pending case Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, filed by the Company on March 28, 2014 (see above).

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid.  On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016.  The Court also set an August 14, 2015 deadline to complete mediation.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, the Company filed an Amended Complaint in the case in which it added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, the Company filed its opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed an Answer to the Company’s Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2015, the Court set the case for a five day trial beginning on May 18, 2015.  On January 9, 2015, the Company and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions.  On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing.  On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs.  On March 16, 2015, the Court held the Markman hearing as scheduled.  On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 11, 2015.

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

Registration Penalty

As stipulated in the Registration Rider of the December 2013 Rockstar patent acquisition agreement, the Company was required to both (i) file a registration statement for the securities issued as consideration in the agreement by February 3, 2014 (unless a later date was consented to by Rockstar), and (ii) such registration statement was to be declared effective by the SEC within 60 days after its filing.  Failure to comply with the registration requirement required that the Company issue to Rockstar additional consideration (“Additional Rockstar Shares”) in the form of shares of common stock equal to five percent of the number of shares of common stock and Series H Preferred Stock (taken together) issued to Rockstar (subject to certain beneficial ownership restrictions).  Additionally, if the issuance of “Additional Rockstar Shares” would have resulted in violation of certain beneficial ownership limitations, then the issuance of such “Additional Rockstar Shares” would be deferred until such time as the issuance would not cause Rockstar to exceed the applicable Beneficial Ownership set out with in the agreement.

The Company filed a registration statement with the SEC that was not declared effective within the sixty day time period stipulated in the Registration Rider. The registration statement was not declared effective until April 16, 2014.  As a result, in April 2014, the Company issued Rockstar 239,521 shares of common stock with a grant date fair value of approximately $0.7 million. The amount of expense recorded by the Company was determined at the time the Company failed to have the registration statement declared effective, or April 4, 2014.

Note 10.                               Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2014	2013
Federal
Current	$-	$-
Deferred	5,453	(3,556)
Increase in valuation allowance	(5,453)	3,556

State and Local
Current	-
Deferred	(44)	(644)
Increase in valuation allowance	44	644
Change in valuation allowance	(5,409)	4,200
Income tax provision (benefit)	$-	$-

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
U.S. statutory federal rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(3.43)	(3.43)
Other Permanent Differences	0.11	1.48
Change in Derivative Liability	(0.06)	5.45
Reduction due to sale of subsidiary	-	7.12
Reduction due to change in NOL	55.1	-
	17.72	(23.38)
Valuation Allowance	(17.72)	23.38
Income tax provision (benefit)	-%	-%

At December 31, 2014 and 2013, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following (in thousands):

	For the Years Ended December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforward	$4,992	$17,666
Stock-based compensation	8,087	3,688
Patent portfolio and other	2,865	-
Total deferred tax assets	15,944	21,354
Valuation allowance	(15,944)	(21,354)
Deferred tax assets, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2014 and 2013. As of December 31, 2014, the change in valuation allowance is approximately $5.4 million.

As of December 31, 2014, the Company had federal and state net operating loss carryovers of approximately $11 million, which expire in 2034. During 2014, management analyzed the likelihood of utilization of NOL.  As a result of that analysis, the gross deferred tax asset was reduced to approximately $5 million and only NOLs of approximately $11 million are deemed available for potential carryover. The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations.  The Company’s ability to utilize the net operating loss may be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL’s before utilization.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2014 and 2013, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns. As of December 31, 2014, the Company’s U.S. and state tax returns (New York and Maryland) remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2011. At this time, the Company's 2013 federal tax return has been selected for examination by the Internal Revenue Service.  The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

Note 11.                               Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

Restricted Stock Awards

On January 5, 2015, the Company issued 2,500 shares of fully vested common shares to an employee.

NASDAQ Bid Price Initial Notification

On March 24, 2015, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock (the “Common Stock”) for the last 30 consecutive business days, the Common Stock no longer meets the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). The Notice has no immediate effect on the listing of the Company’s Common Stock on the Nasdaq Capital Market.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until September 21, 2015, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, the minimum closing bid price per share of the Company’s Common Stock must be at least $1.00 for a minimum of ten consecutive business days.

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

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014. The Company has a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and concluded that the Company's disclosure controls and procedures were not effective. In making this assessment, our management used the 1992 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Under COSO criteria, a material weakness exists if there is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2014: was that the Company has inadequate segregation of duties consistent with control objectives.

(1)	The Company has inadequate segregation of duties consistent with control objectives.
(2)	Lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year, or our Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

 Marcum LLP for Fiscal 2014

           The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Rights Agreement dated as of January 24, 2013, between Spherix Incorporated and Equity Stock Transfer, LLC (incorporated by reference to Form 8-K filed January 30, 2013)

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Form 8-K filed on March 7, 2013)

4.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Form 8-K filed on April 4, 2013)

4.5	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Form 8-K filed on November 29, 2013)

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series F-1 Convertible Preferred Stock (incorporated by reference to Form 8-K filed on November 26, 2013)

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (incorporated by reference to Form 8-K filed on January 2, 2014)

4.8	Certificate of Designation of Preferences, Rights and Limitations of Series I Redeemable Convertible Preferred Stock (incorporated by reference to Form 8-K filed on January 2, 2014)

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (incorporated by reference to Form 8-K/A filed on June 2, 2014)

4.10	Form of Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.11	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

10.1	1997 Stock Option Plan (incorporated by reference from the Company’s Proxy Statements for its May 1998, May 2001, May 2005, November 2011 and August 2012 annual meetings, as filed with the Commission)

10.2	2012 Equity Incentive Plan (incorporated by reference from the Company’s Information Statement on Form DEF 14c filed November 26, 2012)

10.3	Lease Agreement dated October 4, 2007, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 10-Q filed November 19, 2007)

10.4	Amendment to Office Building Lease, between Elizabethean Court Associates III Limited Partnership and the Company (incorporated by reference to Form 8-K filed March 23, 2012)

10.5	License Agreement dated June 22, 2010 between the University of Kentucky Research Foundation and Biospherics Incorporated (incorporated by reference to Form 10-K filed March 29, 2012)

10.6	Warrant Exchange Agreement dated March 1, 2013 between the Company and certain investors (incorporated by reference to Form 8-K filed March 7, 2013)

10.7	Agreement and Plan of Merger dated April 2, 2013 (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.8	Spherix Incorporated 2013 Equity Incentive Plan (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.9	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.10	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed March 28, 2014)

10.11	First Amendment to Agreement and Plan of Merger dated August 30, 2013 (incorporated by reference to the Form 8-K filed on September 4, 2013)

10.12	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.13	Employment Agreement between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on September 13, 2013)

10.14	Indemnification Agreement between Spherix Incorporated and Alexander Poltorak (incorporated by reference to the Form 8-K filed on October 29, 2013)

10.15	Indemnification Agreement between Spherix Incorporated and Richard Cohen (incorporated by reference to the Form 8-K filed on January 9, 2014)

10.16	Indemnification Agreement between Spherix Incorporated and Jeffrey Ballabon (incorporated by reference to the Form 8-K filed on June 13, 2014)

10.17**	Patent Purchase Agreement between Spherix Incorporated and Rockstar Consortium US LP, including Amendment No. 1 thereto (incorporated by reference to the Form 8-K/A filed on November 19, 2013)

10.18	Form of Series F Exchange Agreement (incorporated by reference to the Form 8-K filed on November 26, 2013)

10.19	Form of Series D Exchange Agreement (incorporated by reference to the Form 8-K filed on December 30, 2013)

10.20	Form of Voting and Support Agreement (incorporated by reference to the Form 8-K filed on January 2, 2014)

10.21	Confidential Patent Purchase Agreement dated December 31, 2013 between Spherix Incorporated and Rockstar Consortium US LP (incorporated by reference to the Form S-1/A filed January 21, 2014)

10.22	Form of Lockup Agreement (incorporated by reference to the Form 8-K filed January 27, 2014)

10.23	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.24	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.25	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on May 29, 2014)

10.26*	Letter of Agreement, dated January 6, 2014, between Spherix Incorporated and Chord Advisors, LLC

10.27*	Letter of Agreement, dated April 11, 2014, between Spherix Incorporated and Chord Advisors, LLC

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP, Independent Auditors

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: March 30, 2015	By: /s/ Anthony Hayes Anthony Hayes Director and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2015	By: /s/ Richard Cohen Richard Cohen Chief Financial Officer (Principal Financial and Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes Anthony Hayes	Chief Executive Officer and Director	March 30, 2015

/s/ Jeffrey Ballabon Jeffrey Ballabon/	Director	March 30, 2015

/s/ Alexander Poltorak Alexander Poltorak	Director	March 30, 2015

/s/ Robert J. Vander Zanden Robert J. Vander Zanden	Chairman of the Board	March 30, 2015
/s/ Douglas T. Brown Douglas T. Brown	Director	March 30, 2015