Form 10-K/A
period 2014-12-31
SPHERIX INC
filed 2015-04-30
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

There were 28,611,967 shares of the Registrant’s Common Stock outstanding as of April 22, 2015.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015 (the “Original Filing”), for the purpose of including the information required by Part III of Form 10-K. This information was permitted to have been incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, if such proxy statement had been filed with the SEC within 120 days of our 2014 fiscal year-end.  In addition, this Amendment No. 1 amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer as required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, this Amendment No. 1 does not update or modify any of the information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.  Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Amendment No. 1 contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward looking statements are often identified by the words “will,” “may,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and words of similar import.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, including those described in “Risk Factors” in Item 1A of the Original Filing that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

All references in this Amendment No. 1 to “we,” “us,” “our” and the “Company” refer to Spherix Incorporated, a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

TABLE OF CONTENTS

Explanatory Note	1

Forward-Looking Statements	1

PART III

Item 10: Directors, Executive Officers and Corporate Governance	2
Item 11: Executive Compensation	4
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	6
Item 13: Certain Relationships and Related Transactions, and Director Independence	8
Item 14: Principal Accounting Fees and Services	8

PART IV

Item 15: Exhibits, Financial Statement Schedules	8

Signature Page	9

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following table sets forth the name, age and position of each current director of the Company.

			Director
Name	Age	Position	Since
Robert J. Vander Zanden (1)(2)(3)	69	Director, and Chairman of the Board	2004
Anthony Hayes	47	Chief Executive Officer and Director	2013
Douglas T. Brown (1)(2)(3)	61	Director	2004
Alexander Poltorak	57	Director	2013
Jeffrey Ballabon (1)(2)(3)	52	Director	2014
___________________________
(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating Committee.

The biographies of our current directors are as follows:

Dr. Robert J. Vander Zanden

Dr. Robert J. Vander Zanden, a Board member since 2004, having served as a Vice President of R&D with Kraft Foods International, brings a long and distinguished career in applied technology, product commercialization, and business knowledge of the food science industry to us. Additionally, Mr. Vander Zanden has specific experience in developing organizations designed to deliver against corporate objectives. Dr. Vander Zanden holds a Ph.D. in Food Science and an M.S. in Inorganic Chemistry from Kansas State University, and a B.S. in Chemistry from the University of Wisconsin – Platteville, where he was named a Distinguished Alumnus in 2002. In his 30-year career, he has been with ITT Continental Baking Company as a Product Development Scientist; with Ralston Purina’s Protein Technology Division as Manager Dietary Foods R&D; with Keebler as Group Director, Product and Process Development (with responsibility for all corporate R&D and quality); with Group Gamesa, a Frito-Lay Company, as Vice President, Technology; and with Nabisco as Vice President of R&D for their International Division. With the acquisition of Nabisco by Kraft Foods, he became the Vice President of R&D for Kraft’s Latin American Division. Dr. Vander Zanden retired from Kraft Foods in 2004. He currently holds the title of Adjunct Professor and Lecturer in the Department of Food, Nutrition and Packaging Sciences at Clemson University, where he also is a member of their Industry Advisory Board. His focus on achieving product and process innovation through training, team building and creating positive working environments has resulted in his being recognized with many awards for product and packaging innovation. Dr. Vander Zanden is not now, nor has he been for the past five years, a director of a public, for-profit company other than us. Mr. Vander Zanden executive experience provides him with valuable business expertise which the Board believes qualifies him to serve as a director of the Company.

Anthony Hayes

Mr. Anthony Hayes, a director and Chief Executive Officer since 2013, has served as the Chief Executive Officer of North South since March 2013 and, since June 2013, as a consultant to our Company. Mr. Hayes was the fund manager of JaNSOME IP Management LLC and JaNSOME Patent Fund LP from August 2012 to August 2013, both of which he co-founded. Mr. Hayes was the founder and Managing Member of Atwater Partners of Texas LLC from March 2010 to August 2012 and a partner at Nelson Mullins Riley & Scarborough LLP from May 1999 to March 2010. Mr. Hayes received his Juris Doctorate from Tulane University School of Law and his B.A. in Economics from Mary Washington College. The Board believes Mr. Hayes is qualified to serve as a director of the Company based on his expansive knowledge of, and experience in, the patent monetization sector, as well as because of his intimate knowledge of the Company through his service as Chief Executive Officer.

Douglas T. Brown

Mr. Douglas T. Brown, a Board Member since 2004, brings to the Board a broad understanding of financial statements, financial markets, and other business aspects. He is currently Senior Vice President and Manager of the Corporate Banking Government Contracting Group for PNC Bank N.A., Washington, DC. Mr. Brown has been with PNC and its predecessor bank, Riggs Bank, since 2001 and previously worked for Bank of America, N.A. and its predecessor banks for 16 years as a Loan Officer, as well as a manager of Loan Officers in the Mid-Atlantic region.  Subsequent to 1990, the majority of Mr. Brown’s customers are companies that provided services to the Federal Government and State governments. Mr. Brown holds a B.A. degree in Political Science from American University and a graduate degree from The Stonier Graduate School of Banking at the University of Delaware. He is not now, nor has he been for the past five years, a director of a public, for-profit company other than us. Mr. Brown’s executive corporate finance experience provides him with valuable expertise which the Board believes qualifies him to serve as a director of our Company.

Alexander Poltorak

Mr. Alexander Poltorak, a Board member since October 2013, is a Certified Licensing Executive and listed in IAM 300 Leading IP Experts in the world. He has served as the Chairman and Chief Executive Officer of General Patent Corp., an intellectual property management firm focusing on IP strategy and valuation, patent licensing, enforcement and brokerage, since 1989 and as the Managing Director of IP Holdings LLC, an affiliate of General Patent Corp, since 2000.  Prior to founding General Patent Corp., Mr. Poltorak served as the President and Chief Executive Officer of Rapitech Systems, Inc., a publicly-traded computer technology company, was an Assistant Professor of Physics at Touro College and Assistant Professor of Biomathematics at Cornell University Medical College.  He served as an Adjunct Professor of Law at the Globe Institute for Technology and was a guest-lecturer on Intellectual Property Law and Economics at the Columbia University School of Engineering and Columbia Business School. Mr. Poltorak served on the advisory board of Patent Strategy & Management and is the Founder and President of non-for-profit American Innovators for Patent Reform (AIPR). He was US Co-chair of the subcommittee on Information Exchange of the US-USSR Trade and Economic Counsel. Additionally, Mr. Poltorak is the author of two books and numerous articles on the law and economics of patents. The Board believes Mr. Poltorak is qualified to serve as a director of the Company based on his expansive knowledge of, and experience in, the management of intellectual property, particularly patents.

Jeffrey Ballabon

Mr. Jeffrey Ballabon, a Board member since 2014, is a consultant specializing in government relations and strategic communications with experience and expertise in litigation support and management as well as the practice and policy of patent monetization. From 2011 to 2012, Mr. Ballabon was CEO of patent monetization company Innovative Communications Technologies, Inc., where he managed litigation and licensing efforts that ultimately led to the company’s spin-off as a successful public company (NYSE: STRP). He is well known in New York and Washington for expertise in both public policy and media strategy. He previously headed communications, government relations and public policy departments of major media corporations including CBS News (SVP Communications, 2009-2011), Primedia and Court TV. A graduate of Yale Law School, Mr. Ballabon twice has been a Presidential Appointee and served as Legislative Counsel to US Senator John Danforth (R-MO) and as Republican Counsel to the Consumer Subcommittee of the US Senate Committee on Commerce, Science, and Transportation.  Currently, he serves on the Executive Committee of the Federalist Society’s Intellectual Property Practice Group and is a member of the Board of Directors of American Innovators for Patent Reform.  Mr. Ballabon’s extensive experience in the patent monetization space provides him with valuable expertise which the Board believes qualifies him to serve as a director of our Company.

Executive Officers

The names of our executive officers and their ages, positions, and biographies as of March 20, 2015 are set forth below. Mr. Hayes’ background is discussed above under the section Directors.

Name	Age	Position
Anthony Hayes	47	Chief Executive Officer and Director
Richard Cohen	62	Chief Financial Officer

Mr. Richard Cohen

Mr. Cohen joins Spherix after spending three years with CorMedix Inc., where he served as President, and a member of its board. Mr. Cohen has extensive experience from serving as a member of the board of directors, including chairman of the audit committee, for publically listed companies (Rodman & Renshaw Capital Group, Inc., DirectMarkets Holdsings Corp., Dune Energy, HelixBioMedix and Green Asia Resources). During 2014, Mr. Cohen served as a member of the board of directors of Helix BioMedix and PredictiveLenz. In addition, Mr. Cohen has significant experience as an executive officer of publically listed companies and has held positions of CFO, president and CEO with General Media, National Auto Credit, CorMedix and Dune Energy. Mr. Cohen has a background as an investment banker and has successfully raised hundreds of millions of dollars, both as a company executive and banker. He received his MBA from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and anyone who beneficially owns ten percent (10%) or more of our Common Stock, par value $0.0001 per share (“Common Stock”), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Anyone required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2014 and (ii) certain written representations of our officers and directors, we believe that the following filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2014 were not filed in a timely manner.

•	Form 3 for Mr. Cohen within 10 days of becoming an executive officer of the Company on January 6, 2014;
•	Form 3 for Mr. Ballabon within 10 days of becoming a director of the Company on June 9, 2014;
•	One Form 4 reporting one grant of stock options awarded to Mr. Poltorak on July 3, 2014;
•	One Form 4 reporting one grant of stock options awarded to Mr. Hayes on July 3, 2014;
•	One Form 4 reporting one grant of stock options awarded to Mr. Brown on July 3, 2014; and
•	One Form 4 reporting one grant of stock options awarded to Mr. Vander Zanden on July 3, 2014.

Code of Ethics

We have adopted a Code of Ethics, which is available on our website at www.spherix.com.

Audit Committee

We have a standing Audit Committee. The Audit Committee members are Mr. Brown, Chair, Dr. Vander Zanden and Mr. Ballabon. The Committee has authority to review our financial records, deal with our independent auditors, recommend financial reporting policies to the Board, and investigate all aspects of our business. The Audit Committee Charter is available for your review on our website at www.spherix.com. Each member of the Audit Committee satisfies the independence requirements and other criteria established by NASDAQ and the SEC applicable to audit committee members. The Board has determined that Mr. Brown meets the requirements of an audit committee financial expert as defined in the SEC and NASDAQ rules.

Item 11. EXECUTIVE COMPENSATION

The following Summary of Compensation table sets forth the compensation paid by our Company during the two years ended December 31, 2014, to all Executive Officers earning in excess of $100,000 during any such year.

Summary of Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Hayes, Chief Executive Officer (2)	2014	350,000	250,000	-	805,651	-	-	6,400	1,412,051
	2013	92,885	200,000	-	4,885,558	-	-	-	5,178,443

Harvey Kesner, Interim CEO and Director (3)	2014	14,250	-	-	2,244,944	-	-	14,250	2,273,444
	2013	-	-	-	8,531,674	-	-	423,300	8,954,974

Robert Lodder, Former President (4)	2014	-	-	-	-	-	-	-	-
	2013	126,424	-	-	-	-	-	233,398	359,822

Richard Cohen, Chief Financial Officer (5)	2014	240,000	-	-	-	-	-	-	240,000
	2013	-	-	-	-	-	-	-	-

Robert Clayton CFO, Treasurer and Corporate Secretary (6)	2014	-	-	-	-	-	-	-	-
	2013	135,255	-	-	-	-	-	212,180	347,435

(1)	Awards pursuant to the Spherix Incorporated 2013 Incentive Compensation Plan and 2014 Plan.

(2)
In 2013, Mr. Hayes received a $100,000 signing bonus, a $100,000 annual bonus and 750,000 stock options valued on the date of grant in accordance with ASC Topic 718.  On January 28, 2014, the Compensation Committee adopted a resolution intended to grant Mr. Hayes 300,000 stock options with a term of five years and an exercise price of $5.83 that would be subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes. The parties failed to reach agreement prior to the date of this Annual Report on From 10-K and accordingly the stock options subject to specific performance targets were determined not to be issued, but may be issued at a future date at the discretion of the Compensation Committee. In accordance with the ASC Topic 718 the failure to finalize performance targets result in the stock options not being considered to have been granted and therefore not outstanding.  On April 3, 2014, Mr. Hayes received 500,000 stock options with a term of five years and valued on the date of grant, with 50% vesting immediately and the remaining 50% vesting upon our Company’s receipt of gross proceeds of at least $30 million by April 3, 2015 from an offering of its securities. On June 30, 2014, Mr. Hayes received a bonus in the aggregate amount of $250,000.  On July 3, 2014, Mr. Hayes received 100,000 stock options with a term of five years and an exercise price of $1.79, vesting immediately.  Mr. Hayes also received $6,400 in cash for his service as a director of our Company during 2014. All stock options to Mr. Hayes were granted in accordance with ASC Topic 718.

(3)
Mr. Kesner served as our interim Chief Executive Officer from February 27, 2013 to September 10, 2013.  Mr. Kesner was paid $14,250 as compensation for his Board of Director duties during 2014.  During 2013, Mr. Kesner was paid $150,000 as compensation for his CEO duties and $23,300 as compensation for his Board of Director duties.  Other Compensation includes $250,000 consulting fee paid to Paradox Capital Partners in 2013, a firm of which Mr. Kesner is manager and member, for services rendered in the merger of North South.  Mr. Kesner’s compensation does not include legal fees paid to a law firm with which Mr. Kesner is associated, in the amount of $557,483 and $815,981 as of December 31, 2014 and 2013, respectively.  On January 28, 2014, Mr. Kesner received 675,000 stock options with a term of five years and an exercise price of $5.83, vesting immediately on the date of issue. On April 3, 2014, Mr. Kesner received 200,000 stock options with a term of five years, valued on the date of grant and vesting immediately. Mr. Kesner resigned his positions as Director on May 28, 2014. Pursuant to his resignation, the Board approved the accelerated vesting of 837,500 previously granted stock options to vest on the date of Mr. Kesner’s resignation. All stock options to Mr. Kesner were granted in accordance with ASC Topic 718.

(4)	Mr. Lodder resigned as our President in February 2013. We paid Mr. Lodder severance of $233,398 as required by the terms of his prior employment agreement.

(5)
Mr. Cohen was appointed our Chief Financial Officer on January 6, 2014.  In consideration for Mr. Cohen’s services, we agreed to pay Chord Advisors LLC (“Chord”), of which Mr. Cohen is chairman, a monthly fee of $20,000 ($5,000 of which was payable in shares of our Common Stock).  In April 2014, we modified this agreement to pay Chord a monthly fee of $20,000 in cash, and no fees were paid to Chord in the form of our Common Stock.

(6)
Mr. Clayton resigned as Chief Financial Officer, Treasurer and Corporate Secretary in March 2013.  We paid Mr. Clayton a severance of $212,180 as required by the terms of his prior employment agreement.

Outstanding Equity Awards at December 31, 2014

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Anthony Hayes	687,500	62,500	$7.08	04/01/2023	-	-
	250,000	250,000	$2.86	04/03/2019	-	-
	100,000	-	$1.79	07/15/2019	-	-
Richard Cohen	-	-	$-	-	-	-

Potential Payment upon Termination or Change in Control

Under the September 10, 2013 Employment Agreement with Mr. Hayes, we have agreed to, in the event of termination by us without “cause” or pursuant to a change in control, grant Mr. Hayes, in addition to reimbursement of any documented, unreimbursed expenses incurred prior to such date, (i) any unpaid compensation and vacation pay accrued during two years commencing on September 10, 2013 or any then applicable extension of the term of Mr. Hayes’ employment, and any other benefits accrued to him under any of our benefit plans outstanding at such time, (ii) twelve (12) months base salary at the then current rate to be paid in a single lump sum within sixty (60) days of Mr. Hayes’ termination, (iii) continuation for a period of twelve (12) months of any benefits as extended to our executive officers from time to time and (iv) payment on a pro rata basis of any annual bonus or other payments earned in connection with any bonus plans to which Mr. Hayes was a participant as of the date of termination. In addition, any options or restricted stock shall be immediately vested upon termination of Mr. Hayes’s employment without “cause” or pursuant to a change in control. Pursuant to the January 6, 2014 letter Agreement with Chord, as amended on April 29, 2014, in the events of termination of Chord’s engagement, all compensation accrued prior to such termination will become due and payable promptly.

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

On January 6, 2014, the Company’s board of directors appointed Richard Cohen as its Chief Financial Officer, and Michael Pollack resigned as the interim Chief Financial Officer of the Company, effective January 3, 2014.  Mr. Cohen is serving as the Company’s Chief Financial Officer pursuant to an agreement with Chord Advisors LLC (“Chord”), of which Mr. Cohen is Chairman.  In consideration for Mr. Cohen’s services, the Company has agreed to pay Chord a monthly fee of $20,000, $5,000 of which was initially payable in shares of Common Stock.  In April 2014, the Company modified this agreement to pay Chord a monthly fee of $20,000 in cash.  The previous $15,000 payable in shares was forgiven by Chord.

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2014.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Ballabon	$22,375	-	-	-	-	-	22,375
Douglas T. Brown(1)	$51,800	-	390,764	-	-	-	442,564
Edward Karr(2)	48,400	-	651,013	-	-	-	699,413
Robert J. Vander Zanden(3)	$56,000	-	390,764	-	-	-	446,764
Alexander Poltorak(4)	$41,000	-	351,214	-	-	-	392,214

(1)	Mr. Brown was paid $51,800 in compensation for his duties as a director. On January 28, 2014, Mr. Brown received 75,000 stock options with a term of five years and an exercise price of $5.83, with 50% vesting on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as Mr. rBrown has not been removed for cause. On July 3, 2014, Mr. Brown received 200,000 stock options with a term of five years and an exercise price of $1.79, vesting immediately.
(2)	Mr. Karr was paid $48,400 in compensation for his duties as a director. On January 28, 2014, Mr. Karr received 275,000 stock options with a term of five years and an exercise price of $5.83, with 200,000 vesting on the date of issue and the remaining 75,000 vesting in two equal installments with 50% vesting on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as he has not been removed for cause. On April 3, 2014, Mr. Karr received 100,000 stock options with a term of five years, valued on the date of grant and vesting immediately. On July 3, 2014, Mr. Karr received 200,000 stock options with a term of five years and an exercise price of $1.79, vesting immediately. Mr. Karr resigned his positions as Director on December 15, 2014. Pursuant to his resignation, the Board approved the accelerated vesting of 137,500 previously granted stock options to vest on the date of Mr. Karr’s resignation.
(3)	Mr. Vander Zanden was paid $56,000 for his duties as a director. On January 28, 2014, Mr. Vander Zanden received 75,000 stock options with a term of five years and an exercise price of $5.83, with 50% vesting on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as Mr. Vander Zanden has not been removed for cause. On July 3, 2014, Mr. Vander Zanden received 200,000 stock options with a term of five years and an exercise price of $1.79, vesting immediately.
(4)	Mr. Poltorak was paid $41,000 in compensation for his duties as a director. On January 28, 2014, Mr. Poltorak received 75,000 stock options with a term of five years and an exercise price of $5.83, with 50% vesting on the date of issue and the remaining 50% on the one year anniversary of the date of issue so long as Mr. Poltorak has not been removed for cause. On April 3, 2014, Mr. Poltorak received 75,000 stock options with a term of five years , valued on the date of grant and vesting immediately. On July 3, 2014, Mr. Poltorak received 200,000 stock options with a term of five years and an exercise price of $1.79, vesting immediately.

All the above stock options were granted in accordance with ASC Topic 718.

Non-employee directors received the following annual compensation for service as a member of the Board for the fiscal year ended December 31, 2014:

Annual Retainer	$25,000	To be paid in cash at May Board Meeting annually.
Stock Options	75,000
Options to acquire shares of our Common Stock, pursuant to and subject to the available number of shares under the 2014 Plan, to be granted on the date of our Annual Meeting. The options will have an exercise price equal to the closing price on the trading day immediately preceding the date of issuance and be exercisable for a period of five (5) years. The options will vest in two equal annual installments with 50% vesting immediately on the date of issue and the remaining 50% on the one year anniversary of the date of the issue, so long as the director has not been removed for cause.

Board Meeting Fees	$2,500	To be paid for all in-person Board Meetings. Members must be present to be paid.
Committee Meeting Fees	$800	To be paid for all in-person Committee Meetings. Members must be present to be paid.
Teleconference Fees	$800 $300
To be paid for all teleconferences called by either the Chairman of the Board, the President, or by the Chairman of the relevant Committee.  Members must be on-line to be paid. The fee is $800 for teleconferences during which formal action was taken and $300 for teleconferences during which no formal action was taken.

Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.
Additional Retainer	$3,000	To be paid to the Chairman of the Audit Committee annually.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,298,877 (1)	$ 4.97	1,672,928 (2)
Equity compensation plans not approved by security holders	-		-
Total	5,298,877		1,672,928

(1)
Consists of options to acquire 7,163 shares of our Common Stock under the 2012 Equity Incentive Plan, 2,006,714 shares of our Common Stock under the 2013 Equity Incentive Plan and 3,285,000 under the 2014 Equity Incentive Plan.

(2)	Consists of shares of Common Stock available for future issuance under our equity incentive plan or any other individual compensation arrangement.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 22, 2015 by (i) each person (including any group) known to us to own more than 5% of our Common Stock and (ii) our officers and directors as a group. As of April 22, 2015, there were 28,611,967 shares of Common Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)	Percent of Class Beneficially Owned (2)
Executive Officers and Directors
Common	Robert J. Vander Zanden	351,302 (3)	1.21%
Common	Anthony Hayes	1,123,081(4)	3.78%
Common	Douglas T. Brown	351,304 (5)	1.21%
Common	Jeffrey Ballabon	-	*
Common	Alexander Poltorak	351,214 (6)	1.21%
Common	Richard Cohen	-	*
Common	All Directors and Officers as a Group (6 persons)	2,176,901	7.08%

*	Less than 1% of the outstanding shares of the Company Common Stock.

(1)
Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)
Based on 28,611,967 shares of our Common Stock outstanding as of April 22, 2015 and takes into account the beneficial ownership limitations governing the Series C Preferred Stock, Series D Preferred Stock, Series D-1 Preferred Stock, Series H Preferred Stock and Series I Preferred Stock. Beneficial ownership limitations on our Series H Preferred Stock and Series I Preferred Stock prevents the conversion or voting of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock or other voting stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 4.99% of all of the Common Stock outstanding at such time.

(3)	Includes 143 shares of Common Stock and 351,159 options for purchase of Common Stock exercisable within 60 days of April 22, 2015.

(4)	Includes 23,081 shares of Common Stock and 1,100,000 options for purchase of Common Stock exercisable within 60 days of April 22, 2015.

(5)	Includes 144 shares of Common Stock and 351,160 options for purchase of Common Stock exercisable within 60 days of April 22, 2015.

(6)	Consists of 351,214 options for purchase of Common Stock exercisable within 60 days of April 22, 2015.

Effective January 24, 2013, our Company and Equity Stock Transfer, LLC, as Rights Agent, entered into a Rights Agreement which provides each stockholder of record a dividend distribution of one “right” for each outstanding share of Common Stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our Common Stock, or (2) the commencement of a tender offer which would result in an offer or beneficially owning 10% or more of our outstanding Common Stock.  All rights held by an acquirer or offer or expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2017, subject to further extension. Each right entitles a stockholder to acquire, at a price of $7.46 per one one-hundredth of a share of our Series A Preferred Stock, subject to adjustments, which carries voting and dividend rights similar to one share of our Common Stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement. At the discretion of a majority of the Board of Directors and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of Mr. Douglas T. Brown, Mr. Anthony Hayes, Dr. Robert J. Vander Zanden, Mr. Jeff Ballabon and Mr. Alexander Poltorak.  The Board of Directors has determined that Dr. Robert J. Vander Zanden, Mr. Douglas T. Brown, Mr. Jeff Ballabon and Mr. Alexander Poltorak are independent directors within the meaning of the applicable NASDAQ rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

Richard Cohen was appointed our Chief Financial Officer on January 6, 2014.  In consideration for Mr. Cohen’s services, we agreed to pay Chord, of which Mr. Cohen is chairman and an equity owner, a monthly fee of $20,000 ($5,000 of which was payable in shares of our Common Stock).  In April 2014, we modified this agreement to pay Chord a monthly fee of $20,000 in cash, and no fees were paid to Chord in the form of our Common Stock.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditor

The following table sets forth the fees paid by our Company to Marcum LLP for audit and other services provided in 2014 and 2013.  The fees classified as audit-related fees relate to professional services rendered for the audit of North South Holdings, Inc. financial statements for the period ended December 31, 2012.

	2014	2013

Audit Fees	$259,070	$346,343
Audit Related Fees	$-	$34,500
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$259,070	$380,843

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2014 and 2013.  Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the Exhibit Index of the Original Filing are incorporated by reference into this Amendment No. 1, and the exhibits listed in the Exhibit Index to this Amendment No. 1 are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)
Date: April 30, 2015	By: /s/ Anthony Hayes Anthony Hayes Director and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2015	By: /s/ Richard Cohen Richard Cohen Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002