Form 10-Q
period 2015-03-31
SPHERIX INC
filed 2015-05-08
CIK 12239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2015

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
Large Accelerated Filer [   ]  Accelerated Filer [   ]  Non-accelerated Filer [   ]  Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2015
Common Stock, $0.0001 par value	28,611,967 shares

Spherix Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2015

-i-

Part I.  Financial Information
Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$111	$805
Marketable securities	2,861	3,500
Prepaid expenses and other assets	71	107
Total current assets	3,043	4,412

Property and equipment, net	4	4
Patent portfolios	52,582	55,004
Goodwill	1,712	1,712
Deposit	26	26
Total assets	$57,367	$61,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$674	$728
Accrued salaries and benefits	634	329
Short-term lease liabilities	174	173
Total current liabilities	1,482	1,230

Long-term lease liabilities	363	407
Total liabilities	1,845	1,637

Series I redeemable preferred stock, $0.0001 par value; 35,541 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; liquidation preference of $167 per share	5,935	5,935

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at March 31, 2015 and December 31, 2014; liquidation preference $0.0001 per share
Convertible preferred stock	-	-
Series C: 1 share issued and outstanding at March 31, 2015 and December 31, 2014; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively; liquidation preference $0.0001 per share	-	-
Series H: 439,043 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at March 31, 2015 and December 31, 2014; liquidation preference $0.0001 per share	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 28,612,195 and 28,609,695 shares issued at March 31, 2015 and December 31, 2014, respectively; 28,611,967 and 28,609,467 shares outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	137,742	137,655
Treasury stock, at cost, 228 shares at March 31, 2015 and December 31, 2014, respectively	(264)	(264)
Accumulated deficit	(87,894)	(83,808)
Total stockholders' equity	49,587	53,586
Total liabilities and stockholders' equity	$57,367	$61,158

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$2	$4

Operating costs and expenses
Amortization of patent portfolio	2,422	2,428
Compensation and related expenses (including stock-based compensation)	719	3,532
Professional fees	729	1,150
Rent	22	67
Other selling, general and administrative	226	836
Total operating expenses	4,118	8,013
Loss from operations	(4,116)	(8,009)

Other income
Other income, net	30	46
Total other income	30	46

Net loss	$(4,086)	$(7,963)

Net loss per share, basic and diluted	$(0.14)	$(1.66)

Weighted average number of common shares outstanding,
Basic and diluted	28,611,855	4,789,596

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,086)	$(7,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	2,422	2,428
Non-cash registration rights penalty	-	700
Fair value adjustment for warrant liabilities	-	(40)
Stock-based compensation	87	3,396
Unrealized gain on marketable securities	57	-
Changes in assets and liabilities:
Marketable securities	582	-
Prepaid expenses and other assets	36	44
Accounts payable and accrued expenses	(54)	69
Accrued salaries and benefits	305	(156)
Accrued lease liabilities	(43)	-
Net cash used in operating activities	(694)	(1,522)

Cash flows from investing activities
Payment of accrued patent costs	-	(1,000)
Net cash used in investing activities	-	(1,000)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	-	3,900
Net cash provided by financing activities	-	3,900

Net (decrease) increase in cash and cash equivalents	(694)	1,378
Cash and cash equivalents, beginning of period	805	3,125

Cash and cash equivalents, end of period	$111	$4,503

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Retirement of treasury stock	-	201
Conversion of preferred stock to common stock	-	1

See accompanying notes to condensed consolidated financial statements

Note 1.	Organization and Description of Business

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

The Company continually works to enhance the portfolio of intellectual property through acquisition and strategic partnerships. The Company’s mission is to partner with inventors, or other entities, who own undervalued intellectual property (“IP”).  The Company then works with the inventors or other entities to commercialize the IP.  Currently, the Company owns over 330 patents and patent applications.

On March 24, 2015, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock (the “Common Stock”) for the last 30 consecutive business days, the Common Stock no longer meets the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). The Notice has no immediate effect on the listing of the Company’s Common Stock on the Nasdaq Capital Market.

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

Pursuant to the terms of our Series I Preferred Stock, the Company is obligated to redeem 5,601 shares of its outstanding Series I preferred stock on June 30, 2015 at an aggregate redemption price of $935,367, and to redeem the remaining 29,940 shares of its outstanding Series I preferred stock on December 31, 2015 at an aggregate redemption price of $4,999,980.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $1.6 million at March 31, 2015, and net loss amounted to approximately $4.1 million for the three-month period ended March 31, 2015.  The Company had an $87.9 million accumulated deficit as of March 31, 2015.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2015.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2015, and the condensed consolidated results of its operations and cash flows for the three-month periods ended March 31, 2015 and 2014. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2014.

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

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of mutual funds which are valued at quoted market prices. The Company invested funds into highly liquid mutual funds in 2015.  During the three-month period ended March 31, 2015, the Company incurred realized losses and unrealized gain on its investments in marketable securities of $0.05 million and $0.06 million, respectively, which are included in other income, net on the condensed consolidated statements of operations.  In addition, during three-month period ended March 31, 2015, the Company earned dividend income of $0.03 million, which is included in other income, net on the condensed consolidated statement of operations.  The Company reinvested such dividend income into its marketable securities and at March 31, 2015, its holdings in marketable securities aggregated $2.9 million.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2015 and 2014 are as follows:

	As of March 31,
	2015	2014
Convertible preferred stock	5,156,841	16,773,275
Warrants to purchase common stock	769,803	775,021
Non-vested restricted stock awards	-	10,000
Options to purchase common stock	5,298,877	3,323,876
Total	11,225,521	20,882,172

Subsequent Events

The Company has evaluated the period after the balance sheet date but prior to the issuance of the financial statement, and determined that other than noted below, there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

Note 4.	Goodwill and Intangible Assets

Other Intangible Assets

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2015 are as follows (in thousands, except year amounts):

Date Acquired and Description	Patent Portfolios at December 31, 2014, Net	Original Life (in years)	Amortization Expense for the Three Months Ended March 31, 2015	Patent Portfolios at March 31, 2015, Net
7/24/13 - Rockstar patent portfolio	$3,322	8.50	$116	$3,206
9/10/13 - North South patent portfolio	932	8.50	32	900
12/31/13 - Rockstar patent portfolio	50,750	6.50	2,274	48,476
	$55,004		$2,422	$52,582

The Company incurred amortization expense associated with its finite-lived intangible assets of $2.4 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.

The weighted average remaining amortization period of the Company’s patents as of March 31, 2015 is approximately 5.4 years. Future amortization of all patents is as follows (in thousands):

	Rockstar Portfolio Acquired 24-Jul-13	North South Portfolio Acquired 10-Sep-13	Rockstar Portfolio Acquired 31-Dec-13	Total Amortization
Nine Months Ended December 31, 2015	354	98	6,951	7,403
Year Ended December 31, 2016	471	130	9,250	9,851
Year Ended December 31, 2017	470	130	9,225	9,825
Year Ended December 31, 2018	470	130	9,225	9,825
Year Ended December 31, 2019	470	130	9,225	9,825
Thereafter	971	282	4,600	5,853
Total	$3,206	$900	$48,476	$52,582

Note 5.	Fair Value of Financial Assets and Liabilities

The following table presents the Company's assets and liabilities that are measured at fair value at March 31, 2015 and December 31, 2014 (in thousands):

	Fair value measured at March 31, 2015
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$2,861	$2,861	$-	$-

	Fair value measured at December 31, 2014
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,500	$3,500	$-	$-

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2015.

Note 6.	Stockholders’ Equity

Preferred Stock

The Company had designated separate series of its capital stock as of March 31, 2015 and December 31, 2014 as summarized below:

	Number of Shares Issued and Outstanding as of
	March 31, 2015	December 31, 2014	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "C"	1	1	0.0001	1:1
Series “D"	4,725	4,725	0.0001	10:1
Series “D-1"	834	834	0.0001	10:1
Series “F-1"	-	-	0.0001	1:1
Series “H"	439,043	439,043	0.0001	10:1
Series “I”	35,541	35,541	0.0001	20:1
Series “J”	-	-	0.0001	1:1

Warrants

A summary of warrant activity for the three months ended March 31, 2015 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2014	769,803	$13.70	$-	4.03
Issued	-	-	-	-
Cancelled	-	-	-	-
Outstanding as of March 31, 2015	769,803	$13.70	$-	3.79

All warrants outstanding are exercisable as of December 31, 2014 and March 31, 2015.

Stock Options

On April 3, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 500,000 non-qualified options with a term of five years and an exercise price of $2.86 to Anthony Haynes, the director and Chief Executive Officer of the Company. 50% of the options vested immediately, and the remaining 50% vesting upon the Company’s receipt of gross proceeds of at least $30 million by April 3, 2015 from an offering of its securities (the “Performance Condition”).  Since the Performance Condition was not satisfied by April 3, 2015, 250,000 options were forfeited.  As a result, the Company reversed $0.4 million of option expense related to this grant during the first quarter of 2015.

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2014	5,243,877	$4.97	$-	6.0
Employee options granted	-	-	-	-
Outstanding as of March 31, 2015	5,243,877	$4.97	$-	5.8
Options vested and expected to vest	5,243,877	$4.97	$-	5.8
Options vested and exercisable	4,943,752	$5.09	$-	5.8

A summary of option activity under the Company’s non-employee stock option plan for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2014	55,000	$5.16	$-	6.4
Non-employee options granted	-	-	-	-
Outstanding as of March 31, 2015	55,000	$5.16	$-	6.2
Options vested and expected to vest	55,000	$5.16	$-	6.2
Options vested and exercisable	55,000	$5.16	$-	6.2

Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively.  Unamortized compensation cost for these awards amounted to $0.01 million at March 31, 2015, and will be amortized over 0.1 years.

Restricted Stock Awards

On January 5, 2015, the Company issued 2,500 shares of fully vested common shares to an employee.

A summary of the restricted stock award activity for the three months ended March 31, 2015 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2014	7,500	$2.63
Vested	(5,000)	3.01
Nonvested at March 31, 2015	2,500	$1.35

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2015 and 2014 was comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Employee restricted stock awards	$11	$2
Employee stock option awards	76	3,394
Total compensation expense	$87	$3,396

Note 7.	Related Party Transactions

Executive Officer Agreements

In February 2015, the members of the Compensation Committee revised the annual bonus structure to be paid to Mr. Hayes and established an incentive target bonus per the Employment Agreement (a “Target Bonus”). The amount of the Target Bonus shall be (i) $350,000 in cash, which shall be payable in a single lump-sum payment promptly following the consummation of a qualifying strategic transaction, and (ii) a discretionary bonus to be determined by the Compensation Committee, in its sole discretion, prior to the earlier of a proxy solicitation in 2015 in relation to a qualifying strategic transaction or the consummation thereof. The Target Bonus was included in accrued salaries and benefits as of March 31, 2015.

Note 8.	Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company actively pursues legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology.  From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business.  There were no pending material claims or legal matters as of the date of this report other than the following matters:

Guidance IP LLC v. T-Mobile Inc., Case No. 2:14-cv-01066-RSM, in the United States District Court for the Western District of Washington

On August 1, 2013, the Company’s wholly owned subsidiary Guidance initiated litigation against T-Mobile Inc. (“T-Mobile”) in  Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”). The complaint alleges that T-Mobile has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent. The Company sought relief in the form of a finding of infringement of the Asserted Patent, an accounting of all damages sustained by the Company as a result of T-Mobile’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 24, 2014, the United States District Court for the Middle District of Florida transferred the case to the United States District Court for the Western District of Washington (“the Court”). On July 14, 2014, the Court assigned the case a new case number, 2:14-cv-01066-RSM. On January 29, 2015, the Court issued an Order requiring the parties to serve Initial Disclosures by February 26, 2015 and submit a Joint Status Report and Discovery Plan to the Court by March 12, 2015, which were timely served and filed. At present, the dispute between the parties has been resolved. On April 30, 2015, the parties filed a dismissal without prejudice of all claims, defenses and counterclaims, with all attorneys’ fees, costs of court and expenses to be borne by each party incurring the same.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, The Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule.  On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court.  The Markman hearing was held on November 21 and 26, 2014.  Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, the Company filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, the Company filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to the Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. Our patent owner's response to the petion in the IPR is due to be filed on May 18, 2015.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al. , Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule.  On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to the Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR is due to be filed on May 18, 2015.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seeks relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed an amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with the Company. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, the Company and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by the Company to license Cisco on two unrelated patents, which Cisco had made against the Company on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF (see below).  On March 23, 2015, the Company filed its opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement.  Spherix’s allegations of patent infringement for the eleven (11) patents continue.  Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323.  Spherix has three months to respond to the petitions.  The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015.  On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015,  Cisco filed its Answer to our amended complaint with counterclaims under the Sherman Act, breach of contract, breach of covenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, the Company initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. the Company seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed an amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with us. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, the Company filed its opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss. On March 31, 2015, the Court granted Juniper’s motion to dismiss allegations of “willful” infringement.  Spherix’s allegations of patent infringement for the eleven (11) patents continue.  Spherix has the ability to re-allege “willful” infringement at a later time.  On April 14, 2015, Juniper filed its Answer to our amended complaint.  On May 6, 2015, the Court held an in-person Scheduling Conference in court and ordered the parties to submit the final proposed Scheduling Order to the Court.

Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF, in the United States District Court for the District of Delaware

On June 6, 2014, Defendant Cisco filed an amended complaint and counterclaim in which it added counterclaims against the Company in Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF, in the United States District Court for the District of Delaware (“the Court”).  The Company had previously not been named in this case, which had been pending since December 11, 2013. The asserted counterclaims request a declaratory judgment of non-infringement of two patents owned by the Company and contain other claims based on state law relating to alleged obligations by the Company to license Cisco to the two patents. On July 15, 2014, Bockstar filed a motion to dismiss Cisco’s counterclaims and requested a finding that Counterclaim-Defendants Constellation Technologies LLC, Rockstar Consortium US LP, and the Company had been improperly joined in the case. On August 25, 2014, the Company filed a Motion to Dismiss for failure to state a claim and for lack of jurisdiction over the subject matter. The Company also joined in the motion to dismiss previously filed by Bockstar. On September 11, 2014, Cisco filed its opposition to the Company’s motion to dismiss. The Court held a hearing on the motion to dismiss, among several other unrelated motions, on October 8, 2014. On October 10, 2014, the Court issued an Order relating to several issues in the case. In the Order, the Court stayed the counterclaims pending against the Company pending further order of the Court and stated it would decide the Company’s motion to dismiss in due course.  On January 30, 2015, Plaintiff Bockstar, Defendant/Counterclaim-Plaintiff Cisco, and Counterclaim-Defendants Constellation Technologies LLC and Rockstar Consortium US LP filed motions to dismiss the claims and counterclaims asserted between them, stating that they had been resolved.  On February 2, 2015, the Court granted the motions to dismiss filed by Bockstar, Cisco, Constellation and Rockstar.  On March 9, 2015, Cisco filed a motion to dismiss its counterclaims alleging non-infringement.  On March 9, 2015, Cisco also moved to consolidate its claims relating to alleged obligations by the Company to license Cisco into the pending case Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR , filed by the Company on March 28, 2014 (see above). On March 31, 2015, the Court granted the motion to dismiss, dismissed the remaining claims in the case without prejudice, and closed the case.

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT,LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid. On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. The Court also set an August 14, 2015 deadline to complete mediation. On May 1, 2015, the parties filed a Joint Claim Construction and Prehearing Statement with the Court.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, the Company filed an Amended Complaint in the case in which it added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, the Company filed its opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed an Answer to the Company’s Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five day trial beginning on May 18, 2015. On January 9, 2015, the Company and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs.  On March 16, 2015, the Court held the Markman hearing as scheduled.  On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015. On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015.

Counterclaims

In the ordinary course of business, the Company, along with its wholly-owned subsidiaries, will initiate litigation against parties whom it believes have infringed on its intellectual property rights and technologies. The initiation of such litigation exposes the Company to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation; Spherix Incorporated v. Cisco Systems Inc.; and NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. have filed counterclaims against the Company. The Company has evaluated the counterclaims and believes they are without merit and has not recorded a loss provision relating to such matters.

Note 9.	Subsequent Events

On April 30, 2015, the parties to Guidance IP LLC v. T-Mobile Inc. filed a dismissal without prejudice of all claims, defenses and counterclaims, with all attorneys’ fees, costs of court and expenses to be borne by each party incurring the same.

On May 1, 2015, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate us for Defendants’ infringement, together with pre- and post-judgment interest and costs, and our attorney’s fees. Defendants have not yet filed an answer in the case.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, revenue was nominal.

During the three months ended March 31, 2015, we incurred a loss from operations of $4.1 million, compared to $8.0 million for the same period in 2014.  During the second half of 2014, we implemented certain cost cutting measures, including assessing its consultants and vendors.  This resulted in significant savings from March 31, 2015 as compared to the prior year period.  The decrease in net loss can be primarily attributed to a $3.3 million decreased in stock-based compensation expense (we did not grant stock options during the first quarter of 2015); and decreased professional expenses of $0.4 million related to legal services, consulting services and accounting services, which was a result of our cost cutting measures. During each of the three months ended March 31, 2015 and 2014, we recorded $2.4 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the three months ended March 31, 2015 other income, net was approximately $30,000 as compared to $46,000 for the comparable prior period.  The decrease in other income, net was related to $40,000 non-cash fair value adjustment on warrants recorded as derivatives.

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

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Working capital was $1.6 million and $3.2 million at March 31, 2015 and December 31, 2014, respectively; and cash and cash equivalents were $0.1 million and $0.8 million, respectively.

During the three months ended March 31, 2015 and 2014, the Company used $0.7 million and $1.5 million, respectively, of cash in operating activities.  The cash used in operating activities primarily resulted from our net loss for the three months ended March 31, 2015 of $4.1 million, offset by significant non-cash charges related to amortization expenses of $2.4 million, stock-based compensation expense of $0.1 million, plus an $0.8 million increase in cash from changes in operating assets and liabilities, which includes accrued salaries and benefits.

There were no investing activities during the three months ended March 31, 2015.  During the three months ended March 31, 2014, we paid down $1.0 million of the deferred purchase price related to the December 2013 Rockstar patent portfolio acquisition.

There were no financing activities during the three months ended March 31, 2015. On March 26, 2014, we received net proceeds of $3.9 million in a private placement made solely to accredited investors.

Our financial statements for the quarter ended March 31, 2015 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $1.6 million at March 31, 2015.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

 In addition, the costs of enforcing the Company’s patent rights may exceed its recoveries from such enforcement activities. Accordingly, in order for the Company to generate a profit from its patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays, litigation-related expenses and the contingent fees payable from such revenues including any profit sharing arrangements with inventors or prior owners of the patents. The Company’s failure to monetize its patent assets or the occurrence of unforeseen circumstances that could have a negative impact on the Company’s liquidity could significantly harm its business.

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

Rockstar will be entitled to receive a contingent recovery percentage of future profits (“Participation Payments”) from licensing, settlements and judgments against defendants with respect to patents purchased under the patent purchase agreement, dated as of July 10, 2013 between the Company and Rockstar (as amended, the “First Patent Purchase Agreement”); however, no payment is required unless the Company receives a recovery. The Participation Payments under the First Patent Purchase Agreement are equal to zero percent until the Company recovers with respect to patents purchased under the First Patent Purchase Agreement at least (a) $8.0 million or (b) if we recover less than $17.0 million, an amount equal to $5.0 million plus $3.0 million times a fraction equal to total recoveries minus $10.0 million, divided by $7.0 million (clause (a) or (b), as applicable, being the “Initial Return”), in each case net of certain expenses.  Once we obtain recoveries in excess of the Initial Return, we are required to make a payment to Rockstar of $13.0 million, payable only from the proceeds of such recovery, within six months after such recovery. In addition, no later than 30 days after the end of each quarter in which we make such a recovery, we are required to pay to Rockstar a percentage of such recovery, net of certain expenses, scaling from 30% if such cumulative recoveries net of certain expenses are less than or equal to $50.0 million, to 70% to the extent cumulative recoveries net of certain expenses are in excess of $1.0 billion.

Rockstar will also be entitled to receive Participation Payments from licensing, settlements and judgments against defendants with respect to patents purchased under the patent purchase agreement, dated as of December 31, 2013, between the Company and Rockstar (the “Second Patent Purchase Agreement”); however, no payment is required unless we receive a recovery. The Participation Payments under the Second Patent Purchase Agreement are equal to zero percent until we recover with respect to patents purchased under the Second Patent Purchase Agreement at least $120.0 million, net of certain expenses.  Once we obtain recoveries in excess of that amount, we are required to pay to Rockstar 50% of our recovery in excess of that amount, no later than 30 days after the end of each quarter in which we make such a recovery.

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

With respect to the quarter ended March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015. The Company has a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting:

There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Guidance IP LLC v. T-Mobile Inc., Case No. 2:14-cv-01066-RSM, in the United States District Court for the Western District of Washington

On August 1, 2013, our wholly owned subsidiary Guidance IP LLC (“Guidance”) initiated litigation against T-Mobile Inc. (“T-Mobile”) in Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”). The complaint alleges that T-Mobile has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent. We sought relief in the form of a finding of infringement of the Asserted Patent, an accounting of all damages sustained by us as a result of T-Mobile’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 24, 2014, the United States District Court for the Middle District of Florida transferred the case to the United States District Court for the Western District of Washington (“the Court”). On July 14, 2014, the Court assigned the case a new case number, 2:14-cv-01066-RSM. On January 29, 2015, the Court issued an Order requiring the parties to serve Initial Disclosures by February 26, 2015 and submit a Joint Status Report and Discovery Plan to the Court by March 12, 2015, which were timely served and submitted. At present, the dispute between the parties has been resolved. On April 30, 2015, the parties filed a dismissal without prejudice of all claims, defenses and counterclaims, with all attorneys’ fees, costs of court and expenses to be borne by each party incurring the same.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, we filed our Answer to the counterclaims, in which we denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, we filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, we filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order.  On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. Our patent owner’s response to the petition in the IPR is due to be filed on May 18, 2015.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al. , Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR is due to be filed on May 18, 2015.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, we initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with us. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, we and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by the Company to license Cisco on two unrelated patents, which Cisco had made against the Company on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF (see below). On March 23, 2015, the Company filed its opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement.  Spherix’s allegations of patent infringement for the eleven (11) patents continue.  Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323.  Spherix has three months to respond to the petitions.  The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015.  On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015,  Cisco filed its Answer to our amended complaint with counterclaims under the Sherman Act, breach of contract, breach of convenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, we initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with us. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, we filed our opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss. On March 31, 2015, the Court granted Juniper’s motion to dismiss allegations of “willful” infringement.  Spherix’s allegations of patent infringement for the eleven (11) patents continue.  Spherix has the ability to re-allege “willful” infringement at a later time.  On April 14, 2015, Juniper filed its Answer to our amended complaint.  On May 6, 2015,  the Court held an in-person Scheduling Conference in court and ordered the parties to submit the final proposed Scheduling Order to the Court.

Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF, in the United States District Court for the District of Delaware

On June 6, 2014, Defendant Cisco filed an amended complaint and counterclaim in which it added counterclaims against us in Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020-SLR-SRF, in the United States District Court for the District of Delaware (“the Court”). We had previously not been named in this case, which had been pending since December 11, 2013. The asserted counterclaims request a declaratory judgment of non-infringement of two patents owned by the Company and contain other claims based on state law relating to alleged obligations by the Company to license the two patents to Cisco. On July 15, 2014, Bockstar filed a motion to dismiss Cisco’s counterclaims and requested a finding that Counterclaim-Defendants Constellation Technologies LLC, Rockstar Consortium US LP, and we had been improperly joined in the case. On August 25, 2014, we filed a Motion to Dismiss for failure to state a claim and for lack of jurisdiction over the subject matter. We also joined in the motion to dismiss previously filed by Bockstar. On September 11, 2014, Cisco filed its opposition to our motion to dismiss. The Court held a hearing on the motion to dismiss, among several other unrelated motions, on October 8, 2014. On October 10, 2014, the Court issued an Order relating to several issues in the case. In the Order, the Court stayed the counterclaims pending against us pending further order of the Court and stated it would decide our motion to dismiss in due course. On January 30, 2015, Plaintiff Bockstar, Defendant/Counterclaim-Plaintiff Cisco, and Counterclaim-Defendants Constellation Technologies LLC and Rockstar Consortium US LP filed motions to dismiss the claims and counterclaims asserted between them, stating that they had been resolved. On February 2, 2015, the Court granted the motions to dismiss filed by Bockstar, Cisco, Constellation and Rockstar. On March 9, 2015, Cisco filed a motion to dismiss its counterclaims alleging non-infringement. On March 9, 2015, Cisco also moved to consolidate its claims relating to alleged obligations by the Company to license Cisco into the pending case Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, filed by the Company on March 28, 2014 (see above).  On March 31, 2015, the Court granted the motion to dismiss, dismissed the remaining claims in the case without prejudice, and closed the case.

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. , Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid. On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. The Court also set an August 14, 2015 deadline to complete mediation. On May 1, 2015, the parties filed a Joint Claim Construction and Prehearing Statement with the Court.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, we filed an Amended Complaint in the case in which we added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, we filed our opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed an Answer to our Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five day trial beginning on May 18, 2015. On January 9, 2015, the Company and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs. On March 16, 2015, the Court held the Markman hearing as scheduled. On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015.  On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia

On May 1, 2015, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate us for Defendants’ infringement, together with pre-and post-judgment interest and costs, and our attorney’s fees. Defendants have not yet filed an answer in the case.

Counterclaims

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation; Spherix Incorporated v. Cisco Systems Inc., and NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. have filed counterclaims against us. We have evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters.

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

Representative Goodlatte reintroduced the Innovation Act as H.R. 9 on February 2, 2015.  The bill has 22 co-sponsors, made up of 11 Democrats and 11 Republicans.  On February 5, 2015, the bill was referred to the House Committee on the Judiciary for further consideration, and on March 17, 2015, the bill was referred to the House Subcommittee on Courts, Intellectual Property, and the Internet.

On March 3, 2015, S.632 known as the “Support Technology and Research for Our Nations Growth Patents Act of 2015” (“the STRONG Act”) was introduced into the Senate by Senator Christopher Coons.  The STRONG Act prescribes a number of changes in current patent law, including how the USPTO and the Patent Trial and Appeal Board (“PTAB”) handle post-issuance patent proceedings.  One change proposed by the Act is that the PTAB construe patent claims under the same “ordinary and customary meaning” standard in inter partes and post grant review proceedings as applied in district court litigation.  The Act also provides additional grounds for a patent owner to submit claim amendments during a post-issuance review.  The Act directs the Supreme Court to eliminate the model complaint for patent infringement.  It also authorizes state attorneys general to act in preventing bad faith demand letters from being sent to accused infringers.  The Act would allow such behavior to be treated as an unfair or deceptive act or practice in violation of the Federal Trade commission Act.

On April 29, 2015, the House Energy and Commerce Committee voted to advance a bill to the full U.S. House of Representatives known as the “Targeting Rogue and Opaque Letters Act” or the “TROL Act”.  This bill is aimed at halting misleading demand letters sent by non-practicing entities.  The bill would give the Federal Trade Commission and state attorneys general the authority to impose civil penalties on companies that send misleading and bad faith letters to recipients demanding that they license patents.

Also on April 29, 2015, a group of bipartisan Senators introduced another new patent reform bill titled, the “Protecting American Talent and Entrepreneurship” or the “PATENT Act”.  The bill includes provisions requiring patent plaintiffs to clearly identify each patent and claim allegedly infringed, the products or processes, accused of infringing, and how the infringement occurs.  The bill also provides that if end users of a product are sued for infringement, the manufacturer can step-in to litigate and the suit against the users will be stayed.  A fee-shifting provision is also included that provides winning parties a chance to show that the losing party’s position and conduct were not “objectively reasonable.”

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

Spherix Incorporated (Registrant)
Date: May 8, 2015	By: /s/ Anthony Hayes Anthony Hayes Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2015	By: /s/ Richard Cohen Richard Cohen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)