Form 10-Q
period 2015-06-30
SPHERIX INC
filed 2015-08-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2015

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2015
Common Stock, $0.0001 par value	34,402,763 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2015

Part I.  Financial Information

Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$87	$805
Marketable securities	775	3,500
Prepaid expenses and other assets	73	107
Total current assets	935	4,412

Property and equipment, net	3	4
Patent portfolios, net	14,632	55,004
Goodwill	—	1,712
Deposit	26	26
Total assets	$15,596	$61,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$531	$728
Accrued salaries and benefits	265	329
Short-term lease liabilities	175	173
Total current liabilities	971	1,230

Long-term lease liabilities	319	407
Total liabilities	1,290	1,637

Series I redeemable preferred stock, $0.0001 par value; 29,940 and 35,541 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation preference of $167 per share	5,000	5,935

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at June 30, 2015 and December 31, 2014; liquidation preference $0.0001 per share
Convertible preferred stock	—	—
Series C: 1 share issued and outstanding at June 30, 2015 and December 31, 2014; liquidation preference $0.0001 per share	—	—
Series D: 4,725 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation value of $0.0001 per share	—	—
Series D-1: 834 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation value of $0.0001 per share	—	—
Series F-1: no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation preference $0.0001 per share	—	—
Series H: 439,043 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation preference $83.50 per share	—	—
Series J: no shares issued and outstanding at June 30, 2015 and December 31, 2014; liquidation preference $0.0001 per share	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 28,612,195 and 28,609,695 shares issued at June 30, 2015 and December 31, 2014, respectively; 28,611,967 and 28,609,467 shares outstanding at June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	137,769	137,655
Treasury stock, at cost, 228 shares at June 30, 2015 and December 31, 2014, respectively	(264)	(264)
Accumulated deficit	(128,202)	(83,808)
Total stockholders’ equity	9,306	53,586
Total liabilities and stockholders’ equity	$15,596	$61,158

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$3	$2	$7

Operating costs and expenses
Amortization of patent portfolio	2,450	2,449	4,872	4,878
Compensation and related expenses (including stock-based compensation)	(54)	7,202	665	10,734
Professional fees	551	1,816	1,280	2,965
Impairment of goodwill and intangible assets	37,212	—	37,212	—
Rent	22	71	44	138
Other selling, general and administrative	122	51	348	886
Total operating expenses	43,303	11,589	44,421	19,601
Loss from operations	(43,303)	(11,586)	(44,419)	(19,594)

Other income (expenses)
Other income (expenses), net	(5)	11	25	16
Fair value adjustments for warrant liabilities	—	7	—	47
Total other (expenses) income	(5)	18	25	63

Net loss	$(40,308)	$(11,568)	$(44,394)	$(19,531)

Net loss per share, basic and diluted	$(1.41)	$(0.69)	$(1.55)	$(1.80)

Weighted average number of common shares outstanding,
Basic and diluted	28,618,209	16,879,472	28,615,050	10,844,706

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(44,394)	$(19,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	4,872	4,878
Non-cash registration rights penalty	—	654
Fair value adjustment for warrant liabilities	—	(47)
Stock-based compensation	134	10,388
Depreciation expenses	1	—
Unrealized gain on marketable securities	45	—
Impairment of goodwill and intangible assets	37,212	—
Changes in assets and liabilities:
Prepaid expenses and other assets	34	64
Accounts payable and accrued expenses	(217)	501
Accrued salaries and benefits	(64)	(192)
Accrued lease liabilities	(86)	—
Net cash used in operating activities	(2,463)	(3,285)

Cash flows from investing activities
Purchase of marketable securities	(3,774)	—
Sale of marketable securities	6,454	—
Payment of accrued patent costs	—	(1,000)
Net provided by (cash used) in investing activities	2,680	(1,000)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	—	3,874
Proceeds from issuance of preferred stock, net	—	18,497
Redemption of Series I redeemable convertible preferred stock	(935)	(14,065)
Net cash (used in) provided by financing activities	(935)	8,306

Net (decrease) increase in cash and cash equivalents	(718)	4,021
Cash and cash equivalents, beginning of period	805	3,125

Cash and cash equivalents, end of period	$87	$7,146

Cash paid for interest and taxes	$—	$—

Non-cash investing and financing activities
Retirement of treasury stock	—	201
Conversion of preferred stock to common stock	—	1

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Pursuant to the terms of our Series I Preferred Stock, the Company redeemed 5,601 shares of its outstanding Series I preferred stock on June 30, 2015 at an aggregate redemption price of $935,297, and is obligated to redeem the remaining 29,940 shares of its outstanding Series I preferred stock on December 31, 2015 at an aggregate redemption price of $5.0 million.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital deficiency amounted to $0.04 million at June 30, 2015, and net loss amounted to approximately $40.3 million and $44.4 million for the three and six month ended June 30, 2015, primarily due to a $37.2 million non-cash impairment loss on goodwill and intangible assets in the second quarter of 2015 (see Note 4).  The Company had a $128.2 million accumulated deficit as of June 30, 2015.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2015, and the condensed consolidated results of its operations for the three and six-month periods ended June 30, 2015 and 2014, and the condensed consolidated results of its cash flows for the six-month periods ended June 30, 2015 and 2014. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2014.

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

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of mutual funds which are valued at quoted market prices. The Company invested funds into highly liquid mutual funds in 2015. The realized gain and losses, dividend income and unrealized gain and losses on its investments in marketable securities are included in other income, net on the condensed consolidated statements of operations. During the three-month periods ended June 30, 2015, the Company incurred of realized losses, unrealized losses and dividend income of approximately $7,900, $12,000 and $15,000, respectively. During the six-month period ended June 30, 2015, the Company incurred of realized losses, unrealized gains and dividend income of approximately $60,800, $45,200 and $40,600, respectively. The Company reinvested dividend income into its marketable securities and at June 30, 2015, its holdings in marketable securities aggregated approximately $0.8 million.

Impairment of Intangible Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company determined it was necessary to test its intangible assets for impairment during the second quarter of 2015 (see Note 4).

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

The Company estimate the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Refer to Note 4 for further discussion of the interim goodwill impairment test performed by the Company as of June 30, 2015.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2015 and 2014 are as follows:

	As of June 30,
	2015	2014
Convertible preferred stock	5,044,821	5,834,881
Warrants to purchase common stock	769,803	775,021
Non-vested restricted stock awards	45,000	10,000
Options to purchase common stock	5,048,701	4,218,877
Total	10,908,325	10,838,779

Subsequent Events

The Company has evaluated the period after the balance sheet date but prior to the issuance of the financial statement, and determined that other than noted in Note 9 below, there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

Note 4.	Goodwill and Intangible Assets

Other Intangible Assets

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts related to acquired intangible assets as of June 30, 2015 are as follows (in thousands, except year amounts):

	June 30, 2015	Weighted average amortization period (years)
Patent Portfolios at December 31, 2014, net	$55,004	5.62
Amortization expenses	4,872
Impairment loss	35,500
Patent Portfolios at June 30, 2015, net	$14,632	5.13

The accumulated amortization related to acquired intangible assets for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands, except year amounts):

	Amortization Expense for the Three Months Ended June 30,		Amortization Expense for the Six Months Ended June 30,
Date Acquired and Description	2015	2014	2015	2014
7/24/13 - Rockstar patent portfolio	$117	$117	$233	$233
9/10/13 - North South patent portfolio	32	32	64	64
12/31/13 - Rockstar patent portfolio	2,301	2,300	4,575	4,581
	$2,450	$2,449	$4,872	$4,878

The Company incurred amortization expense associated with its finite-lived intangible assets of $2.5 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively. The Company incurred amortization expense associated with its finite-lived intangible assets of $4.9 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively.

The Company reviews its patent portfolio for impairment as a single asset group whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the second quarter of 2015, the Company determined that certain events occurred that were indicators of a potential impairment. In accordance with ASC 360-10, the Company first estimated the future undiscounted cash flows anticipated to be generated by the patent portfolio based on the Company’s current usage and future plans for the patent portfolio over its remaining weighted average useful life. The analysis concluded that the carrying amount of the patent portfolio was not recoverable at June 30, 2015. As a result, the Company performed an analysis to determine if the carrying value of the patent portfolio exceeded its fair value. Considering that the patent portfolio is the Company’s most significant asset and is the foundation of all of its operations, the Company determined that the most appropriate measurement of fair value of the asset group was the aggregate market value of the Company’s common stock. As a result, the Company determined that the fair value of the patent portfolio at June 30, 2015 was approximately $14.6 million, which is comparable to the aggregate market capitalization of the Company as of that date. The Company recorded a $35.5 million impairment charge against its patent portfolio during the three and six months ended June 30, 2015, which is included in operating expenses on the condensed consolidated statement of operations. The new cost basis of the patent portfolio of $14.6 million will be amortized over its weighted average remaining useful life of 5.13 years.

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows (in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Six Months Ended December 31, 2015	$70	$20	$1,355	$1,445
Year Ended December 31, 2016	139	39	2,696	2,874
Year Ended December 31, 2017	138	40	2,688	2,866
Year Ended December 31, 2018	138	40	2,689	2,867
Year Ended December 31, 2019	138	40	2,688	2,866
Thereafter	285	88	1,341	1,714
Total	$908	$267	$13,457	$14,632

Goodwill

The Company’s market capitalization is sensitive to the volatility of the Company’s stock price. During the six months ended June 30, 2015, the market price of the Common Stock decreased from $1.13 to $0.48. The decline in stock price experienced by the Company was deemed a “triggering” event requiring that goodwill be tested for impairment as of June 30, 2015.

The Company performed its interim goodwill impairment test as of June 30, 2015. The Company performed the first step of the goodwill impairment test as of June 30, 2015 in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is based upon the Company’s market capitalization on the measurement date, June 30, 2015 and also on July 15, 2015 (date of the $1.5 million registered offering as discussed in Note 9). The Company believes that this is the most appropriate valuation technique for determining the fair value of the reporting unit for various reasons. The Company’s common shares are publicly traded on NASDAQ. Therefore, active quoted market prices can be readily observed and the Company has a widely distributed shareholder base which provides for a substantial amount of daily trading volume. As such, the Company believes that the quoted market price is a good representation of a fair value of one share of the Company, or a fractional interest in the Company.

During the second quarter of 2015, the Company determined that certain events occurred that were indicators of a potential impairment. Based upon the first step of the goodwill impairment test performed as of June 30, 2015, the Company determined that the fair value of the reporting unit was less than its carrying amount and therefore the second step of the goodwill impairment test was required.

In performing the second step of the goodwill impairment test, the Company compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill, the Company assigns the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Based on the estimated implied fair value of goodwill, the Company recorded an impairment charge of $1.7 million, to reduce the carrying value of goodwill to its implied fair value, which was determined to be zero. This impairment charge is included in the impairment of goodwill and intangible assets on the condensed consolidated statement of operations for three and six months ended June 30, 2015.

Note 5.	Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2015 and December 31, 2014 (in thousands):

	Fair value measured at June 30, 2015
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$775	$775	$—	$—

	Fair value measured at December 31, 2014
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,500	$3,500	$—	$—

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2015.

Note 6.	Stockholders’ Equity and Redeemable Convertible Preferred Stock

Preferred Stock

The Company had designated separate series of its capital stock as of June 30, 2015 and December 31, 2014 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	June 30, 2015	December 31, 2014	Par Value	Conversion Ratio
Series “A”	—	—	$0.0001	N/A
Series “C”	1	1	0.0001	1:1
Series “D”	4,725	4,725	0.0001	10:1
Series “D-1”	834	834	0.0001	10:1
Series “F-1”	—	—	0.0001	1:1
Series “H”	439,043	439,043	0.0001	10:1
Series “I”	29,940	35,541	0.0001	20:1
Series “J”	—	—	0.0001	1:1

Series I Redeemable Convertible Preferred Stock

In connection with the agreement to acquire Rockstar patents entered on December 31, 2013, the Company and Rockstar entered into a series of agreements which require the Company to redeem $20 million of stated value of Series I Convertible Preferred Stock in $5 million increments on each of the 6, 12, 18 and 24 months anniversary of the purchase. In the event that such payments are not timely made, Rockstar may employ certain remedies, including the imposition of interest at a rate of 15% per annum from the closing date on unpaid and unconverted amounts due and after the 12 month anniversary can reduce the redemption obligations through sale or recovery of patents in the acquisition at a value equal to unconverted amounts due which have been pledged as collateral for such obligations. Rockstar has filed a UCC-1 covering its redemption obligations and the right to foreclose on the collateral. The redemption obligation is also required to be satisfied in the event that the Company engage in certain capital raising transactions (among other instances, where such transactions result in net proceeds to us in excess of $7.5 million) and from recoveries on other assets. The obligation to utilize capital from financings and from other sources or the loss of patents to Rockstar upon a default could adversely impact our liquidity and financial position.

During the quarter ended June 30, 2014, the Company redeemed 84,219 shares of Series I Preferred Stock. In accordance with this redemption, the Company paid Rockstar $14.1 million.

In January 2015, Rockstar transferred its remaining outstanding Series I Redeemable Convertible Preferred Stock, as well as its other stock in Spherix (including the Company’s Series H Convertible Preferred Stock) to RPX Clearinghouse LLC (“RPX”), an affiliate of RPX Corporation.

During the quarter ended June 30, 2015, the Company redeemed 5,601 shares of Series I Preferred Stock. In accordance with this redemption, the Company paid RPX $0.94 million.

As of June 30, 2015, 29,940 shares of Series I Preferred Stock with an aggregate remaining redemption price of $5.0 million remained issued and outstanding.

In June 2015, the Company received a letter from RPX alleging that the Company's disclosure relating to the substantial doubt regarding its ability to continue as a going concern in its previously filed Form 10-Ks and 10-Qs constitutes a default under the Intellectual Property Security Agreement surrounding the Series I Redeemable Preferred Stock that was entered into with Rockstar in December 2013, which was transferred to RPX in January 2015 as part of the purchase of Rockstar by RPX. No communications or actions alleging any breach have followed since the date of such initial communication from RPX. We strongly believe that there is no merit in the allegation, and no legal basis for the claim.

Warrants

A summary of warrant activity for the six months ended June 30, 2015 is presented below:

		Weighted Average	Total Intrinsic	Weighted Average Remaining Contractual
	Warrants	Exercise Price	Value	Life (in years)
Outstanding as of December 31, 2014	769,803	$13.70	$—	4.03
Issued	—	—	—	—
Outstanding as of June 30, 2015	769,803	$13.70	$—	3.54

All warrants outstanding as of December 31, 2014 and June 30, 2015 were exercisable as of such dates.

Stock Options

On April 3, 2014, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 500,000 non-qualified options with a term of five years and an exercise price of $2.86 to Anthony Hayes, the director and Chief Executive Officer of the Company. 50% of the options vested immediately, and the remaining 50% vesting upon the Company’s receipt of gross proceeds of at least $30 million by April 3, 2015 from an offering of its securities (the “Performance Condition”).  Since the Performance Condition was not satisfied by April 3, 2015, 250,000 options were forfeited.  As a result, the Company reversed $0.4 million of option expense related to this grant during the six months ended June 30, 2015.

On May 24, 2015, 176 options granted on May 25, 2010 were expired.

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2015 is presented below:

				Weighted Average
		Weighted Average	Total Intrinsic	Remaining Contractual
	Number of Shares	Exercise Price	Value	Life (in years)
Outstanding as of December 31, 2014	5,243,877	$4.97	$—	6.0
Employee options forfeited	(250,000)	—	—	—
Employee options expired	(176)	—	—	—
Outstanding as of June 30, 2015	4,993,701	5.07	$—	5.6
Options vested and expected to vest	4,993,701	5.07	—	5.6
Options vested and exercisable	4,993,576	$5.06	$—	5.6

A summary of option activity under the Company’s non-employee stock option plan for the six months ended June 30, 2015 is presented below:

				Weighted Average
		Weighted Average	Total Intrinsic	Remaining Contractual
	Number of Shares	Exercise Price	Value	Life (in years)
Outstanding as of December 31, 2014	55,000	$5.16	$—	6.4
Non-employee options granted	—	—	—	—
Outstanding as of June 30, 2015	55,000	5.16	—	5.9
Options vested and expected to vest	55,000	5.16	—	5.9
Options vested and exercisable	55,000	$5.16	$—	5.9

Stock-based compensation associated with the amortization of stock option expense was approximately $0.01 million and $6.8 million for the three months ended June 30, 2015 and 2014, and was approximately $0.1 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively.  Unamortized compensation cost for these awards amounted to $0.01 million at June 30, 2015, and will be amortized over 0.1 years.

Restricted Stock Awards

On January 5, 2015, the Company issued 2,500 shares of fully vested common shares to an employee.

On June 10, 2015, the Company entered into a consulting agreement with a third party for three months of services. The Company has agreed to pay the consultant a monthly fee of $10,000, payable in shares of Common Stock for each month of the term. $20,000 of this stock payable was accrued in accrued expenses account on condensed consolidated balance sheet as of June 30. 2015.

On June 15, 2015, the Company entered into a consulting agreement with a third party. The Company has agreed to pay the consultant a monthly fee of $5,000 for three months commencing on June 15, 2015, and granted 45,000 shares of restricted stock. The restricted stock awards vest monthly for each of the three months following the grant date.

A summary of the restricted stock award activity for the six months ended June 30, 2015 is as follows:

		Weighted Average
		Grant Day Fair
	Number of Units	Value
Nonvested at December 31, 2014	7,500	$2.63
Granted	60,625	0.61
Vested	(23,125)	1.23
Nonvested at June 30, 2015	45,000	$—

Stock-based Compensation

Stock-based compensation for the three months and six months ended June 30, 2015 and 2014 was comprised of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Employee restricted stock awards	$—	$12	$11	$14
Employee stock option awards	14	6,757	90	10,150
Non-employee restricted stock awards	33	175	33	176
Non-employee option awards	—	48	—	48
Total compensation expense	$47	$6,992	$134	$10,388

Note 7.	Related Party Transactions

Executive Officer Agreements

In February 2015, the members of the Compensation Committee revised the annual bonus structure to be paid to the Company’s Chief Executive Officer, Mr. Anthony Hayes, and established an incentive target bonus per the Employment Agreement (a “Target Bonus”). The amount of the Target Bonus shall be (i) $350,000 in cash, which shall be payable in a single lump-sum payment promptly following the consummation of a qualifying strategic transaction, and (ii) a discretionary bonus to be determined by the Compensation Committee, in its sole discretion, prior to the earlier of a proxy solicitation in 2015 in relation to a qualifying strategic transaction or the consummation thereof. The Target Bonus of $350,000 was included in accrued salaries and benefits in the first quarter of 2015 as management determined at that time it was probable that a qualifying strategic transaction would occur. During the second quarter of 2015, the Company’s management determined that it was no longer probable that a qualifying strategic transaction would occur and the accrual of the $350,000 bonus was reversed.

On June 30, 2015, the Board of Directors (the “Board”) of the Company accepted the resignation of Richard Cohen as Chief Financial Officer of the Company, effective immediately. In connection therewith, the Company amended and restated its consulting agreement with Chord Advisors, LLC (“Chord”), an advisory firm that has provided the Company with certain accounting services, such that it will continue to provide the Company with certain financial accounting and advisory services, with the monthly fee to Chord reduced from $20,000 to $10,000 per month since its affiliate will no longer serve as the Company’s Chief Financial Officer.

In connection with the resignation of Mr. Cohen, on June 30, 2015, the Board appointed Frank Reiner, the Interim Chief Financial Officer of the Company, effective immediately. Pursuant to Mr. Reiner’s Employment Agreement with the Company, dated as of March 14, 2014, as amended (the “Agreement”), the term of Mr. Reiner’s employment is one year and automatically extends for additional one-year terms unless no less than 60 days’ prior written notice of non-renewal is given by Mr. Reiner or the Company. Mr. Reiner’s base salary under the Agreement was $235,000 per year, but in connection with being named Interim Chief Financial Officer, the Board authorized an amendment to the Agreement to increase Mr. Reiner’s base salary to $271,000. Mr. Reiner is also entitled to receive an annual bonus if the Compensation Committee of the Board determines that performance targets have been met. The amount of the annual bonus is determined based on the Company’s gross proceeds from certain monetization of the Company’s intellectual property. Mr. Reiner is also eligible to participate in all employee benefits plans from time to time in effect for the Company’s other senior executive officers.

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

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, the Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, the Company filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, the Company filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to Amended Complaint with their counterclaims. On May 1, 2015, the Company filed Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al. , Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, The Company filed its Answer to the counterclaims, in which The Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed its Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016.

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

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393- SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed its amended complaint to reflect that certain of the patents asserted were assigned to its wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with the Company. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, the Company and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by the Company to license Cisco on two unrelated patents, which Cisco had made against the Company on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020- SLR-SRF (see below). On March 23, 2015, the Company filed its opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323. Spherix has three months to respond to the petitions. The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015. On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015, Cisco filed its Answer to the Company’s amended complaint with counterclaims under the Sherman Act, breach of contract, breach of covenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid. On June 10, 2015, the Court entered a Scheduling Order for the case. The Court set the Markman hearing to occur in two phases, for two different sets of patents, to occur on June 24, 2016 and September 8, 2016. The Court set trial to begin on January 16, 2018. On July 20, 2015, the Company filed a motion to dismiss or transfer certain of Cisco’s counterclaims.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, the Company initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv- 00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. the Company seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed its amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with the Company. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, the Company filed its opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss. On March 31, 2015, the Court granted Juniper’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to reallege “willful” infringement at a later time. On April 14, 2015, Juniper filed its Answer to the Company’s amended complaint. On May 6, 2015, the Court held an in-person Scheduling Conference in court and ordered the parties to submit the final proposed Scheduling Order to the Court. On May 28, 2015, the Court entered a Scheduling Order for the case setting the Markman hearing for June 24, 2016 and trial to begin on May 15, 2017.

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

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. , Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid. On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. The Court also set an August 14, 2015 deadline to complete mediation. On June 11, 2015, Huawei filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On July 7, 2015, the Court reset the Markman hearing date for August 5, 2015. The Markman hearing was held on August 5, 2015 as scheduled. The parties held an initial mediation on August 6, 2015.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, the Company filed its Amended Complaint in the case in which the Company added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, the Company filed its opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed its Answer to the Company’s Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five day trial beginning on May 18, 2015. On January 9, 2015, the Company and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs. On March 16, 2015, the Court held the Markman hearing as scheduled. On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015. On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015. On, June 11, 2015, Verizon filed a request for inter partes review (“IPR”) of the Asserted Patent in the United States Patent and Trademark Office. On July 1, 2015, the Court granted Verizon’s motion for summary judgment as to indefiniteness and non-infringement. On July 30, 2015, the Company filed a Notice of Appeal of the Court’s judgment in the United States Court of Appeals for the Federal Circuit.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia

On May 1, 2015, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company seek relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate the Company for Defendants’ infringement, together with pre-and post-judgment interest and costs, and the Company’s attorney’s fees. On June 30, 2015, the Company filed its Amended Complaint to add allegations of infringement of U.S. Patent Nos. RE45,521 and RE45,598. On July 15, 2015, Cisco filed a motion to transfer the case to the District of Delaware. On July 17, 2015, Verizon filed its Answer and Counterclaims to the Complaint. On July 17, 2015, the Court issued a Scheduling Order setting the Final Pretrial Conference for November 19, 2015, with trial to be set within 4-8 weeks of the pretrial conference. On July 31, 2015, the Company filed its Opposition to Cisco’s motion to transfer. On August 5, 2015, the Court held an Initial Pretrial Conference in the case to discuss the discovery plan for the case. On August 6, 2015, the Company filed its answer to Verizon's counterclaims. On August 11, 2015, the Court issued its Scheduling Order regarding the discovery schedule, setting discovery to be concluded by November 15, 2015.

Cisco Systems, Inc. v. Spherix Incorporated, 1:15-cv-00559-SLR, in the United States District Court for the District of Delaware

On June 30, 2015, Cisco Systems, Inc. initiated litigation against the Company in United States District Court for the District of Delaware, requesting a declaration of non-infringement U.S. Patent No. RE45,598, which was issued on June 30, 2015, and, with respect to that patent, alleging breach of contract, breach of covenant of good faith and fair dealing implied in contract and promissory estoppel. Currently, the Company’s deadline to move, answer or otherwise respond to the Complaint is August 20, 2015.

Counterclaims

In the ordinary course of business, the Company, along with the Company’s wholly-owned subsidiaries, will initiate litigation against parties whom the Company believe have infringed on intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation; Spherix Incorporated v. Cisco Systems Inc., and NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. have filed counterclaims against the Company. The Company has evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters. The Company can provide no assurance that the outcome of these claims will not have a material adverse affect on the Company’s financial position and results from operation.

Note 9.	Subsequent Events

Offering of Common Stock and Warrants

On July 15, 2015, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Chardan Capital Markets, LLC (the “Placement Agent”) relating to the Company’s registered direct offering, issuance and sale (the “Offering”) to select institutional investors (the “Investors”) of 5,719,530 shares (the “Offered Shares”) of the Company’s Common Stock, $0.0001 par value per share, and Common Stock Purchase Warrants (the “Warrants”) to purchase up to an aggregate of 7,035,024 shares of Common Stock (the “Warrant Shares”).

Pursuant to the Placement Agency Agreement, the Company paid the Placement Agent a cash fee of 8.0% of the gross proceeds from the Offering and $25,000 for its expenses related to the offering. The Placement Agent had no commitment to purchase any of the shares of Common Stock or Warrants and was acting only as an agent in obtaining indications of interest from investors who purchased the shares of Common Stock and Warrants directly from the Company. The Placement Agency Agreement requires the Company to indemnify the Placement Agent and certain of its affiliates against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Act”), or to contribute to payments the Placement Agent may be required to make because of any of those liabilities.

In addition, on July 15, 2015, the Company and the Investors entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of the Offered Shares and the Warrants. The Offered Shares and Warrants were sold in units, with each unit consisting of one Offered Share and a Warrant to purchase 1.23 Warrant Shares. The purchase price per unit was $0.256. The Warrants provide for an exercise price of $0.43 per share and become exercisable on January 22, 2016 and have a term of five years thereafter. The exercise price of the Warrants will also be adjusted in the event of stock splits and reverse stock splits. Except upon at least 61 days’ prior notice from the holder to the Company, the holder will not have the right to exercise any portion of the Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock (including securities convertible into common stock) outstanding immediately after the exercise; provided, however, that the holder may not increase this limitation at any time in excess of 9.99%. The Securities Purchase Agreement provides that, subject to certain exceptions, for a period ending 60 days after the date of closing of the Securities Purchase Agreement, neither the Company nor any of its subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents.

The Securities Purchase Agreement further provides that, subject to certain exceptions, until the Warrants are no longer outstanding, the Company will not affect or enter into a variable rate transaction. The Securities Purchase Agreement also provides the Investors an 18 month right of participation for an amount up to 100% of such subsequent financing common stock (or common stock equivalents or a combination thereof), on the same terms and conditions of such transaction. The use of proceeds from the Offering shall be for working capital and general corporate purposes, and shall not be used for the satisfaction of the Company’s debt (other than ordinary course payables), for the redemption of common stock or common stock equivalents, for the settlement of outstanding litigation or in violation of OFAC or FCPA regulations.

The net proceeds to the Company from the Offering, after deducting Placement Agent fees and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were approximately $1.3 million. The Offering closed on July 21, 2015.

The Offered Shares, the Warrants and the Warrant Shares are registered under the Act on the Company’s Registration Statement on Form S-3 (Registration No. 333-198498) previously filed with the Securities and Exchange Commission and declared effective on November 18, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. All references to “we,” “us,” “our” and the “Company” refer to Spherix Incorporated, a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, revenue was nominal.

During the three months ended June 30, 2015, we incurred a loss from operations of $40.3 million, compared to $11.6 million for the same period in 2014.  During the second half of 2014, the Company implemented certain cost cutting measures, including assessing its consultants and vendors.  This resulted in significant savings during the quarter ended June 30, 2015 as compared to the prior year period.  The increase in net loss was primarily attributed to a $37.2 million impairment charge taken against the goodwill and intangible assets, offset by a $6.9 million decrease in stock-based compensation expense, since we did not grant stock options during the second quarter of 2015; and decreased professional expenses of $1.3 million related to legal services, consulting services and accounting services, which was a result of our cost cutting measures. Based upon the level of working capital as of June 30, 2015, we reversed $350,000 of Target Bonus during the second quarter of 2015, as we determined that it was no longer probable that a qualifying strategic transaction would occur. During the three months ended June 30, 2015 and 2014, we recorded $2.5 and $2.4 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the three months ended June 30, 2015 other expenses, net was approximately $5,000 as compared to $11,000 of other income, net for the comparable prior period.  The decrease in other income, net was related to a $12,500 realized loss and a $12,000 unrealized loss on marketable securities.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, revenue was nominal.

During the six months ended June 30, 2015, we incurred a loss from operations of $44.4 million, compared to $19.6 million for the same period in 2014.  During the second half of 2014, the Company implemented certain cost cutting measures, including assessing its consultants and vendors.  This resulted in significant savings during the six months ended June 30, 2015 as compared to the prior year period.  The increase in net loss was primarily attributed to a $37.2 million impairment charge taken against the goodwill and intangible assets during the second quarter of 2015, offset by a $10.2 million decrease in stock-based compensation expense, as we have yet to grant stock options in 2015; and decreased professional expenses of $1.7 million related to legal services, consulting services and accounting services, which was a result of our cost cutting measures. Based upon the level of working capital as of June 30, 2015, we reversed $350,000 of Target Bonus during the second quarter of 2015, as we determined that it was no longer probable that a qualifying strategic transaction would occur. During the six months ended June 30, 2015 and 2014, we recorded $4.9 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the six months ended June 30, 2015 other income, net was approximately $25,000 as compared to $16,000 for the comparable prior period.  The increase in other income, net was related to $40,000 non-cash fair value adjustment on warrants recorded as derivatives.

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

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. We have a working capital deficiency of $0.04 million and working capital of $3.2 million at June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents were $0.1 million and $0.8 million as of June 30, 2015 and December 31, 2014, respectively. Marketable securities were $0.8 million and $3.5 million as of June 30, 2015 and December 31, 2014, respectively. This decrease in cash and cash equivalents, as well as the decrease in marketable securities, was primarily attributable to our payment of $0.9 million in redemption of 5,601 shares our Series I Preferred Stock, as well as general operating expenses.

During the six months ended June 30, 2015 and 2014, we used $2.5 million and $3.3 million, respectively, of cash in operating activities.  The cash provided by operating activities primarily resulted from our net loss for the six months ended June 30, 2015 of $44.4 million, offset by significant non-cash charges related to impairment of goodwill and intangibles of $37.2 million, amortization expenses of $4.9 million, stock-based compensation expense of $0.1 million, plus a $0.3 million increase in cash from changes in operating assets and liabilities.

There were no investing activities during the six months ended June 30, 2015.  During the six months ended June 30, 2014, we paid down $1.0 million of the deferred purchase price related to the December 2013 Rockstar patent portfolio acquisition.

During the six months ended June 30, 2015, we redeemed 5,601 shares of Series I Preferred Stock. In connection with this redemption, we paid RPX $0.9 million. On March 26, 2014, we received net proceeds of $3.9 million in a private placement made solely to accredited investors.  On June 2, 2014, we issued 10,000,000 shares of our Series J Preferred Stock. The net offering proceeds to the Company from the sale of the shares were approximately $18.5 million, after deducting placement agent fees and other estimated offering expenses. In June, 2014, we redeemed 84,219 shares of Series I Preferred Stock, resulting in a $14.1 million payment to Rockstar. In July 2015, we sold 5,719,530 shares of our Common Stock and Common Stock Purchase Warrants to purchase up to an aggregate of 7,035,024 shares of our Common Stock, yielding net proceeds of approximately $1.3 million, excluding the proceeds, if any, from the exercise of the Warrants.

Our financial statements for the quarter ended June 30, 2015 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital deficiency amounted to approximately $0.04 million at June 30, 2015.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all. In June 2015, the Company received a letter from RPX alleging that the Company's disclosure relating to the substantial doubt regarding its ability to continue as a going concern in its previously filed Form 10-Ks and 10-Qs constitutes a default under the Intellectual Property Security Agreement surrounding the Series I Redeemable Preferred Stock that was entered into with Rockstar in December 2013, which was transferred to RPX in January 2015 as part of the purchase of Rockstar by RPX. No communications or actions alleging any breach have followed since the date of such initial communication from RPX. We strongly believe that there is no merit in the allegation, and no legal basis for the claim.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  We may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims or initiate inter partes reviews in an effort to avoid or limit liability and damages for patent infringement or cause us to incur additional costs as a strategy. If such efforts are successful, they may have an impact on the value of the patents and preclude us from deriving revenue from the patents, the patents could be declared invalid by a court or the United States Patent and Trademark Office, in whole or in part, or our costs could increase.

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

In addition, the costs of enforcing our patent rights may exceed our recoveries from such enforcement activities. Accordingly, in order for us to generate a profit from our patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays, litigation-related expenses and the contingent fees payable from such revenues, including any profit sharing arrangements with inventors or prior owners of the patents. Our failure to monetize our patent assets or the occurrence of unforeseen circumstances that could have a negative impact on our liquidity could significantly harm our business.

Should we be unsuccessful in our efforts to execute our business plan, it could become necessary for us to reduce expenses, curtail operations or explore various alternative business opportunities or possibly suspend or discontinue business activities.

Pursuant to the terms of our Series I Preferred Stock, we are obligated to redeem 29,940 shares of our outstanding Series I preferred stock on December 31, 2015 at an aggregate redemption price of $5,000,000.  We currently do not have sufficient cash or working capital to make this payment.  Our failure to generate or raise sufficient cash and working capital to meet these obligations may result in our default under these obligations, which would have a material and adverse impact on our results of operations and may require us to suspend or discontinue business activities.

In addition, our ability to raise additional capital for use in our operating activities may be adversely impacted by the terms of our Series I Preferred Stock. In the event we consummate certain fundamental transactions, we shall be required to redeem such portion of the outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the fundamental transaction after deduction of the amount of net proceeds required to leave us with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave us with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the fundamental transaction thereafter. For these purposes, a fundamental transaction includes, among other things, the realization by us of net proceeds from any financing, recovery, sale, license fee or other revenue received by us (including on account of any intellectual property rights held by us and not just in respect of the patents) during any fiscal quarter in an amount which would cause our cash or cash equivalents to exceed $5,000,000.  Thus, a significant portion of any amount we raise in a financing transaction or generate from monetization of our intellectual property may need to be used to redeem all or a portion of our Series I Preferred Stock rather than being used to finance our operations.

Our ability to raise additional capital for use in our operating activities also may be adversely impacted by the terms of a securities purchase agreement, dated as of July 15, 2015 (the “Securities Purchase Agreement”), between us and the investors who purchased securities in our July 2015 offering of our common stock and warrants for the purchase of our common stock. The Securities Purchase Agreement provides that, subject to certain exceptions, until September 21, 2015, neither we nor any of our subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents. The Securities Purchase Agreement further provides that, until the warrants issued thereunder are no longer outstanding, we will not affect or enter into a variable rate transaction, which includes issuances of securities whose prices or conversion prices may vary with the trading prices of or quotations for the shares of our Common Stock at any time after the initial issuance of such securities, as well as the entry into agreements where our stock would be issued at a future-determined price. These warrants may remain outstanding as late as January 22, 2021, when the warrants expire in accordance with their terms. The Securities Purchase Agreement also provides the Investors an 18 month right of participation for an amount up to 100% of such subsequent financing common stock (or common stock equivalents or a combination thereof), on the same terms and conditions of such transaction. Last, proceeds under the Securities Purchase Agreement are not permitted to be used for satisfaction of our debt or for the redemption of our Series I Preferred Stock. These restrictions may have an adverse impact on our ability to raise additional capital, or to use our cash to make certain payments that we are contractually obligated to make.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.  Based on this calculation and as a result of our sale of common stock and warrants that closed on July 21, 2015, and utilizing a market price of our Common Stock of $0.24 as of August 12, 2015, we are currently ineligible to sell securities pursuant to our effective registration statement on Form S-3.   The maximum amount of securities we are able to sell pursuant to that registration statement will be based on the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days preceding that date (or any subsequent date on which we sell securities) minus $1,500,000, representing the value attributed to shares of our common stock and warrants that we issued in reliance on Instruction I.B.6. of Form S-3 on July 21, 2015.  Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.

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

With respect to the quarter ended June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015. The Company has a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting:

There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Guidance IP LLC v. T-Mobile Inc., Case No. 2:14-cv-01066-RSM, in the United States District Court for the Western District of Washington

On August 1, 2013, our wholly owned subsidiary Guidance initiated litigation against T-Mobile Inc. (“T-Mobile”) in  Guidance IP LLC v. T-Mobile Inc., Case No. 6:13-cv-01168-CEH-GJK, in the United States District Court for the Middle District of Florida for infringement of U.S. Patent No. 5,719,584 (the “Asserted Patent”). The complaint alleges that T-Mobile has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patent. We sought relief in the form of a finding of infringement of the Asserted Patent, an accounting of all damages sustained by us as a result of T-Mobile’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 24, 2014, the United States District Court for the Middle District of Florida transferred the case to the United States District Court for the Western District of Washington (“the Court”). On July 14, 2014, the Court assigned the case a new case number, 2:14-cv-01066-RSM. On January 29, 2015, the Court issued an Order requiring the parties to serve Initial Disclosures by February 26, 2015 and submit a Joint Status Report and Discovery Plan to the Court by March 12, 2015, which were timely served and filed. At present, the dispute between the parties has been resolved. On April 30, 2015, the parties filed a dismissal without prejudice of all claims, defenses and counterclaims, with all attorneys’ fees, costs of court and expenses to be borne by each party incurring the same.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, we filed our Answer to the counterclaims, in which we denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, we filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, we filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al. , Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, we initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393- SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with us. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, we and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by us to license Cisco on two unrelated patents, which Cisco had made against us on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020- SLR-SRF (see below). On March 23, 2015, we filed our opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323. Spherix has three months to respond to the petitions. The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015. On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015, Cisco filed its Answer to our amended complaint with counterclaims under the Sherman Act, breach of contract, breach of covenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid. On June 10, 2015, the Court entered a Scheduling Order for the case. The Court set the Markman hearing to occur in two phases, for two different sets of patents, to occur on June 24, 2016 and September 8, 2016. The Court set trial to begin on January 16, 2018. On July 20, 2015, we filed a motion to dismiss or transfer certain of Cisco’s counterclaims.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, we initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv- 00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with us. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, we filed our opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss. On March 31, 2015, the Court granted Juniper’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to reallege “willful” infringement at a later time. On April 14, 2015, Juniper filed its Answer to our amended complaint. On May 6, 2015, the Court held an in-person Scheduling Conference in court and ordered the parties to submit the final proposed Scheduling Order to the Court. On May 28, 2015, the Court entered a Scheduling Order for the case setting the Markman hearing for June 24, 2016 and trial to begin on May 15, 2017.

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. , Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid. On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. The Court also set an August 14, 2015 deadline to complete mediation. On June 11, 2015, Huawei filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On July 7, 2015, the Court reset the Markman hearing date for August 5, 2015. The Markman hearing was held on August 5, 2015 as scheduled. The parties held an initial mediation on August 6, 2015.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, we filed an Amended Complaint in the case in which we added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, we filed our opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed an Answer to our Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five day trial beginning on May 18, 2015. On January 9, 2015, we and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs. On March 16, 2015, the Court held the Markman hearing as scheduled. On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015. On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015. On, June 11, 2015, Verizon filed a request for inter partes review (“IPR”) of the Asserted Patent in the United States Patent and Trademark Office. On July 1, 2015, the Court granted Verizon’s motion for summary judgment as to indefiniteness and non-infringement. On July 30, 2015, we filed a Notice of Appeal of the Court’s judgment in the United States Court of Appeals for the Federal Circuit.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia

On May 1, 2015, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate us for Defendants’ infringement, together with pre-and post-judgment interest and costs, and our attorney’s fees. On June 30, 2014, we filed an Amended Complaint to add allegations of infringement of U.S. Patent Nos. RE45,521 and RE45,598. On July 15, 2015, Cisco filed a motion to transfer the case to the District of Delaware. On July 17, 2015, Verizon filed an Answer and Counterclaims to the Complaint. On July 17, 2015, the Court issued a Scheduling Order setting the Final Pretrial Conference for November 19, 2015, with trial to be set within 4-8 weeks of the pretrial conference. On July 31, 2015, we filed our Opposition to Cisco’s motion to transfer. On August 5, 2015, the Court held an Initial Pretrial Conference in the case to discuss the discovery plan for the case. On August 6, 2015, we filed our answer to Verizon’s counterclaims. On August 11, 2015, the Court issued its Scheduling Order regarding the discovery schedule, setting discovery to be concluded by November 15, 2015.

Cisco Systems, Inc. v. Spherix Incorporated, 1:15-cv-00559-SLR, in the United States District Court for the District of Delaware

On June 30, 2015, Cisco Systems, Inc. initiated litigation against us in United States District Court for the District of Delaware, requesting a declaration of non-infringement U.S. Patent No. RE45,598, which issued on June 30, 2015, and, with respect to that patent, alleging breach of contract, breach of covenant of good faith and fair dealing implied in contract and promissory estoppel. Currently, our deadline to move, answer or otherwise respond to the Complaint is August 20, 2015.

Counterclaims

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation; Spherix Incorporated v. Cisco Systems Inc., and NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. have filed counterclaims against us. We have evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters. We can provide no assurance that the outcome of these claims will not have a material adverse effect on our financial position and results from operations.

Item 1A.    Risk Factors

An impairment charge could have a material adverse effect on our financial condition and results of operations.

We are required to assess goodwill for impairment if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions and other factors. Given the significant decline in stock price during the six months ended June 30, 2015 (the closing market price of our common stock was as of December 31, 2014 and June 30, 2015 was $1.13 and $0.48, respectively), we assessed impairment of our intangible assets as of June 30, 2014 and recorded a $40.0 million charge to our intangible assets. If the fair value of our reporting units or finite intangible assets is less than their book value in the future, we could be required to record additional impairment charges. A continued decline of the market price of our common stock could result in additional impairment charges in the future. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

In connection with our business, we may commence legal proceedings against certain companies whose size and resources could be substantially greater than ours; we expect such litigation to be time-consuming, lengthy and costly which may adversely affect our financial condition and our ability to survive or operate our business, even if the patents are valid and the cases we bring have merit.

To license or otherwise monetize our patent assets, we may be required to commence legal proceedings against certain large and well established and well capitalized companies.  For instance, we are currently involved in litigation against Cisco Systems, Uniden, VTech Telecommunications, Verizon Services, Huawei and Juniper Networks, each of whom is much larger and better capitalized than we are.  We may allege that such companies infringe on one or more of our patents.  Our viability could be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation.  The defendants in litigation brought by us are likely to be much larger than us and have substantially more resources than we do, which would make success of our litigation efforts subject to factors other than the validity of our patents or infringement claims asserted.  The inability to successfully enforce our patents against larger more well-capitalized companies could result in realization through settlement or election to not pursue certain infringers, or less value from our patents, and could result in substantially lower than anticipated revenue realized from infringements and lower settlement values.

We anticipate that legal proceedings against infringers of our patents may continue for several years and may require significant expenditures for legal fees and other expenses.  Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  In addition, courts and the laws are constantly changing in a manner that could increase our fees and expenses for pursuing infringers, and also could result in our assumption of legal fees of defendants if we are unsuccessful.  Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights.  The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement.  Potential defendants could challenge our patents and our actions by commencing lawsuits seeking declaratory judgments declaring our patents invalid, not infringed, or for improper or unlawful activities.  If such defenses or counterclaims are successful, they may preclude our ability to obtain damages for infringement or derive licensing revenue from the patents.  A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business.  For example, on July 1, 2015, the United States District Court for the Eastern District of Virginia, the Court issued a Markman Order interpreting certain key claims in favor of the defendants in one of our actions against Verizon, resulting in the dismissal of our claims against Verizon with respect to one of our patents. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

Parties who are alleged infringers of our patent rights may also challenge the validity of our patents in proceedings before the United States Patent and Trademark Office.  These potential proceedings include ex parte reexaminations, inter partes review, or covered business method patent challenges.  These proceedings could result in certain of our patent claims being dismissed or certain of our patents being invalidated.  We would expend signification legal fees to defend against such actions.

We have been the subject of litigation and, due to the nature of our business, may be the target of future legal proceedings that could have an adverse effect on our business and our ability to monetize our patents.

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation; Spherix Incorporated v. Cisco Systems Inc., and NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. have filed counterclaims against us. We have evaluated the counterclaims and believe they are without merit.

Our ability to raise additional capital may be adversely affected by certain of our agreements.

Our ability to raise additional capital for use in our operating activities may be adversely impacted by the terms of our Series I Preferred Stock. In the event we consummate certain fundamental transactions, we will be required to redeem such portion of our outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the fundamental transaction after deduction of the amount of net proceeds required to leave the Company with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave the Company with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the fundamental transaction thereafter. For these purposes, a fundamental transaction includes, among other things, the realization by us of net proceeds from any financing, recovery, sale, license fee or other revenue received by the Company (including on account of any intellectual property rights held by the Company and not just in respect of the patents) during any fiscal quarter in an amount which would cause our cash or cash equivalents to exceed $5,000,000.  Thus, a significant portion of any amount we raise in a financing transaction or generate from monetization of our intellectual property may need to be used to redeem all or a portion of our Series I Preferred Stock rather than being used to finance our operations.

Our ability to raise additional capital for use in our operating activities also may be adversely impacted by the terms of a securities purchase agreement, dated as of July 15, 2015 (the “Securities Purchase Agreement”), between us and the investors who purchased securities in our July 2015 offering of our common stock and warrants for the purchase of our common stock. The Securities Purchase Agreement provides that, subject to certain exceptions, until September 21, 2015, neither we nor any of our subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents. The Securities Purchase Agreement further provides that, until the warrants issued thereunder are no longer outstanding, we will not affect or enter into a variable rate transaction, which includes issuances of securities whose prices or conversion prices may vary with the trading prices of or quotations for the shares of our Common Stock at any time after the initial issuance of such securities, as well as the entry into agreements where our stock would be issued at a future-determined price. These warrants may remain outstanding as late as January 22, 2021, when the warrants expire in accordance with their terms. The Securities Purchase Agreement also provides the investors an 18 month right of participation for an amount up to 100% of such subsequent financing common stock (or common stock equivalents or a combination thereof), on the same terms and conditions of such transaction. Last, proceeds under the Securities Purchase Agreement are not permitted to be used for satisfaction of the Company’s debt or for the redemption of our Series I Preferred Stock. These restrictions may have an adverse impact on our ability to raise additional capital, or to use our cash to make certain payments that we are contractually obligated to make.

New legislation, regulations or court rulings related to enforcing patents could harm our new line of business and operating results, or could cause us to change our business model.

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

On March 3, 2015, S.632 known as the “Support Technology and Research for Our Nations Growth Patents Act of 2015” (“the STRONG Act”) was introduced into the Senate by Senator Christopher Coons. The STRONG Act prescribes a number of changes in current patent law, including how the USPTO and the Patent Trial and Appeal Board (PTAB) handle post-issuance patent proceedings. One change proposed by the Act is that the PTAB construe patent claims under the same “ordinary and customary meaning” standard in inter partes and post grant review proceedings as applied in district court litigation. The Act also provides additional grounds for a patent owner to submit claim amendments during a post-issuance review. The Act directs the Supreme Court to eliminate the model complaint for patent infringement. It also authorizes state attorneys general to act in preventing bad faith demand letters from being sent to accused infringers. The Act would allow such behavior to be treated as an unfair or deceptive act or practice in violation of the Federal Trade commission Act.

On April 29, 2015, the Energy and Commerce Committee voted to advance a bill to the full U.S. House of Representatives known as the “Targeting Rogue and Opaque Letters Act” (“the TROL Act”) (H.R. 2045). This bill is aimed at halting misleading demand letters sent by patent “trolls.” The bill would give the Federal Trade Commission and state attorneys general the authority to impose civil penalties on companies that send misleading and bad faith letters to recipients demanding that they license patents.

Also on April 29, 2015, a group of bipartisan Senators introduced S. 1137, another new patent reform bill titled, the “Protecting American Talent and Entrepreneurship” (“the PATENT Act”). The bill includes provisions requiring patent plaintiffs to clearly identify each patent and claim allegedly infringed, the products or processes, accused of infringing, and how the infringement occurs. The bill also provides that if end users of a product are sued for infringement, the manufacturer can step-in to litigate and the suit against the users will be stayed. A fee-shifting provision is also included that provides winning parties a chance to show that the losing party’s position and conduct were not “objectively reasonable.”

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

On May 26, 2015, the U.S. Supreme Court decided Commil USA LLC v. Cisco Systems, Inc. In this case, the Supreme Court held that a good faith belief that a patent is invalid does not provide an accused infringer with a defense against a charge of inducing patent infringement. The Court stated that permitting such a defense would undermine the statutory presumption of validity enjoyed by issued U.S. patents under 35 U.S.C. § 282. The long term affect of this ruling is yet to be seen as it is implemented by the district courts. However, this ruling has eliminated a defense available to parties accused of inducing patent infringement. This result could be beneficial to our patent enforcement efforts.

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

If we are unable to successfully monetize our patent assets, or if we cannot obtain sufficient capital to see our legal proceedings to fruition, our business model may be subject to change.

Our current business model of monetizing patent assets primarily through litigation against companies infringing on our intellectual property results in the potential for sporadic income. This makes us dependent on successful outcomes of our litigation claims, as well as obtaining financing from third-party sources to fund these litigations. If we are unable to generate revenue and are unable to raise additional capital on commercially reasonable terms, or if changes in law make our current business model infeasible, then we may determine to change our business model in a manner that would be anticipated to generate revenue on a more regular basis. If we determine to change our business model, it may be difficult to predict our future prospects. Furthermore, we may incur significant expenses in any such shift in business model, or our management may have to devote significant resources into developing, or may not be well suited for, any such new business model.

We have ongoing financial obligations to certain stockholders under the terms of our acquisition of certain patents from Rockstar.  Our failure to comply with our obligations to these stockholders could have a material adverse effect on the value of our assets, our financial performance and our ability to sustain operations.

In connection with our agreement to acquire Rockstar patents entered on December 31, 2013, the Company and Rockstar entered into a series of agreements which require us to redeem $20.0 million of stated value of Series I Redeemable Convertible Preferred Stock in $5 million increments on each of the 6, 12, 18 and 24 month anniversaries of the purchase.  While as of August 14, 2015 we have redeemed $15.0 million of these shares, we presently have inadequate cash to fund the remaining payment.  In the event that such payment is not timely made, the holders of our Series I Redeemable Convertible Preferred Stock may employ certain remedies, including the imposition of interest at a rate of 15% per annum from the closing date on unpaid and unconverted amounts due, and to reduce the redemption obligations through sale or recovery of patents we purchased from Rockstar in that acquisition at a value equal to unconverted amounts due which have been pledged as collateral for such obligations in the case of certain defaults as set forth in our agreements with Rockstar.  Rockstar has filed a UCC-1 covering our redemption obligations and has the right to foreclose on the collateral.  The redemption obligation is also required to be satisfied in the event that we engage in certain capital raising transactions (among other instances, where such transactions result in net proceeds to us in excess of $7.5 million) and from recoveries on other assets.  The obligation to utilize capital from financings and from other sources or the loss of patents to Rockstar upon a default could adversely impact our liquidity and financial position.

In January 2015, Rockstar transferred its remaining outstanding Series I Redeemable Convertible Preferred Stock, as well as its other stock in Spherix (including our Series H Convertible Preferred Stock) to RPX Clearinghouse LLC (“RPX”), an affiliate of RPX Corporation. Since RPX’s business model is to lower the risk of patent litigation against entities such as Spherix, RPX may take stances that are adverse to Spherix and its other stockholders. In June 2015, the Company received a letter from RPX alleging that the Company's disclosure relating to the substantial doubt regarding its ability to continue as a going concern in its previously filed Form 10-Ks and 10-Qs constitutes a default under the Intellectual Property Security Agreement surrounding the Series I Redeemable Preferred Stock that was entered into with Rockstar in December 2013, which was transferred to RPX in January 2015 as part of the purchase of Rockstar by RPX. No communications or actions alleging any breach have followed since the date of such initial communication from RPX. We strongly believe that there is no merit in the allegation, and no legal basis for the claim.

In addition, RPX will be entitled to receive a contingent recovery percentage of future profits from licensing, settlements and judgments against defendants with respect to patents purchased by us from Rockstar.  In particular, once we recover a certain amount of proceeds pertaining to the patents acquired from Rockstar in June 2013, which amount will not exceed $8.0 million, net of certain expenses, we will be required to make a payment of up to $13.0 million to Rockstar within six months of such recovery.  Furthermore, once we recover a certain level of proceeds pertaining to each portfolio of patents we acquired from Rockstar, we will be required to make participation payments to RPX which, depending on how much we recover, could range from 30% of the amount we recover to 70% of the amount we recover in any given quarter, net of certain expenses.  Our ability to fund these payments, as well as other payments that may become due in respect of our acquisition of patents from Rockstar in December 2013, will depend on the liquidity of our assets, recoveries, alternative demands for cash resources and access to capital at the time.  Furthermore, our obligation to fund these payments could materially adversely impact our liquidity and financial position.

Our common stock may be delisted from The NASDAQ Capital Market if we fail to become compliant with continued listing standards by September 21, 2015.

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

On September 25, 2012, the Company received written notification from NASDAQ advising that the minimum number of publicly held shares of our common stock had fallen below the minimum 500,000 shares required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Rule 5550(a)(4).  As a result of our November 2012 private placement transaction, the Company was advised by NASDAQ that it regained compliance with Rule 5550(a) (4).

On December 31, 2012, our total stockholders’ equity was $854,000, and was below the $2.5 million listing standard required by NASDAQ.  In March 2013, we exchanged warrants issued in November 2012 for Series C Preferred Stock, effectively increasing total stockholders’ equity to approximately $2.8 million.

On March 24, 2015, we received a deficiency notice from NASDAQ that the bid price of our common stock no longer met NASDAQ’s continued listing requirements.  In order to regain compliance with the NASDAQ listing rules, our common stock will need to have a closing bid price of at least $1.00 per share for at least 10 consecutive trading days no later than September 21, 2015. We have been informed by NASDAQ that they would likely grant us a second 180-day grace period, so long as we undertake to have a reverse stock split such that we meet the minimum closing bid price requirement for 10 consecutive trading days prior to the end of such period. As of August 12, 2015, the closing sale price of our common stock was $0.24 per share. If we do not effect a reverse stock split, or if NASDAQ does not grant us an extension with respect to the effectuation of that reverse stock split, then it is likely that our common stock will be delisted from the Nasdaq Capital Market. Furthermore, even if we do effect such a reverse stock split, our stockholders may bring actions against us in connection with that reverse stock split that could divert management resources, cause us to incur significant expenses or cause our common stock to be further diluted.

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

Finally, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Securities Exchange Act.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the shares but must trade it on an unsolicited basis. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares that become subject to those penny stock rules.

Our share price may be volatile and there may not be an active trading market for our common stock.

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock.  The market prices of technology or technology related companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price.  We have experienced significant volatility in the price of our common stock.  From January 1, 2013 through August 12, 2015, the share price of our common stock (on a split-adjusted basis) has ranged from a high of $27.86 to a low of $0.20. The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

•	developments regarding regulatory filings;

•	our funding requirements and the terms of our financing arrangements;

•	technological innovations;

•	introduction of new technologies by us or our competitors;

•	material changes in existing litigation;

•	changes in the enforceability or other matters surrounding our patent portfolios;

•	government regulations and laws;

•	public sentiment relating to our industry;

•	developments in patent or other proprietary rights;

•	the number of shares issued and outstanding;

•	the number of shares trading on an average trading day;

•	performance of companies in the non-performing entity space generally;

•	announcements regarding other participants in the technology and technology related industries, including our competitors;

•	block sales of our shares by stockholders to whom we have sold stock in private placements, or the cessation of transfer restrictions with respect to those shares; and

•	market speculation regarding any of the foregoing.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.  Based on this calculation and as a result of our sale of common stock and warrants that closed on July 21, 2015, and utilizing a market price of our Common Stock of $0.24 as of August 12, 2015, we are currently ineligible to sell securities pursuant to our effective registration statement on Form S-3.   The maximum amount of securities we are able to sell pursuant to that registration statement will be based on the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days preceding that date (or any subsequent date on which we sell securities) minus $1,500,000, representing the value attributed to shares of our common stock and warrants that we issued in reliance on Instruction I.B.6. of Form S-3 on July 21, 2015.  Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.  Furthermore, Instruction I.B.6. of Form S-3 requires that the issuer have at least one class of common equity securities listed and registered on a national securities exchange. If we are not able to obtain compliance with applicable NASDAQ rules, we will no longer be able to rely upon that Instruction. If we cannot sell securities under our shelf registration, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2015, the Company entered into a consulting agreement with a third party for three months of investor relations services. The Company has agreed to pay the consultant a monthly fee of $10,000, payable in shares of Common Stock for each month of the term. $20,000 of this stock payable was accrued in accrued expenses account on condensed consolidated balance sheet as of June 30. 2015. The Company issued 15,625 and 25,641 shares of Common Stock to this service provider on June 10, 2015 and July 10, 2015, respectively.

On June 15, 2015, the Company entered into a consulting agreement with a third party for three months of investor relations services. The Company agreed to pay the consultant a monthly fee of $5,000 for three months commencing on June 15, 2015, and granted 45,000 shares of restricted stock valued at $27,000 in the aggregate. The restricted stock awards vest monthly for each of the three months following the grant date.

Each of these issuances was made in reliance on exemptions under Section 4(a)(2) under the Securities Act of 1933, as amended, and the Company received no proceeds of these issuances.

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

Spherix Incorporated
(Registrant)

Date: August 14, 2015	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By: /s/ Frank Reiner
Frank Reiner
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

