Form 10-Q
period 2015-09-30
SPHERIX INC
filed 2015-11-05
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2015
Common Stock, $0.0001 par value	34,459,430 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2015

Part I.  Financial Information

Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$157	$805
Marketable securities	775	3,500
Prepaid expenses and other assets	20	107
Total current assets	952	4,412

Property and equipment, net	3	4
Patent portfolios, net	13,910	55,004
Goodwill	-	1,712
Deposit	26	26
Total assets	$14,891	$61,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$441	$728
Accrued salaries and benefits	215	329
Warrant liabilities	1,759	-
Short-term lease liabilities	177	173
Total current liabilities	2,592	1,230

Long-term lease liabilities	274	407
Total liabilities	2,866	1,637

Series I redeemable preferred stock, $0.0001 par value; 29,940 and 35,541 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference of $167 per share	5,000	5,935

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at September 30, 2015 and December 31, 2014; liquidation preference $0.0001 per share
Convertible preferred stock	-	-
Series C: 1 share issued and outstanding at September 30, 2015 and December 31, 2014; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference $0.0001 per share	-	-
Series H: 439,043 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at September 30, 2015 and December 31, 2014; liquidation preference $0.0001 per share	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 34,402,991 and 28,609,695 shares issued at September 30, 2015 and December 31, 2014, respectively; 34,402,763 and 28,609,467 shares outstanding at September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	138,214	137,655
Treasury stock, at cost, 228 shares at September 30, 2015 and December 31, 2014, respectively	(264)	(264)
Accumulated deficit	(130,928)	(83,808)
Total stockholders' equity	7,025	53,586
Total liabilities and stockholders' equity	$14,891	$61,158

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$-	$2	$2	$9

Operating costs and expenses
Amortization of patent portfolio	722	2,476	5,594	7,354
Compensation and related expenses (including stock-based compensation)	336	1,799	1,001	12,532
Professional fees	787	726	2,067	3,692
Impairment of goodwill and intangible assets	-	-	37,212	-
Rent	22	71	66	208
Other selling, general and administrative	92	92	440	979
Total operating expenses	1,959	5,164	46,380	24,765
Loss from operations	(1,959)	(5,162)	(46,378)	(24,756)

Other income (expenses)
Other income, net	7	17	32	34
Change in fair value of warrant liabilities	(774)	1	(774)	47
Total other (expenses) income	(767)	18	(742)	81

Net loss	$(2,726)	$(5,144)	$(47,120)	$(24,675)

Net loss per share, basic and diluted	$(0.08)	$(0.18)	$(1.56)	$(1.47)

Weighted average number of common shares outstanding, Basic and diluted	33,143,483	28,065,251	30,141,115	16,735,940

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(47,120)	$(24,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	5,594	7,354
Non-cash registration rights penalty	-	654
Change in fair value of warrant liabilities	774	(47)
Stock-based compensation	223	11,954
Issuance of common stock - financial advisor	-	225
Depreciation expenses	1	-
Unrealized gain on marketable securities	45	-
Impairment of goodwill and intangible assets	37,212	-
Changes in assets and liabilities:
Prepaid expenses and other assets	87	83
Security deposits	-	4
Accounts payable and accrued expenses	(287)	(125)
Accrued salaries and benefits	(114)	(194)
Accrued lease liabilities	(129)	-
Net cash used in operating activities	(3,714)	(4,767)

Cash flows from investing activities
Purchase of marketable securities	(3,774)	-
Purchase of property and equipment	-	(4)
Sale of marketable securities	6,454	-
Payment of accrued patent costs	-	(1,000)
Net provided by (cash used) in investing activities	2,680	(1,004)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	1,321	3,874
Proceeds from issuance of preferred stock, net	-	18,387
Redemption of Series I redeemable convertible preferred stock	(935)	(14,065)
Net cash provided by financing activities	386	8,196

Net (decrease) increase in cash and cash equivalents	(648)	2,425
Cash and cash equivalents, beginning of period	805	3,125

Cash and cash equivalents, end of period	$157	$5,550

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Retirement of treasury stock	-	201
Conversion of preferred stock to common stock	-	3

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

On March 24, 2015, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock (the “Common Stock”) for the last 30 consecutive business days, the Common Stock no longer meets the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq’s Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until September 21, 2015, to regain compliance with the Rule. After determining that it would not be in compliance with the Rule by September 21, 2015, the Company notified Nasdaq and applied for an extension of the cure period, as permitted under the original notification. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq granted a second grace period of 180 calendar days, or until March 21, 2016, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, the minimum closing bid price per share of the Company’s Common Stock must be at least $1.00 for a minimum of ten consecutive business days. Continued listing during this period is also contingent on the Company’s continued compliance with all listing requirements other than for the minimum bid price. If the Company fails to regain compliance by March 21, 2016, the Company’s stock will be subject to delisting by Nasdaq.

On July 15, 2015, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Chardan Capital Markets, LLC (the “Placement Agent”) relating to the Company’s registered direct offering, issuance and sale (the “Offering”) to select institutional investors (the “Investors”) of 5,719,530 shares (the “Offered Shares”) of the Company’s Common Stock, $0.0001 par value per share, and Common Stock Purchase Warrants (the “Warrants”) to purchase up to an aggregate of 7,035,024 shares of Common Stock (the “Warrant Shares”). The net proceeds to the Company from the Offering, after deducting Placement Agent fees and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were approximately $1.3 million. The Offering closed on July 21, 2015 (see Note 6).

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

Pursuant to the terms of Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), the Company redeemed 5,601 shares of its outstanding Series I preferred stock on June 30, 2015 at an aggregate redemption price of $935,297, and is obligated to redeem the remaining 29,940 shares of its outstanding Series I preferred stock on December 31, 2015 at an aggregate redemption price of $5.0 million.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital deficiency amounted to $1.6 million at September 30, 2015, and net loss amounted to approximately $2.7 million and $47.1 million for the three and nine months ended September 30, 2015, primarily due to a $37.2 million non-cash impairment loss on goodwill and intangible assets in the second quarter of 2015 (see Note 4).  The Company had a $130.9 million accumulated deficit as of September 30, 2015.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies other than described below to those previously disclosed in the 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2015.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2015, and the condensed consolidated results of its operations for the three and nine-month periods ended September 30, 2015 and 2014, and the condensed consolidated results of its cash flows for the nine-month periods ended September 30, 2015 and 2014. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2014.

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

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, the valuation of derivative liabilities, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Impairment of Intangible Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company determined it was necessary to test its intangible assets for impairment during the second quarter of 2015 (see Note 4). There were no indicators of impairment during the third quarter of 2015.

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that indicate the carrying amount may be impaired. Accounting Standards Codification (“ASC”) Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is necessary, a fair-value-based test is applied at the reporting unit level, which is generally one level below the operating segment level. The test compares the fair value of an entity's reporting units to the carrying value of those reporting units. This test requires various judgments and estimates.

The Company estimated the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Refer to Note 4 for further discussion of the interim goodwill impairment test performed by the Company as of June 30, 2015.

Warrant Liability

The Company accounts for the 7,035,024 common stock warrants issued in connection with its July 21, 2015 offering of units consisting of common stock and warrants for the purchase of common stock (the “July 2015 Financing”) in accordance with the guidance contained in ASC 815-40-15-7D, “Contracts in Entity’s Own Equity”. Under that accounting standard, these warrants (the “July 2015 Warrants”) do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the July 2015 Warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the July 2015 Warrants are exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the July 2015 Warrants have been estimated using a binomial valuation model (see Note 5).

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2015 and 2014 are as follows:

	As of September 30,
	2015	2014
Convertible preferred stock	5,044,821	5,156,841
Warrants to purchase common stock	7,804,827	775,021
Non-vested restricted stock awards	-	15,000
Options to purchase common stock	5,498,701	5,298,877
Total	18,348,349	11,245,739

Subsequent Events

The Company has evaluated the period after the balance sheet date but prior to the issuance of the financial statement, and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4.	Goodwill and Intangible Assets

Patent Portfolio

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts related to acquired intangible assets as of September 30, 2015 are as follows (in thousands, except year amounts):

	September 30, 2015	Weighted average amortization period (years)
Patent Portfolios at December 31, 2014, net	$55,004	5.62
Amortization expenses	5,594
Impairment loss	35,500
Patent Portfolios at September 30, 2015, net	$13,910	4.88

The accumulated amortization related to acquired intangible assets for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands, except year amounts):

	Amortization Expense for the Three Months Ended September 30,		Amortization Expense for the Nine Months Ended September 30,
Date Acquired and Description	2015	2014	2015	2014
7/24/13 - Rockstar patent portfolio	$35	$118	$268	$351
9/10/13 - North South patent portfolio	10	33	74	97
12/31/13 - Rockstar patent portfolio	677	2,325	5,252	6,906
	$722	$2,476	$5,594	$7,354

The Company incurred amortization expense associated with its finite-lived intangible assets of $0.7 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively. The Company incurred amortization expense associated with its finite-lived intangible assets of $5.6 million and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company reviews its patent portfolio for impairment as a single asset group whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the second quarter of 2015, the Company determined that certain events occurred that were indicators of a potential impairment. In accordance with ASC 360-10, the Company first estimated the future undiscounted cash flows anticipated to be generated by the patent portfolio based on the Company’s current usage and future plans for the patent portfolio over its remaining weighted average useful life. The analysis concluded that the carrying amount of the patent portfolio was not recoverable at June 30, 2015. As a result, the Company performed an analysis to determine if the carrying value of the patent portfolio exceeded its fair value. Considering that the patent portfolio is the Company’s most significant asset and is the foundation of all of its operations, the Company determined that the most appropriate measurement of fair value of the asset group was the aggregate market value of the Company’s common stock. As a result, the Company determined that the fair value of the patent portfolio at June 30, 2015 was approximately $14.6 million, which is comparable to the aggregate market capitalization of the Company as of that date. The Company recorded a $35.5 million impairment charge against its patent portfolio in the second quarter of 2015. The new cost basis of the patent portfolio of $14.6 million will be amortized over its weighted average remaining useful life of 5.13 years. There were no indicators of impairment during the third quarter of 2015.

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows (in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Three Months Ended December 31, 2015	$35	$10	$678	$723
Year Ended December 31, 2016	139	39	2,696	2,874
Year Ended December 31, 2017	138	40	2,688	2,866
Year Ended December 31, 2018	138	40	2,689	2,867
Year Ended December 31, 2019	138	40	2,688	2,866
Thereafter	285	88	1,341	1,714
Total	$873	$257	$12,780	$13,910

Goodwill

The Company’s market capitalization is sensitive to the volatility of the Company’s stock price. During the six months ended June 30, 2015, the market price of the Common Stock decreased from $1.13 to $0.48. The decline in stock price experienced by the Company was deemed a “triggering” event requiring that goodwill be tested for impairment as of June 30, 2015.

The Company performed its interim goodwill impairment test as of June 30, 2015. The Company performed the first step of the goodwill impairment test as of June 30, 2015 in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is based upon the Company’s market capitalization on the measurement date, June 30, 2015 and also on July 15, 2015 (date of the July 2015 Financing as discussed in Note 9). The Company believes that this is the most appropriate valuation technique for determining the fair value of the reporting unit for various reasons. Most importantly, the Company’s common shares are publicly traded on Nasdaq. Therefore, active quoted market prices can be readily observed and the Company has a widely distributed shareholder base which provides for a substantial amount of daily trading volume. As such, the Company believes that the quoted market price is a good representation of a fair value of one share of the Company, or a fractional interest in the Company.

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

In performing the second step of the goodwill impairment test, the Company compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill, the Company assigns the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Based on the estimated implied fair value of goodwill, the Company recorded an impairment charge of $1.7 million, to reduce the carrying value of goodwill to its implied fair value, which was determined to be zero. This impairment charge is included in the impairment of goodwill and intangible assets on the condensed consolidated statement of operations for nine months ended September 30, 2015.

Note 5.	Fair Value of Financial Assets and Liabilities

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2015 and December 31, 2014 (in thousands):

	Fair value measured at September 30, 2015
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$775	$775	$-	$-

Liabilities
Fair value of warrant liabilities	$1,759	$-	$-	$1,759

	Fair value measured at December 31, 2014
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,500	$3,500	$-	$-

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2015.

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

On July 21, 2015, the Company issued the July 2015 Warrants to the investors in the July 2015 Financing to purchase aggregate of 7,035,024 shares of common stock. The July 2015 Warrants become exercisable on January 22, 2016 at an exercise price of $0.43 per share. The warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined) at the Company and therefore are classified as liabilities. The July 2015 Warrants have been recorded at their fair value using the binomial valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of September 30, 2015 is as follows:

Date of valuation	July 21, 2015	September 30,2015
Risk-free interest rate	1.69%	1.37%
Expected volatility	100.00%	100.00%
Expected life (in years)	5.5	5.3
Expected dividend yield	-	-

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility in the binomial model is based on an expected volatility of 100% which represents the percentage required to be used when valuing the cash settlement feature as contractually stated in the form of warrant. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

Beginning balance at January 1, 2015	$-
Recognition of warrant liabilities	985
Fair value adjustment of warrant liabilities	774
Ending balance at September 30, 2015	$1,759

Note 6.	Stockholders’ Equity and Redeemable Convertible Preferred Stock

Offering of Common Stock and Warrants

On July 15, 2015, the Company entered into a placement agency agreement with Chardan Capital Markets, LLC as placement agent (the “Placement Agent”), relating to the July 2015 Financing, which was a registered direct offering to select institutional Investors of 5,719,530 shares of the Company’s Common Stock, $0.0001 par value per share, and Common Stock Purchase Warrants to purchase up to an aggregate of 7,035,024 shares of Common Stock.

Pursuant to the Placement Agency Agreement, the Company paid the Placement Agent a cash fee of 8.0% of the gross proceeds from the July 2015 Financing and $25,000 for its expenses related to the offering. The Placement Agent had no commitment to purchase any of the shares of Common Stock or Warrants and was acting only as an agent in obtaining indications of interest from investors who purchased the shares of Common Stock and Warrants directly from the Company.

In addition, on July 15, 2015, the Company and the Investors in the July 2015 Financing entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of the Offered Shares and the Warrants. The Offered Shares and Warrants were sold in units, with each unit consisting of one Offered Share and a Warrant to purchase 1.23 Warrant Shares. The purchase price per unit was $0.256. The Warrants provide for an exercise price of $0.43 per share and become exercisable on January 22, 2016 and have a term of five years thereafter. The exercise price of the Warrants will also be adjusted in the event of stock splits and reverse stock splits. Except upon at least 61 days’ prior notice from the holder to the Company, the holder will not have the right to exercise any portion of the Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock (including securities convertible into common stock) outstanding immediately after the exercise; provided, however, that the holder may not increase this limitation at any time in excess of 9.99%.

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

Preferred Stock

The Company had designated separate series of its capital stock as of September 30, 2015 and December 31, 2014 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	September 30, 2015	December 31, 2014	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "C"	1	1	0.0001	1:1
Series “D"	4,725	4,725	0.0001	10:1
Series “D-1"	834	834	0.0001	10:1
Series “F-1"	-	-	0.0001	1:1
Series “H"	439,043	439,043	0.0001	10:1
Series “I”	29,940	35,541	0.0001	20:1
Series “J”	-	-	0.0001	1:1

Series I Redeemable Convertible Preferred Stock

In connection with the agreement to acquire Rockstar patents entered on December 31, 2013, the Company and Rockstar entered into a series of agreements which require the Company to redeem $20 million of stated value of Series I Preferred Stock in $5 million increments on each of the 6, 12, 18 and 24 months anniversary of the purchase. In the event that such payments are not timely made, Rockstar may employ certain remedies, including the imposition of interest at a rate of 15% per annum from the closing date on unpaid and unconverted amounts due and after the 12 month anniversary can reduce the redemption obligations through sale or recovery of patents in the acquisition at a value equal to unconverted amounts due which have been pledged as collateral for such obligations. Rockstar has filed a UCC-1 covering its redemption obligations and the right to foreclose on the collateral. The redemption obligation is also required to be satisfied in the event that the Company engages in certain capital raising transactions (among other instances, where such transactions result in net proceeds to us in excess of $7.5 million) and from recoveries on other assets. The obligation to utilize capital from financings and from other sources or the loss of patents to Rockstar upon a default could adversely impact our liquidity and financial position.

In January 2015, Rockstar transferred its remaining outstanding Series I Preferred Stock, as well as its other stock in Spherix (including the Company’s Series H Convertible Preferred Stock) to RPX Clearinghouse LLC (“RPX”), an affiliate of RPX Corporation.

During the quarter ended June 30, 2015, the Company redeemed 5,601 shares of Series I Preferred Stock. In accordance with this redemption, the Company paid RPX $0.94 million.

As of September 30, 2015, 29,940 shares of Series I Preferred Stock with an aggregate remaining redemption price of $5.0 million remained issued and outstanding.

In June 2015, the Company received a letter from RPX alleging that the Company's disclosure relating to the substantial doubt regarding its ability to continue as a going concern in its previously filed Forms 10-K and 10-Q constitutes a default under the Intellectual Property Security Agreement surrounding the Series I Preferred Stock that was entered into with Rockstar in December 2013, which was transferred to RPX in January 2015 as part of the purchase of Rockstar’s assets by RPX. No communications or actions alleging any breach have followed since the date of such initial communication from RPX. The Company strongly believes that there is no merit in the allegation, and no legal basis for the claim.

Warrants

A summary of warrant activity for the nine months ended September 30, 2015 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2014	769,803	$13.70	$-	4.03
Issued	7,035,024	0.43	-	5.31
Outstanding as of September 30, 2015	7,804,827	$1.74	$-	5.11
Exercisable as of September 30, 2015	769,803	$13.70	$-	3.28

Stock Options

On April 3, 2014, pursuant to and subject to the available number of shares reserved under the Company’s 2014 Equity Incentive Plan, the Company issued 500,000 non-qualified options with a term of five years and an exercise price of $2.86 to Anthony Hayes, director and the Chief Executive Officer of the Company. 50% of the options vested immediately, and the remaining 50% vesting upon the Company’s receipt of gross proceeds of at least $30 million by April 3, 2015 from an offering of its securities (the “Performance Condition”).  Since the Performance Condition was not satisfied by April 3, 2015, 250,000 options were forfeited.  As a result, the Company reversed $0.4 million of option expense related to this grant during the nine months ended September 30, 2015.

On May 24, 2015, 176 options granted on May 25, 2010 expired.

During the third quarter ended September 30, 2015, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 450,000 options to five of the Company’s directors. These stock options are vested within one year of the date of grant. The aggregate grant date fair value of these options was approximately $69,000.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on the standard deviation of the Company’s underlying stock price's daily logarithmic returns. The fair value of options granted in 2015 and 2014 was estimated using the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Exercise price	$0.22 - $1.73	$1.34 - $1.79	$0.22 - $1.73	$1.34 - $5.83
Expected stock price volatility	117.2% - 130.4%	77.7% - 79.0%	117.2% - 130.4%	77.7% - 90.6%
Risk-free rate of interest	0.74% - 1.08%	0.95% - 1.76%	0.74% - 1.08%	0.76% - 1.76%
Term (years)	1.9 - 3.0	2.5 - 5.3	1.9 - 3.0	2.5 - 5.5

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2014	5,243,877	$4.97	$-	6.0
Employee options granted	450,000	0.50	-	4.7
Employee options forfeited	(250,000)	-	-	-
Employee options expired	(176)	-	-	-
Outstanding as of September 30, 2015	5,443,701	4.69	$34,500	5.3
Options vested and expected to vest	5,443,701	4.69	-	5.3
Options vested and exercisable	5,406,076	$4.72	$-	5.3

A summary of option activity under the Company’s non-employee stock option plan for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2014	55,000	$5.16	$-	6.4
Non-employee options granted	-	-	-	-
Outstanding as of September 30, 2015	55,000	5.16	-	5.7
Options vested and expected to vest	55,000	5.16	-	5.7
Options vested and exercisable	55,000	$5.16	$-	5.7

Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and was approximately $0.2 million and $12.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $5,000. The weighted average remaining vesting period of options outstanding at September 30, 2015 is approximately 0.9 years.

Restricted Stock Awards

On January 5, 2015, the Company issued 2,500 shares of fully vested common shares to an employee.

On June 10, 2015, the Company entered into a consulting agreement with a third party for three months of services. The Company has agreed to pay the consultant a monthly fee of $10,000, payable in shares of Common Stock for each month of the term. On August 6, 2015, the Company issued 15,625 and 25,641 common shares based on the closing price of Common Stock on June 10, 2015 and July 10, 2015, respectively. On October 6, 2015, the Company issued 41,667 common shares based on the closing price of Common Stock on August 9, 2015

On June 15, 2015, the Company entered into a consulting agreement with a third party. The Company has agreed to pay the consultant a monthly fee of $5,000 for three months commencing on June 15, 2015, and granted 45,000 shares of restricted stock. The restricted stock awards vested monthly for each of the three months following the grant date. On August 6, 2015, the Company issued 30,000 common shares and on October 6, 2015, the Company issued the remaining 15,000 shares of Common Stock.

A summary of the restricted stock award activity for the nine months ended September 30, 2015 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2014	7,500	$2.63
Granted	127,933	0.45
Vested	(135,433)	0.56
Nonvested at September 30, 2015	-	$-

Stock-based Compensation

Stock-based compensation for the three months and nine months ended September 30, 2015 and 2014 was comprised of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Employee restricted stock awards	$-	$19	$11	$33
Employee stock option awards	64	1,547	154	11,698
Non-employee restricted stock awards	25	15	58	175
Non-employee option awards	-	-	-	48
Total compensation expense	$89	$1,581	$223	$11,954

Note 7.	Related Party Transactions

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

On June 30, 2015, the Board of Directors (the “Board”) of the Company accepted the resignation of Richard Cohen as Chief Financial Officer of the Company, effective immediately. In connection therewith, the Company amended and restated its consulting agreement with Chord Advisors, LLC (“Chord”), an advisory firm that provides the Company with certain accounting services, such that it will continue to provide the Company with certain financial accounting and advisory services, with the monthly fee to Chord reduced from $20,000 to $10,000 per month since its affiliate will no longer serve as the Company’s Chief Financial Officer.

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

On August 10, 2015, the Company entered into a consulting agreement with Mr. Howard E. Goldberg (d/b/a Forward Vision Associates, of which Mr. Goldberg is the sole proprietor and owner), on an independent contractor basis, pursuant to which Mr. Goldberg will, among other services, provide advisory services to the Company in areas including licensing, litigation and business strategies. The Company will pay Mr. Goldberg an agreed upon quarterly retainer amount of $20,400 (calculated on an hourly basis) and, if applicable, upon exhaustion of each quarterly retainer, at an hourly rate to be paid in equity (for the first 50 hours above the quarterly retainer), and subsequently (if applicable) at an hourly rate thereafter in cash. The Company will reimburse Mr. Goldberg for actual out-of-pocket expenses. The consulting agreement with Mr. Goldberg has an initial term of one year, unless consultant has completed the desired services by an earlier date or unless the agreement is earlier terminated pursuant to its terms. The consulting agreement with Mr. Goldberg may be extended by written agreement of both the Company and consultant. During the three-month period ended September 30, 2015, the Company incurred $20,400 consulting expenses related to this agreement. Mr. Goldberg was also appointed as a director of the Company.

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

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, the Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v.Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, the Company filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, the Company filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On September 28, 2015, the hearing in the IPR proceedings was held before the Board. On October 9, 2015, the parties filed a Joint Motion to Stay the litigation pending the issuance of the Board’s final written decisions in the IPR proceedings. On October 13, 2015, the Court granted the stay and administratively closed the case until the Board issues its final written decisions.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al. , Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed its Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the Board issues its final written decisions.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393- SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed its amended complaint to reflect that certain of the patents asserted were assigned to its wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with the Company. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, the Company and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by the Company to license Cisco on two unrelated patents, which Cisco had made against the Company on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020- SLR-SRF (see below). On March 23, 2015, the Company filed its opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323. The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015. On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015, Cisco filed its Answer to the Company’s amended complaint with counterclaims under the Sherman Act, breach of contract, breach of covenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid. On June 10, 2015, the Court entered a Scheduling Order for the case. The Court set the Markman hearing to occur in two phases, for two different sets of patents, to occur on June 24, 2016 and September 8, 2016. The Court set trial to begin on January 16, 2018. On July 13, 2015, the Company filed its oppositions to Cisco’s IPR petitions. On July 20, 2015, the Company filed a motion to dismiss or transfer certain of Cisco’s counterclaims. On September 22, 2015, the Patent Trial and Appeal Board issued orders instituting the two IPR proceedings, Nos. IPR2015-00999 and IPR2015-01001, as requested by Cisco.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, the Company initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv- 00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed its amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with the Company. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, the Company filed its opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss. On March 31, 2015, the Court granted Juniper’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to reallege “willful” infringement at a later time. On April 14, 2015, Juniper filed its Answer to the Company’s amended complaint. On May 6, 2015, the Court held an in-person Scheduling Conference in court and ordered the parties to submit the final proposed Scheduling Order to the Court. On May 28, 2015, the Court entered a Scheduling Order for the case setting the Markman hearing for June 24, 2016 and trial to begin on May 15, 2017.

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. , Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid. On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. The Court also set an August 14, 2015 deadline to complete mediation. On June 11, 2015, Huawei filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On July 7, 2015, the Court reset the Markman hearing date for August 5, 2015. The Markman hearing was held on August 5, 2015 as scheduled. The parties held an initial mediation on August 6, 2015. On August 17, 2015, the Court issued its Markman Order. On August 20, 2015, the mediator filed a report with the Court reporting that the parties reached a settlement of the case on August 14, 2015. On August 31, 2015, the parties filed a Joint Motion to Stay and Notice of Settlement. On September 9, 2015, the Court stayed the case and set a status conference for October 2, 2015. On September 18, 2015, the parties filed in the Patent Trial and Appeals Board (“Board”) a joint motion to terminate the two IPR petitions file by Huawei, Nos. IPR2015-01382 and IPR2015-01390. On September 24, 2015, the Board issued orders terminating the two IPR proceedings. At the October 2, 2015 status conference, Huawei’s counsel failed to appear. On October 2, 2015, the Court issued an order stating that “the parties shall appear for a hearing before the Court October 16, 2015 at 8:30 a.m., unless an Order of Dismissal has been entered before then” and that “Defendants shall pay Plaintiff’s reasonable expenses, including attorney’s fees, incurred for travel to and attendance at the October 2, 2015 hearing.” On October 13, 2015, the Company received Huawei’s fully executed copy of a confidential settlement and license agreement (the “Agreement”). The Agreement provides Huawei with a fully paid-up, non-exclusive, irrevocable, worldwide license (without the right to sub-license) to make, sell and otherwise dispose of certain specifically listed licensed products under eleven (11) of the Company’s patents (the “License”). Hence, the License is not a license to the Company’s entire portfolio. The Company agreed that it will not bring suit or otherwise assert a claim with respect to the licensed products. In exchange for a one-time cash payment to the Company in the amount of $295,000, the Company will have granted the License and an irrevocable release in law and equity of all claims and liabilities involved in the Litigation. Within five (5) business days of the confirmed payment of this amount by Huawei to the Company under the terms of the Agreement, the parties thereto shall cause a stipulation of dismissal of all claims and counterclaims to be filed with the Court.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al. , Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, the Company filed its Amended Complaint in the case in which the Company added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, the Company filed its opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed its Answer to the Company’s Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five day trial beginning on May 18, 2015. On January 9, 2015, the Company and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs. On March 16, 2015, the Court held the Markman hearing as scheduled. On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015. On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015. On, June 11, 2015, Verizon filed a request for inter partes review (“IPR”) of the Asserted Patent in the United States Patent and Trademark Office. On July 1, 2015, the Court granted Verizon’s motion for summary judgment as to indefiniteness and non-infringement. On July 30, 2015, the Company filed a Notice of Appeal of the Court’s judgment in the United States Court of Appeals for the Federal Circuit. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. On September 4, 2015, the Company filed an unopposed motion to withdraw its Notice of Appeal. On September 8, 2015, the Court granted the motion to withdraw the Notice of Appeal. On September 10, 2015, the parties filed a joint motion to terminated the IPR proceeding. On September 14, 2015, the Patent Trial and Appeal Board terminated Verizon’s petition.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia

On May 1, 2015, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al , Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate the Company for Defendants’ infringement, together with pre-and post-judgment interest and costs, and the Company’s attorney’s fees. On June 30, 2015, the Company filed its Amended Complaint to add allegations of infringement of U.S. Patent Nos. RE45,521 and RE45,598. On July 15, 2015, Cisco filed a motion to transfer the case to the District of Delaware. On July 17, 2015, Verizon filed its Answer and Counterclaims to the Complaint. On July 17, 2015, the Court issued a Scheduling Order setting the Final Pretrial Conference for November 19, 2015, with trial to be set within 4-8 weeks of the pretrial conference. On July 31, 2015, the Company filed its Opposition to Cisco’s motion to transfer. On August 5, 2015, the Court held an Initial Pretrial Conference in the case to discuss the discovery plan for the case. On August 6, 2015, the Company filed its answer to Verizon's counterclaims. On August 11, 2015, the Court issued its Scheduling Order regarding the discovery schedule, setting discovery to be concluded by November 15, 2015. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. Cisco was not a party to the agreement and the case continues against Cisco. On September 1, 2015, the Company and Verizon filed a joint motion to dismiss the Verizon entities from the case. On September 2, 2015, the Court granted the motion to dismiss Verizon. On September 23, 2015, Cisco filed a Consent Motion to transfer the action to the District of Delaware, and on September 25, 2015, the Court granted the motion. The case has been transferred to the District of Delaware and assigned new case number 1:15-cv-00869-SLR.

Cisco Systems, Inc. v. Spherix Incorporated, 1:15-cv-00559-SLR, in the United States District Court for the District of Delaware

On June 30, 2015, Cisco Systems, Inc. initiated litigation against the Company in United States District Court for the District of Delaware, requesting a declaration of non-infringement U.S. Patent No. RE45,598, which issued on June 30, 2015, and, with respect to that patent, alleging breach of contract, breach of covenant of good faith and fair dealing implied in contract and promissory estoppel. On August 28, 2015, the Company filed motions to dismiss the case in light of previously filed case, case No. 1:15-cv-0576-GBL-IDD, in the Eastern District of Virginia, which involves U.S. Patent No. RE45,598.

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

During the three months ended September 30, 2015 and 2014, revenue was nominal.

During the three months ended September 30, 2015, we incurred a loss from operations of $2.0 million, compared to $5.2 million for the same period in 2014.  The decrease in net loss was primarily attributed to a $1.5 million decrease in stock-based compensation expense, and a $1.8 million decrease in amortization expenses related to the Rockstar patents acquired by the Company during 2013 due to a $37.2 million impairment of intangible assets in the second quarter of 2015.

During the three months ended September 30, 2015 other expenses were approximately $0.8 million as compared to approximately $18,000 of other income for the comparable prior period.  The decrease in other income was primarily related to a $0.8 million non-cash fair value adjustment on warrants issued in connection with the July 2015 Financing.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

During the nine months ended September 30, 2015 and 2014, revenue was nominal.

During the nine months ended September 30, 2015, we incurred a loss from operations of $46.4 million, compared to $24.8 million for the same period in 2014.  During the second half of 2014, the Company implemented certain cost cutting measures, including assessing its consultants and vendors.  This resulted in significant savings during the nine months ended September 30, 2015 as compared to the prior year period.  The increase in net loss was primarily attributed to a $37.2 million impairment charge taken against the goodwill and intangible assets during the second quarter of 2015, offset by a $11.7 million decrease in stock-based compensation expense, and decreased professional expenses of $1.6 million related to legal services, consulting services and accounting services, which was a result of our cost cutting measures. During the nine months ended September 30, 2015 and 2014, we recorded $5.6 million and $7.4 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the nine months ended September 30, 2015, other expenses was approximately $0.7 million as compared to approximately $81,000 other income for the comparable prior period.  The increase in other income was related to a $0.8 million non-cash fair value adjustment on warrants issued in connection with the July 2015 financing.

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

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. We have a working capital deficiency of $1.6 million and working capital of $3.2 million at September 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents were $0.2 million and $0.8 million as of September 30, 2015 and December 31, 2014, respectively. Marketable securities were $0.8 million and $3.5 million as of September 30, 2015 and December 31, 2014, respectively. This decrease in cash and cash equivalents, as well as the decrease in marketable securities, was primarily attributable to our payment of $0.9 million related to the redemption of 5,601 shares our Series I Preferred Stock, as well as general operating expenses.

During the nine months ended September 30, 2015 and 2014, we used $3.7 million and $4.8 million, respectively, of cash in operating activities.  The cash provided by operating activities primarily resulted from our net loss for the nine months ended September 30, 2015 of $47.1 million, offset by significant non-cash charges related to impairment of goodwill and intangibles of $37.2 million, amortization expenses of $5.6 million, fair value adjustment of warrant liabilities of $0.8 million, stock-based compensation expense of $0.2 million, plus a $0.4 million decrease in cash from changes in operating assets and liabilities.

During the nine months ended September 30, 2015, we purchased $3.8 million and sold $6.5 million of marketable securities.  During the nine months ended September 30, 2014, we paid down $1.0 million of the deferred purchase price related to the December 2013 Rockstar patent portfolio acquisition.

During the nine months ended September 30, 2015, we redeemed 5,601 shares of Series I Preferred Stock. In connection with this redemption, we paid RPX $0.9 million. In July 2015, we sold 5,719,530 shares of our Common Stock and Warrants to purchase up to an aggregate of 7,035,024 shares of our Common Stock, yielding net proceeds of approximately $1.3 million, excluding the proceeds, if any, from the exercise of the July 2015 Warrants. On March 26, 2014, we received net proceeds of $3.9 million in a private placement made solely to accredited investors.  On June 2, 2014, we issued 10,000,000 shares of our Series J Preferred Stock. The net offering proceeds to the Company from the sale of the shares were approximately $18.5 million, after deducting placement agent fees and other estimated offering expenses. In June, 2014, we redeemed 84,219 shares of Series I Preferred Stock, resulting in a $14.1 million payment to Rockstar.

Our financial statements for the quarter ended September 30, 2015 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital deficiency amounted to approximately $1.6 million at September 30, 2015.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all. In June 2015, we received a letter from RPX alleging that our disclosure relating to the substantial doubt regarding our ability to continue as a going concern in our previously filed Forms 10-K and 10-Q constitutes a default under the Intellectual Property Security Agreement surrounding the Series I Redeemable Preferred Stock that was entered into with Rockstar in December 2013, which was transferred to RPX in January 2015 as part of the purchase of Rockstar by RPX. No communications or actions alleging any breach have followed since the date of such initial communication from RPX. We strongly believe that there is no merit in the allegation, and no legal basis for the claim.

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

Our ability to raise additional capital for use in our operating activities also may be adversely impacted by the terms of a securities purchase agreement, dated as of July 15, 2015 (the “Securities Purchase Agreement”), between us and the investors who purchased securities in our July 2015 Financing. The Securities Purchase Agreement provides that, subject to certain exceptions, until September 21, 2015, neither we nor any of our subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents. The Securities Purchase Agreement further provides that, until the warrants issued thereunder are no longer outstanding, we will not affect or enter into a variable rate transaction, which includes issuances of securities whose prices or conversion prices may vary with the trading prices of or quotations for the shares of our Common Stock at any time after the initial issuance of such securities, as well as the entry into agreements where our stock would be issued at a future-determined price. These warrants may remain outstanding as late as January 22, 2021, when the warrants expire in accordance with their terms. The Securities Purchase Agreement also provides the Investors an 18 month right of participation for an amount up to 100% of such subsequent financing common stock (or common stock equivalents or a combination thereof), on the same terms and conditions of such transaction. Last, proceeds under the Securities Purchase Agreement are not permitted to be used for satisfaction of our debt or for the redemption of our Series I Preferred Stock. These restrictions may have an adverse impact on our ability to raise additional capital, or to use our cash to make certain payments that we are contractually obligated to make.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.  Based on this calculation and as a result of our sale of common stock and warrants that closed on July 21, 2015, and utilizing a market price of our Common Stock of $0.33 as of November 3, 2015, we are currently ineligible to sell securities pursuant to our effective registration statement on Form S-3.   The maximum amount of securities we are able to sell pursuant to that registration statement will be based on the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days preceding that date (or any subsequent date on which we sell securities) minus $1,500,000, representing the value attributed to shares of our common stock and warrants that we issued in reliance on Instruction I.B.6. of Form S-3 on July 21, 2015.  Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.

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

With respect to the quarter ended September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015. The Company has a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting:

There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al ., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, we filed our Answer to the counterclaims, in which we denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, we filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, we filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On September 28, 2015, the hearing in the IPR proceedings was held before the Board. On October 9, 2015, the parties filed a Joint Motion to Stay the litigation pending the issuance of the Board’s final written decisions in the IPR proceedings. On October 13, 2015, the Court granted the stay and administratively closed the case until the Board issues its final written decisions.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al. , Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“Board”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The Board also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The Board held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the Board issues its final written decisions.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, we initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393- SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with us. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, we and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by us to license Cisco on two unrelated patents, which Cisco had made against us on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020- SLR-SRF (see below). On March 23, 2015, we filed our opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323. The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015. On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015, Cisco filed its Answer to our amended complaint with counterclaims under the Sherman Act, breach of contract, breach of covenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid. On June 10, 2015, the Court entered a Scheduling Order for the case. The Court set the Markman hearing to occur in two phases, for two different sets of patents, to occur on June 24, 2016 and September 8, 2016. The Court set trial to begin on January 16, 2018. On July 13, 2015, we filed our oppositions to Cisco’s IPR petitions. On July 20, 2015, we filed a motion to dismiss or transfer certain of Cisco’s counterclaims. On September 22, 2015, the Patent Trial and Appeal Board issued orders instituting the two IPR proceedings, Nos. IPR2015-00999 and IPR2015-01001, as requested by Cisco.

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

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. , Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid. On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. The Court also set an August 14, 2015 deadline to complete mediation. On June 11, 2015, Huawei filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On July 7, 2015, the Court reset the Markman hearing date for August 5, 2015. The Markman hearing was held on August 5, 2015 as scheduled. The parties held an initial mediation on August 6, 2015. On August 17, 2015, the Court issued its Markman Order. On August 20, 2015, the mediator filed a report with the Court reporting that the parties reached a settlement of the case on August 14, 2015. On August 31, 2015, the parties filed a Joint Motion to Stay and Notice of Settlement. On September 9, 2015, the Court stayed the case and set a status conference for October 2, 2015. On September 18, 2015, the parties filed in the Patent Trial and Appeals Board (“Board”) a joint motion to terminate the two IPR petitions filed by Huawei, Nos. IPR2015-01382 and IPR2015-01390. On September 24, 2015, the Board issued orders terminating the two IPR proceedings. At the October 2, 2015 status conference, Huawei’s counsel failed to appear. On October 2, 2015, the Court issued an order stating that “the parties shall appear for a hearing before the Court October 16, 2015 at 8:30 a.m., unless an Order of Dismissal has been entered before then” and that “Defendants shall pay Plaintiff’s reasonable expenses, including attorney’s fees, incurred for travel to and attendance at the October 2, 2015 hearing.” On October 13, 2015, we received Huawei’s fully executed copy of a confidential settlement and license agreement (the “Agreement”), the terms of which are set forth in our Current Report on Form 8-K, dated October 19, 2015. Within five (5) business days of the confirmed payment of $295,000 by Huawei to the Company under the terms of the Agreement, the parties thereto shall cause a stipulation of dismissal of all claims and counterclaims to be filed with the Court.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al. , Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, we filed an Amended Complaint in the case in which we added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, we filed our opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed an Answer to our Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five day trial beginning on May 18, 2015. On January 9, 2015, we and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs. On March 16, 2015, the Court held the Markman hearing as scheduled. On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015. On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015. On, June 11, 2015, Verizon filed a request for inter partes review (“IPR”) of the Asserted Patent in the United States Patent and Trademark Office. On July 1, 2015, the Court granted Verizon’s motion for summary judgment as to indefiniteness and non-infringement. On July 30, 2015, we filed a Notice of Appeal of the Court’s judgment in the United States Court of Appeals for the Federal Circuit. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. On September 4, 2015, we filed an unopposed motion to withdraw our Notice of Appeal. On September 8, 2015, the Court granted the motion to withdraw the Notice of Appeal. On September 10, 2015, the parties filed a joint motion to terminated the IPR proceeding. On September 14, 2015, the Patent Trial and Appeal Board terminated Verizon’s petition.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia

On May 1, 2015, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al. , Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate us for Defendants’ infringement, together with pre-and post-judgment interest and costs, and our attorney’s fees. On June 30, 2014, we filed an Amended Complaint to add allegations of infringement of U.S. Patent Nos. RE45,521 and RE45,598. On July 15, 2015, Cisco filed a motion to transfer the case to the District of Delaware. On July 17, 2015, Verizon filed an Answer and Counterclaims to the Complaint. On July 17, 2015, the Court issued a Scheduling Order setting the Final Pretrial Conference for November 19, 2015, with trial to be set within 4-8 weeks of the pretrial conference. On July 31, 2015, we filed our Opposition to Cisco’s motion to transfer. On August 5, 2015, the Court held an Initial Pretrial Conference in the case to discuss the discovery plan for the case. On August 6, 2015, we filed our answer to Verizon’s counterclaims. On August 11, 2015, the Court issued its Scheduling Order regarding the discovery schedule, setting discovery to be concluded by November 15, 2015. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. Cisco was not a party to the agreement and the case continues against Cisco. On September 1, 2015, we and Verizon filed a joint motion to dismiss the Verizon entities from the case. On September 2, 2015, the Court granted the motion to dismiss Verizon. On September 23, 2015, Cisco filed a Consent Motion to transfer the action to the District of Delaware, and on September 25, 2015, the Court granted the motion. The case has been transferred to the District of Delaware and assigned new case number 1:15-cv-00869-SLR.

Cisco Systems, Inc. v. Spherix Incorporated, 1:15-cv-00559-SLR, in the United States District Court for the District of Delaware

On June 30, 2015, Cisco Systems, Inc. initiated litigation against us in United States District Court for the District of Delaware, requesting a declaration of non-infringement U.S. Patent No. RE45,598, which issued on June 30, 2015, and, with respect to that patent, alleging breach of contract, breach of covenant of good faith and fair dealing implied in contract and promissory estoppel. On August 28, 2015, we filed motions to dismiss the case in light of our previously filed case, case No. 1:15-cv-0576-GBL-IDD, in the Eastern District of Virginia, which involves U.S. Patent No. RE45,598.

Counterclaims

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd ; Spherix Incorporated v. Uniden Corporation; Spherix Incorporated v. Cisco Systems Inc., and NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. have filed counterclaims against us. We have evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters. We can provide no assurance that the outcome of these claims will not have a material adverse effect on our financial position and results from operations.

Item 1A.    Risk Factors

An impairment charge could have a material adverse effect on our financial condition and results of operations.

We are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions and other factors. During the second quarter ended June 30, 2015, the Company determined that certain events occurred that were indicators of a potential impairment. As a result, we assessed the value of our intangible assets as of June 30, 2015 and recorded a $37.2 million impairment charge to our intangible assets. If the fair value of our reporting units or finite intangible assets is less than their book value in the future, we could be required to record additional impairment charges. A continued decline of the market price of our common stock could result in additional impairment charges in the future. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

In connection with our business, we may commence legal proceedings against certain companies whose size and resources could be substantially greater than ours; we expect such litigation to be time-consuming, lengthy and costly which may adversely affect our financial condition and our ability to survive or operate our business, even if the patents are valid and the cases we bring have merit.

To license or otherwise monetize our patent assets, we may be required to commence legal proceedings against certain large and well established and well capitalized companies.  For instance, we are currently involved in litigation against Cisco Systems, Uniden, VTech Telecommunications, Huawei and Juniper Networks, each of whom is much larger and better capitalized than we are.  We may allege that such companies infringe on one or more of our patents.  Our viability could be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation.  The defendants in litigation brought by us are likely to be much larger than us and have substantially more resources than we do, which would make success of our litigation efforts subject to factors other than the validity of our patents or infringement claims asserted.  The inability to successfully enforce our patents against larger more well-capitalized companies could result in realization through settlement or election to not pursue certain infringers, or less value from our patents, and could result in substantially lower than anticipated revenue realized from infringements and lower settlement values.

We anticipate that legal proceedings against infringers of our patents may continue for several or more years and may require significant expenditures for legal fees and other expenses.  Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  In addition, courts and the laws are constantly changing in a manner that could increase our fees and expenses for pursuing infringers, and also could result in our assumption of legal fees of defendants if we are unsuccessful.  Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights.  The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement.  Potential defendants could challenge our patents and our actions by commencing lawsuits seeking declaratory judgments declaring our patents invalid, not infringed, or for improper or unlawful activities.  If such defenses or counterclaims are successful, they may preclude our ability to obtain damages for infringement or derive licensing revenue from the patents.  A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business.  For example, on July 1, 2015, the United States District Court for the Eastern District of Virginia, the Court issued a Markman Order interpreting certain key claims in favor of the defendants in one of our actions against Verizon, resulting in the dismissal of our claims against Verizon with respect to one of our patents. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

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

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd. ; Spherix Incorporated v. Uniden Corporation; Spherix Incorporated v. Cisco Systems Inc., and NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. have filed counterclaims against us. We have evaluated the counterclaims and believe they are without merit.

We may become subject to similar actions in the future which will be costly and time consuming to defend, the outcome of which are uncertain.

Our ability to raise additional capital may be adversely affected by certain of our agreements.

Our ability to raise additional capital for use in our operating activities may be adversely impacted by the terms of our Series I Preferred Stock. In the event we consummate certain fundamental transactions, we will be required to redeem such portion of our outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the fundamental transaction after deduction of the amount of net proceeds required to leave the Company with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave the Company with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the fundamental transaction thereafter. For these purposes, a fundamental transaction includes, among other things, the realization by us of net proceeds from any financing, recovery, sale, license fee or other revenue received by the Company (including on account of any intellectual property rights held by the Company and not just in respect of the patents) during any fiscal quarter in an amount which would cause our cash or cash equivalents to exceed $5,000,000.  Thus, a significant portion of any amount we raise in a financing transaction, or generate from monetization of our intellectual property may need to be used to redeem all or a portion of our Series I Preferred Stock rather than being used to finance our operations.

Our ability to raise additional capital for use in our operating activities also may be adversely impacted by the terms of a securities purchase agreement, dated as of July 15, 2015 (the “Securities Purchase Agreement”), between us and the investors who purchased securities in our July 2015 Financing. The Securities Purchase Agreement provides that, until the warrants issued thereunder are no longer outstanding, we will not affect or enter into a variable rate transaction, which includes issuances of securities whose prices or conversion prices may vary with the trading prices of or quotations for the shares of our Common Stock at any time after the initial issuance of such securities, as well as the entry into agreements where our stock would be issued at a future-determined price. These warrants may remain outstanding as late as January 22, 2021, when the warrants expire in accordance with their terms. The Securities Purchase Agreement also provides the investors an 18-month right of participation for an amount up to 100% of such subsequent financing of common stock (or common stock equivalents or a combination thereof) on the same terms and conditions of such transaction. Last, proceeds we received under the Securities Purchase Agreement are not permitted to be used for satisfaction of the Company’s debt or for the redemption of our Series I Preferred Stock. These restrictions may have an adverse impact on our ability to raise additional capital, or to use our cash to make certain payments that we are contractually obligated to make.

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

Also on April 29, 2015, a group of bipartisan Senators introduced S. 1137, another new patent reform bill titled, the “Protecting American Talent and Entrepreneurship” (the “PATENT Act”). The bill includes provisions requiring patent plaintiffs to clearly identify each patent and claim allegedly infringed, the products or processes, accused of infringing, and how the infringement occurs. The bill also provides that if end users of a product are sued for infringement, the manufacturer can step-in to litigate and the suit against the users will be stayed. A fee-shifting provision is also included that provides winning parties a chance to show that the losing party’s position and conduct were not “objectively reasonable.”

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

On May 26, 2015, the U.S. Supreme Court decided Commil USA LLC v. Cisco Systems, Inc. In this case, the Supreme Court held that a good faith belief that a patent is invalid does not provide an accused infringer with a defense against a charge of inducing patent infringement. The Court stated that permitting such a defense would undermine the statutory presumption of validity enjoyed by issued U.S. patents under 35 U.S.C. § 282. The long term effect of this ruling is yet to be seen as it is implemented by the district courts. However, this ruling has eliminated a defense available to parties accused of inducing patent infringement. This result could be beneficial to our patent enforcement efforts.

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

In connection with our agreement to acquire Rockstar patents entered on December 31, 2013, the Company and Rockstar entered into a series of agreements which require us to redeem $20.0 million of stated value of Series I Preferred Stock in $5 million increments on each of the 6, 12, 18 and 24 month anniversaries of the purchase.  While as of September 30, 2015 we have redeemed $15.0 million of these shares, we presently have inadequate cash to fund the remaining payment.  In the event that such payment is not timely made, the holders of our Series I Preferred Stock may employ certain remedies, including the imposition of interest at a rate of 15% per annum from the closing date on unpaid and unconverted amounts due, and to reduce the redemption obligations through sale or recovery of patents we purchased from Rockstar in that acquisition at a value equal to unconverted amounts due which have been pledged as collateral for such obligations in the case of certain defaults as set forth in our agreements with Rockstar.  Rockstar has filed a UCC-1 covering our redemption obligations and has the right to foreclose on the collateral.  The redemption obligation is also required to be satisfied in the event that we engage in certain capital raising transactions (among other instances, where such transactions result in net proceeds to us in excess of $7.5 million) and from recoveries on other assets.  The obligation to utilize capital from financings and from other sources or the loss of patents to Rockstar upon a default could adversely impact our liquidity and financial position.

In January 2015, Rockstar transferred its remaining outstanding Series I Preferred Stock, as well as its other stock in Spherix (including our Series H Convertible Preferred Stock) to RPX Clearinghouse LLC (“RPX”), an affiliate of RPX Corporation. Since RPX’s business model is to lower the risk of patent litigation against entities such as Spherix, RPX may take stances that are adverse to Spherix and its other stockholders. In June 2015, the Company received a letter from RPX alleging that the Company’s disclosure relating to the substantial doubt regarding its ability to continue as a going concern in its previously filed Forms 10-K and 10-Q constitutes a default under the Intellectual Property Security Agreement surrounding the Series I Preferred Stock that was entered into with Rockstar in December 2013, which was transferred to RPX in January 2015 as part of the purchase of Rockstar by RPX. No communications or actions alleging any breach have followed since the date of such initial communication from RPX. We strongly believe that there is no merit in the allegation, and no legal basis for the claim.

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

Our common stock may be delisted from The Nasdaq Capital Market if we fail to become compliant with continued listing standards by March 21, 2016.

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

On March 24, 2015, we received a deficiency notice from Nasdaq, notifying us that the bid price of our common stock no longer met Nasdaq’s continued listing requirements.  According to the notice, in order to regain compliance with the Nasdaq listing rules, our common stock would need to have a closing bid price of at least $1.00 per share for at least 10 consecutive trading days no later than September 21, 2015. On September 22, 2015, we received a letter from Nasdaq granting us an additional 180 days, or until March 21, 2016, to regain compliance. It is unknown at this time if we will be able to regain compliance with the minimum bid price requirement within the additional time allowed in order to continue our common stock listing on Nasdaq Capital Market. Continued listing during this period is also contingent on our continued compliance with all listing requirements other than for the minimum bid price. While we hope to regain compliance in the ordinary course of business, we may consider a reverse stock split, if necessary to continue our listing, and have committed to Nasdaq to do so if necessary. However, even if we do effect such a reverse stock split, our stockholders may bring actions against us in connection with that reverse stock split that could divert management resources, cause us to incur significant expenses or cause our common stock to be further diluted.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock.  The market prices of technology or technology related companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price.  We have experienced significant volatility in the price of our common stock.  From January 1, 2013 through November 3, 2015, the share price of our common stock (on a split-adjusted basis) has ranged from a high of $27.86 to a low of $0.20. The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

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

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.  Based on this calculation and as a result of our sale of common stock and warrants that closed on July 21, 2015, we are currently ineligible to sell securities pursuant to our effective registration statement on Form S-3.   Whether we sell securities under the registration statement will depend on a number of factors, including availability of our existing S-3 under the 1/3 limitation calculations set forth in Instruction I.B.6 of Form S-3, the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.  Furthermore, Instruction I.B.6. of Form S-3 requires that the issuer have at least one class of common equity securities listed and registered on a national securities exchange. If we are not able to maintain compliance with applicable Nasdaq rules, we will no longer be able to rely upon that Instruction. If we cannot sell securities under our shelf registration, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

Item 6.     Exhibits

1.1	Placement Agency Agreement, dated July 15, 2015, between Spherix Incorporated and Chardan Capital Markets, LLC (incorporated by reference to the Form 8-K filed on July 17, 2015)
10.1	Securities Purchase Agreement, dated July 15, 2015, between Spherix Incorporated and each purchaser identified on the signature pages thereto (incorporated by reference to the Form 8-K filed on July 17, 2015)
10.2	Common Stock Purchase Warrant, dated July 21, 2015 (incorporated by reference to the Form 8-K filed on July 17, 2015)
10.3	Consulting Services Agreement, dated August 10, 2015, between Spherix Incorporated and Howard E Goldberg (d/b/a Forward Vision Associates) (incorporated by reference to the Form 8-K filed on August 19, 2015)
31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated
(Registrant)

Date: November 4, 2015	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	By: /s/ Frank Reiner
Frank Reiner
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)