Form 10-K
period 2015-12-31
SPHERIX INC
filed 2016-03-29
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-5576

SPHERIX INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Ave of the Americas; 2nd FL

New York, NY 10019

(Address of principal executive offices)

Registrant’s telephone number, including area code: (646) 532-2963

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2015: $16,138,853 based upon the closing sale price of our common stock of $9.12 (giving effect to a 1-for-19 reverse stock split effected by the registrant on March 4, 2016) on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status in not necessarily a conclusive determination for other purposes.

There were 2,946,978 shares of the Registrant’s Common Stock outstanding as of March 25, 2016.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward looking statements are often identified by the words “will,” “may,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and words of similar import.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, including those described in “Risk Factors” below that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

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

During September 2013, we acquired 222 patents in the fields of wireless communications, satellite, solar, and radio frequency and 2 patents in the field of pharmaceutical distribution from North South. The 222 patents had been developed by Harris Corporation, a leader in defense communications and electronics and acquired by North South prior to our acquisition of North South.

During December 2013, we acquired an additional 101 patents and patent applications from Rockstar in consideration for approximately $60 million of our securities consisting of common stock and preferred stock.  The patents had been developed by Nortel and acquired by Rockstar following Nortel’s bankruptcy in 2011.   The December 2013 acquisition includes patents covering internet access, and video and data transmission, among other things.  We believe that many of the acquired Nortel/Rockstar patents are standard essential patents, meaning they potentially cover various industry standards in wide use (although there is no assurance that a court or third-party would agree with such description).

We presently have active lawsuits pending against Uniden and VTech.  We intend to bring additional lawsuits in respect of our patents in the future.

Since our shift in focus to an intellectual property monetization platform, we have not generated any significant revenues.  We have incurred losses from operations for the years ended December 31, 2015 and 2014.  Our net loss attributable to common stockholders was approximately $42.3 million, including $0.3 million of deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock and $9.5 million of deemed capital contribution on extinguishment of preferred stock for the year ended December 31, 2015.  Our accumulated deficit was $135.3 million at December 31, 2015.  Our net loss for the year ended December 31, 2014 was $30.5 million.

On March 24, 2015, we received a deficiency notice from NASDAQ that the bid price of our common stock no longer met NASDAQ’s continued listing requirements.  According to the notice, in order to regain compliance with the NASDAQ listing rules, our common stock would need to have a closing bid price of at least $1.00 per share for at least 10 consecutive trading days no later than September 21, 2015. On September 22, 2015, we received a letter from NASDAQ granting us an additional 180 days, or until March 21, 2016, to regain compliance. On March 4, 2016, our common stock underwent a 1-for-19 reverse stock split. On March 18, 2016, we received a letter from NASDAQ informing us that we had regained compliance with NASDAQ’s continued listing requirements.

On November 23, 2015, we and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX members. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications acquired from Rockstar that originated at Nortel, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company.

In consideration of the above, we granted RPX the rights to grant: (i) to Juniper Networks, Inc. (“Juniper”), a non-sublicensable, non-transferrable sublicense solely to use the six patents that had been asserted against Juniper by the Company (“Asserted Patents”); and (ii) to Apple, Blackberry, Cisco, Google, Huawei, Ericsson, Microsoft and Sony, to the extent those parties did not already have licenses to our patents, a non-sublicensable, non-transferrable sublicense to use our existing portfolio. Prior to our ownership of the patents originating at Nortel, each of Apple, Blackberry, Ericsson, Microsoft and Sony had previously been granted full licenses to those patents. In addition, we separately granted Huawei a license with respect to Huawei’s network routers and switches. We also granted RPX the rights to grant Cisco and Google a sublicense under patents transferred to us through November 23, 2017. We have since dismissed our then-existing litigations against Cisco and Juniper and Cisco requested dismissal of its two petitions requesting inter partes re-examination (“IPR”) of certain of our patents at the Patent Trial and Appeal Board of the United States Patent and Trademark Office.

Further, we have agreed, until May 23, 2015 (the “Standstill Period”) that: (a) we and RPX will engage in good faith negotiations for the grant of additional license rights to RPX’s other members in exchange for additional consideration to us; (b) we will not divest, transfer, or exclusively license any of our current patents; (c) neither RPX nor any RPX affiliate will challenge, or knowingly and intentionally assist others in challenging, the validity, enforceability, or patentability of any of our patents in any court or administrative agency having jurisdiction to consider the issue; and (d) we will not bring an action against current RPX members for patent infringement.

Following the Standstill Period, as a result of the release of the RPX Security Interest, we may leverage, divest, transfer or exclusively license our patents in a manner that is beneficial to us and our stockholders. We retain the right to bring claims under our patents at any time against other parties who are not licensees or beneficiaries under the RPX License. We also retain our rights, following the Standstill Period, to bring claims under our patents against current RPX members who did not become licensees or beneficiaries during the Standstill Period and, with respect to Juniper, under all of our patents other than the six Asserted Patents.

Our principal executive offices are located at 1350 Ave of the Americas, 2nd Floor, New York, NY 10019, and our telephone number is (646) 532-2963.

Our common stock trades on the NASDAQ Capital Market under the symbol SPEX.

Available Information

Our principal Internet address is www.spherix.com.  We make available free of charge on www.spherix.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our Business Model

We are a patent commercialization company focused on generating revenues from the monetization of intellectual property, or IP.  Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign, or through the settlement and litigation of patents.  We intend to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that we own, or that we manage for others. To date, we have generated minimal revenues and no assurance can be provided that our business model will be successful.

We continually work to enhance our portfolio of intellectual property through acquisition and strategic partnerships. Our mission is to partner with inventors, or other entities, who own undervalued intellectual property.  We then work with the inventors or other entities to commercialize the IP.  Currently, we own over 290 patents and patent applications.

Our Products and Services

We acquire IP from patent holders in order to maximize the value of their patent holdings by conducting and managing a licensing campaign. Some patent holders tend to have limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies or they simply make the strategic business decision to outsource their intellectual property licensing. They can include individual inventors, large corporations, universities, research laboratories and hospitals. Typically, we, or an operating subsidiary, acquire a patent portfolio in exchange for securities of the Company, an upfront cash payment, a percentage of our operating subsidiary’s net recoveries from the licensing and enforcement of the portfolio, or a combination of the foregoing.

Competition

We expect to encounter significant competition from others seeking to acquire interests in intellectual property assets and monetize such assets. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.  Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Vringo, Inc. (NYSE MKT: VRNG), VirnetX Holding Corp. (NYSE MKT: VHC), Acacia Research Corporation (NASDAQ: ACTG), RPX Corporation (NASDAQ: RPXC), Marathon Patent Group, Inc. (NASDAQ: MARA) and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of its assets.

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

Our portfolio is currently comprised of over 290 patents and patent applications.  Our patent portfolio includes both U.S. and foreign patents and pending patent applications in the wireless communications and telecommunication sectors including data, optical and voice technology, antenna technology, Wi-Fi, base station functionality, and cellular.  We also own patents related to artificial sweetener and prescription refill technology.

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

Employees

We employ 4 individuals, all on a full-time basis as of December 31, 2015.  We do not have employees that are represented by a labor union or covered by a collective bargaining agreement.  We consider our relationship with our employees to be good.

Item 1A.	RISK FACTORS.

Risks Related to Our Business

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an early-stage company.

Since we have a limited operating history in our current business of patent licensing and monetization, it will make it difficult for investors and securities analysts to evaluate our business and prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.  Investors should evaluate an investment in our securities in light of the uncertainties encountered by early-stage companies in an intensely competitive industry and in which the potential licenses and/or defendants from which the Company seeks to obtain recoveries are largely well capitalized companies with resources (financial and otherwise) significantly greater than the Company’s.  There can be no assurance that our efforts will be successful or that we will be able to become profitable.

We continue to incur operating losses and may not achieve profitability.

Our loss from operations for the years ended December 31, 2015 and 2014 was $52.0 million and $30.6 million, respectively. Our net loss attributable to common stockholders for the years ended December 31, 2015 and 2014 was $42.3 million and $30.5 million, respectively. Our accumulated deficit was $135.3 million at December 31, 2015. We may not achieve profitable operations.

We expect to need additional capital to fund our growing operations, and if we are unable to obtain sufficient capital we may be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital.  If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business or pay our outstanding obligations, and we will have to modify our business plans accordingly.  These factors would have a material and adverse effect on our future operating results and our financial condition.

If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our activities and dissolve the Company.  In such an event, we will need to satisfy various creditors and other claimants, severance, lease termination and other dissolution-related obligations and we may not have sufficient funds to pay to our stockholders.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their reports for each of our last two fiscal years ended December 31, 2015 and 2014, our independent registered public accountants stated that substantial doubt existed regarding our ability to continue as a going concern.  Our ability to continue as a going concern, which may hinder our ability to obtain future financing, is an issue raised as a result of recurring losses from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans from various financial institutions where possible.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Further impairment charges could have a material adverse effect on our financial condition and results of operations.

We are required to assess goodwill for impairment if events occur or circumstances changed that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions and other factors. As a result of decline in the market value of our common stock during the year ended December 31, 2015, we recorded a $38.9 million impairment charges to our intangible assets. If the fair value of our reporting units or finite intangible assets is less than their book value in the future, we could be required to record additional impairment charges. A continued decline of the market price of our common stock could result in additional impairment charges in the future. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The focus of our business is to monetize intellectual property, including through licensing and enforcement.  We may not be able to successfully monetize the patents which we acquire and thus may fail to realize all of the anticipated benefits of such acquisition.

We acquired our patents and patent applications during 2013 in three transactions which significantly changed the focus of our business and operations.  We currently own several hundred patent assets and although we may seek to commercialize and develop products, alone or with others, there is no assurance that we will be able to successfully commercialize or develop products and such commercialization and development is not a core focus of our business.  There is significant risk involved in connection with our activities in which we acquire and seek to monetize the patent portfolios that we acquired from Rockstar and North South.  Our business is commonly referred to as a non-practicing entity model (or “NPE”) since we do not currently commercialize or develop products under the recently acquired patents.  As an entity, we have limited prior experience as an NPE.  The acquisition of the patents and an NPE business model could fail to produce anticipated benefits, or could have other adverse effects that we do not currently foresee.  Failure to successfully monetize our patent assets or to operate an NPE business may have a material adverse effect on our business, financial condition and results of operations.

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

We presently rely exclusively on the patent assets we acquired from North South and Rockstar.  If we are unable to commercialize, license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business will fail.

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

To license or otherwise monetize our patent assets, we may be required to commence legal proceedings against certain large and well established and well capitalized companies.  For instance, we are currently involved in litigation against Uniden and VTech Telecommunications, each of whom is much larger and better capitalized than we are.  We may allege that such companies infringe on one or more of our patents.  Our viability could be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation.  The defendants in litigation brought by us are likely to be much larger than us and have substantially more resources than we do, which would make success of our litigation efforts subject to factors other than the validity of our patents or infringement claims asserted.  Furthermore, as a public company, our level of cash resources and ability to incur expenditures on enforcing infringement claims is available to the public, including the entities against whom we seek to enforce our patents, and defendants may engage in tactics in an effort for us to utilize our remaining resources. The inability to successfully enforce our patents against larger more well-capitalized companies could result in realization through settlement or election to not pursue certain infringers, or less value from our patents, and could result in substantially lower than anticipated revenue realized from infringements and lower settlement values.

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

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd. and Spherix Incorporated v. Uniden Corporation have filed counterclaims against us.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2015, our internal control over financial reporting was not effective, due to our lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.  We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would heavily rely upon, a proprietary position with respect to such inventions and intellectual property.  However, there are significant risks associated with any such intellectual property we may develop principally, including the following:

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

We may be reliant on third parties to generate revenue for us.

In early 2016, we have entered into certain sublicense agreements pursuant to which other more well-capitalized entities would have the right to enforce our patent portfolio in exchange for royalties from enforcement proceeds. We may also enter into further similar agreements in the future. These agreements generally do not impose any affirmative obligation on the part of our contractual counterparties to enforce any rights under our patents. If these counterparties do seek to enforce rights under our patents, legal proceedings against infringers of our patents may continue for several or more years and it may be a significant period of time before we derive any income from these arrangements. These arrangements may also preclude us from enforcing these patents ourselves. Failure of these third parties to successfully enforce our patents may have an adverse effect on our revenues.

Our ability to raise additional capital may be adversely affected by certain of our agreements.

Our ability to raise additional capital for use in our operating activities may be adversely impacted by the terms of a securities purchase agreement, dated as of July 15, 2015 (the “Securities Purchase Agreement”), between us and the investors who purchased securities in our July 2015 offering of our common stock and warrants for the purchase of our common stock. The Securities Purchase Agreement provides that, until the warrants issued thereunder are no longer outstanding, we will not affect or enter into a variable rate transaction, which includes issuances of securities whose prices or conversion prices may vary with the trading prices of or quotations for the shares of our Common Stock at any time after the initial issuance of such securities, as well as the entry into agreements where our stock would be issued at a future-determined price. These warrants may remain outstanding as late as January 22, 2021, when the warrants expire in accordance with their terms. The Securities Purchase Agreement also provides the investors an 18-month right of participation for an amount up to 100% of such subsequent financing of common stock (or common stock equivalents or a combination thereof), including any financing that may be consummated pursuant to this prospectus during such period, on the same terms and conditions of such transaction. Last, proceeds we received under the Securities Purchase Agreement are not permitted to be used for satisfaction of the Company’s debt. These restrictions may have an adverse impact on our ability to raise additional capital, or to use our cash to make certain payments that we are contractually obligated to make.

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

Representative Goodlatte reintroduced the Innovation Act as H.R. 9 on February 2, 2015.  The bill has 27 co-sponsors, made up of 12 Democrats and 15 Republicans.  On February 5, 2015, the bill was referred to the House Committee on the Judiciary for further consideration, and on March 17, 2015, the bill was referred to the House Subcommittee on Courts, Intellectual Property, and the Internet. The Committee issued a report on June 11, 2015 recommending that the full House further consider this bill.

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

On December 1, 2015, the Federal Rules of Civil Procedure were amended to require a heightened pleading standard for a plaintiff when filing a patent infringement complaint. Prior to the amendment, patent complaints could follow the general pleading provided in the model patent complaint provided by Form 18. Form 18 has now been eliminated. Patent infringement complaints must now satisfy the pleading standards established by the Supreme Court’s landmark decisions in Twombly and Iqbal, which require a patent plaintiff to demonstrate that its claims are “plausible.” The effects of this change on patent litigation are yet to be determined. It may likely result in more challenges to the sufficiency of patent complaints, which will increase the cost of litigation. This requirement may also impact the amount of research that is required before a patent infringement complaint can be filed.

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

We are exploring and evaluating strategic alternatives and there can be no assurance that we will be successful in identifying, or completing any strategic alternative or that any such strategic alternative will yield additional value for shareholders.

Our management and board of directors has commenced a review of strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Our acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent or other intellectual property assets, which are critical to our business plan, are often time consuming, complex and costly to consummate.  We may elect to not pursue any additional patents while we focus our efforts on monetizing our existing assets.  We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated.  As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated, or if we determine to acquire additional patents or other assets.  Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs, and we may be required to pay significant amounts of deferred purchase price if we monetize those patents above certain thresholds.  While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have complete analysis of infringements or claims, have valid or sole title or ownership to those assets, or otherwise provides us with flawed ownership rights, including invalid or unenforceable assets.  In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be worthless, in which case we could lose part or all of our investment in the assets.

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

In connection with our agreement to acquire Rockstar patents entered on December 31, 2013, we and Rockstar entered into a series of agreements which require us to redeem $20.0 million of stated value of Series I Preferred Stock in $5 million increments on each of the 6, 12, 18 and 24 month anniversaries of the purchase.  In January 2015, Rockstar transferred its remaining outstanding Series I Preferred Stock, as well as its other stock in Spherix (including our Series H Convertible Preferred Stock) to RPX Clearinghouse LLC, an affiliate of RPX. In November 2015, we entered into the RPX License under which we granted RPX the right to sublicense various patent license rights to certain RPX members. The consideration to us included (i) the cancellation of a $5,000,000 mandatory payment due from us on or by December 31, 2015 related to the redemption of our Series I Preferred Stock; (ii) the transfer to us for cancellation of all remaining 29,940 shares of the Series I Preferred Stock; (iii) the transfer to us for cancellation of 13%, or 57,076 shares, of the Series H Preferred Stock then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iv) cancellation of the RPX Security Interest; and (v) $300,000 in cash to us. RPX Clearinghouse LLC continues to own all of our issued and outstanding Series H Preferred Stock.

Since RPX’s business model is to lower the risk of patent litigation against entities such as Spherix, RPX may take stances that are adverse to Spherix and its other stockholders. In June 2015, the Company received a letter from RPX alleging that our disclosure relating to the substantial doubt regarding its ability to continue as a going concern in its previously filed Form 10-Ks and 10-Qs constitutes a default under the Intellectual Property Security Agreement surrounding the Series I Preferred Stock that was entered into with Rockstar in December 2013, which was transferred to RPX in January 2015 as part of the purchase of Rockstar by RPX. No communications or actions alleging any breach have followed since the date of such initial communication from RPX. We strongly believe that there is no merit in the allegation, and no legal basis for the claim.

In addition, RPX is entitled to receive a contingent recovery percentage of future profits from licensing, settlements and judgments against defendants with respect to patents purchased by us from Rockstar.  In particular, once we recover a certain amount of proceeds pertaining to the patents acquired from Rockstar in June 2013, which amount will not exceed $8.0 million, net of certain expenses, we will be required to make a payment of up to $13.0 million to Rockstar within six months of such recovery.  Furthermore, once we recover a certain level of proceeds pertaining to each portfolio of patents we acquired from Rockstar, we will be required to make participation payments to RPX which, depending on how much we recover, could range from 30% of the amount we recover to 70% of the amount we recover in any given quarter, net of certain expenses.  Our ability to fund these payments, as well as other payments that may become due in respect of our acquisition of patents from Rockstar in December 2013, will depend on the liquidity of our assets, recoveries, alternative demands for cash resources and access to capital at the time.  Furthermore, our obligation to fund these payments could materially adversely impact our liquidity and financial position.

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

We will be required to spend significant time and resources to maintain the effectiveness of our assets by paying maintenance fees and making filings with the USPTO.  We may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO prior to issuance of patents.  Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business.  For instance, in connection with inter partes review in our pending litigations with VTech and Uniden, the Patent Trial and Appeals Board has found that certain portions of the claims relating to certain of our patents are invalid. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our other activities.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission (“SEC”) regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies.  We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs.  These new or changed laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.

If we make acquisitions, it could divert management’s attention, cause ownership dilution to our stockholders and be difficult to integrate.

Following our acquisition of North South in September 2013, we grew rapidly and we expect to continue to evaluate and consider future acquisitions.  Acquisitions generally involve significant risks, including difficulties in the assimilation of the assets, services and technologies we acquire or industry overlay on which the patent assets read, diversion of management’s attention from other business concerns, overvaluation of the acquired assets, and the acceptance of the acquired assets and/or claims.  Acquisitions may not be successful, which can have a number of adverse effects upon us including adverse financial effects and may seriously disrupt our management’s time.  The integration of acquired assets may place a significant burden on management and our internal resources.  The diversion of management attention and any difficulties encountered in the integration process could harm our business.

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

On March 24, 2015, we received a deficiency notice from NASDAQ that the bid price of our common stock no longer met NASDAQ’s continued listing requirements.  According to the notice, in order to regain compliance with the NASDAQ listing rules, our common stock would need to have a closing bid price of at least $1.00 per share for at least 10 consecutive trading days no later than September 21, 2015. On September 22, 2015, we received a letter from NASDAQ granting us an additional 180 days, or until March 21, 2016, to regain compliance. On March 4, 2016, our common stock underwent a 1-for-19 reverse stock split. As of the close of trading on March 17, 2016, the closing bid price of our common stock was at least $1.00 per share for 10 consecutive trading days and, accordingly, we regained compliance with NASDAQ’s continued listing requirements. There can be no assurance that we will be able to remain in compliance in the future. In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See “Our share price may be volatile and there may not be an active trading market for our common stock”.

If we fail to comply with NASDAQ’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Securities Exchange Act.

Our recently implemented reverse stock split could adversely affect the liquidity of our common stock.

On February 26, 2016, our stockholders approved an amendment to our certificate of incorporation and authorized our Board of Directors, if in their judgment they deemed it necessary, to effect a reverse stock split of our common stock at a ratio in the range of 1-for-12 to 1-for-24. We implemented this reverse stock split on March 4, 2016 with a ratio of 1-for-19. We cannot predict whether the reverse stock split will increase the market price for our common stock on a sustained basis. The history of similar stock split combinations for companies in like circumstances is varied, and we cannot predict whether:

•	the market price per share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split;
•	the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;
•	the reverse stock split will result in a per share price that will increase our ability to attract and retain employees and other service providers; or
•	the reverse stock split will have a long-term adverse impact in the liquidity of our common stock due to the reduction from approximately 51,188,493 pre-split shares to approximately 2,694,006 post-split shares.

Our share price may be volatile and there may not be an active trading market for our common stock.

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock.  The market prices of technology or technology related companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price.  We have experienced significant volatility in the price of our common stock.  From January 1, 2014 through December 31, 2015, the share price of our common stock (on a split-adjusted basis) ranged from a high of $197.60 to a low of $2.47. The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

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

Our shares of common stock are thinly traded and, as a result, stockholders may be unable to sell at or near ask prices, or at all, if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has been “thinly-traded” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. Our trading volumes are further adversely affected by the 1-for-19 reverse stock split that was undertaken on March 4, 2016. In addition, we believe that due to the limited number of shares of our common stock outstanding, an options market has not been established for our common stock, limiting the ability of market participants to hedge or otherwise undertake trading strategies available for larger companies with broader shareholder bases which prevents institutions and others from acquiring or trading in our securities. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Because of the Rights Agreement and “Anti-Takeover” provisions in our Certificate of Incorporation and Bylaws, a third party may be discouraged from making a takeover offer that could be beneficial to our stockholders.

Effective as of January 24, 2013, we adopted a shareholder rights plan. The effect of this rights plan and of certain provisions of our Certificate of Incorporation, By-Laws, and the anti-takeover provisions of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, or make more costly any attempt to acquire control of the Company, even if the acquisition or the Board designees would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

In addition, defendants in actions seeking to enforce our patents may seek to influence our Board of Directors and stockholders by acquiring positions in the Company to force consideration of settlement or licensing proposals that may be less desirable than other outcomes such as litigation with respect to our monetization or patent enforcement activities. The effect of such influences on our Company or our corporate governance could reduce the value of our monetization activities and have an adverse effect on the value of our assets. The effect of Anti-Takeover provisions could impact the ability of prospective defendants to obtain influence in the Company or representation on the Board of Directors or acquire a significant ownership position and such result may have an adverse effect on the Company and the value of its securities.

Dividends on our common stock are not likely.

We have not paid cash dividends on our common stock in the recent past, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.  Investors must look solely to the potential for appreciation in the market price of the shares of our common stock to obtain a return on their investment.

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

Our revenues, operating results and valuations of certain assets and liabilities may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

•	fluctuations in results of our enforcement and licensing activities or outcome of cases;
•	fluctuations in duration of judicial processes and time to completion of cases;
•	the timing and amount of expenses incurred to negotiate with licensees and obtain settlements from infringers;
•	the impact of our anticipated need for personnel and expected substantial increase in headcount;
•	fluctuations in the receptiveness of courts and juries to significant damages awards in patent infringement cases and speed to trial in the jurisdictions in which our cases may be brought and the accepted royalty rates attributable to damages analysis for patent cases generally, including the royalty rates for industry standard patents which we may own or acquire;
•	worsening economic conditions which cause revenues or profits attributable to infringer sales of products or services to decline;
•	changes in the regulatory environment, including regulation of NPE activities or patenting practices, that may negatively impact our or infringers practices;
•	the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;
•	Any changes we make in our Critical Accounting Estimates described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our periodic reports;
•	the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and
•	costs related to acquisitions of technologies or businesses.

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

Our largest stockholders can exert significant control over our business and affairs and may have actual or potential interests that may depart from those of our other stockholders.

Our largest outside stockholders own a substantial percentage of our outstanding voting capital. The interests of such persons may differ from the interests of other stockholders. There can be no assurance that our significant stockholders will, in future matters submitted for stockholder approval, vote in favor of such matter, even if such matters are recommended for approval by management or are in the best interest of stockholders, generally. As a result, in addition to their positions with us, such persons will have the ability to vote their significant holdings in favor of proposals presented to our stockholders for approval, including proposals to:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our certificate of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the stockholders for vote.

In addition, such holder’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Our significant stockholders could also utilize their significant ownership interest to seek to influence management and decisions of the Company.

Because an increasing amount of our outstanding shares may become freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of December 31, 2015, we had outstanding 2,539,847 shares of common stock (on a split-adjusted basis), of which our directors and executive officers owned 1,798 shares which are subject to the limitations of Rule 144 under the Securities Act.

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

Our main office is located in New York, New York where we lease two offices under a lease that expires on July 2016 with a monthly payment of $5,240. We also lease office space in Longview, Texas under a lease that expires May 31, 2016 at a monthly rate of $1,958.  We believe that the New York and Texas facilities are sufficient to meet our needs.

Item 3.	LEGAL PROCEEDINGS.

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business and other than as set forth below, we know of no material, active or pending legal proceedings against us, except for those described below.

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, we filed our Answer to the counterclaims, in which we denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, we filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, we filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On September 28, 2015, the hearing in the IPR proceedings was held before the PTAB. On October 9, 2015, the parties filed a Joint Motion to Stay the litigation pending the issuance of the PTAB’s final written decisions in the IPR proceedings. On October 13, 2015, the Court granted the stay and administratively closed the case until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, we initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393- SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with us. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, we and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by us to license Cisco on two unrelated patents, which Cisco had made against us on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020- SLR-SRF (see below). On March 23, 2015, we filed our opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323. The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015. On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015, Cisco filed its Answer to our amended complaint with counterclaims under the Sherman Act, breach of contract, breach of covenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid. On June 10, 2015, the Court entered a Scheduling Order for the case. The Court set the Markman hearing to occur in two phases, for two different sets of patents, to occur on June 24, 2016 and September 8, 2016. The Court set trial to begin on January 16, 2018. On July 13, 2015, we filed our oppositions to Cisco’s IPR petitions. On July 20, 2015, we filed a motion to dismiss or transfer certain of Cisco’s counterclaims. On September 22, 2015, the PTAB issued orders instituting the two IPR proceedings, Nos. IPR2015-00999 and IPR2015-01001, as requested by Cisco. On November 23, 2015, we and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in this case. On December 3, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015. On December 3, 2015, the parties also filed a Joint Motion to Terminate in each of the two IPR proceedings, which the PTAB granted on December 4, 2015.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, we initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv- 00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, we filed an amended complaint to reflect that certain of the patents asserted were assigned to our wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with us. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, we filed our opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss. On March 31, 2015, the Court granted Juniper’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to reallege “willful” infringement at a later time. On April 14, 2015, Juniper filed its Answer to our amended complaint. On May 6, 2015, the Court held an in-person Scheduling Conference in court and ordered the parties to submit the final proposed Scheduling Order to the Court. On May 28, 2015, the Court entered a Scheduling Order for the case setting the Markman hearing for June 24, 2016 and trial to begin on May 15, 2017. On November 23, 2015, we and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in this case. On December 2, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015.

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al. , Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid. On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. The Court also set an August 14, 2015 deadline to complete mediation. On June 11, 2015, Huawei filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On July 7, 2015, the Court reset the Markman hearing date for August 5, 2015. The Markman hearing was held on August 5, 2015 as scheduled. The parties held an initial mediation on August 6, 2015. On August 17, 2015, the Court issued its Markman Order. On August 20, 2015, the mediator filed a report with the Court reporting that the parties reached a settlement of the case on August 14, 2015. On August 31, 2015, the parties filed a Joint Motion to Stay and Notice of Settlement. On September 9, 2015, the Court stayed the case and set a status conference for October 2, 2015. On September 18, 2015, the parties filed in the PTAB a joint motion to terminate the two IPR petitions file by Huawei, Nos. IPR2015-01382 and IPR2015-01390.  On September 24, 2015, the PTAB issued orders terminating the two IPR proceedings. On October 13, 2015, we received Huawei’s fully executed copy of a confidential settlement and license agreement, the terms of which are set forth in our Current Report on Form 8-K, dated October 19, 2015, which is incorporated by reference in this prospectus. On November 16, 2015, the parties file a Stipulation of Dismissal and the Court ordered the case dismissed on November 17, 2015.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al. , Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, we filed an Amended Complaint in the case in which we added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, we filed our opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed an Answer to our Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five-day trial beginning on May 18, 2015. On January 9, 2015, we and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs. On March 16, 2015, the Court held the Markman hearing as scheduled. On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015. On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015. On, June 11, 2015, Verizon filed a request for inter partes review (“IPR”) of the Asserted Patent in the United States Patent and Trademark Office. On July 1, 2015, the Court granted Verizon’s motion for summary judgment as to indefiniteness and non-infringement. On July 30, 2015, we filed a Notice of Appeal of the Court’s judgment in the United States Court of Appeals for the Federal Circuit. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. On September 4, 2015, we filed an unopposed motion to withdraw our Notice of Appeal. On September 8, 2015, the Court granted the motion to withdraw the Notice of Appeal. On September 10, 2015, the parties filed a joint motion to terminated the IPR proceeding. On September 14, 2015, the PTAB terminated Verizon’s petition.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia

On May 1, 2015, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al. , Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate us for Defendants’ infringement, together with pre-and post-judgment interest and costs, and our attorney’s fees. On June 30, 2014, we filed an Amended Complaint to add allegations of infringement of U.S. Patent Nos. RE45,521 and RE45,598. On July 15, 2015, Cisco filed a motion to transfer the case to the District of Delaware. On July 17, 2015, Verizon filed an Answer and Counterclaims to the Complaint. On July 17, 2015, the Court issued a Scheduling Order setting the Final Pretrial Conference for November 19, 2015, with trial to be set within 4-8 weeks of the pretrial conference. On July 31, 2015, we filed our Opposition to Cisco’s motion to transfer. On August 5, 2015, the Court held an Initial Pretrial Conference in the case to discuss the discovery plan for the case. On August 6, 2015, we filed our answer to Verizon’s counterclaims. On August 11, 2015, the Court issued its Scheduling Order regarding the discovery schedule, setting discovery to be concluded by November 15, 2015. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. Cisco was not a party to the agreement and the case continues against Cisco. On September 1, 2015, the Spherix and Verizon filed a joint motion to dismiss the Verizon entities from the case. On September 2, 2015, the Court granted the motion to dismiss Verizon. On September 23, 2015, Cisco filed a Consent Motion to transfer the action to the District of Delaware, and on September 25, 2015, the Court granted the motion. The case has been transferred to the District of Delaware and assigned new case number 1:15-cv-00869-SLR “(Delaware Case”). On November 23, 2015, we and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in the Delaware Case. On December 3, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015.

Cisco Systems, Inc. v. Spherix Incorporated, 1:15-cv-00559-SLR, in the United States District Court for the District of Delaware

On June 30, 2015, Cisco Systems, Inc. initiated litigation against us in United States District Court for the District of Delaware, requesting a declaration of non-infringement U.S. Patent No. RE45,598, which issued on June 30, 2015, and, with respect to that patent, alleging breach of contract, breach of covenant of good faith and fair dealing implied in contract and promissory estoppel. On August 28, 2015, we filed motions to dismiss the case in light of our previously filed case, case No. 1:15-cv-0576-GBL-IDD, in the Eastern District of Virginia, which involves U.S. Patent No. RE45,598. On November 23, 2015, we and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in this case. On December 3, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015.

Counterclaims

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation have filed counterclaims against us. We have evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters. We can provide no assurance that the outcome of these claims will not have a material adverse effect on our financial position and results from operations.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol SPEX.  No dividends were paid in 2015 or 2014 and we do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

The following table sets forth the high and low closing prices for our common stock, as reported by the NASDAQ Capital Market, on a split-adjusted basis accounting for our 1-for-19 reverse stock split effected on March 4, 2016, for the periods indicated.

Period	High	Low
2014
First Quarter	$165.30	$56.81
Second Quarter	$65.74	$23.56
Third Quarter	$34.20	$15.39
Fourth Quarter	$30.59	$18.24

2015
First Quarter	$21.47	$14.82
Second Quarter	$15.58	$9.12
Third Quarter	$11.02	$3.99
Fourth Quarter	$10.07	$2.66

On March 25, 2016, the closing price of our common stock, as reported by the NASDAQ Capital Market, was $1.92.  As of March 25, 2016, we had approximately 132 holders of record of our common stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2015 (on a split-adjusted basis).

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holder	289,380	(1)	$89.16	77,555	(2)
Equity compensation plans not approved by security holder	-		-	-
	289,380			77,555

(1)	Consists of options to acquire 360 shares of our common stock under the 2012 Equity Incentive Plan, 105,610 shares of our common stock under the 2013 Equity Incentive Plan and 183,410 under the 2014 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plan or any other individual compensation arrangement.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

Accounting for Warrants

We account for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”).  We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the consolidated balance sheet as a current liability.

We assess the classification of our common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification.  The warrants are reported on the consolidated balance sheets as a warrant liability at fair value using the Black-Scholes valuation method.  Changes in the estimated fair value of the warrants result in the consolidated statement of operations as “change in the fair value of warrant liabilities”.

Convertible Preferred Stock

We account for convertible preferred stock with detachable warrants in accordance with ASC 470: Debt and allocated proceeds received to the convertible preferred stock and detachable warrants based on relative fair values. We evaluated the classification of our convertible preferred stock and warrants and determined that such instruments meet the criteria for equity classification. We recorded the related issuance costs and value ascribed to the warrants as a reduction of the convertible preferred stock.

We have also evaluated our convertible preferred stock and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, we have disclosed the BCF as a deemed dividend on the consolidated statements of operations.

Stock-based Compensation

We account for share-based payment awards exchanged for employee services at the estimated grant date fair value of the award.  Stock options issued under our long-term incentive plans are granted with an exercise price equal to no less than the market price of our stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a four- to ten-year period.

The fair value of stock options granted was determined on the grant date by using a Black-Scholes model valuation with assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant.  The volatility rate was computed based on the standard deviation of our underlying stock price's daily logarithmic returns. Our model includes a zero dividend yield assumption, as we have not historically paid nor do we anticipate paying dividends on our common stock.  Our model does not include a discount for post-vesting restrictions, as we have not issued awards with such restrictions.

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

We use three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned by us. These rights may include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.

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

We monitor the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, we will perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. We deemed it was necessary to test our intangible assets for impairment during the second quarter of 2015 and at the end of December 31, 2015. During the year ended December 31, 2015, we recorded a $38.9 million of impairment charges to our intangible assets. There was no impairment of intangible assets in 2014.

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

We estimate the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. We test goodwill for impairment at least annually in conjunction with the preparation of our annual business plan, or more frequently if events or circumstances indicate it might be impaired. Accounting Standards Update (“ASU”) 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. Refer to Note 5 in the consolidated financial statements included elsewhere in this annual report for further discussion of the interim goodwill impairment test performed by us during the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

See Note 3 of notes to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

For the year ended December 31, 2015, we incurred a loss from operations of $52.0 million, an increase of $21.4 million or 70%, as compared to $30.6 million for the same period in 2014. During the second half of 2014, we implemented certain cost cutting measures, including assessing consultants and vendors. The increase in net loss was primarily attributed to a $40.6 million impairment charge taken against the goodwill and intangible assets during the second and fourth quarters of 2015, partially offset by a $12.3 million decrease in stock-based compensation expense, and decreased professional expenses of $1.7 million related to legal services, consulting services and accounting services, which was a result of our cost cutting measures. During the years ended December 31, 2015 and 2014, we recorded $6.3 million and $9.8 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013, respectively.

For the year ended December 31, 2015 and 2014, revenue was nominal.

For the year ended December 31, 2015, we recorded income related to a non-cash fair value adjustment on our warrant liability of approximately $269,000, compared to $48,000 of income for the same period in 2014. Fair value adjustments for warrant liabilities is the result of the change in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes valuation method.   In addition, during the year ended December 31, 2015, we recorded other income, net of $276,000 compared to $31,000 in 2014.  The increase in other income, net is primarily result of the receipt of $295,000 of settlement income related to Huawei case offset by a net loss (unrealized, realized and dividend income) on marketable securities amounting to $19,000.

For the year ended December 31, 2015, we incurred a $9.5 million of deemed capital contribution on preferred stock related to the assignment to us of 29,940 shares of our Series I Preferred Stock and 57,076 shares of our Series H Preferred Stock and the subsequent cancellation thereof pursuant to the RPX license agreement.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

We intend to finance our activities through:

•	managing current cash and cash equivalents on hand from our past equity offerings,
•	seeking additional funds raised through the sale of additional securities in the future,
•	seeking additional liquidity through credit facilities or other debt arrangements, and
•	increasing revenue from the monetization of its patent portfolios, license fees and new business ventures.

Cash Flows from Operating Activities – For the year ended December 31, 2015, net cash used in operations was $4.6 million compared to net cash used in operations of $9.5 million for the year ended December 31, 2014.  The net decrease in cash used in operating activities was primarily due to a decrease of legal fees, consulting fees and accounting fees by implementing certain cost cuttings since the second half of 2014. The cash used in operating activities for the year ended December 31, 2015 primarily resulted from our net loss of $51.5 million and a fair value adjustment of warrant liabilities of $0.3 million, offset by significant non-cash charges related to impairment of goodwill and intangibles of $40.6 million, amortization expenses of $6.3 million, stock-based compensation expense of $0.4 million, plus a $0.2 million increase in cash from changes in operating assets and liabilities. Net cash used in continuing operations for the year ended December 31, 2014 was primarily driven by the Company's $30.5 million net loss and offset by the $12.7 million non-cash expense recorded for stock-based compensation, $9.8 million non-cash expense recorded for the amortization of the patent portfolio, and $0.7 million non-cash registration rights penalty, plus a $2.4 million increase in cash from changes in operating assets and liabilities.

Cash Flows from Investing Activities – For the year ended December 31, 2015, net cash provided by investing activities was $0.1 million. We purchased $8.0 million and sold $8.1 million of marketable securities in 2015. Net cash used in investing activities from operations for the year ended December 31, 2014 was a result of $1 million deferred payment related to the December 2013 Rockstar patent portfolio acquisition.

Cash Flows from Financing Activities – Net cash flows provided by financing activities during the year ended December 31, 2015 was $3.8 million compared to net cash provided by financing activities of $8.2 million in the year ended December 31, 2014. In June 2015, we redeemed 5,601 shares of Series I Preferred Stock. In connection with this redemption, we paid RPX $0.9 million. In July 2015, we sold 301,026 shares of our common stock and warrants to purchase up to an aggregate of 370,263 shares of our common stock (on a split-adjusted basis), yielding net proceeds of approximately $1.3 million, excluding the proceeds, if any, from the exercise of the warrants. In December 2015, we sold 726,315 shares of our common stock, 1,240 shares of our Series K Convertible Preferred Stock and warrants to purchase up to an aggregate of 1,894,723 shares of our common stock, yielding net proceeds of approximately $3.4 million, after deducting placement agent fees and other estimated offering expenses, excluding the proceeds, if any, from the exercise of the warrants. On March 26, 2014, we received net proceeds of $3.9 million in a private placement made solely to accredited investors. On June 2, 2014, we issued 10,000,000 shares of our Series J Convertible Preferred Stock. The net offering proceeds to the Company from the sale of the shares were approximately $18.4 million, after deducting placement agent fees and other estimated offering expenses. In June, 2014, we redeemed 84,219 shares of Series I Preferred Stock, resulting in a $14.1 million payment to Rockstar.

Our financial statements for the year ended December 31, 2015 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital deficit amounted to approximately $0.6 million at December 31, 2015.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  We may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims or initiate inter parties reviews in an effort to avoid or limit liability and damages for patent infringement or cause us to incur additional costs as a strategy. If such efforts are successful, they may have an impact on the value of the patents and preclude us from deriving revenue from the patents, the patents could be declared invalid by a court or the United States Patent and Trademark Office, in whole or in part, or the costs could increase.

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

In addition, the costs of enforcing our patent rights may exceed its recoveries from such enforcement activities. Accordingly, in order for us to generate a profit from its patent enforcement and monetization activities, the revenues from such enforcement and monetization activities must be high enough to offset both the cash outlays, litigation-related expenses and contingent fees payable from such revenues including any profit sharing arrangements with inventors or prior owners of the patents. Our failure to monetize its patent assets or the occurrence of unforeseen circumstances that could have a negative impact on our liquidity could significantly harm our business.

Should we be unsuccessful in our efforts to execute our business plan, it could become necessary for us to reduce expenses, curtail operations or explore various alternative business opportunities or possibly suspend or discontinue our business activities.

Pursuant to the terms of our Series I Preferred Stock, we were obligated to redeem 5,601 shares of our outstanding Series I Preferred Stock on June 30, 2015 at an aggregate redemption price of $935,367. On November 23, 2015, we entered into a Patent License Agreement with RPX pursuant to which all remaining outstanding Series I Preferred Stock was transferred to us and subsequently cancelled. As a result of this license agreement, we no longer have any further obligations to redeem Series I Preferred Stock, and none of the Series I Preferred Stock remains issued and outstanding. Furthermore, pursuant to the Patent License Agreement, the security interest that RPX held in favor of our patents acquired from Rockstar was extinguished. Accordingly, we now have greater flexibility to monetize our patent portfolio, including through the sale of our patents or sublicensing our patents to third parties who can pursue their own monetization strategies with respect to those patents in exchange for royalties or some other consideration.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.  Based on this calculation and primarily as a result of our sale of $1.5 million of Common Stock and warrants for the purchase of Common Stock on July 15, 2015, we are not currently eligible to sell any securities pursuant to our effective registration statement on Form S-3.  We expect to be able to sell securities pursuant to our shelf registration statement starting on July 16, 2016, the maximum amount of which will be based on the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days preceding that date (or any subsequent date on which we sell securities).  Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Spherix Incorporated

We have audited the accompanying consolidated balance sheets of Spherix Incorporated and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spherix Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

March 29, 2016

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$142	$805
Marketable securities	3,392	3,500
Prepaid expenses and other assets	330	107
Total current assets	3,864	4,412

Property and equipment, net	5	4
Patent portfolios, net	9,799	55,004
Goodwill	-	1,712
Deposit	26	26
Total assets	$13,694	$61,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$384	$728
Accrued salaries and benefits	645	329
Warrant liabilities	2,959	-
Short-term deferred revenue	290	-
Short-term lease liabilities	178	173
Total current liabilities	4,456	1,230

Long-term deferred revenue	259	-
Long-term lease liabilities	229	407
Total liabilities	4,944	1,637

Series I redeemable convertible preferred stock, $0.0001 par value; 0 and 35,541 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; liquidation preference of $167 per share	-	5,935

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at December 31, 2015 and December 31, 2014; liquidation preference $0.0001 per share
Convertible preferred stock	-	-
Series C: 0 and 1 share issued and outstanding at December 31, 2015 and December 31, 2014; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; liquidation preference $0.0001 per share	-	-
Series H: 381,967 and 439,043 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; liquidation preference $0.0001 per share	-	-
Series K: 1,240 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; liquidation preference $1,000 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,539,859 and 1,505,773 shares issued at December 31, 2015 and December 31, 2014, respectively; 2,539,847 and 1,505,761 shares outstanding at December 31, 2015 and December 31, 2014, respectively	-	-
Additional paid-in-capital	144,287	137,658
Treasury stock, at cost, 12 shares at December 31, 2015 and December 31, 2014, respectively	(264)	(264)
Accumulated deficit	(135,273)	(83,808)
Total stockholders' equity	8,750	53,586
Total liabilities and stockholders' equity	$13,694	$61,158

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

 ($ in thousands except per share amounts)

	Years Ended December 31,
	2015	2014
Revenues	$33	$10

Operating costs and expenses
Amortization of patent portfolio	6,317	9,831
Compensation and related expenses (including stock-based compensation)	1,724	13,710
Professional fees	2,780	4,520
Impairment of goodwill and patent portfolio	40,600	-
Rent	88	864
Other selling, general and administrative	534	1,696
Total operating expenses	52,043	30,621
Loss from operations	(52,010)	(30,611)

Other income
Other income, net	276	31
Change in fair value of warrant liabilities	269	48
Total other income	545	79
Net loss	$(51,465)	$(30,532)

Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	(323)	-
Deemed capital contribution on extinguishment of preferred stock	9,485	-
Net loss attributable to common stockholders	$(42,303)	$(30,532)

Net loss per share attributable to common stockholders, basic and diluted	$(24.98)	$(29.41)

Weighted average number of common shares outstanding, basic and diluted	1,693,365	1,038,326

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015 and 2014

 ($ in thousands)

	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2014	198,406	$-	1,902,142	$-	$102,043	21	$(465)	$(53,276)	$48,302
Issuance of common stock for cash, net	62,401	-	-	-	3,874	-	-	-	3,874
Issuance of common stock for non-cash registration rights penalty	12,606	-	-	-	654	-	-	-	654
Issuance of common stock for contractual dispute settlement	6,579	-	-	-	225	-	-	-	225
Issuance of Series J preferred stock for cash, net	-	-	10,000,000	1	18,386	-	-	-	18,387
Conversion of Series D preferred stock to Series D-1	-	-	-	-	-	-	-	-	-
Conversion of Series B preferred stock to common stock	-	-	(1)	-	-	-	-	-	-
Conversion of Series D1 preferred stock to common stock	674,362	-	(1,281,288)	-	-	-	-	-	-
Conversion of Series F1 preferred stock to common stock	8,224	-	(156,250)	-	-	-	-	-	-
Conversion of Series H preferred stock to common stock	10,526	-	(20,000)	-	-	-	-	-	-
Conversion of Series J preferred stock to common stock	526,316	-	(10,000,000)	(1)	1	-	-	-	-
Retirement of treasury stock	-	-	-	-	(201)	(9)	201	-	-
Stock-based compensation	6,341	-	-	-	12,676	-	-	-	12,676
Net loss	-	-	-	-	-	-	-	(30,532)	(30,532)
Balance at December 31, 2014	1,505,761	-	444,603	$-	137,658	12	$(264)	$(83,808)	$53,586
Issuance common shares in July Financing, net of offering cost	301,026	-	-	-	337	-	-	-	337
Issuance of common stock and Series K convertible preferred stock in December Offering, net of offering cost	726,315	-	1,240	-	1,202	-	-	-	1,202
Beneficial conversion feature of convertible preferred stock	-	-	-	-	323	-	-	-	323
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	-	-	-	-	(323)	-	-	-	(323)
Extinguishment of Series H convertible preferred stock and deemed capital contribution	-	-	(57,076)	-	(4,766)	-	-	-	(4,766)
Deemed capital contribution on extinguishment of preferred stock	-	-	-	-	9,485	-	-	-	9,485
Cancellation of Series C preferred stock	-	-	(1)	-	-	-	-	-	-
Fractional shares adjusted for reverse split	(117)	-	-	-	-	-	-	-	-
Stock-based compensation	6,862	-	-	-	371	-	-	-	371
Net loss	-	-	-	-	-	-	-	(51,465)	(51,465)
Balance at December 31, 2015	2,539,847	$-	388,766	$-	$144,287	12	$(264)	$(135,273)	$8,750

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(51,465)	$(30,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	6,317	9,831
Non-cash registration rights penalty	-	654
Change in fair value of warrant liabilities	(269)	(48)
Stock-based compensation	371	12,676
Issuance of common stock - financial advisor	-	225
Depreciation expenses	1	-
Unrealized (gain) loss on marketable securities	(19)	54
Impairment of goodwill and intangible assets	40,600	-
Changes in assets and liabilities:
Marketable securities	-	(3,554)
Prepaid expenses and other assets	(223)	44
Accounts payable and accrued expenses	(344)	458
Accrued salaries and benefits	316	96
Deferred revenue	268	-
Accrued lease liabilities	(173)	580
Net cash used in operating activities	(4,620)	(9,516)

Cash flows from investing activities
Purchase of marketable securities	(7,994)	-
Purchase of property and equipment	(2)	(4)
Security deposits refund	-	4
Sale of marketable securities	8,121	-
Payment of accrued patent costs	-	(1,000)
Net provided by (cash used) in investing activities	125	(1,000)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants in July Financing, net	1,322	-
Proceeds from issuance of common stock and preferred stock in December Offering, net	3,445	-
Proceeds from issuance of common stock and warrants in private placement, net	-	3,874
Proceeds from issuance of Series J convertible preferred stock, net	-	18,387
Redemption of Series I redeemable convertible preferred stock	(935)	(14,065)
Net cash provided by financing activities	3,832	8,196

Net decrease in cash and cash equivalents	(663)	(2,320)
Cash and cash equivalents, beginning of period	805	3,125

Cash and cash equivalents, end of period	$142	$805

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Retirement of treasury stock	$-	$201
Conversion of preferred stock to common stock	$-	$3
Extinguishment of Series I Convertible Preferred Stock in connection with license agreement	$5,000	$-
Extinguishment of Series H Convertible Preferred Stock in connection with license agreement	$4,766	$-
Recognition of deferred revenue in connection with license agreement	$281	$-

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

The Company is a patent commercialization company whose operations are focused on the monetization of its intellectual property (“IP”).  Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign.  The Company intends to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that it owns, or that it manages for others, or through the settlement and litigation of patents.

The Company continually works to enhance the portfolio of intellectual property through acquisition and strategic partnerships. The Company’s mission is to partner with inventors, or other entities, who own undervalued intellectual property (“IP”). The Company then works with the inventors or other entities to commercialize the IP. Currently, the Company owns over 290 patents and patent applications.

Reverse Stock Split and Amendment to Certificate of Incorporation

The Company’s common stock is quoted on the NASDAQ Capital Market under the symbol “SPEX.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00 per share. On March 24, 2015, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that, based upon the closing bid price of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) for the last 30 consecutive business days, the Common Stock no longer meets the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2).

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

On February 26, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation and authorized the Company’s Board of Directors, if in their judgment they deemed it necessary, to effect a reverse stock split of Common Stock at a ratio in the range of 1-for-12 to 1-for-24. The Company implemented this reverse stock split on March 4, 2016 with a ratio of 1-for-19 (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received a cash payment in lieu thereof. The par value and other terms of the common stock were not affected by the Reverse Stock Split. In addition, the amendment to the Company’s certificate of incorporation that effected the Reverse Stock Split simultaneously reduced the number of authorized shares of Common Stock from 200,000,000 to 100,000,000.

The Company’s Common Stock began trading at its post-Reverse Stock Split price at the beginning of trading on March 4, 2016.

On March 18, 2016, the Company received a letter from NASDAQ indicating that it had regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. The Company’s common stock continues to be listed on the NASDAQ Capital Market.

The Reverse Stock Split reduced the number of outstanding shares of Common Stock from 48,259,430 shares to 2,539,847 shares as of December 31, 2015. All per share amounts and outstanding shares of Common Stock including stock options, restricted stock and warrants, have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-19 Reverse Stock Split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-19 Reverse Stock Split. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split.

Note 2. Liquidity and Financial Condition

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue.  While the Company continues to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings,
●	seeking additional funds raised through the sale of additional securities in the future,
●	seeking additional liquidity through credit facilities or other debt arrangements, and
●	increasing revenue from its patent portfolios, license fees and new business ventures.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital deficit amounted to approximately $0.6 million at December 31, 2015, and net loss attributable to common stockholders amounted to approximately $42.3 million for the year ended December 31, 2015.  The Company had a $135.3 million of accumulated deficits as of December 31, 2015.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Biospherics Incorporated, Nuta Technology Corp. (“Nuta”), Spherix Portfolio Acquisition I, Inc. (“SPXI”), Spherix Portfolio Acquisition II, Inc. (“SPXII”), Guidance IP, LLC (“Guidance”), CompuFill LLC (“CompuFill”), Directional IP, LLC (“Directional”) and NNPT, LLC (“NNPT”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, derivative liabilities, and the valuation allowance related to the Company’s deferred tax assets.  Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions.  It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts.  The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of December 31, 2015 and 2014, the Company had $0.1 million and $0.8 million in cash and cash equivalents, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices. During the year ended December 31, 2015 and 2014, the Company incurred realized losses of approximately $91,000 and $49,000, respectively, and unrealized gains of approximately $19,000, and unrealized loss of approximately $54,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the year ended December 31, 2015 and 2014, the Company earned dividend income of approximately $52,000 and $92,000, respectively, which is included in other income, net on the consolidated statement of operations. The Company reinvested such dividend income into its marketable securities during the years ended December 31, 2015 and 2014. The cost of marketable securities held as of December 31, 2015 and 2014 were $3.4 million and $3.5 million, respectively.

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

The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with the preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. During the year ended December 31, 2015, the Company recorded a $1.7 million of impairment charge to its goodwill. Refer to Note 5 for further discussion of the goodwill impairment test performed by the Company at June 30, 2015.

Impairment of Long-lived Assets (Including Patent Assets)

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company determined it was necessary to test its intangible assets for impairment during the second quarter of 2015. Due to the decline in stock price which the Company considered a triggering event, at December 31, 2015, the Company performed an additional impairment test for intangible assets. During the year ended December 31, 2015, the Company recorded a $38.9 million of impairment charges to its intangible assets (see Note 5). There was no impairment of long-lived assets in 2014.

Property and Equipment

Property and equipment are stated at cost and include office furniture and equipment and computer hardware and software. The Company computes depreciation and amortization under the straight-line method and typically over the following estimated useful lives of the related assets:

●	Office furniture and equipment	3 to 10 years
●	Computer hardware and software	3 to 5 years

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned by the Company. These rights may include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.

Inventor Royalties

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

Accounting for Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”).  The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the consolidated statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 6).

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
Convertible preferred stock	530,277	271,413
Warrants to purchase common stock	2,304,888	40,452
Options to purchase common stock	289,380	278,863
Total	3,124,545	590,728

Stock-based Compensation

The Company accounts for share-based payment awards exchanged for employee services at the estimated grant date fair value of the award.  Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a one- to ten-year period.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant.  The expected volatility assumption is computed based on the standard deviation of the Company’s underlying stock price's daily logarithmic returns.

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

Treasury Stock

The Company accounts for the treasury stock using the cost method, which treats it as a reduction in stockholders’ equity. In February 2014, the Company retired 9 shares of treasury stock.

Convertible Preferred Stock

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

The Company accounts for convertible preferred stock with detachable warrants in accordance with ASC 470: Debt and allocated proceeds received to the convertible preferred stock and detachable warrants based on relative fair values. The Company evaluated the classification of its convertible preferred stock and warrants and determined that such instruments meet the criteria for equity classification. The Company recorded the related issuance costs and value ascribed to the warrants as a reduction of the convertible preferred stock.

The Company has also evaluated its convertible preferred stock and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock (see Note 8). As the convertible preferred stock may be converted immediately, the Company recognized the BCF as a deemed dividend in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective in the annual period ending December 31, 2017, including interim periods within that annual period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of its pending adoption of this standard on its consolidated financial statements and related disclosures.

In June 2014 the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.  The Company has elected to early adopt the provisions of ASU 2014-15 during the year ended December 31, 2014.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As of December 31, 2015, the Company elected to early adopt the pronouncement on a prospective basis. Adoption of this amendment did not have an effect on the Company's financial position or results of operations, and prior periods were not retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU No. 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 4. Property and Equipment

The components of property and equipment as of December 31, 2015 and 2014, at cost are ($ in thousands):

	As of December 31,
	2015	2014
Computers	$12	$10
Office furniture and equipment	97	97
Leasehold improvements	229	229
Total cost	338	336
Accumulated depreciation and amortization	(333)	(332)
Property and equipment, net	$5	$4

The Company’s depreciation expense for the years ended December 31, 2015 and 2014 was $1,089 and $402, respectively.

Note 5. Goodwill and Intangible Assets

Patent Portfolio

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The net carrying amounts related to acquired intangible assets as of December 31, 2015 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios at December 31, 2013, net	$64,835	6.62
Amortization expenses	(9,831)
Patent Portfolios at December 31, 2014, net	$55,004	5.62
Amortization expenses	(6,317)
Impairment loss	(38,888)
Patent Portfolios at December 31, 2015, net	$9,799	4.63

The amortization expenses related to acquired intangible assets for the years ended December 31, 2015 and 2014 are as follows ($ in thousands):

	For the Years Ended December 31,
Date Acquired and Description	2015	2014
7/24/13 - Rockstar patent portfolio	$303	$470
9/10/13 - North South patent portfolio	84	130
12/31/13 - Rockstar patent portfolio	5,930	9,231
	$6,317	$9,831

The Company reviews its patent portfolio for impairment as a single asset group whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the second quarter of 2015, the Company determined that certain events occurred (i.e. decline in common stock price) that were indicators of a potential impairment. In accordance with ASC 360-10, the Company first estimated the future undiscounted cash flows anticipated to be generated by the patent portfolio based on the Company’s current usage and future plans for the patent portfolio over its remaining weighted average useful life. The analysis concluded that the carrying amount of the patent portfolio was not recoverable at June 30, 2015. As a result, the Company performed an analysis to determine if the carrying value of the patent portfolio exceeded its fair value. Considering that the patent portfolio is the Company’s most significant asset and is the foundation of all of its operations, the Company determined that the most appropriate measurement of fair value of the asset group was the aggregate market value of the Company’s common stock. As a result, the Company determined that the fair value of the patent portfolio at June 30, 2015 was approximately $14.6 million, which was comparable to the aggregate market capitalization of the Company as of that date. The Company recorded a $35.5 million impairment charge against its patent portfolio in the second quarter of 2015.

Due to the continuing decrease in the Company’s stock price, the Company’s performed an additional impairment test of intangible assets at December 31, 2015. In accordance with ASC 360-10, the Company first estimated the future undiscounted cash flows anticipated to be generated by the patent portfolio based on the Company’s current usage and future plans for the patent portfolio over its remaining weighted average useful life. The analysis concluded that the carrying amount of the patent portfolio was not recoverable at December 31, 2015. As a result, the Company performed an analysis to determine if the carrying value of the patent portfolio exceeded its fair value. Considering that the patent portfolio is the Company’s most significant asset and is the foundation of all of its operations, the Company determined that the most appropriate measurement of fair value of the asset group was the aggregate market value of the Company’s common stock. As a result, the Company determined that the fair value of the patent portfolio at December 31, 2015 was approximately $9.8 million, which was comparable to the aggregate market capitalization of the Company as of that date. The Company recorded an additional $3.4 million of impairment charge against its patent portfolio at December 31, 2015. The new cost basis of the patent portfolio of $9.8 million will be amortized over its weighted average remaining useful life of 4.63 years.

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Year Ended December 31, 2016	$104	$31	$2,000	$2,135
Year Ended December 31, 2017	104	30	1,995	2,129
Year Ended December 31, 2018	104	30	1,995	2,129
Year Ended December 31, 2019	104	31	1,994	2,129
Year Ended December 31, 2020	104	31	995	1,130
Thereafter	110	37	-	147
Total	$630	$190	$8,979	$9,799

Goodwill

The Company’s market capitalization is sensitive to the volatility of the Company’s stock price. During the six months ended June 30, 2015, the market price of the Common Stock decreased from $21.47 to $9.12. The decline in stock price experienced by the Company was deemed a “triggering” event requiring that goodwill be tested for impairment as of June 30, 2015.

The Company performed its goodwill impairment test as of June 30, 2015. The Company performed the first step of the goodwill impairment test as of June 30, 2015 in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is based upon the Company’s market capitalization on the measurement date, June 30, 2015 and also on July 15, 2015 (date of the July 2015 Financing as discussed in Note 8). The Company believes that this is the most appropriate valuation technique for determining the fair value of the reporting unit. Most importantly, the Company’s common shares are publicly traded on NASDAQ, and therefore active quoted market prices can be readily observed, and the Company has a widely distributed shareholder base which provides for a substantial amount of daily trading volume. As such, the Company believes that the quoted market price is a good representation of a fair value of one share of the Company, or a fractional interest in the Company.

In performing the second step of the goodwill impairment test, the Company compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill, the Company assigns the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Based on the estimated implied fair value of goodwill, the Company recorded an impairment charge of $1.7 million to reduce the carrying value of goodwill to its implied fair value, which was determined to be zero. This impairment charge is included in the impairment of goodwill and intangible assets in the consolidated statement of operations for the year ended December 31, 2015.

Note 6. Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, prepaid expenses and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company's assets and liabilities that are measured at fair value at December 31, 2015 and 2014 ($ in thousands):

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,392	$3,392	$-	$-

Liabilities
Fair value of warrant liabilities	$2,959	$-	$-	$2,959

	Fair value measured at December 31, 2014
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,500	$3,500	$-	$-

There were no transfers between Level 1, 2 or 3 for the years ended December 31, 2015 and 2014.

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the warrant liabilities are recorded in “change in fair value of warrant liabilities” in the Company’s consolidated statements of operations.

On July 21, 2015, the Company issued the July 2015 Warrants to purchase aggregate of 370,263 shares of common stock to the investors in the July 2015 Financing. The July 2015 Warrants become exercisable on January 22, 2016 at an exercise price of $8.17 per share. The warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the July 2015 Warrants) at the Company and therefore are classified as liabilities. The July 2015 Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

On December 7, 2015, the Company issued Series A warrants to purchase of 1,052,624 shares of common stock and Series B warrants to purchase 842,099 shares of common stock contained in December Offering. Series A Warrants have an exercise price of $3.80 per share and are exercisable at any time between December 7, 2015 and May 6, 2016. Series B Warrants have an exercise price of $4.75 per share and are exercisable at any time between December 7, 2015 and December 6, 2020. The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

The Series A and Series B warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of December 31, 2015 is as follows:

Date of valuation	July 21, 2015	December 7, 2015	December 31, 2015
Risk-free interest rate	1.69%	0.57 - 1.67%	0.16% - 1.76%
Expected volatility	100.00%	114.80%	100% - 115.35%
Expected life (in years)	5.5	0.5 - 5.0	0.3 - 5.1
Expected dividend yield	-	-	-

The risk-free interest rate was based on rates established by the Federal Reserve. For the July 2015 Warrants, the expected volatility in the Black-Scholes model is based on an expected volatility of 100% for both periods which represents the percentage required to be used when valuing the cash settlement feature as contractually stated in the form of warrant. The general expected volatility is based on standard deviation of the Company’s underlying stock price's daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended December 31, 2015 and 2014 ($ in thousands):

	For the Years Ended December 31,
	2015	2014
Beginning balance	$-	$48
Recognition of warrant liabilities	3,228	-
Fair value adjustment of warrant liabilities	(269)	(48)
Ending balance	$2,959	$-

Note 7. RPX License Agreement

On November 23, 2015, the Company and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX members. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications that originated at Nortel Networks (“Nortel”) and were purchased by the Company from Rockstar, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company.

ASC 260-10-S99-2, Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, requires the gain or loss on extinguishment of equity-classified preferred stock to be included in net income per common stockholder used to calculate earnings per share (similar to the treatment of dividends paid on preferred stock). The difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock (net of issuance costs) is subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share.

The carrying value of Series I Preferred Stock and Series H Preferred Stock on the extinguishment date was estimated at approximately $5.0 million and $4.8 million, respectively. This resulted in the Company receiving cash from RPX of $0.3 million, a deemed dividend of approximately $9.5 million, short term deferred revenue $0.3 million and long term deferred revenue of $0.3 million. The deferred revenue was amortized quarterly.

While the license granted to RPX is non-exclusive and the duration of the license is for the life of the patents, the Company’s ongoing obligations in the arrangement is to provide certain specific RPX licensors with a non-exclusive license to any new patents that may be acquired by or exclusively licensed to the Company during the two-year period following the effective date of the agreement. Therefore, the Company will recognize $0.6 million revenue ratably over the two-year period that it is obligated to provide these RPX licensees with licenses to such new patents. At December 31, 2015, the Company recorded approximately $31,000 in revenue.

Note 8. Stockholders’ Equity and Redeemable Convertible Preferred Stock

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

On March 4, 2016, the Company implemented a Reverse Stock Split with a ratio of 1-for-19. The par value and other terms of the common stock were not affected by the Reverse Stock Split. In addition, the amendment to the Company’s certificate of incorporation that effected the Reverse Stock Split simultaneously reduced the number of authorized shares of Common Stock from 200,000,000 to 100,000,000 (see Note 1).

Preferred Stock

On April 23, 2014, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating its Series B Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock and returning them to authorized but undesignated shares of preferred stock. No shares of the foregoing series of preferred stock were outstanding. On May 28, 2014, the Company designated 20,000,000 shares of preferred stock as Series J Convertible Preferred Stock (“Series J Preferred Stock”). On December 2, 2015, the Company designated 1,240 shares of preferred stock as Series K Convertible Preferred Stock (“Series K Preferred Stock”). The Company had designated separate series of its capital stock as of December 31, 2015 and December 31, 2014 as summarized below:

	Number of Shares Issued
	and Outstanding as of December 31,
	2015	2014	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "C"	-	1	0.0001	0.05:1
Series “D"	4,725	4,725	0.0001	0.53:1
Series “D-1"	834	834	0.0001	0.53:1
Series “F-1"	-	-	0.0001	0.05:1
Series “H"	381,967	439,043	0.0001	0.53:1
Series “I”	-	35,541	0.0001	1.05:1
Series “J”	-	-	0.0001	0.05:1
Series “K”	1,240	-	0.0001	263.16:1

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

Each right entitles the registered holder to purchase nineteen one-hundredths of a share (a “Unit”) of the Company’s Series A Preferred Stock.  Each Unit of Series A Preferred Stock will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock.  In the event of liquidation, the holders of the Units of Series A Preferred Stock will be entitled to an aggregate payment of 100 times the payment made per share of common stock.  Each Unit of Series A Preferred Stock will have 100 votes, voting together with the common stock.  Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Unit of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock.  These rights are protected by customary anti-dilution provisions.

The rights will be exercisable only if a person or group acquires 10% or more of the Company’s common stock (subject to certain exceptions stated in the plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 10% or more of the Company’s common stock.  The board of directors may redeem the rights at a price of $0.001 per right.  The rights will expire at the close of business on December 31, 2017 unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. As of December 31, 2015 and 2014, no shares of Series A Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

On March 6, 2013, the Company and certain investors that participated in the Company’s November 2012 private placement transaction entered into separate Warrant Exchange Agreements pursuant to which those investors exchanged common stock purchase warrants for 229,337 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”).  Each share of Series C Preferred Stock is convertible into one-nineteenth of a share of Common Stock at the option of the holder.  The Series C Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock.  During the year ended December 31, 2013, 229,336 shares of Series C Preferred Stock were converted into 12,070 shares of common stock. In December 2015, the one remaining share of Series C Preferred Stock was surrendered by the stockholder for cancellation. As of December 31, 2015 and 2014, none and one share of Series C Preferred Stock remained issued and outstanding, respectively.

Series D Convertible Preferred Stock

In connection with the acquisition of North South’s patent portfolio in September 2013, the Company issued 1,379,685 shares of its Series D Convertible Preferred Stock (“Series D Preferred Stock”) to the stockholders of North South.  Each share of Series D Preferred Stock has a stated value of $0.0001 per share and is convertible into ten-nineteenths of a share of Common Stock.  Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share of Series D Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of Common Stock on an “as converted” basis.  Each holder of Series D Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to such number of votes equal to the number of shares of Common Stock such shares of Series D Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation and the conversion limitations described below.  At no time may shares of Series D Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of issued and outstanding Common Stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding Common Stock on 61 days’ written notice to the Company.  The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

During the year ended December 31, 2014, 1,222,857 shares of Series D Preferred Stock were exchanged for Series D-1 Convertible Preferred Stock.  As of December 31, 2015 and 2014, 4,725 shares of Series D Preferred Stock remained issued and outstanding.

Series D-1 Convertible Preferred Stock

The Company’s Series D-1 Convertible Preferred Stock (“Series D-1 Preferred Stock”) was established on November 22, 2013.  Each share of Series D-1 Preferred Stock has a stated value of $0.0001 per share and is convertible into ten- nineteenths of a share of Common Stock.  Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D-1 Preferred Stock shall be entitled to receive, for each share of Series D-1 Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of Common Stock on an “as converted” basis.  Each holder of Series D-1 Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to such number of votes equal to the number of shares of Common Stock such shares of Series D-1 Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation.  At no time may shares of Series D-1 Preferred Stock be converted if such conversion would cause the holder to hold in excess of 9.99% of issued and outstanding Common Stock.  The conversion ratio of the Series D-1 Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The Company commenced an exchange with holders of Series D Convertible Preferred Stock pursuant to which the holders of the Company’s outstanding shares of Series D Preferred Stock acquired in the Merger could exchange such shares for shares of the Company’s Series D-1 Preferred Stock on a one-for-one basis.

On January 27, 2014, the Company entered into a lockup agreement with certain holders of an aggregate of 79,376 shares of Common Stock and shares of Common Stock issuable upon conversion of shares of Series D-1 Preferred Stock, which are included in the Company’s Registration Statement on Form S-1 (File No.333-192737) (the “Lockup Agreement” and such 79,376 shares, the “Locked Up Shares”).  The holders of the Locked Up Shares have agreed, for so long as such holders own such shares, not to sell any Locked Up Shares unless either (i) if such sale price is at least $114.00 per share, the cumulative amount sold by such holder (including the anticipated sale) does not exceed such holder's pro rata portion of 60% of the composite aggregate trading volume of the Common Stock during the period beginning on the date that the Registration Statement is declared effective and ending on the date of sale (the “Lockup Measuring Period) or (ii), if the sale price is less than $114.00 per share, the cumulative amount sold by such holder does not exceed such holder's pro rata portion of 20% of the composite aggregate trading volume during the Lockup Measuring Period.

During the year ended December 31, 2014, (a) 1,222,857 shares of Series D Preferred Stock were exchanged for Series D-1 Preferred Stock and (b) 1,281,288 shares of Series D-1 Preferred Stock were converted into 674,362 shares of Common Stock.  As of December 31, 2015 and 2014, 834 shares of Series D-1 Preferred Stock remained issued and outstanding.

Series F-1 Convertible Preferred Stock

The Company’s Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) was established on November 22, 2013.  Each share of Series F-1 Preferred Stock was convertible, at the option of the holder at any time, into one-nineteenth of a share of Common Stock and had a stated value of $0.0001.  Such conversion ratio was subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Each share of Series F-1 Preferred Stock was entitled to 91% of the number of shares of Common Stock into which the Series F-1 was convertible (subject to beneficial ownership limitations) and voted together with holders of Common Stock.  The Company was prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series F-1 Preferred Stock.

During the year ended December 31, 2014, 156,250 shares of Series F-1 Preferred Stock were converted into 8,223 shares of Common Stock. As of December 31, 2015 and 2014, no shares of Series F-1 Preferred Stock remained issued and outstanding.

Series H Convertible Preferred Stock

On December 31, 2013, the Company designated 459,043 shares of preferred stock as Series H Preferred Stock.  On December 31, 2013, the Company issued approximately $38.3 million of Series H Preferred Stock (or 459,043 shares) to Rockstar.  Each share of Series H Preferred Stock is convertible into ten-nineteenths of a share of Common Stock and has a stated value of $83.50.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series H Preferred Stock.  Holders of the Series H Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series H Preferred Stock are convertible, subject to applicable beneficial ownership limitations.  The Series H Preferred Stock provides a liquidation preference of $83.50 per share.  The shares of Series H Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.  On April 16, 2014, the Company obtained the required stockholder approval and, as a result, all outstanding shares of Series H Preferred Stock are convertible and possess voting rights in accordance with its terms. On May 28, 2014, 20,000 shares of Series H Preferred Stock were converted into 10,526 shares of Common Stock.

In January 2015, Rockstar transferred its remaining outstanding Series H Preferred Stock to RPX Clearinghouse LLC, an affiliate of RPX.

According to the RPX License Agreement disclosed in Note 7, on November 23, 2015, RPX transferred to the Company for cancellation 57,076 shares of Series H Preferred Stock then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar.

As of December 31, 2015 and 2014, 381,967 and 439,043 shares of Series H Preferred Stock remained issued and outstanding, respectively.

Series I Redeemable Convertible Preferred Stock

On December 31, 2013, the Company designated 119,760 shares of preferred stock as Series I Preferred Stock.  On December 31, 2013, the Company issued approximately $20 million (or 119,760 shares) of Series I Preferred Stock to Rockstar.  Each share of Series I Preferred Stock was convertible into twenty-nineteenths of a share of Common Stock and had a stated value of $167.00.  The conversion ratio was subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.  The holder was prohibited from converting the Series I Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owned more than 4.99% (which may be increased to 9.99% and subsequently to 19.99%, each upon 61 days’ written notice), in the aggregate, of the Company’s issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series I Preferred Stock.  Holders of the Series I Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series I Preferred Stock were convertible, subject to applicable beneficial ownership limitations.  The Series I Preferred Stock provided for a liquidation preference of $167.00 per share.

The Series I Preferred Stock contained a mandatory redemption date of December 31, 2015 as to 100% of the Series I Preferred Stock then outstanding, requiring a minimum of 25% of the total number of shares of Series I Preferred Stock issued to be redeemed (less the amount of any conversions occurring prior thereto) on or prior to each of September 30, 2014, December 31, 2014, June 30, 2015 and December 31, 2015 (each, a “Partial Redemption Date” and each payment, a “Redemption Payment”).  On each Partial Redemption Date, the Company was required to pay the holder a Redemption Payment equal to the lesser of (i) such number of shares of Series I Preferred Stock as had a stated value of $5.0 million; or (ii) such number of shares of Series I Preferred Stock as should, together with all voluntary and mandatory redemptions and conversions to Common Stock occurring prior to the applicable Partial Redemption Date, had an aggregate stated value of $5.0 million; or (iii) the remaining shares of Series I Preferred Stock issued and outstanding if such shares had an aggregate stated value of less than $5.0 million, in an amount of cash equal to its stated value plus all accrued but unpaid dividends, distributions and interest thereon, unless such holder of Series I Preferred Stock, in its sole discretion, elected to waive such Redemption Payment or convert such shares of Series I Preferred Stock (or a portion thereof) into Common Stock.  No interest or dividends were payable on the Series I Preferred Stock unless the Company failed to make the first $5.0 million Partial Redemption Payment due September 30, 2014, then interest should accrue on the outstanding stated value of all outstanding shares of Series I Preferred Stock at a rate of 15% per annum from January 1, 2014.  The Company’s obligations to pay the Redemption Payments and any interest payments in connection therewith were secured pursuant to the terms of a Security Agreement under which the Rockstar patent portfolio serves as collateral security.  No action can be taken under the Security Agreement unless the Company had failed to make a second redemption payment of $5.0 million due December 31, 2014, which payment was made.  The Security Agreement contains additional usual and customary events of default under which the holder could take action, including a sale to a third party or reduction of secured amounts via transfer of the Rockstar patent portfolio to the holder.

Additionally, in the event the Company consummated a Fundamental Transaction (as defined below), the Company should be required to redeem such portion of the outstanding shares of Series I Preferred Stock as shall equal (i) 50% of the net proceeds of the Fundamental Transaction after deduction of the amount of net proceeds required to leave the Company with cash and cash equivalents on hand of $5.0 million and up until the net proceeds leave the Company with cash and cash equivalents on hand of $7.5 million and (ii) 100% of the net proceeds of the Fundamental Transaction thereafter. “Fundamental Transaction” means directly or indirectly, in one or more related transactions: (a) the Company of any subsidiary realizes net proceeds from any financing, recovery, sale, license fee or other revenue received by the Company (including on account of any intellectual property rights held by the Company and not just in respect of the patents) during any fiscal quarter in an amount which would cause the cash or cash equivalents of the Company to exceed $5,000,000, (b) the Company consolidates or merges with or into (whether or not the Company or any of its subsidiaries is the surviving corporation) any other person, or (c) the Company or any of its subsidiaries sells, leases, licenses, assigns, transfers, conveys or otherwise disposes of all or substantially all of its respective properties or assets to any other Person, provided that, in the event of a Fundamental Transaction under clause (b) or (c), neither such Fundamental Transaction may proceed without the consent of the holders holding a majority of the shares of Series I Preferred Stock unless (A) all shares of Series I Preferred Stock held by the holders are redeemed with interest upon closing of such Fundamental Transaction, and (B) all shares of Common Stock of the Company then held by the holders are redeemed or otherwise purchased for cash or freely tradable securities of a publicly traded company at a price at or above the then-current market value of such Common Stock.

The shares of Series I Preferred Stock were not immediately convertible and did not possess any voting rights until such a time as the Company had obtained stockholder approval of the issuance, pursuant to NASDAQ Listing Rule 5635.  On April 16, 2014, the Company obtained the required stockholder approval and, as a result, all outstanding shares of Series I Preferred Stock are convertible and possess voting rights in accordance with its terms.

In June 2014, the Company redeemed 84,219 shares of Series I Preferred Stock. In accordance with this Redemption Payment, the Company paid Rockstar $14.1 million.

In January 2015, Rockstar transferred its remaining outstanding Series I Preferred Stock, as well as its other stock in the Company to RPX Clearinghouse LLC.

In June 2015, the Company redeemed 5,601 shares of Series I Preferred Stock. In accordance with this redemption, the Company paid RPX $0.9 million.

On November 23, 2015, as per RPX License Agreement disclosed in Note 7, RPX transferred to the Company for cancellation all remaining 29,940 shares of Series I Preferred Stock, as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015.

As of December 31, 2015 and 2014, none and 35,514 shares of Series I Preferred Stock remained issued and outstanding, respectively.

Series J Convertible Preferred Stock

On May 28, 2014, the Company designated 20,000,000 shares of preferred stock as Series J Preferred Stock. On May 28, 2014, the Company entered into an placement agency agreement with Laidlaw & Company (UK) Ltd., as the placement agent, which provided for the issuance and sale in a registered direct public offering (the “Series J Offering”) by the Company of 10,000,000 shares of Series J Preferred Stock which were convertible into a total of 526,315 shares of Common Stock. The Series J Preferred Stock in the Series J Offering was sold at a public offering price of $2.00 per share. The net offering proceeds to the Company from the sale of the shares were approximately $18.4 million, after deducting placement agent fees ($1.32 million), legal fees ($0.18 million) and escrow fee ($0.04 million). The sale of the Series J Preferred Stock was made pursuant to a subscription agreement between the Company and certain investors in the Series J Offering.

The shares of Series J Preferred Stock carry a liquidation preference equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of Common Stock if such holder had converted the Series J Preferred Stock immediately prior to such liquidation, dissolution or winding up. Each holder of Series J Preferred Stock is entitled to vote on all matters submitted to stockholders of the Company and is entitled to a vote of 67.3% of the number of votes for each share of Common Stock into which the Series J Preferred Stock is convertible owned at the record date for the determination of stockholders entitled to vote on such matter. Subject to certain ownership limitations as described below, shares of Series J Preferred Stock are convertible at any time at the option of the holder into shares of Common Stock in an amount equal to one-nineteenths of a share of Common Stock for each one share of Series J Preferred Stock surrendered.  Subject to limited exceptions, holders of shares of Series J Preferred Stock do not have the right to convert any portion of their Series J Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to its conversion; notwithstanding the foregoing, some Investors elected to have the 9.99% beneficial ownership limitation to initially be 4.99%.

As of December 31, 2014, all 10,000,000 shares of Series J Preferred Stock had been converted into 526,315 shares of Common Stock. As of December 31, 2015 and 2014, no shares of Series J Preferred Stock are issued and outstanding.

Series K Convertible Preferred Stock

On December 2, 2015, the Company designated 1,240 shares of preferred stock as Series K Preferred Stock.  On December 7, 2015, the Company issued 1,240 shares of Series K Preferred Stock in December 2015 Offering.  Each share of Series K Preferred Stock is convertible into five thousand-nineteenths of a share of Common Stock and has a stated value of $1,000.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Series K Preferred do not generally have any voting rights but are convertible into shares of Common Stock. At no time may shares of Series K Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of the issued and outstanding Common Stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding Common Stock on 61 days’ written notice to the Company.  The conversion ratio of the Series K Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

As of December 31, 2015, 1,240 shares of Series K Preferred Stock are issued and outstanding.

Common Stock

Offerings of Common Stock and Warrants

On March 26, 2014, the Company sold an aggregate of $4,446,000 of its securities in a private offering made solely to accredited investors (the “March 26 Offering”) pursuant to subscription agreements, dated as of March 26, 2014.  Pursuant to the March 26 Offering, investors purchased (i) 62,401 shares of Common Stock and (ii) five-year warrants to purchase an aggregate of 31,152 shares of Common Stock at an exercise price of $116.85 per share.  The warrants became exercisable on the six-month anniversary of the date of issuance by payment to the Company of the exercise price of $116.85 per share, or if a registration statement covering the Common Stock underlying the warrants is not then in effect, on a cashless basis.  Each warrant may be callable at $0.19 per warrant upon the consummation of a Company financing with a per-share offering price of at least $152.00 and net proceeds to the Company from such offering of at least $15 million.

Pursuant to the terms of the subscription agreements, the Company registered with the United States Securities and Exchange Commission (“SEC”) all shares of Common Stock and the shares of Common Stock underlying the warrants issued in the March 26 Offering (including the Placement Agent Warrant described below) on Form S-3, which was declared effective on May 16, 2014.

The Company incurred aggregate costs associated with the March 26 Offering of approximately $572,000, and issued a five-year warrant to purchase 6,240 shares of common stock to the placement agent at an exercise price of $88.73 per share of common stock (the “Placement Agent Warrant”).  The Placement Agent Warrant became exercisable on the six-month anniversary of the date of issuance.

On July 15, 2015, the Company entered into a placement agency agreement with Chardan Capital Markets, LLC as placement agent (the “Placement Agent”), relating to the July 2015 Financing, which was a registered direct offering to select institutional Investors of 301,026 shares of the Company’s Common Stock, $0.0001 par value per share, and Common Stock Purchase Warrants to purchase up to an aggregate of 370,263 shares of Common Stock.

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

In addition, on July 15, 2015, the Company and the investors in the July 2015 Financing entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of the Offered Shares and the warrants. The Offered Shares and warrants were sold in units, with each unit consisting of one-nineteenth of an Offered Share and a warrant to purchase 0.06 shares of Common Stock. The purchase price per unit was $4.864. The Warrants provide for an exercise price of $8.17 per share and became exercisable on January 22, 2016 and have a term of five years thereafter. The exercise price of the Warrants will also be adjusted in the event of stock splits and reverse stock splits. Except upon at least 61 days’ prior notice from the holder to the Company, the holder will not have the right to exercise any portion of the Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock (including securities convertible into common stock) outstanding immediately after the exercise; provided, however, that the holder may not increase this limitation at any time in excess of 9.99%.

The Securities Purchase Agreement further provides that, subject to certain exceptions, until the warrants issued in the July 2015 Financing are no longer outstanding, the Company will not affect or enter into a variable rate transaction. The Securities Purchase Agreement also provides the investors an 18-month right of participation for an amount up to 100% of such subsequent financing common stock (or common stock equivalents or a combination thereof), on the same terms and conditions of such transaction.

The net proceeds to the Company from the July 2015 Financing, after deducting Placement Agent fees and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were approximately $1.3 million. The July 2015 Financing closed on July 21, 2015. As disclosed in Note 6, the warrants issued in the July 2015 Financing were required to be accounted for as derivative liabilities as a result certain net cash settlement provisions in control of the holder. As a result, of the total net proceeds received, $985,000was allocated to the warrants on the closing date of the July 2015 Financing.

On December 2, 2015, the Company entered into a purchase agreement with investors to sell an aggregate of 13.8 million Class A Units (consisting of one-nineteenth of a share of Common Stock, a Series A Warrant and a Series B). Included in the sale were 1,240 Class B Units issuable to those investors whose purchase of Class A Units in this offering would otherwise result in such investor beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the December 2015 Offering. Each Class B Unit consisted of one share of Series K Preferred Stock, with a stated value of $1,000 per share and convertible into shares of Common Stock (on a 1 for 263 basis) at the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price.

The Company received net proceeds of approximately $3.4 million from the December 2015 Offering after deducting placement agent fees and offering expenses. The December 2015 Offering closed on December 7, 2015. Of the total proceeds received, $2.2 million were allocated to the fair value of the warrants issued on the grant date.

Beneficial Conversion Feature

In the December 2015 Offering, the Company issued 1,240 shares of Series K Preferred Stock, together with Series A warrants for the purchase of 326,313 shares of Common Stock and Series B warrants for the purchase of 261,051 shares of Common Stock contained in the Class B Units (the “Class B Unit Warrants”). Series A Warrants have an exercise price of $3.80 per share and are exercisable at any time between December 7, 2015 and May 6, 2016. Series B Warrants have an exercise price of $4.75 per share and are exercisable at any time between December 7, 2015 and December 6, 2020.

The Company assessed the Series K Preferred Stock under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, the Company determined that the Series K Preferred Stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore, the embedded derivative does not require bifurcation and separate recognition under ASC 815. The Company determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock.

As of December 31, 2015 the Company recorded a deemed dividend of approximately $323,000 related to the beneficial conversion feature with the issuance of the Series K Preferred Stock in the consolidated statements of operations.

Common Stock Grants

In April 2014, the Company issued Rockstar 12,606 shares of common stock with a grant date fair value of approximately $0.7 million for registration penalty as discussed below in Note 10.

On July 10, 2014, the Company issued 6,579 shares of fully registered common stock for the accrued settlement of the contractual dispute with a financial advisor. The aggregate fair value of the stock grant was $225,000 based upon the closing price of the Company’s common stock on July 1, 2014.

Warrants

A summary of warrant activity for year ended December 31, 2015 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2015	40,452	$260.34	$-	4.03
Issued	2,264,986	4.87	-	2.82
Expired	(550)	5,700.00
Outstanding as of December 31, 2015	2,304,888	$32.94	$-	2.83
Exercisable as of December 31, 2015	2,304,888	$32.94	$-	2.83

Stock Options

2012 Plan

In late 2012, the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) which permits issuance of incentive stock options, non-qualified stock options and restricted stock. The 2012 Plan replaced a prior incentive stock plan. At December 31, 2015, there were 360 fully vested options outstanding and 161 shares available for grant under the 2012 Plan.

2013 Plan

In April 2013, the Company’s board of directors adopted the Spherix Incorporated 2013 Equity Incentive Plan (the “2013 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and cash and equity-linked awards to certain management, directors, consultants and others.  The plan was approved by the Company’s stockholders in August 2013.

The 2013 Plan authorized approximately 15% of the Company’s fully-diluted Common Stock at the time approved (not to exceed 147,368 shares) be reserved for issuance under the Plan, after giving effect to the shares of the Company’s capital stock issuable under the Nuta Merger.

At December 31, 2015, there were 105,610 fully vested options outstanding and 41,758 shares available for grant under the 2013 Plan.

2014 Plan and Option Grants

On January 28, 2014, the Company approved the adoption of a director compensation program (the “Program”) for non-employee directors pursuant to and subject to the available number of shares reserved under the Spherix Incorporated 2014 Equity Incentive Plan (the “2014 Plan”).

At December 31, 2015, there were 183,410 options outstanding and 35,636 shares available for grant under the 2014 Plan.

On May 28, 2014, Mr. Harvey Kesner resigned as a director of the Company. Pursuant to this resignation, the Company's Board of Directors approved the accelerated vesting of 44,078 previously granted stock options to vest on the date of Mr. Kesner's resignation.  As a result, the Company recorded an immediate one-time charge of $5.4 million of additional stock-based compensation expense in June 2014 related to this modification.

On December 15, 2014, Mr. Edward Karr resigned as a director of the Company. Pursuant to this resignation, the Company's Board of Directors approved the accelerated vesting of 7,236 previously granted stock options to vest on the date of Mr. Karr’s resignation.  As a result, the Company recorded an immediate one-time charge of approximately $0.1 million of additional stock-based compensation expense in December 2014 related to this modification.

On April 3, 2014, pursuant to and subject to the available number of shares reserved under the Company’s 2014 Equity Incentive Plan, the Company issued 26,315 non-qualified options with a term of five years and an exercise price of $54.34 to Anthony Hayes, director and the Chief Executive Officer of the Company. 50% of the options vested immediately, and the remaining 50% vesting upon the Company’s receipt of gross proceeds of at least $30 million by April 3, 2015 from an offering of its securities (the “Performance Condition”). Since the Performance Condition was not satisfied by April 3, 2015, 13,157 options were forfeited. As a result, the Company reversed $0.4 million of option expense related to this grant in April 2015.

On May 24, 2015, 176 options granted on May 25, 2010 expired.

In August 2015, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 23,682 options to five of the Company’s directors. These stock options are vested within one year of the date of grant.

The grant date fair value of stock options granted during the year ended December 31, 2015 was approximately $69,000.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met.  The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve.  During the third quarter of 2015, the Company adjusted its methodology in estimating its historical volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price's daily logarithmic returns.   The fair value of options granted in 2015 and 2014 was estimated using the following assumptions:

For the Years Ended December 31,
	2015	2014
Exercise price	$4.18 - $32.87	$25.46 - $110.77
Expected stock price volatility	117.2% - 130.4%	77.7% - 90.6%
Risk-free rate of interest	0.74% - 1.08%	0.76% - 1.80%
Term (years)	1.9 - 3.0	2.5 - 5.5

A summary of option activity under the Company’s employee stock option plan for year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2015	275,970	$94.37	$-	6.0
Employee options granted	23,682	9.53	-	4.4
Employee options forfeited	(13,157)	54.34	-	-
Employee options expired	(8)	4,332.00	-	-
Outstanding as of December 31, 2015	286,487	$89.07	$-	5.0
Options vested and expected to vest	286,487	$89.07	$-	5.0
Options vested and exercisable	284,514	$89.66	$-	5.0

A summary of options that the Company granted to non-employees for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2015	2,893	$98.07	$-	6.4
Non-employee options granted	-	-	-	-
Outstanding as of December 31, 2015	2,893	$98.07	$-	5.4
Options vested and expected to vest	2,893	$98.07	$-	5.4
Options vested and exercisable	2,893	$98.07	$-	5.4

Stock-based compensation associated with the amortization of stock option expense was $0.2 million and $12.6 million for the years ended December 31, 2015 and 2014, respectively.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $4,000. The weighted average remaining vesting period of options outstanding at December 31, 2015 is approximately 0.01 years.

Restricted Stock Awards

On January 23, 2014, the Company issued 105 shares of fully vested common stock to two consultants in return for services rendered. The grant date fair value of restricted stock was $17,500.

On March 3, 2014 the Company issued 89 shares of fully vested common stock for consulting services. The grant date fair value of restricted stock was approximately $8,000.

On March 14, 2014, the Company granted 526 restricted shares to an employee of the Company.  The restricted stock awards vest in 25% increments in quarterly installments beginning March 14, 2014. As of December 31, 2014, 395 shares were vested and approximately $37,000 of expenses were recorded under stock-based compensation expenses during the year ended December 31, 2014. On January 5, 2015, the Company issued remaining 131 shares and recorded an approximately $9,000 of stock-based compensation expenses.

On April 15, 2014, the Company issued 526 shares of restricted common stock to a third party for consulting services. 263 shares were vested upfront, and the remaining 263 shares were vest on October 22, 2014. The Company recorded total expenses of $18,200 for this grant during the year ended December 31, 2014.

On May 13, 2014, the Company issued 2,631 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately. The grant date fair value of restricted stock was $62,000.

On June 9, 2014, the Company issued 313 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately. The grant date fair value of restricted stock was approximately $10,000.

On June 27, 2014, the Company issued 1,754 shares of restricted common stock to a third party for legal services. The restricted stock award vested immediately. The grant date fair value of restricted stock was approximately $60,000.

On August 1, 2014, the Company issued 526 restricted shares to an employee of the Company.  The restricted stock awards vest in 25% increments in quarterly installments beginning August 1, 2014. At December 31, 2014, 264 shares were vested and approximately $11,400 of expenses were recorded under stock-based compensation expenses during the year ended December 31, 2014. The remaining 262 shares were vested in 2015. The Company recorded an approximately $2,000 of stock-based compensation expenses during the year ended December 31, 2015.

On June 10, 2015, the Company entered into a consulting agreement with a third party for three months of consulting services. The Company agreed to pay the consultant a monthly fee of $10,000, payable in shares of Common Stock for each month of the term. On August 6, 2015, the Company issued 822 and 1,350 common shares based on the closing price of Common Stock on June 10, 2015 and July 10, 2015, respectively. On October 6, 2015, the Company issued 2,193 common shares based on the closing price of Common Stock on August 9, 2015.

On June 15, 2015, the Company entered into a consulting agreement with a third party for public relations consulting services. The Company agreed to pay the consultant a monthly fee of $5,000 for three months commencing on June 15, 2015, and granted 2,368 shares of restricted stock. The restricted stock awards vested monthly for each of the three months following the grant date. On August 6, 2015, the Company issued 1,578 common shares and on October 6, 2015, the Company issued the remaining 789 shares of Common Stock. The Company recorded an approximately $28,000 of stock-based compensation expenses for this grant during the year ended December 31, 2015.

On August 10, 2015, the Company entered into a consulting agreement with Howard E. Goldberg, the Company’s director (see Note 9). In November 2015, the service expenses exceed the quarterly retainers, which is $20,400. As per consulting agreement, $1,487 of service expenses will be paid in shares. On January 26, 2016, 652 shares of restricted stock were issued based upon the closing price on that date.

In December 2015, the Company entered into a consulting agreement with a third party for consulting services. The Company agreed to pay the consultant a $50,000 of the Company’s common stock, which shall be issued in two equal parts. The first $25,000 should be issued at the closing price of December 22, 2015, and the second $25,000 will be issued six months later. On January 26, 2016, the Company granted 8,771 shares of restricted stock to the consultant for the first $25,000 service expenses, which were recorded during the year ended December 31, 2015.

In December 2015, in accordance with the employment agreements, the Company determined to pay each of Mr. Reiner and Mr. Dotson $60,000 in shares of common stock in respect of their performance for the 2015 fiscal year which, as of the closing price of December 21, 2015, would have constituted a total of 42,106 shares. The shares were issued in March 2016.

A summary of the restricted stock award activity for the year ended December 31, 2015 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at January 1, 2015	394	$49.97
Granted	6,732	8.49
Vested	(7,126)	5.30
Nonvested at December 31, 2015	-	$-

Stock-based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2015 and 2014 was comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2015	2014
Employee restricted stock awards	$132	$49
Employee stock option awards	155	12,403
Non-employee restricted stock awards	84	176
Non-employee option awards	-	48
Total compensation expense	$371	$12,676

Note 9. Related Party Transactions

Executive Officer Agreements

As it relates to Mr. Hayes 2014 annual bonus, during the year ended December 31, 2014, the Compensation Committee of the Board of Directors (the “Board”) approved a bonus payout of $175,000 for services provided in 2014.  The Company has included such bonus in accrued expenses on the consolidated balance sheet as of December 31, 2014. Mr. Hayes waived the receipt of this accrued bonus during the year ended December 31, 2015.

In February 2015, the members of the Compensation Committee established milestones related to the target bonus per the Employment Agreement (a “Target Bonus”) for the Company’s Chief Executive Officer, Mr. Anthony Hayes. The amount of the Target Bonus per the Agreement is (i) $350,000 in cash, which shall be payable in a single lump-sum payment promptly following the consummation of a Qualifying Strategic Transaction (or series of transactions), and (ii) a discretionary bonus to be determined by the Compensation Committee, in its sole discretion, prior to the earlier of a proxy solicitation in 2015 in relation to a qualifying strategic transaction(s) or the consummation thereof. Qualifying Strategic Transactions were defined as transaction(s) that would provide gross proceeds or borrowing capacity of at least $12.0 million to the Company. The Target Bonus of $350,000 was included in accrued salaries and benefits in the first quarter of 2015 as management determined at that time it was probable that a Qualifying Strategic Transaction would occur. In December 2015, the members of Compensation Committee reviewed the 2015 achievements and deemed that Mr. Hayes achieved the criteria for his 2015 Target Bonus by consummating a number of strategic transactions prior to December 31, 2015 that together reached the applicable bonus threshold. The Company accrued Mr. Hayes’ $350,000 bonus under accrued salaries and benefits on the consolidated balance sheets, paid it to him in cash in January 2016.

On January 6, 2014, the Company’s Board appointed Richard Cohen as its Chief Financial Officer, and Michael Pollack resigned as the interim Chief Financial Officer of the Company, effective January 3, 2014. Mr. Cohen was served as the Company’s Chief Financial Officer pursuant to an agreement with Chord Advisors LLC (“Chord”), of which Mr. Cohen was Chairman. In consideration for Mr. Cohen’s services, the Company agreed to pay Chord a monthly fee of $20,000, $5,000 of which was initially payable in shares of the Company’s common stock. In April 2014, the Company modified this agreement to pay Chord a monthly fee of $20,000 in cash. The previous $15,000 payable in shares was forgiven by Chord.

On June 30, 2015, the Board of the Company accepted the resignation of Richard Cohen as Chief Financial Officer of the Company, effective immediately. In connection therewith, the Company amended and restated its consulting agreement with Chord, an advisory firm that provides the Company with certain accounting services, such that it would continue to provide the Company with certain financial accounting and advisory services, with the monthly fee to Chord reduced from $20,000 to $10,000 per month since its affiliate would no longer serve as the Company’s Chief Financial Officer.

In connection with the resignation of Mr. Cohen, on June 30, 2015, the Board of Directors appointed Frank Reiner as the Interim Chief Financial Officer of the Company, effective immediately. Pursuant to Mr. Reiner’s employment agreement with the Company, dated as of March 14, 2014, as amended, the term of Mr. Reiner’s employment is one year and automatically extends for additional one-year terms unless no less than 60 days’ prior written notice of non-renewal is given by Mr. Reiner or the Company. Mr. Reiner’s base salary under his employment agreement was $235,000 per year, but in connection with being named Interim Chief Financial Officer, the Board of Directors authorized an amendment to Mr. Reiner’s employment agreement to increase Mr. Reiner’s base salary to $271,000. Mr. Reiner is also entitled to receive an annual bonus if the Compensation Committee of the Board determines that performance targets have been met. The amount of the annual bonus is determined based on the Company’s gross proceeds from certain monetization of the Company’s intellectual property. Mr. Reiner is also eligible to participate in all employee benefits plans from time to time in effect for the Company’s other senior executive officers. In December 2015, the members of the Compensation Committee determined that, under Mr. Reiner’s employment agreement, the Company has the obligation to pay Mr. Reiner $60,000 in shares of common stock in respect of his performance for the 2015 fiscal year. The Company will also pay Mr. Reiner an annual bonus of $40,000 in cash in respect of his 2015 performance. For the 2014 fiscal year, Mr. Reiner achieved the target for an annual bonus of $20,000 in cash and $20,000 in shares of common stock. The payment was deferred in 2015. The common stock portion of 2014 bonus shall be paid in cash lieu of in common stock. The Company accrued Mr. Reiner’s 2014 and 2015 cash bonus under accrued salaries and benefits on the consolidated balance sheets. In January 2016, the Company paid Mr. Reiner $80,000 in cash.

On August 10, 2015, the Company entered into a consulting agreement with Mr. Howard E. Goldberg (d/b/a Forward Vision Associates, of which Mr. Goldberg is the sole proprietor and owner), on an independent contractor basis, pursuant to which Mr. Goldberg will, among other services, provide advisory services to the Company in areas including licensing, litigation and business strategies. The Company will pay Mr. Goldberg an agreed upon quarterly retainer amount of $20,400 (calculated on an hourly basis) and, if applicable, upon exhaustion of each quarterly retainer, at an hourly rate to be paid in equity (for the first 50 hours above the quarterly retainer), and subsequently (if applicable) at an hourly rate thereafter in cash. The Company will reimburse Mr. Goldberg for actual out-of-pocket expenses. The consulting agreement with Mr. Goldberg has an initial term of one year, unless consultant has completed the desired services by an earlier date or unless the agreement is earlier terminated pursuant to its terms. The consulting agreement with Mr. Goldberg may be extended by written agreement of both the Company and consultant. For the year ended December 31, 2015, the Company incurred $42,287 consulting expenses related to this agreement, which included $1,487 of expenses paid in equity in January 2016. Mr. Goldberg was also appointed as a director of the Company.

Note 10. Commitments and Contingencies

Financing of Directors’ and Officers’ Insurance

The Company financed its Directors’ and Officers’ insurance policy for approximately $0.2 million.  Payments are due monthly and the policy is for 12 months.  Finance charges for the 12-month period are nominal.  As of December 31, 2015, the Company owed approximately $0.1 million and such amounts were recorded in accrued expenses. The Company has made regular payments in accordance with this insurance policy.

Leases

As of December 31, 2013, the Company had office in Tysons Corner, Virginia, where it leased 837 square feet of office space with a $1,883 monthly lease payment under lease agreement. Upon the expiration of this lease in August 2014, the Company’s Virginia operations were moved to Bethesda. The Company also has offices in Bethesda, Maryland, where it leases 5,000 square feet of office space with a $13,090 monthly lease payment under lease agreement. The Maryland lease runs from April 1, 2013 through March 31, 2018.

From December 2013 to July 2014, the Company leased office space in New York, NY on a month-to-month basis at a monthly rate of $6,000.

In June 2014, the Company opened a new office in Longview, Texas. The lease term of the Texas office runs from June 1, 2014 through May 31, 2015 at a monthly rate of $1,958. In May 2015, the Company extended the lease term to May 31, 2016 at a monthly rate of $1,958.

In August 2014, the Company secured new office space in New York City, with a $4,990 monthly cost for a 12-month period. In August 2015, the Company extended the lease term to another 12-month period with a monthly cost of $5,240.

In December 2014, the Company determined to accelerate the lease expense for Bethesda offices since the Bethesda facility was not adequate for the Company’s current needs and future sublets were not considered probable. The Company recognized $0.2 million estimated short-term lease liabilities and $0.4 million estimated long-term lease liabilities related to the acceleration of lease cost at December 31, 2014. As of December 31, 2015, the Company recorded $0.2 million of short-term lease liabilities and $0.2 million estimated long-term lease liabilities on the consolidated balance sheets.

Future minimum rental payments required as of December 31, 2015, including Bethesda office lease obligation are as follows ($ in thousands):

Lease Payments
Year Ended December 31, 2016	$225
Year Ended December 31, 2017	183
Year Ended December 31, 2018	46
$454

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

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, the Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, the Company filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, the Company filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On September 28, 2015, the hearing in the IPR proceedings was held before the PTAB. On October 9, 2015, the parties filed a Joint Motion to stay the litigation pending the issuance of the PTAB’s final written decisions in the IPR proceedings. On October 13, 2015, the Court granted the stay and administratively closed the case until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. The Company’s deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed its Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. The Company’s deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay.

Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware

On March 28, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393- SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed its amended complaint to reflect that certain of the patents asserted were assigned to its wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with the Company. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, the Company and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by the Company to license Cisco on two unrelated patents, which Cisco had made against the Company on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020- SLR-SRF (see below). On March 23, 2015, the Company filed its opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323. The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015. On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015, Cisco filed its Answer to the Company’s amended complaint with counterclaims under the Sherman Act, breach of contract, breach of covenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid. On June 10, 2015, the Court entered a Scheduling Order for the case. The Court set the Markman hearing to occur in two phases, for two different sets of patents, to occur on June 24, 2016 and September 8, 2016. The Court set trial to begin on January 16, 2018. On July 13, 2015, the Company filed its oppositions to Cisco’s IPR petitions. On July 20, 2015, the Company filed a motion to dismiss or transfer certain of Cisco’s counterclaims. On September 22, 2015, the PTAB issued orders instituting the two IPR proceedings, Nos. IPR2015-00999 and IPR2015-01001, as requested by Cisco. On November 23, 2015, the Company and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in this case. On December 3, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015. On December 3, 2015, the parties also filed a Joint Motion to Terminate in each of the two IPR proceedings, which the PTAB granted on December 4, 2015.

Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

On May 2, 2014, the Company initiated litigation against Juniper Networks, Inc. (“Juniper”) in Spherix Incorporated v. Juniper Networks, Inc., Case No. 1:14-cv- 00578-SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,578,086; 6,130,877; 7,385,998; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Juniper has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Juniper’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed its amended complaint to reflect that certain of the patents asserted were assigned to the Company’s wholly-owned subsidiary NNPT LLC, based in Longview, Texas. By the amended complaint, NNPT LLC was added as a co-plaintiff with the Company. On August 8, 2014, Juniper filed a motion to dismiss certain claims alleged in the amended complaint. On August 29, 2014, the Company filed its opposition to Juniper’s motion to dismiss. On September 15, 2014, Juniper filed its reply brief regarding its motion to dismiss. On March 31, 2015, the Court granted Juniper’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to reallege “willful” infringement at a later time. On April 14, 2015, Juniper filed its Answer to the Company’s amended complaint. On May 6, 2015, the Court held an in-person Scheduling Conference in court and ordered the parties to submit the final proposed Scheduling Order to the Court. On May 28, 2015, the Court entered a Scheduling Order for the case setting the Markman hearing for June 24, 2016 and trial to begin on May 15, 2017. On November 23, 2015, the Company and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in this case. On December 2, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015.

NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas

On June 9, 2014, NNPT initiated litigation against Futurewei Technologies, Inc., Huawei Device (Hong Kong) Co., Ltd., Huawei Device USA Inc., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies Cooperatif U.A., and Huawei Technologies USA Inc. (collectively “Huawei”), in NNPT, LLC v. Huawei Investment & Holding Co., Ltd. et al., Case No. 2:14-cv-00677-JRG-RSP, in the United States District Court for the Eastern District of Texas (“the Court”), for infringement of U.S. Patent Nos. 6,578,086; 6,130,877; 6,697,325; 7,664,123; and 8,607,323 (collectively, the “Asserted Patents”). On September 8, 2014, Huawei filed its answers to the complaint in which defendant Huawei Technologies USA asserted counterclaims requesting a declaration that the patents at issue were non-infringed and invalid. On October 8, 2014, NNPT filed its Answer to the counterclaims, in which it denied that the Asserted Patents were non-infringed and invalid. On January 20, 2015, the Court held a Scheduling Conference and set the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. On January 28, 2015, the Court appointed as mediator for the parties, Hon. David Folsom, former Chief Judge of the United States District Court for the Eastern District of Texas. On February 24, 2015, the Court issued its Docket Control Order setting the Markman hearing for July 17, 2015 and trial to begin on February 8, 2016. The Court also set an August 14, 2015 deadline to complete mediation. On June 11, 2015, Huawei filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On July 7, 2015, the Court reset the Markman hearing date for August 5, 2015. The Markman hearing was held on August 5, 2015 as scheduled. The parties held an initial mediation on August 6, 2015. On August 17, 2015, the Court issued its Markman Order. On August 20, 2015, the mediator filed a report with the Court reporting that the parties reached a settlement of the case on August 14, 2015. On August 31, 2015, the parties filed a Joint Motion to Stay and Notice of Settlement. On September 9, 2015, the Court stayed the case and set a status conference for October 2, 2015. On September 18, 2015, the parties filed in the PTAB a joint motion to terminate the two IPR petitions file by Huawei, Nos. IPR2015-01382 and IPR2015-01390. On September 24, 2015, the PTAB issued orders terminating the two IPR proceedings. On October 13, 2015, the Company received Huawei’s fully executed copy of a confidential settlement and license agreement (the “Agreement”). The Agreement provides Huawei with a fully paid-up, non-exclusive, irrevocable, worldwide license (without the right to sub-license) to make, sell and otherwise dispose of certain specifically listed licensed products under eleven (11) of the Company’s patents (the “License”). Hence, the License is not a license to the Company’s entire portfolio. The Company agreed that it will not bring suit or otherwise assert a claim with respect to the licensed products. In exchange for a one-time cash payment to the Company in the amount of $295,000, the Company will have granted the License and an irrevocable release in law and equity of all claims and liabilities involved in the Litigation. On November 16, 2015, the parties file a Stipulation of Dismissal and the Court ordered the case dismissed on November 17, 2015.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al. , Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, the Company filed its Amended Complaint in the case in which the Company added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, the Company filed its opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed its Answer to the Company’s Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five-day trial beginning on May 18, 2015. On January 9, 2015, the Company and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs. On March 16, 2015, the Court held the Markman hearing as scheduled. On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015. On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015. On, June 11, 2015, Verizon filed a request for inter partes review (“IPR”) of the Asserted Patent in the United States Patent and Trademark Office. On July 1, 2015, the Court granted Verizon’s motion for summary judgment as to indefiniteness and non-infringement. On July 30, 2015, the Company filed a Notice of Appeal of the Court’s judgment in the United States Court of Appeals for the Federal Circuit. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. On September 4, 2015, the Company filed an unopposed motion to withdraw its Notice of Appeal. On September 8, 2015, the Court granted the motion to withdraw the Notice of Appeal. On September 10, 2015, the parties filed a joint motion to terminated the IPR proceeding. On September 14, 2015, the PTAB terminated Verizon’s petition.

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia

On May 1, 2015, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al, Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate the Company for Defendants’ infringement, together with pre-and post-judgment interest and costs, and the Company’s attorney’s fees. On June 30, 2015, the Company filed its Amended Complaint to add allegations of infringement of U.S. Patent Nos. RE45,521 and RE45,598. On July 15, 2015, Cisco filed a motion to transfer the case to the District of Delaware. On July 17, 2015, Verizon filed its Answer and Counterclaims to the Complaint. On July 17, 2015, the Court issued a Scheduling Order setting the Final Pretrial Conference for November 19, 2015, with trial to be set within 4-8 weeks of the pretrial conference. On July 31, 2015, the Company filed its Opposition to Cisco’s motion to transfer. On August 5, 2015, the Court held an Initial Pretrial Conference in the case to discuss the discovery plan for the case. On August 6, 2015, the Company filed its answer to Verizon's counterclaims. On August 11, 2015, the Court issued its Scheduling Order regarding the discovery schedule, setting discovery to be concluded by November 15, 2015. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. Cisco was not a party to the agreement and the case continues against Cisco. On September 1, 2015, the Company and Verizon filed a joint motion to dismiss the Verizon entities from the case. On September 2, 2015, the Court granted the motion to dismiss Verizon. On September 23, 2015, Cisco filed a Consent Motion to transfer the action to the District of Delaware, and on September 25, 2015, the Court granted the motion. The case has been transferred to the District of Delaware and assigned new case number 1:15-cv-00869-SLR “(Delaware Case”). On November 23, 2015, the Company and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in the Delaware Case. On December 3, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015.

Cisco Systems, Inc. v. Spherix Incorporated, 1:15-cv-00559-SLR, in the United States District Court for the District of Delaware

On June 30, 2015, Cisco Systems, Inc. initiated litigation against the Company in United States District Court for the District of Delaware, requesting a declaration of non-infringement U.S. Patent No. RE45,598, which issued on June 30, 2015, and, with respect to that patent, alleging breach of contract, breach of covenant of good faith and fair dealing implied in contract and promissory estoppel. On August 28, 2015, the Company filed motions to dismiss the case in light of previously filed case, case No. 1:15-cv-0576-GBL-IDD, in the Eastern District of Virginia, which involves U.S. Patent No. RE45,598. On November 23, 2015, the Company and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in this case. On December 3, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015.

Counterclaims

In the ordinary course of business, the Company, along with the Company’s wholly-owned subsidiaries, will initiate litigation against parties whom the Company believe have infringed on intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the cases Spherix Incorporated v. VTech Telecommunications Ltd.; Spherix Incorporated v. Uniden Corporation have filed counterclaims against the Company. The Company has evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters. The Company can provide no assurance that the outcome of these claims will not have a material adverse effect on the Company’s financial position and results from operation.

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

The Company filed a registration statement with the SEC that was not declared effective within the sixty-day time period stipulated in the Registration Rider. The registration statement was not declared effective until April 16, 2014.  As a result, in April 2014, the Company issued Rockstar 12,606 shares of common stock with a grant date fair value of approximately $0.7 million. The amount of expense recorded by the Company was determined at the time the Company failed to have the registration statement declared effective, or April 4, 2014.

Note 11. Income Taxes

The income tax provision consists of the following ($ in thousands):

	For the Years Ended December 31,
	2015	2014
Federal
Current	$-	$-
Deferred	16,374	5,453
Increase in valuation allowance	(16,374)	(5,453

State and Local
Current	-	-
Deferred	837	(44)
Increase in valuation allowance	(837)	44
Change in valuation allowance	(17,211)	(5,409)
Income tax provision (benefit)	$-	$-

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
U.S. statutory federal rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(2.52)	(3.43)
Other Permanent Differences	(0.01)	0.11
Change in Derivative Liability	-	(0.06)
State rate change effect	0.75	-
Reduction due to change in NOL and other true ups	2.35	55.1
	(33.43)	17.72
Valuation Allowance	33.43	(17.72)
Income tax provision (benefit)	-%	-%

At December 31, 2015 and 2014, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following ($ in thousands):

	For the Years Ended December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforward	$7,843	$4,992
Stock-based compensation	8,014	8,087
Patent portfolio and other	17,298	2,865
Total deferred tax assets	33,155	15,944
Valuation allowance	(33,155)	(15,944)
Deferred tax assets, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2015 and 2014. As of December 31, 2015, the change in valuation allowance is approximately $17.2 million.

As of December 31, 2015, the Company had federal and state net operating loss carryovers (“NOLs”) of approximately $21.5 million, which expire from 2033 through 2035. The NOL carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations. The Company has performed a study with respect to Internal Revenue Code section 382 and has determined that an ownership change occurred on September 10, 2013 and accordingly, a portion of the NOL carryovers may never be utilized. At this time, the Company estimates that post change NOLs of $21.5 million are available for potential carryover without any limitations under IRC Section 382. The effect of any subsequent ownership change would be the imposition of another annual limitation on the use of net operating loss carryforwards attributable to periods before the subsequent change. Any subsequent limitation may result in expiration of additional portions of the NOLs before utilization.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2015 and 2014, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns. As of December 31, 2015, the Company’s U.S. and state tax returns (California, Delaware, Maryland, New York, New York City Pennsylvania and Texas) remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2013. At this time, the Company's 2013 federal tax return has been selected for examination by the Internal Revenue Service. The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

Note 12. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

Amendment to 2014 Plan

On February 26, 2016, the Company’s stockholders approved, and the Company adopted, an amendment to the 2014 Plan increasing the number of shares issuable thereunder from 219,046 shares of Common Stock to 434,210 shares of Common Stock.

Conversions of Series K Preferred Stock

Since January 1, 2016, stockholders have converted 1,190 shares of Series K Preferred Stock into 313,157 shares of Common Stock.

Stock Grants

In January 2016, the Company issued 652 shares of Common Stock to its director, Howard E. Goldberg, for $1,487 of 2015 service expenses, which exceeds the quarterly retainers.

In January 2016, the Company granted 8,771 shares of restricted stock to a third party for consulting services as per the consulting agreement executed in December 2015. The shares issued at the closing price of December 22, 2015.

In February 2016, the Company entered into a consulting agreement with a third party for six months of services. The Company agreed to pay the consultant a cash retainer of $35,000 upon execution of agreement. A second cash retainer will be due in the amount of $25,000 on February 15, 2016. A third cash retainer will be due in the amount of $10,000 on March 1, 2016. The Company also agreed to pay a one-time retain of $100,000, payable in 42,445 shares of the company’s common stock based on the average closing price of the company’s common stock on its principal exchange for ten trading days immediately prior to the execution of the consulting agreement.

In March 2016, the Company issued each of Mr. Reiner and Mr. Dotson 21,053 shares of common stock in respect of their performance for the 2015 fiscal year.

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

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2015. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that our internal controls over financial reporting were not effective. In making this assessment, our management used the 2013 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2015: was that we have inadequate segregation of duties consistent with control objectives.

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

This Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the rules for smaller reporting companies provide for this exemption.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

All per share amounts and outstanding shares, including stock options, restricted stocks and warrants, have been retroactively adjusted for all periods on a post-Reverse Stock Split basis below. Further, exercise prices of stock options and warrants have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-19 Reverse Stock Split. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each current director of the Company.

			Director
Name	Age	Position	Since
Robert J. Vander Zanden (1)(2)(3)	70	Director, and Chairman of the Board	2004
Anthony Hayes	48	Chief Executive Officer and Director	2013
Jeffrey Ballabon (1)(2)(3)	52	Director	2014
Howard E. Goldberg	70	Director	2015
Tim S. Ledwick (1)(2)	58	Director	2015

(1) Member of our Audit Committee.

(2) Member of our Compensation Committee.

(3) Member of our Nominating Committee.

The biographies of our current directors are as follows:

Dr. Robert J. Vander Zanden

Dr. Robert J. Vander Zanden, a Board member since 2004, having served as a Vice President of R&D with Kraft Foods International, brings a long and distinguished career in applied technology, product commercialization, and business knowledge of the food science industry to us. Additionally, Mr. Vander Zanden has specific experience in developing organizations designed to deliver against corporate objectives. Dr. Vander Zanden holds a Ph.D. in Food Science and an M.S. in Inorganic Chemistry from Kansas State University, and a B.S. in Chemistry from the University of Wisconsin – Platteville, where he was named a Distinguished Alumnus in 2002. In his 30-year career, he has been with ITT Continental Baking Company as a Product Development Scientist; with Ralston Purina’s Protein Technology Division as Manager Dietary Foods R&D; with Keebler as Group Director, Product and Process Development (with responsibility for all corporate R&D and quality); with Group Gamesa, a Frito-Lay Company, as Vice President, Technology; and with Nabisco as Vice President of R&D for their International Division. With the acquisition of Nabisco by Kraft Foods, he became the Vice President of R&D for Kraft’s Latin American Division. Dr. Vander Zanden retired from Kraft Foods in 2004. He currently holds the title of Adjunct Professor and Lecturer in the Department of Food, Nutrition and Packaging Sciences at Clemson University, where he also is a member of their Industry Advisory Board. His focus on achieving product and process innovation through training, team building and creating positive working environments has resulted in his being recognized with many awards for product and packaging innovation. Dr. Vander Zanden is not now, nor has he been for the past five years, a director of a public, for-profit company other than us. Mr. Vander Zanden executive experience provides him with valuable business expertise, which the Board believes qualifies him to serve as a director of the Company.

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

Jeffrey Ballabon

Mr. Jeffrey Ballabon, a Board member since 2014, is a consultant specializing in government relations and strategic communications with experience and expertise in litigation support and management as well as the practice and policy of patent monetization. From 2011 to 2012, Mr. Ballabon was CEO of patent monetization company Innovative Communications Technologies, Inc., where he managed litigation and licensing efforts that ultimately led to the company’s spin-off as Straight Path Communications Inc. (NYSE: STRP). He is well known in New York and Washington for expertise in both public policy and media strategy. He previously headed communications, government relations and public policy departments of major media corporations including CBS News (SVP Communications, 2009-2011), Primedia and Court TV. A graduate of Yale Law School, Mr. Ballabon twice has been a Presidential Appointee and served as Legislative Counsel to US Senator John Danforth (R-MO) and as Republican Counsel to the Consumer Subcommittee of the US Senate Committee on Commerce, Science, and Transportation. Currently, he serves on the Executive Committee of the Federalist Society’s Intellectual Property Practice Group and is a member of the Board of Directors of American Innovators for Patent Reform and part of the Patent Coalition. Mr. Ballabon’s extensive experience in the patent monetization space provides him with valuable expertise which the Board believes qualifies him to serve as a director of our Company.

Howard E. Goldberg

Mr. Howard E. Goldberg, who joined as a Spherix Board Member in 2015, has vast operational experience spanning a professional services and management career of forty-eight years. During the most recent twenty-three years of that career Mr. Goldberg has been actively involved in the wireless telecom industry, including thirteen years in building a strong position in monetization of IP and participation to global standards at InterDigital, Inc., serving as President, CEO and Director from 1999 to 2005. During 2010-2015 Mr. Goldberg provided various consulting services through Forward Vision Associates, a firm founded by and solely owned by Mr. Goldberg, focusing on business strategy and operations, including activities related specifically to monetization of intellectual property portfolios. Mr. Goldberg also provided advice and counsel to private equity and venture capital firms and provided operational support in certain project specific roles. Earlier experience included diversified activities such as lead with Sensormatic Electronics turnaround team and serving as staff lead for International Corporate Finance Team at the Securities and Exchange Commission, Washington D.C. Mr. Goldberg has practiced as a CPA with one of the Big Eight public accounting firms and has practiced securities and corporate law with a large regional law firm prior to the most recent twenty three years spent in senior management positions and in a consulting services role. He is also a member of the Project Faculty at The Wharton School of the University of Pennsylvania, teaching in the MBA program. Mr. Goldberg previously served as a director for Aria Systems and the Entrepreneur-In-Residence at Internet Capital Group. Mr. Goldberg’s executive experience, including extensive experience in licensing transactions, provides him with valuable business expertise which the Board believes qualifies him to serve as a director of the Company.

Tim S. Ledwick

Mr. Tim S. Ledwick, who joined as a Board Member in 2015, is currently the Chief Financial Officer of Management Health Solutions, a private equity-backed company that provides software solutions and services to hospitals focused on reducing costs through superior inventory management practices. In addition, since 2012 he has served on the board and as Chair of the Audit Committee of Telkonet, Inc. (TKOI) a smart energy management technology company. From 2007 to 2011, Mr. Ledwick provided CFO consulting services to AdvantageResourcing (former Advantage Human Resourcing, Inc.) a $150 million services firm and, in addition, from 2007-2008 also acted as special advisor to The Dellacorte Group, a middle market financial advisory firm focused on transactions between $100 million and $1 billion. From 2002 through 2006, Tim was a member of the Board of Directors and Executive Vice President-CFO of Dictaphone Corporation playing a lead role in developing a business plan which revitalized the company, resulting in the successful sale of the firm and delivering a seven times return to shareholders. From 2001-2002, Mr. Ledwick was brought on as CFO to lead the restructuring efforts of Lernout & Hauspie Speech Products, a Belgium-based NASDAQ listed speech technology company, whose market cap had at one point reached a high of $9 billion. From 1999 through 2001, he was CFO of Cross Media Marketing Corp, an $80 million public company headquartered in New York City, playing a lead role in the firm`s acquisition activity, tax analysis and capital raising. Mr. Ledwick is a member of the Connecticut Society of Certified Public Accountants and received his BBA in Accounting from The George Washington University and his MS in Finance from Fairfield University. The Board believes that Mr. Ledwick’s executive experience and financial expertise qualifies him to serve as a director of the Company.

Executive Officers

The names of our executive officers and their ages, positions, and biographies as of March 25, 2016 are set forth below. Mr. Hayes’ background is discussed above under the section Directors.

Name	Age	Position
Anthony Hayes	48	Chief Executive Officer and Director
Frank Reiner	53	Interim Chief Financial Officer

Frank Reiner

Mr. Frank Reiner is a seasoned and experienced patent licensing and monetization professional.  Prior to joining Spherix in 2014 Mr. Reiner was located in Silicon Valley and employed as the Vice President of Global Licensing for the Kudelski Group where his primary role was licensing a digital video patent portfolio. Prior to that Mr. Reiner was the Vice President of Patent Licensing and Acquisition for Flextronics International Ltd. where he managed patent assertions made against Flextronics designed products and was responsible for building a defensive patent portfolio via internal innovation, invention and through patent acquisitions.  Previously, Mr. Reiner was a Partner at Intellectual Value Creation Services, LLC whose charter was to work as a patent monetization team for the IP Investment Group at Coller Capital supporting patent acquisitions, sales and licensing both from a technical and business perspective.  Mr. Reiner started his patent and licensing career at InterDigital Communications, LLC as the Senior Director of Licensing where he was responsible for InterDigital’s patent licensing program in the cellular and wireless space. He participated in numerous patent license negotiations and patent infringement litigations, and he supported patent prosecution and the management of existing patent license agreements. Mr. Reiner started his career as a software engineer in the defense industry where he developed high-end aircraft and tank simulators for the U.S. military.  He achieved multiple positions of higher responsibility at General Electric, Martin Marietta and Lockheed Martin.  He received a BS in Computer Science from Embry-Riddle Aeronautical University and an MBA from Villanova University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and anyone who beneficially owns ten percent (10%) or more of our Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Anyone required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2015 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2015 were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics, which is available on our website at www.spherix.com.

Audit Committee

We have a standing Audit Committee. The Audit Committee members are Mr. Ledwick, Chair, Dr. Vander Zanden and Mr. Ballabon. The Committee has authority to review our financial records, deal with our independent auditors, recommend financial reporting policies to the Board, and investigate all aspects of our business. The Audit Committee Charter is available for your review on our website at www.spherix.com. Each member of the Audit Committee satisfies the independence requirements and other criteria established by NASDAQ and the SEC applicable to audit committee members. The Board has determined that Mr. Ledwick meets the requirements of an audit committee financial expert as defined in the SEC and NASDAQ rules.

Item 11.	EXECUTIVE COMPENSATION

The following Summary of Compensation table sets forth the compensation paid by our Company during the two years ended December 31, 2015, to all Executive Officers earning in excess of $100,000 during any such year.

Summary of Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Hayes, President,	2015	350,000	350,000	-	-	-	-	-	700,000
Chief Executive Officer and Director (2)	2014	350,000	250,000	-	805,651	-	-	6,400	1,412,051
Frank Reiner, Interim Chief	2015	254,500	80,000	60,000	-	-	-	-	394,500
Financial Officer (3)	2014	182,917	-	46,700	384,838	-	-	-	614,455
Harvey Kesner, Interim CEO	2015	-	-	-	-	-	-	-	-
and Director (4)	2014	-	-	-	2,244,944	-	-	14,250	2,259,194
Richard Cohen,	2015	120,000	-	-	-	-	-	-	120,000
Chief Financial Officer (5)	2014	240,000	-	-	-	-	-	-	240,000

(1)	Awards pursuant to the Spherix Incorporated 2013 Incentive Compensation Plan and 2014 Plan.

On January 28, 2014, the Compensation Committee adopted a resolution intended to grant Mr. Hayes 15,789 stock options with a term of five years and an exercise price of $110.77 that would be subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes. The parties failed to reach agreement prior to the date of the 2014 Annual Report on Form 10-K and accordingly the stock options subject to specific performance targets were determined not to be issued, but may be issued at a future date at the discretion of the Compensation Committee. In accordance with the ASC Topic 718 the failure to finalize performance targets result in the stock options not being considered to have been granted and therefore not outstanding.  On April 3, 2014, Mr. Hayes received 26,315 stock options with a term of five years and valued on the date of grant, with 50% vesting immediately and the remaining 50% vesting upon our Company’s receipt of gross proceeds of at least $30 million by April 3, 2015 from an offering of its securities. Since the Performance Condition was not satisfied by April 3, 2015, 13,157 options were forfeited. As a result, $0.4 million of option expense related to this grant were reversed in 2015. On June 30, 2014, Mr. Hayes received a bonus in the aggregate amount of $250,000.  On July 3, 2014, Mr. Hayes received 5,263 stock options with a term of five years and an exercise price of $34.01, vesting immediately.  Mr. Hayes also received $6,400 in cash for his service as a director of our Company during 2014. All stock options to Mr. Hayes were granted in accordance with ASC Topic 718. On December 16, 2015, the Compensation Committee adopted a resolution to pay Mr. Hayes a bonus of $350,000 in cash since he has achieved the criteria for his 2015 target bonus. As it relates to Mr. Hayes 2014 annual bonus, during the year ended December 31, 2014, the Compensation Committee of the Board of Directors approved a bonus payout of $175,000 for services provided in 2014.  Mr. Hayes waived the receipt of $175,000 of accrued 2014 bonus during the year ended December 31, 2015.

(2)	On March 14, 2014, Mr. Reiner received 5,263 non-qualified options with a term of 10 years and an exercise price of $88.73. The options vest in 25% increments in quarterly installments beginning July 1, 2014. Also on March 14, 2014, the Company issued 526 restricted shares to Mr. Reiner, with 25% increments vesting in quarterly installments beginning March 14, 2014. On June 19, 2014, Mr. Reiner received additional 2,631 non-qualified options with a term of 10 years and an exercise price of $36.86. The options vested in two equal installments on each of June 19, 2014 and December 19, 2014. All stock options to Mr. Reiner were granted in accordance with ASC Topic 718. On December 22, 2015, the Compensation Committee adopted a resolution to pay Mr. Reiner a 2015 bonus of $40,000 in cash and $60,000 in shares of common stock in respect of his performance for the 2015 fiscal year which, as of the close of trading on December 21, 2015, would have constituted a total of 21,053 shares. The Compensation Committee also adopted to pay Mr. Reiner a deferred 2014 bonus of $20,000 in cash and $20,000 in cash in lieu of common stock for achieving the target in respective employment agreement.

(3)	Mr. Kesner served as our interim Chief Executive Officer from February 27, 2013 to September 10, 2013. Mr. Kesner was paid $14,250 as compensation for his Board of Director duties during 2014. Mr. Kesner’s compensation does not include legal fees billed by a law firm with which Mr. Kesner is associated, in the amount of $19,936 and $449,935 of December 31, 2015 and 2014, respectively. On January 28, 2014, Mr. Kesner received 35,525 stock options with a term of five years and an exercise price of $110.77, vesting in two equal annual installments with 50% vesting immediately on the date of issuance and the remaining 50% on the one-year anniversary of the date of issuance. On April 3, 2014, Mr. Kesner received 10,526 stock options with a term of five years, valued on the date of grant and vesting immediately. Mr. Kesner resigned his positions as Director on May 28, 2014. Pursuant to his resignation, the Board approved the accelerated vesting of 44,078 previously granted stock options to vest on the date of Mr. Kesner’s resignation. All stock options to Mr. Kesner were granted in accordance with ASC Topic 718.

(4)	Mr. Cohen was appointed our Chief Financial Officer on January 6, 2014. In consideration for Mr. Cohen’s services, we agreed to pay Chord Advisors LLC (“Chord”), of which Mr. Cohen was chairman, a monthly fee of $20,000 ($5,000 of which was payable in shares of our Common Stock). In April 2014, we modified this agreement to pay Chord a monthly fee of $20,000 in cash, and no fees were paid to Chord in the form of our Common Stock. The previous $15,000 payable in shares was forgiven by Chord. Mr. Cohen resigned as a member of Chord and, simultaneously, as a member of our Board on June 30, 2015, and our monthly fee payable to Chord was further reduced to $10,000 per month.

Outstanding Equity Awards at December 31, 2015

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Hayes	39,472	-	$134.52	4/1/2023
	13,158	-	$54.34	4/3/2019
	5,263	-	$34.01	7/15/2019
Frank Reiner	5,263	-	$88.73	3/15/2024
	2,631	-	$36.86	6/19/2024

Potential Payment upon Termination or Change in Control

Under the September 10, 2013 Employment Agreement with Mr. Hayes, we have agreed to, in the event of termination by us without “cause” or pursuant to a change in control, grant Mr. Hayes, in addition to reimbursement of any documented, unreimbursed expenses incurred prior to such date, (i) any unpaid compensation and vacation pay accrued during two years commencing on September 10, 2013 or any then applicable extension of the term of Mr. Hayes’ employment, and any other benefits accrued to him under any of our benefit plans outstanding at such time, (ii) twelve (12) months base salary at the then current rate to be paid in a single lump sum within sixty (60) days of Mr. Hayes’ termination, (iii) continuation for a period of twelve (12) months of any benefits as extended to our executive officers from time to time and (iv) payment on a pro rata basis of any annual bonus or other payments earned in connection with any bonus plans to which Mr. Hayes was a participant as of the date of termination. In addition, any options or restricted stock shall be immediately vested upon termination of Mr. Hayes’s employment without “cause” or pursuant to a change in control. Under our March 14, 2014 employment agreement with Mr. Frank Reiner, in the event of a termination of his employment without “cause” or pursuant to the consummation of a change in control, we have agreed to grant Mr. Reiner in addition to reimbursement of any documented, unreimbursed expenses incurred prior to such date, (i) any unpaid compensation and vacation pay accrued during two years commencing on March 14, 2014 or any then applicable extension of the term of Mr. Reiner’s employment, and any other benefits accrued to him under any of our benefit plans outstanding at such time, (ii) twelve (12) months’ base salary at the then current rate to be paid in a single lump sum within sixty (60) days of Mr. Reiner’s termination, (iii) continuation for a period of twelve (12) months of any benefits as extended to our executive officers from time to time and (iv) payment on a pro rata basis of any annual bonus or other payments earned in connection with any bonus plans to which Mr. Reiner was a participant as of the date of termination. In addition, any options or restricted stock shall be immediately vested upon termination of Mr. Reiner’s employment without “cause” or pursuant to a change in control.

Executive Officer Agreements

On September 10, 2013, we entered into an employment agreement with Mr. Anthony Hayes pursuant to which Mr. Hayes serves as the Chief Executive Officer for a period of two years, subject to renewal. In consideration for his employment, we agreed to pay Mr. Hayes a signing bonus of $100,000 and a base salary of $350,000 per annum. Mr. Hayes will be entitled to receive an annual bonus in an amount equal to up to 100% of his base salary if we meet or exceed certain criteria adopted by our compensation committee.

As it relates to Mr. Hayes 2014 annual bonus, during the year ended December 31, 2014, the Compensation Committee of the Board of Directors approved a bonus payout of $175,000 for services provided in 2014. We have included such bonus in accrued expenses on the consolidated balance sheet as of December 31, 2014. During the year ended December 31, 2015, Mr. Hayes waived his right to receive this bonus.

In February 2015, the members of the Compensation Committee revised the annual bonus structure to be paid to Mr. Hayes and established an incentive target bonus pursuant to the employment (a “Target Bonus”). The amount of the Target Bonus shall be (i) $350,000 in cash, which shall be payable in a single lump-sum payment promptly following the consummation of a qualifying strategic transaction, and (ii) a discretionary bonus to be determined by the Compensation Committee, in its sole discretion, prior to the earlier of a proxy solicitation in 2015 in relation to a qualifying strategic transaction or the consummation thereof. In December 2015, the members of Compensation Committee reevaluated the 2015 achievements and deemed that Mr. Hayes achieved the criteria for his Target Bonus by consummating five strategic transactions prior to December 31, 2015 that, together reached the applicable bonus threshold. We will pay Mr. Hayes $350,000 in cash in respect of his 2015 performance.

On January 6, 2014, our board of directors appointed Richard Cohen as its Chief Financial Officer, and Michael Pollack resigned as the interim Chief Financial Officer of the Company, effective January 3, 2014. Mr. Cohen is serving as the Company’s Chief Financial Officer pursuant to an agreement with Chord Advisors LLC (“Chord”), of which Mr. Cohen was Chairman. In consideration for Mr. Cohen’s services, the Company has agreed to pay Chord a monthly fee of $20,000, $5,000 of which was initially payable in shares of Common Stock. In April 2014, the Company modified this agreement to pay Chord a monthly fee of $20,000 in cash. The previous $15,000 payable in shares was forgiven by Chord.

On June 30, 2015, our Board of Directors accepted the resignation of Richard Cohen as Chief Financial Officer, effective immediately. In connection therewith, we amended and restated its consulting agreement with Chord such that it would continue to provide us with certain financial accounting and advisory services, with the monthly fee to Chord reduced from $20,000 to $10,000 per month since its affiliate would no longer serve as our Chief Financial Officer.

In connection with the resignation of Mr. Cohen, on June 30, 2015, the Board of Directors appointed Frank Reiner as Interim Chief Financial Officer, effective immediately. Pursuant to Mr. Reiner’s employment agreement, the term of Mr. Reiner’s employment is one year and automatically extends for additional one-year terms unless no less than 60 days’ prior written notice of non-renewal is given by Mr. Reiner or us. Mr. Reiner’s base salary under his employment agreement was $235,000 per year, but in connection with being named Interim Chief Financial Officer, the Board of Directors authorized an amendment to Mr. Reiner’s employment agreement to increase Mr. Reiner’s base salary to $271,000. Mr. Reiner is also entitled to receive an annual bonus if the Compensation Committee of the Board determines that performance targets have been met. The amount of the annual bonus is determined based on our gross proceeds from certain monetization of our intellectual property. In December 2015, the members of Compensation Committee determined that, under Mr. Reiner’s employment agreement, we have the obligation to pay Mr. Reiner $60,000 in shares of common stock in respect of his performance for the 2015 fiscal year. We will also pay Mr. Reiner an annual bonus of $40,000 in cash in respect of his 2015 performance. For the 2014 fiscal year, Mr. Reiner achieved target for an annual bonus of $20,000 in cash and $20,000 in shares of common stock. The payment was deferred in 2015. The common stock portion of 2014 bonus shall be paid in cash lieu of in common stock. In January 2016, we paid Mr. Reiner $80,000 in cash for his 2014 and 2015 cash bonus.

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2015.

	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Jeffrey Ballabon (1)	54,600	-	21,713	-	-	-	76,313
Douglas T. Brown (2)	56,400	-	11,665	-	-	-	68,065
Robert J. Vander Zanden (3)	61,600	-	11,665	-	-	-	73,265
Alexander Poltorak (4)	25,300	-	-	-	-	-	25,300
Tim Ledwick (5)	26,500	-	18,025	-			44,525
Howard E. Goldberg (6)	17,875	-	11,806	-	-	40,800	70,481

(1)	Mr. Ballabon was paid $54,600 in compensation for his services as a director. On August 5, 2015, Mr. Ballabon received 3,947 stock options with a term of five years and an exercise price of $4.18, vesting immediately. In addition, on August 5, 2015, Mr. Ballabon received 3,947 stock options with a term of five years and an exercise price of $32.87, vesting immediately.

(2)	Mr. Brown was paid $56,400 in compensation for his duties as a director. On August 5, 2015, Mr. Brown received 3,947 stock options with a term of five years and an exercise price of $4.18, vesting immediately.

(3)	Mr. Vander Zanden was paid $61,600 for his duties as a director. On August 5, 2015, Mr. Vander Zanden received 3,947 stock options with a term of five years and an exercise price of $4.18, vesting immediately.

(4)	Mr. Poltorak was paid $25,300 in compensation for his duties as a director.

(5)	Mr. Ledwick was paid $26,500 in compensation for his services as a director. On July 9, 2015, Mr. Ledwick received 3,947 stock options with a term of five years and an exercise price of $7.22, vesting immediately.

(6)	Mr. Goldberg was paid $17,875 in compensation for his services as a director. On August 14, 2015, Mr. Goldberg received 3,947 stock options with a term of five years and an exercise price of $4.56. 50% of the options vested immediately, and 50% of the options will vest on the first anniversary of vesting commencement date.

All the above stock options were granted in accordance with ASC Topic 718.

Non-employee directors received the following annual compensation for service as a member of the Board for the fiscal year ended December 31, 2015:

Annual Retainer	$25,000	To be paid in cash at May Board Meeting annually.
Stock Options	75,000	Options to acquire shares of our Common Stock, pursuant to and subject to the available number of shares under the 2014 Plan, to be granted on the date of our Annual Meeting. The options will have an exercise price equal to the closing price on the trading day immediately preceding the date of issuance and be exercisable for a period of five (5) years and vest immediately.
Board Meeting Fees	$2,500	To be paid for all in-person Board Meetings. Members must be present to be paid.
Committee Meeting Fees	$800	To be paid for all in-person Committee Meetings. Members must be present to be paid.
Teleconference Fees	$800 $300	To be paid for all teleconferences called by either the Chairman of the Board, the President, or by the Chairman of the relevant Committee. Members must be on-line to be paid. The fee is $800 for teleconferences during which formal action was taken and $300 for teleconferences during which no formal action was taken.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.
Additional Retainer	$3,000	To be paid to the Chairman of the Audit Committee annually.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	289,380	$89.16	77,555
Equity compensation plans not approved by security holder	-	-	-
	289,380		77,555

(1)          Consists of options to acquire 360 shares of our Common Stock under the 2012 Equity Incentive Plan, 105,610 shares of our Common Stock under the 2013 Equity Incentive Plan and 183,410 shares of our Common Stock under the 2014 Plan.

(2)          Consists of shares of Common Stock available for future issuance under our equity incentive plans.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 25, 2016 by (i) our officers and directors as a group and (ii) each person (including any group) known to us to own more than 5% of our Common Stock. As of March 25, 2016 there were 2,946,978 shares of Common Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)		Percent of Class Beneficially Owned (2)
Y Executive Officers and Directors
Common	Robert J. Vander Zanden	22,431	(3)	*
Common	Anthony Hayes	59,107	(4)	1.97%
Common	Jeffrey Ballabon	7,894	(5)	*
Common	Tim S. Ledwick	3,947	(6)	*
Common	Howard E. Goldberg	1,974	(7)	*
Common	Frank Reiner	29,524	(8)	1.00%
Common	All Directors and Officers as a Group (6 persons)	124,877		4.10%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership (1)		Percent of Class Beneficially Owned (2)
Common	Frigate Ventures LP 5950 Berkshire Lane, Suite 210 Dallas, Texas 75225	209,960	(9)	6.65%

*	Less than 1% of the outstanding shares of the Company Common Stock.

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

(2)           Based on 2,946,978 shares of our Common Stock outstanding as of March 25, 2016 and takes into account the beneficial ownership limitations governing the Series D Preferred Stock, Series D-1 Preferred Stock, Series H Preferred Stock and Series K Preferred Stock. Beneficial ownership limitations on our Series H Preferred Stock prevent the conversion or voting of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock or other voting stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 4.99% of all of the Common Stock outstanding at such time. Beneficial ownership limitations on our Series D-1 Preferred Stock prevent the conversion or voting of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding at such time. Beneficial ownership limitations on our Series K Preferred Stock prevent the conversion of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock or other voting stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 4.99% of all of the Common Stock outstanding at such time.

(3)           Includes 7 shares of Common Stock and 22,424 options for purchase of Common Stock exercisable within 60 days of March 25, 2016.

(4)           Includes 1,214 shares of Common Stock and 57,893 options for purchase of Common Stock exercisable within 60 days of March 25, 2016.

(5)           Consists of 7,894 options for purchase of Common Stock exercisable within 60 days of March 25, 2016.

(6)           Consists of 3,947 options for purchase of Common Stock exercisable within 60 days of March 25, 2016.

(7)           Consists of 1,974 options for purchase of Common Stock exercisable within 60 days of March 25, 2016.

(8)           Includes 21,630 shares of Common Stock and 7,894 options for purchase of Common Stock exercisable within 60 days of March 25, 2016.

(9)           Based on Schedule 13G/A dated February 5, 2015 filed with the SEC by Frigate Ventures LP, (“Frigate”), Admiralty Advisors LLC, a Texas limited liability company (“Admiralty”), Mr. Bruce R. Winson, the principal of Frigate and Admiralty, M5V Advisors Inc., an Ontario, Canada corporation (“M5V”), Mr. Adam Spears, a director of M5V, and Mr. Moez Kassam, a director of M5V based on common stock held on December 31, 2015. Each of the filing persons had shared voting power and shared dispositive power. The address for each of Frigate, Admiralty and Mr. Winson is 5950 Berkshire Lane, Suite 210, Dallas, Texas 75225, and the address for each of M5V, Mr. Spears and Mr. Kassam is 111 Peter Street, Suite 904, Toronto, ON M5V 2H1. This amount includes 65,224 shares of Common Stock and 144,736 shares of Common Stock receivable by the Reporting Persons upon exercise of Series K Preferred Stock.

Effective January 24, 2013, our Company and Equity Stock Transfer, LLC, as Rights Agent, entered into a Rights Agreement which provides each stockholder of record a dividend distribution of one “right” for each outstanding share of Common Stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our Common Stock, or (2) the commencement of a tender offer which would result in an offer or beneficially owning 10% or more of our outstanding Common Stock.  All rights held by an acquirer or offer or expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2017, subject to further extension. Each right entitles a stockholder to acquire, at a price of $7.46 per one nineteen-hundredths of a share of our Series A Preferred Stock, subject to adjustments, which carries voting and dividend rights similar to one share of our Common Stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement. At the discretion of a majority of the Board of Directors and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of Mr. Tim S. Ledwick, Mr. Anthony Hayes, Dr. Robert J. Vander Zanden, Mr. Jeff Ballabon and Mr. Howard E. Goldberg.  The Board of Directors has determined that Dr. Vander Zanden, Mr. Ledwick, Mr. Jeff Ballabon and Mr. Goldberg are independent directors within the meaning of the applicable NASDAQ rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

Richard Cohen was appointed our Chief Financial Officer on January 6, 2014. In consideration for Mr. Cohen’s services, during 2015, we to pay Chord, of which Mr. Cohen was chairman and an equity owner, a monthly fee of $20,000. Total fees of $120,000 were paid to Chord while Mr. Cohen served as our Chief Financial Officer. In connection with the resignation of Mr. Cohen on June 30, 2015, our Board of Directors appointed Frank Reiner as Interim Chief Financial Officer. Pursuant to Mr. Reiner’s employment agreement with the Company, dated as of March 14, 2014, as amended, the term of Mr. Reiner’s employment is one year and automatically extends for additional one-year terms unless no less than 60 days’ prior written notice of non-renewal is given by Mr. Reiner or us. Mr. Reiner’s base salary under his employment agreement was $235,000 per year, but in connection with being named Interim Chief Financial Officer, the Board of Directors authorized an amendment to Mr. Reiner’s employment agreement to increase Mr. Reiner’s base salary to $271,000.

On August 10, 2015, we entered into a consulting agreement with Mr. Howard E. Goldberg (d/b/a Forward Vision Associates, of which Mr. Goldberg is the sole proprietor and owner), on an independent contractor basis, pursuant to which Mr. Goldberg will, among other services, provide advisory services to us in areas including licensing, litigation and business strategies. Mr. Goldberg was also added as a director at that time. We will pay Mr. Goldberg an agreed upon quarterly retainer amount of $20,400 (calculated on an hourly basis) and, if applicable, upon exhaustion of each quarterly retainer, at an hourly rate to be paid in equity (for the first 50 hours above the quarterly retainer), and subsequently (if applicable) at an hourly rate thereafter in cash. We will reimburse Mr. Goldberg for actual out-of-pocket expenses. The consulting agreement with Mr. Goldberg has an initial term of one year, unless he has completed the desired services by an earlier date or unless the agreement is earlier terminated pursuant to its terms. The consulting agreement with Mr. Goldberg may be extended by written agreement of both us and Mr. Goldberg. For the year ended December 31, 2015, the Company incurred $42,287 consulting expenses related to this agreement.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions, and approved each of the transactions set forth above.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditor

The following table sets forth the fees paid by our Company to Marcum LLP for audit and other services provided in 2015 and 2014.

	2015	2014
Audit Fees	$138,535	$259,070
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$138,535	$259,070

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2015 and 2014.  Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.	Description

1.1	Placement Agency Agreement, dated July 15, 2015, between Spherix Incorporated and Chardan Capital Markets LLC (incorporated by reference to Form 8-K filed July 17, 2015)

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Rights Agreement dated as of January 24, 2013, between Spherix Incorporated and Equity Stock Transfer, LLC (incorporated by reference to Form 8-K filed January 30, 2013)

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (incorporated by reference to Form 8-K/A filed on June 2, 2014)

4.4	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (incorporated by reference to Form 8-K filed on December 3, 2015)

4.5	Form of Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.6	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed July 17, 2015)

4.8	Form of Warrant (incorporated by reference to Form 8-K filed December 3, 2015)

4.9*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spherix Incorporated, effective March 4, 2016.

10.1	2012 Equity Incentive Plan (incorporated by reference from the Company’s Information Statement on Form DEF 14c filed November 26, 2012)

10.2	Warrant Exchange Agreement dated March 1, 2013 between the Company and certain investors (incorporated by reference to Form 8-K filed March 7, 2013)

10.3	Agreement and Plan of Merger dated April 2, 2013 (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.4	First Amendment to Agreement and Plan of Merger dated August 30, 2013 (incorporated by reference to the Form 8-K filed on September 4, 2013)

10.5	Spherix Incorporated 2013 Equity Incentive Plan (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.6	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.7	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed March 28, 2014)

10.8	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.9	Employment Agreement between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on September 13, 2013)

10.10	Indemnification Agreement between Spherix Incorporated and Alexander Poltorak (incorporated by reference to the Form 8-K filed on October 29, 2013)

10.11	Indemnification Agreement between Spherix Incorporated and Richard Cohen (incorporated by reference to the Form 8-K filed on January 9, 2014)

10.12	Indemnification Agreement between Spherix Incorporated and Jeffrey Ballabon (incorporated by reference to the Form 8-K filed on June 13, 2014)

10.13**	Patent Purchase Agreement between Spherix Incorporated and Rockstar Consortium US LP, including Amendment No. 1 thereto (incorporated by reference to the Form 8-K/A filed on November 19, 2013)

10.14	Form of Series F Exchange Agreement (incorporated by reference to the Form 8-K filed on November 26, 2013)

10.15	Form of Series D Exchange Agreement (incorporated by reference to the Form 8-K filed on December 30, 2013)

10.16	Confidential Patent Purchase Agreement dated December 31, 2013 between Spherix Incorporated and Rockstar Consortium US LP (incorporated by reference to the Form S-1/A filed January 21, 2014)

10.17	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.18	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.19	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on May 29, 2014)

10.20	Letter of Agreement, dated January 6, 2014, between Spherix Incorporated and Chord Advisors, LLC (incorporated by reference to the Form 10-K filed on March 30, 2015)

10.21	Letter of Agreement, dated April 11, 2014, between Spherix Incorporated and Chord Advisors, LLC (incorporated by reference to the Form 10-K filed on March 30, 2015)

10.22	Securities Purchase Agreement, dated July 15, 2015, between Spherix Incorporated and the purchasers party thereto (incorporated by reference to Form 8-K filed July 17, 2015)

10.23*	Employment Agreement, dated as of March 14, 2014, between Spherix Incorporated and Frank Reiner

10.24*	Amendment to Employment Agreement, dated as of June 30, 2015, between Spherix Incorporated and Frank Reiner

10.25	Consulting Services Agreement, dated as of August 10, 2015, between Spherix Incorporated and Howard E. Goldberg d/b/a Forward Vision Associates (incorporated by reference to Form 8-K filed August 19, 2015)

10.26*	Settlement and License Agreement, dated October 13, 2015, between Spherix Incorporated and Huawei Technologies Co., Ltd.

10.27	Patent License Agreement, dated as of November 23, 2015, between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 8-K filed November 30, 2015

10.28	Securities Purchase Agreement, dated as of December 2, 2015, between Spherix Incorporated and the investors party thereto (incorporated by reference to Form 8-K filed December 3, 2015)

10.29	Engagement Agreement, dated September 16, 2015, as amended, between Spherix Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to Form 8-K filed December 3, 2015)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

By: /s/ Anthony Hayes
Anthony Hayes
Date: March 29, 2016	Director and Chief Executive Officer (Principal Executive Officer)

By: /s/ Frank Reiner
Frank Reiner
Date: March 29, 2016	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes Anthony Hayes	Chief Executive Officer and Director	March 29, 2016

/s/ Jeffrey Ballabon Jeffrey Ballabon/	Director	March 29, 2016

/s/ Tim S. Ledwick Tim S. Ledwick	Director	March 29, 2016

/s/ Robert J. Vander Zanden Robert J. Vander Zanden	Chairman of the Board	March 29, 2016

/s/ Howard E. Goldberg Howard E. Goldberg	Director	March 29, 2016

