Form 10-K/A
period 2015-12-31
SPHERIX INC
filed 2016-04-01
CIK 12239

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

There were 2,946,978 shares of the Registrant’s Common Stock outstanding as of March 25, 2016.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016 (the “Original Filing”), for the purpose of amending a reference to the incorrect date for the agreed upon Standstill Period under the Patent License Agreement entered into with RPX Corporation described in Item 1of Part I. The Original Filing stated that the Standstill Period was until May 23, 2015; the correct date is May 23, 2016.

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

Spherix Incorporated (Registrant)

Date: April 1, 2016	By: /s/ Anthony Hayes
Anthony Hayes
Director and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2016	By: /s/ Frank Reiner
Frank Reiner
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002