Form 10-Q
period 2016-03-31
SPHERIX INC
filed 2016-05-16
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(646) 532-2963

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2016
Common Stock, $0.0001 par value	2,975,926 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2016

Part I.  Financial Information

Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	March 31	December 31
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$494	$142
Marketable securities	1,468	3,392
Prepaid expenses and other assets	292	330
Total current assets	2,254	3,864

Property and equipment, net	7	5
Patent portfolios, net	9,268	9,799
Deposit	26	26
Total assets	$11,555	$13,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$355	$384
Accrued salaries and benefits	111	645
Warrant liabilities	1,417	2,959
Short-term deferred revenue	290	290
Short-term lease liabilities	178	178
Total current liabilities	2,351	4,456

Long-term deferred revenue	188	259
Long-term lease liabilities	184	229
Total liabilities	2,723	4,944

Series I redeemable convertible preferred stock, $0.0001 par value; no shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference of $167 per share	-	-

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference $0.0001 per share
Convertible preferred stock	-	-
Series C: no shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series H: 381,967 shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series K: 50 and 1,240 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively; liquidation preference $1,000 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,962,780 and 2,539,859 shares issued at March 31, 2016 and December 31, 2015, respectively; 2,962,768 and 2,539,847 shares outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in-capital	144,418	144,287
Treasury stock, at cost, 12 shares at March 31, 2016 and December 31, 2015	(264)	(264)
Accumulated deficit	(135,322)	(135,273)
Total stockholders' equity	8,832	8,750
Total liabilities and stockholders' equity	$11,555	$13,694

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$72	$2

Operating costs and expenses
Amortization of patent portfolio	531	2,422
Compensation and related expenses (including stock-based compensation)	312	719
Professional fees	705	729
Rent	22	22
Other selling, general and administrative	63	226
Total operating expenses	1,633	4,118
Loss from operations	(1,561)	(4,116)

Other income
Other (loss) income, net	(30)	30
Change in fair value of warrant liabilities	1,542	-
Total other income	1,512	30
Net loss	$(49)	$(4,086)

Deemed dividend on conversion of Series K convertible preferred stock to common stock	(667)	-
Net loss attributable to common stockholders	$(716)	$(4,086)

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(2.71)

Weighted average number of common shares outstanding, basic and diluted	2,705,864	1,505,887

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(49)	$(4,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	531	2,422
Change in fair value of warrant liabilities	(1,542)	-
Stock-based compensation	131	87
Realized loss on marketable securities	66	53
Unrealized gain on marketable securities	(12)	(57)
Changes in assets and liabilities:
Prepaid expenses and other assets	38	36
Accounts payable and accrued expenses	(29)	(54)
Accrued salaries and benefits	(534)	305
Deferred revenue	(71)	-
Accrued lease liabilities	(45)	(43)
Net cash used in operating activities	(1,516)	(1,337)

Cash flows from investing activities
Purchase of marketable securities	(3,456)	(3,769)
Purchase of property and equipment	(2)	-
Sale of marketable securities	5,326	4,412
Net provided by investing activities	1,868	643

Net increase (decrease) in cash and cash equivalents	352	(694)
Cash and cash equivalents, beginning of period	142	805

Cash and cash equivalents, end of period	$494	$111

Cash paid for interest and taxes	$-	$-

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

The Company is a patent commercialization company that realizes revenue from the monetization of IP. Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign. The Company intends to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that it owns, or that it manages for others, or through the litigation and settlement of patents.

The Company continually works to enhance the portfolio of intellectual property through acquisition and strategic partnerships. The Company’s mission is to partner with inventors, or other entities, who own undervalued intellectual property (“IP”). The Company then works with the inventors or other entities to commercialize the IP. Currently, the Company owns over 330 patents and patent applications

Reverse Stock Split and Amendment to Certificate of Incorporation

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “SPEX.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00 per share. On March 24, 2015, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that, based upon the closing bid price of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) for the 30 consecutive business days preceding receipt of such letter, the Common Stock had no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2).

In accordance with NASDAQ’s Listing Rule 5810(c)(3)(A), the Company initially had a period of 180 calendar days, or until September 21, 2015, to regain compliance with the Rule. After determining that it would not be in compliance with the Rule by September 21, 2015, the Company notified NASDAQ and applied for an extension of the cure period, as permitted under the original notification. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), NASDAQ granted a second grace period of 180 calendar days, or until March 21, 2016, to regain compliance with the minimum closing bid price requirement for continued listing.

On February 26, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation and authorized the Company’s Board of Directors to effect a reverse stock split of Common Stock at a ratio in the range of 1-for-12 to 1-for-24. The Company implemented this reverse stock split on March 4, 2016 with a ratio of 1-for-19 (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received a cash payment in lieu thereof. The par value and other terms of the common stock were not affected by the Reverse Stock Split. In addition, the amendment to the Company’s certificate of incorporation that effected the Reverse Stock Split also simultaneously reduced the number of authorized shares of Common Stock from 200,000,000 to 100,000,000.

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

Immediately following the Reverse Stock Split, the number of outstanding shares of Common Stock were reduced from 48,259,430 shares to 2,539,847. All per share amounts and outstanding shares of Common Stock including stock options, restricted stock and warrants, have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the 1-for-19 Reverse Stock Split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the 1-for-19 Reverse Stock Split. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Also approved by the Company’s Stockholders on February 26, 2016 was an amendment to the Company’s 2014 Equity Incentive Plan, which increased the number of shares of common stock authorized to be issued pursuant to the 2014 Plan to 8,250,000.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital deficit amounted to approximately $0.1 million at March 31, 2016, and net loss attributable to common stockholders amounted to approximately $49,000 for the three months ended March 31, 2016.  The Company had a $135.3 million of accumulated deficits as of March 31, 2016.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.	Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies other than described below to those previously disclosed in the 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 29, 2016.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2016, and the condensed consolidated results of its operations for the three months ended March 31, 2016 and 2015, and the condensed consolidated results of its cash flows for the three months ended March 31, 2016 and 2015. This report should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2015.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation on the condensed consolidated statements of cash flows.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of highly liquid preferred stock and corporate bonds as of March 31, 2016, and consisted of highly liquid mutual funds and exchange-traded & closed-end funds during 2015. During the three months ended March 31, 2016 and 2015, the Company incurred realized losses of approximately $66,000 and $53,000, respectively, and unrealized gains of approximately $12,000 and $57,000, respectively, on its investments in marketable securities, which are included in other income, net on the condensed consolidated statements of operations. In addition, during the three months ended March 31, 2016 and 2015, the Company earned dividend income of approximately $13,000 and $25,000, respectively, which is included in other income, net on the condensed consolidated statement of operations.  The fair values of marketable securities held as of March 31, 2016 and December 31, 2015 were approximately $1.5 million and $3.4 million, respectively.

Impairment of Long-lived Assets (Including Patent Assets)

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment during the first quarter of 2016.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting for Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with its previously consummated equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the condensed consolidated balance sheet as a current liability.

The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the consolidated statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 5).

Convertible Preferred Stock

The Company has evaluated its convertible preferred stock and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, the Company recognized the BCF as a deemed dividend in the condensed consolidated statements of operations.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2016 and 2015 are as follows:

	As of March 31,
	2016	2015
Convertible preferred stock	217,119	271,413
Warrants to purchase common stock	2,304,333	40,452
Options to purchase common stock	289,380	278,863
Total	2,810,832	590,728

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Events

The Company has evaluated the period after the balance sheet date but prior to the issuance of the financial statement, and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements, except as disclosed.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-01 will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on the condensed consolidated financial statements and related disclosures.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.	Intangible Assets

Patent Portfolio

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts related to acquired intangible assets as of March 31, 2016 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios at December 31, 2015, net	$9,799	4.63
Amortization expenses	(531)
Patent Portfolios at March 31, 2016, net	$9,268	4.38

The accumulated amortization related to acquired intangible assets for the three months ended March 31, 2016 and 2015 are as follows ($ in thousands):

	Amortization Expense for the Three Months Ended March 31,
Date Acquired and Description	2016	2015
7/24/13 - Rockstar patent portfolio	$26	$116
9/10/13 - North South patent portfolio	8	32
12/31/13 - Rockstar patent portfolio	497	2,274
	$531	$2,422

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Nine Months Ended December 31, 2016	$78	$23	$1,502	$1,603
Year Ended December 31, 2017	104	30	1,995	2,129
Year Ended December 31, 2018	104	31	1,995	2,130
Year Ended December 31, 2019	104	31	1,995	2,130
Year Ended December 31, 2020	104	31	995	1,130
Thereafter	110	36	-	146
Total	$604	$182	$8,482	$9,268

Note 5.	Fair Value of Financial Assets and Liabilities

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

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2016 and December 31, 2015 ($ in thousands):

	Fair value measured at March 31, 2016
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - preferred stock	$189	$-	$189	$-
Marketable securities - corporate bonds	1,279	-	1,279	-
Total assets	$1,468	$-	$1,468	$-

Liabilities
Fair value of warrant liabilities	$1,417	$-	$-	$1,417

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,392	$3,392	$-	$-

Liabilities
Fair value of warrant liabilities	$2,959	$-	$-	$2,959

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2016.

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

On July 21, 2015, the Company issued warrants to purchase an aggregate of 370,263 shares of common stock (the “July 2015 Warrants”) to the investors in the July 2015 Financing. The July 2015 Warrants became exercisable on January 22, 2016 at an exercise price of $8.17 per share. The warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the July 2015 Warrants) at the Company and therefore are classified as liabilities. The July 2015 Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

On December 7, 2015, the Company issued Series A warrants to purchase up to 1,052,624 shares of common stock and Series B warrants to purchase up to 842,099 shares of common stock contained in December Offering. Series A Warrants have an exercise price of $3.80 per share and are exercisable at any time between December 7, 2015 and May 6, 2016. Series B Warrants have an exercise price of $4.75 per share and are exercisable at any time between December 7, 2015 and December 6, 2020. The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the condensed consolidated balance sheet as a current liability.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Series A and Series B warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of March 31, 2016 is as follows:

Date of valuation	March 31, 2016
Risk-free interest rate	0.18% - 1.21%
Expected volatility	100% - 162.48%
Expected life (in years)	0.1 - 4.7
Expected dividend yield	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	March 31, 2016	December 31, 2015
Beginning balance	$2,959	$-
Recognition of warrant liabilities	-	3,228
Fair value adjustment of warrant liabilities	(1,542)	(269)
Ending balance	$1,417	$2,959

Note 6.	Stockholders’ Equity and Redeemable Convertible Preferred Stock

Restated Certificate of Incorporation

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

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Preferred Stock

The Company had designated separate series of its capital stock as of March 31, 2016 and December 31, 2015 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	March 31, 2016	December 31, 2015	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "C"	-	-	0.0001	0.05:1
Series “D"	4,725	4,725	0.0001	0.53:1
Series “D-1"	834	834	0.0001	0.53:1
Series “F-1"	-	-	0.0001	0.05:1
Series “H"	381,967	381,967	0.0001	0.53:1
Series “I”	-	-	0.0001	1.05:1
Series “J”	-	-	0.0001	0.05:1
Series “K”	50	1,240	0.0001	263.16:1

Series K Convertible Preferred Stock

On December 2, 2015, the Company designated 1,240 shares of preferred stock as Series K Preferred Stock.  On December 7, 2015, the Company issued 1,240 shares of Series K Preferred Stock in December 2015 Offering.  Each share of Series K Preferred Stock is convertible into five thousand-nineteenths of a share of Common Stock and has a stated value of $1,000.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Series K Preferred does not generally have any voting rights but are convertible into shares of Common Stock. At no time may shares of Series K Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of the issued and outstanding Common Stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding Common Stock on 61 days’ written notice to the Company by such holder.  The conversion ratio of the Series K Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

During the three months ended March 31, 2016, 1,190 shares of Series K Preferred Stock were converted into 313,157 shares of Common Stock. Upon conversion, the Company recorded an additional deemed dividend of approximately $0.7 million. As of March 31, 2016, 50 shares of Series K Preferred Stock remained issued and outstanding.

Warrants

A summary of warrant activity for the three months ended March 31, 2016 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	2,304,888	$7.98	$-	2.83
Expired	(555)	3,040.00		-
Outstanding as of March 31, 2016	2,304,333	$7.25		2.58
Exercisable as of March 31, 2016	2,304,333	$7.25	$-	2.58

Stock Options

There was no option activity for the three months ended March 31, 2016.

Stock-based compensation associated with the amortization of stock option expense was approximately $1,000 and $76,000 for the three months ended March 31, 2016 and 2015, respectively.  Unamortized stock-based compensation expense amounted to $2,000 at March 31, 2016, and will be amortized over 0.37 years.

Restricted Stock Awards

In December 2015, the Company entered into a consulting agreement with a third party for consulting services. The Company agreed to pay the consultant $50,000 in shares of the Company’s common stock, which shall be issued in two equal parts. The first $25,000 should be issued at the closing price of December 22, 2015, and the second $25,000 will be issued six months later. On January 26, 2016, the Company granted 8,771 shares of restricted stock to the consultant for the first $25,000 services performed, which were recorded during the fourth quarter of 2015.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2015, the Company determined to pay each of Mr. Reiner and Mr. Dotson, in accordance with their respective employment agreements, $60,000 in shares of common stock in respect of their performance for the 2015 fiscal year which, as of the closing price of December 21, 2015, would have constituted a total of 42,106 shares. The shares were issued in March 2016.

On January 26, 2016, the Company issued 652 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately. The grant date fair value of restricted stock was $1,487.

On February 4, 2016, the Company entered into a consulting agreement with a third party. The Company has agreed to pay the consultant three cash retainer payments for a total of $70,000, and granted $100,000 in shares of restricted stock. On February 4, 2016, the Company issued 42,445 restricted shares based on the average closing price for the 10 trading days immediately prior to February 4, 2016. The restricted stock award vested immediately.

On February 26, 2016, the Company granted each of two consultants 7,895 shares of restricted common stock for consulting services. The restricted stock award vested on March 31, 2016 based upon the closing price on February 26, 2016. The grant date fair value of each restricted stock award was $15,000, respectively.

A summary of the restricted stock award activity for the three months ended March 31, 2016 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2015	-	$-
Granted	109,764	2.20
Vested	(109,764)	2.20
Nonvested at March 31, 2016	-	$-

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2016 and 2015 was comprised of the following ($ in thousands):

	For the Three Months Ended March 31,
	2016	2015
Employee restricted stock awards	$-	$11
Employee stock option awards	1	76
Non-employee restricted stock awards	130	-
Total compensation expense	$131	$87

Note 7.	RPX License Agreement

On November 23, 2015, the Company and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX members. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications that originated at Nortel Networks (“Nortel”) and were purchased by the Company from Rockstar, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company. Further, in connection with the RPX License Agreement, we have agreed, until May 23, 2016 (the “Standstill Period”) that: (a) we and RPX will engage in good faith negotiations for the grant of additional license rights to RPX’s other members in exchange for additional consideration to us; (b) we will not divest, transfer, or exclusively license any of our current patents; (c) neither RPX nor any RPX affiliate will challenge, or knowingly and intentionally assist others in challenging, the validity, enforceability, or patentability of any of our patents in any court or administrative agency having jurisdiction to consider the issue; and (d) we will not bring an action against current RPX members for patent infringement.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

While the license granted to RPX is non-exclusive and the duration of the license is for the life of the patents, the Company’s ongoing obligations in the arrangement is to provide certain specific RPX licensors with a non-exclusive license to any new patents that may be acquired by or exclusively licensed to the Company during the two-year period following the effective date of the agreement. Therefore, the Company will recognize $0.6 million revenue ratably over the two-year period that it is obligated to provide these RPX licensees with licenses to such new patents. During the three months ended March 31, 2016, the Company recorded approximately $72,000 in revenue related to the amortization of the license.

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

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, the Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, the Company filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, the Company filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On September 28, 2015, the hearing in the IPR proceedings was held before the PTAB. On October 9, 2015, the parties filed a Joint Motion to stay the litigation pending the issuance of the PTAB’s final written decisions in the IPR proceedings. On October 13, 2015, the Court granted the stay and administratively closed the case until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. The Company’s deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, the Company filed its Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed its Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. The Company’s deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, the Company filed its Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393-SLR, in the United States District Court for the District of Delaware. On March 28, 2014, the Company initiated litigation against Cisco Systems Inc. (“Cisco”) in Spherix Incorporated v. Cisco Systems Inc., Case No. 1:14-cv-00393- SLR, in the United States District Court for the District of Delaware for infringement of U.S. Patent Nos. RE40467; 6,697,325; 6,578,086; 6,222,848; 6,130,877; 5,970,125; 6,807,174; 7,397,763; 7,664,123; 7,385,998; and 8,607,323 (collectively, the “Asserted Patents”). The complaint alleges that Cisco has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Cisco’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On July 8, 2014, the Company filed its amended complaint to reflect that certain of the patents asserted were assigned to its wholly-owned subsidiary NNPT LLC (“NNPT”), based in Longview, Texas. By the amended complaint, NNPT was added as a co-plaintiff with the Company. On August 5, 2014, Cisco filed a motion to dismiss certain claims alleged in the amended complaint. On August 26, 2014, the Company and NNPT filed an opposition to Cisco’s motion to dismiss. On September 5, 2014, Cisco filed its reply brief regarding its motion to dismiss. On March 9, 2015, Cisco moved to consolidate certain claims relating to alleged obligations by the Company to license Cisco on two unrelated patents, which Cisco had made against the Company on June 6, 2014 in the pending case Bockstar Technologies LLC v. Cisco Systems, Inc., Case No. 1:13-cv-02020- SLR-SRF (see below). On March 23, 2015, the Company filed its opposition to Cisco’s motion to consolidate. On March 31, 2015, the Court granted Cisco’s motion to dismiss allegations of “willful” infringement. Spherix’s allegations of patent infringement for the eleven (11) patents continue. Spherix has the ability to re-allege “willful” infringement at a later time. On April 3, 2015, Cisco Systems, Inc. petitioned the U.S. Patent Office for an inter partes review (“IPR”) of Spherix patents 7,397,763 and 8,607,323. The remaining nine patents Spherix has asserted against Cisco were not part of the petitions and the time for Cisco to petition the USPTO for an IPR on those remaining patents expired on April 6, 2015. On April 10, 2015, Cisco withdrew its March 9, 2015 motion to consolidate claims from the Bockstar case. On May 5, 2015, Cisco filed its Answer to the Company’s amended complaint with counterclaims under the Sherman Act, breach of contract, breach of covenant of good faith and fair dealing implied in contract, promissory estoppel, and requesting a declaration that the patents at issue are non-infringed and invalid. On June 10, 2015, the Court entered a Scheduling Order for the case. The Court set the Markman hearing to occur in two phases, for two different sets of patents, to occur on June 24, 2016 and September 8, 2016. The Court set trial to begin on January 16, 2018. On July 13, 2015, the Company filed its oppositions to Cisco’s IPR petitions. On July 20, 2015, the Company filed a motion to dismiss or transfer certain of Cisco’s counterclaims. On September 22, 2015, the PTAB issued orders instituting the two IPR proceedings, Nos. IPR2015-00999 and IPR2015-01001, as requested by Cisco. On November 23, 2015, the Company and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in this case. On December 3, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015. On December 3, 2015, the parties also filed a Joint Motion to Terminate in each of the two IPR proceedings, which the PTAB granted on December 4, 2015.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia

On June 11, 2014, the Company initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; and MCI Communications Services, Inc. (collectively, “Verizon”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:14-cv-00721-GBL-TCB, in the United States District Court for the Eastern District of Virginia (“the Court”) for infringement of U.S. Patent Nos. 6,507,648; 6,882,800; 6,980,564; and 8,166,533. On July 2, 2014, the Company filed its Amended Complaint in the case in which the Company added allegations of infringement of U.S. Patent No. 7,478,167. On August 15, 2014, Verizon filed a motion to dismiss, or in the alternative, a motion for a more definite statement. On September 9, 2014, the Court issued a Scheduling Order adopting the parties’ Joint Proposed Discovery Plan. According to the Scheduling Order, the Markman hearing is currently scheduled for March 16, 2015. On September 12, 2014, the Company filed its opposition to Verizon’s motion to dismiss, and on September 26, 2014, Verizon filed its reply brief. On October 3, 2014, the Court held a hearing on the motion to dismiss and issued a Minute Entry stating that motion was denied. The Court stated that an Order would follow. On October 17, 2014, Verizon filed its Answer to the Company’s Amended Complaint. The parties agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 6,507,648 and 6,882,800, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. The parties filed a joint motion to that effect on October 27, 2014, which was granted on October 30, 2014. The parties further agreed to narrow the case by dismissing without prejudice the claims under U.S. Patent Nos. 8,166,533 and 7,478,167, and filed a joint motion to that effect on November 6, 2014. On November 13, 2014, the Court granted the parties’ Joint Motion to Dismiss the ‘533 Patent and the ‘167 Patent without prejudice, with each party to bear its own costs and attorneys’ fees as to the dismissed claims. On December 18, 2014, the Court set the case for a five-day trial beginning on May 18, 2015. On January 9, 2015, the Company and Verizon each filed their motions for summary adjudication and entry of proposed claim constructions. On January 12, 2015, the Court set the motions for summary adjudication for hearing on March 16, 2015 along with the Markman hearing. On January 22, 2015, the parties filed their oppositions to the motions for summary adjudication and entry of proposed claim constructions, and on February 5, 2015, the parties filed their reply briefs. On March 16, 2015, the Court held the Markman hearing as scheduled. On March 25, 2015, the Court reset the May 18, 2015 jury trial date to August 10, 2015. On March 25, 2015, the Court clarified that the trial will be held on August 10, 11, 12, 13 and 17 of 2015. On, June 11, 2015, Verizon filed a request for inter partes review (“IPR”) of the Asserted Patent in the United States Patent and Trademark Office. On July 1, 2015, the Court granted Verizon’s motion for summary judgment as to indefiniteness and non-infringement. On July 30, 2015, the Company filed a Notice of Appeal of the Court’s judgment in the United States Court of Appeals for the Federal Circuit. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. On September 4, 2015, the Company filed an unopposed motion to withdraw its Notice of Appeal. On September 8, 2015, the Court granted the motion to withdraw the Notice of Appeal. On September 10, 2015, the parties filed a joint motion to terminate the IPR proceeding. On September 14, 2015, the PTAB terminated Verizon’s petition.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

On April 26, 2016, the Company initiated litigation against Fairpoint Communications, Inc. in Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware for infringement of U.S. Patent No. RE40,999 (the ‘999 Patent”). The Company is seeking relief in the form of a finding of infringement of the ‘999 Patent, damages sufficient to compensate the Company for Defendants’ infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and the Company’s attorney’s fees.

SPHERIX INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Spherix Incorporated v. Level 3 Communications, Inc. et al., Case No. 1:16-cv-00307-RGA, in the United States District Court for the Eastern District of Virginia

On April 26, 2016, the Company initiated litigation against Level 3 Communications, Inc. and TW Telecom, Inc. in Spherix Incorporated v. Level 3 Communications, Inc. et al., Case No. 1:16-cv-00307-RGA, in the United States District Court for the District of Delaware for infringement of U.S. Patent No. RE40,999 (the ‘999 Patent”). The Company is seeking relief in the form of a finding of infringement of the ‘999 Patent, damages sufficient to compensate the Company for Defendants’ infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and the Company’s attorney’s fees.

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

Note 9.	Subsequent Event

Conversions of Series K Preferred Stock

On April 25, 2016, one stockholder converted 50 shares of Series K Preferred Stock into 13,158 shares of common stock.

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

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

During the three months ended March 31, 2016, revenue was approximately $72,000, which is the amortization of deferred revenue related to RPX License Agreement. During the three months ended March 31, 2015, revenue was nominal.

During the three months ended March 31, 2016, we incurred a loss from operations of $1.6 million, compared to a loss from operation of $4.1 million for the same period in 2015.  The decrease in net loss was primarily attributed to a $1.9 million decrease in amortization expenses related to the Rockstar patents acquired by the Company during 2013 due to a $38.9 million impairment of intangible assets in 2015.

During the three months ended March 31, 2016, other income were approximately $1.5 million as compared to approximately $30,000 of other income for the comparable prior period.  The increase in other income was primarily attributed to a $1.5 million increase in change in fair value of warrant liabilities.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

We intend to finance our activities through:

• managing current cash and cash equivalents on hand from our past equity offerings,

•seeking additional funds raised through the sale of additional securities in the future,

• seeking additional liquidity through credit facilities or other debt arrangements, and

•increasing revenue from the monetization of its patent portfolios, license fees and new business ventures.

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. We have a working capital deficiency of $0.1 million and working capital deficiency of $0.6 million at March 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents were $0.5 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively. Marketable securities were $1.5 million and $3.4 million as of March 31, 2016 and December 31, 2015, respectively.

Cash Flows from Operating Activities - During the three months ended March 31, 2016 and 2015, we used approximately $1.5 million and $1.3 million, respectively, of cash in operating activities.  The cash used in operating activities for the three months ended March 31, 2016 primarily resulted from $1.5 million of change in fair value of warrant liabilities and $0.7 million of changes in assets and liabilities, partially offset by significant non-cash charges related to amortization expenses of $0.5 million and stock-based compensation expense of $0.1 million.

Cash Flows from Investing Activities - During the three months ended March 31, 2016, we generated approximately $1.9 million of cash investing activities.  The cash provided by investing activities primarily resulted from our sale of marketable securities for the three months ended March 31, 2016 of $5.3 million, partially offset by purchase of marketable securities of $3.5 million, and purchase of property and equipment of $2,000. The cash provided by investing activities for the three months ended March 31, 2015 primarily resulted from our sale of marketable securities of $4.4 million, offset by purchase of marketable securities of $3.8 million.

Cash Flows from Financing Activities - There were no financing activities during the three months ended March 31, 2016 and 2015.

Our financial statements for the three months ended March 31, 2016 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital deficit amounted to approximately $0.1 million at March 31, 2016.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

Pursuant to the terms of our Series I Preferred Stock, we were obligated to redeem 5,601 shares of our outstanding Series I Preferred Stock on June 30, 2015 at an aggregate redemption price of $935,367. On November 23, 2015, we entered into a Patent License Agreement with RPX pursuant to which all remaining outstanding Series I Preferred Stock was transferred to us and subsequently cancelled. As a result of this license agreement, we no longer have any further obligations to redeem Series I Preferred Stock, and none of the Series I Preferred Stock remains issued and outstanding. Furthermore, pursuant to the Patent License Agreement, the security interest that RPX held in favor of our patents acquired from Rockstar was extinguished. Further, we have agreed, until May 23, 2016 (the “Standstill Period”) that: (a) we and RPX will engage in good faith negotiations for the grant of additional license rights to RPX’s other members in exchange for additional consideration to us; (b) we will not divest, transfer, or exclusively license any of our current patents; (c) neither RPX nor any RPX affiliate will challenge, or knowingly and intentionally assist others in challenging, the validity, enforceability, or patentability of any of our patents in any court or administrative agency having jurisdiction to consider the issue; and (d) we will not bring an action against current RPX members for patent infringement.

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

We have an effective shelf registration statement on Form S-3 filed with the SEC, which was filed and prepared in reliance on Instruction I.B.6. of Form S-3. Instruction I.B.6 imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period, which is as follows:  at the time we sell securities pursuant to this registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale.  Based on this calculation and primarily as a result of our sale of approximately $1.5 million of Common Stock and warrants for the purchase of Common Stock on July 15, 2015, we are not currently eligible to sell any securities pursuant to our effective registration statement on Form S-3.  We expect to be able to sell securities pursuant to our shelf registration statement starting on July 16, 2016, the maximum amount of which will be based on the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days preceding that date (or any subsequent date on which we sell securities).  Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.

Rockstar will be entitled to receive a contingent recovery percentage of future profits (“Participation Payments”) from licensing, settlements and judgments against defendants with respect to patents purchased under the First Patent Purchase Agreement; however, no payment is required unless we receive a recovery. The Participation Payments under the First Patent Purchase Agreement are equal to zero percent until we recover with respect to patents purchased under the First Patent Purchase Agreement at least (a) $8.0 million or (b) if we recover less than $17.0 million, an amount equal to $5.0 million plus $3.0 million times a fraction equal to total recoveries minus $10.0 million, divided by $7.0 million (clause (a) or (b), as applicable, being the “Initial Return”), in each case net of certain expenses.  Once we obtain recoveries in excess of the Initial Return, we are required to make a payment to Rockstar of $13.0 million, payable only from the proceeds of such recovery, within six months after such recovery. In addition, no later than 30 days after the end of each quarter in which we make such a recovery, we are required to pay to Rockstar a percentage of such recovery, net of certain expenses, scaling from 30% if such cumulative recoveries net of certain expenses are less than or equal to $50.0 million, to 70% to the extent cumulative recoveries net of certain expenses are in excess of $1.0 billion.

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

With respect to the quarter ended March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Management is in the process of determining how best to make the required changes that are needed to implement an effective system of internal control over financial reporting. Our management acknowledges the existence of this problem, and intends to develop procedures to address it to the extent possible given our limitations in financial and human resources.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, we filed our Answer to the counterclaims, in which we denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, we filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, we filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On September 28, 2015, the hearing in the IPR proceedings was held before the PTAB. On October 9, 2015, the parties filed a Joint Motion to Stay the litigation pending the issuance of the PTAB’s final written decisions in the IPR proceedings. On October 13, 2015, the Court granted the stay and administratively closed the case until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.

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

Spherix Incorporated v Juniper Networks, Inc., Case No. 1:14-cv-00578-SLR, in the United States District Court for the District of Delaware

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

Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia

On May 1, 2015, we initiated litigation against Verizon Services Corp.; Verizon South Inc.; Verizon Virginia LLC; Verizon Communications Inc.; Verizon Federal Inc.; Verizon Business Network Services Inc.; MCI Communications Services, Inc.; Cellco Partnership d/b/a Verizon Wireless; and Cisco Systems, Inc. (collectively, “Defendants”) in Spherix Incorporated v. Verizon Services Corp. et al., Case No. 1:15-cv-0576-GBL-IDD, in the United States District Court for the Eastern District of Virginia for infringement of U.S. Patent Nos. 5,959,990; 6,111,876; RE40,999; RE44,775; RE45,065; RE45,081; RE45,095; and RE45,121 (collectively, the “Asserted Patents”). The complaint alleges that Defendants has used, manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, damages sufficient to compensate us for Defendants’ infringement, together with pre-and post-judgment interest and costs, and our attorney’s fees. On June 30, 2014, we filed an Amended Complaint to add allegations of infringement of U.S. Patent Nos. RE45,521 and RE45,598. On July 15, 2015, Cisco filed a motion to transfer the case to the District of Delaware. On July 17, 2015, Verizon filed an Answer and Counterclaims to the Complaint. On July 17, 2015, the Court issued a Scheduling Order setting the Final Pretrial Conference for November 19, 2015, with trial to be set within 4-8 weeks of the pretrial conference. On July 31, 2015, we filed our Opposition to Cisco’s motion to transfer. On August 5, 2015, the Court held an Initial Pretrial Conference in the case to discuss the discovery plan for the case. On August 6, 2015, we filed our answer to Verizon’s counterclaims. On August 11, 2015, the Court issued its Scheduling Order regarding the discovery schedule, setting discovery to be concluded by November 15, 2015. On August 31, 2015, a settlement agreement between Spherix and Verizon was entered into, resolving all outstanding litigation between the two companies. Cisco was not a party to the agreement and the case continues against Cisco. On September 1, 2015, the Spherix and Verizon filed a joint motion to dismiss the Verizon entities from the case. On September 2, 2015, the Court granted the motion to dismiss Verizon. On September 23, 2015, Cisco filed a Consent Motion to transfer the action to the District of Delaware, and on September 25, 2015, the Court granted the motion. The case has been transferred to the District of Delaware and assigned new case number 1:15-cv-00869-SLR (“Delaware Case”). On November 23, 2015, we and RPX entered into the RPX License Agreement (see Note 7), which resolved all issues in the Delaware Case. On December 3, 2015, the parties filed a Joint Motion to Dismiss, which the Court granted on December 4, 2015.

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

Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

On April 26, 2016, we initiated litigation against Fairpoint Communications, Inc. in Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware for infringement of U.S. Patent No. RE40,999 (the ‘999 Patent”). We are seeking relief in the form of a finding of infringement of the ‘999 Patent, damages sufficient to compensate us for Defendants’ infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and our attorney’s fees.

Spherix Incorporated v. Level 3 Communications, Inc. et al., Case No. 1:16-cv-00307-RGA, in the United States District Court for the Eastern District of Virginia

On April 26, 2016, we initiated litigation against Level 3 Communications, Inc. and TW Telecom, Inc. in Spherix Incorporated v. Level 3 Communications, Inc. et al., Case No. 1:16-cv-00307-RGA, in the United States District Court for the District of Delaware for infringement of U.S. Patent No. RE40,999 (the ‘999 Patent”). We are seeking relief in the form of a finding of infringement of the ‘999 Patent, damages sufficient to compensate us for Defendants’ infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and our attorney’s fees.

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

Since we have a limited operating history in our current business of patent licensing and monetization, it will make it difficult for investors and securities analysts to evaluate our business and prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.  Investors should evaluate an investment in our securities in light of the uncertainties encountered by early-stage companies in an intensely competitive industry and in which the potential licenses and/or defendants from which we seek to obtain recoveries are largely well capitalized companies with resources (financial and otherwise) significantly greater than us.  There can be no assurance that our efforts will be successful or that we will be able to become profitable.

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

Our loss from operations for the three months ended March 31, 2016 was $49,000. Our net loss attributable to common stockholders for the three months ended March 31, 2016 was $0.1 million. Our accumulated deficit was $135.3 million at March 31, 2016. We may not achieve profitable operations.

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

In March of 2016, we announced that we have entered into certain collaboration agreement with Equitable IP Corporation (“Equitable”), a leading patent enforcement and monetization fund, pursuant to which Equitable will have the right to enforce our patent portfolio in exchange for royalties from enforcement proceeds. We may also enter into further similar agreements with better capitalized entities, like Equitable, in the future. Under the agreement with Equitable, we will lose control of several key aspects of a portion our portfolio on May 24, after the RPX Standstill Period ends, most particularly our ability to unilaterally grant RPX a full portfolio license and the amount of consideration that would be required from RPX in exchange for such a license. These agreements generally do not impose any affirmative obligation on the part of our contractual counterparties to enforce any rights under our patents. If these counterparties do seek to enforce rights under our patents, legal proceedings against infringers of our patents may continue for several or more years and it may be a significant period of time before we derive any income from these arrangements, if at all. These arrangements may also preclude us from enforcing certain patents ourselves. Failure of these third parties to successfully enforce our patents may have an adverse effect on our revenues and our current business plan.

Our ability to raise additional capital may be adversely affected by certain of our agreements.

Our ability to raise additional capital for use in our operating activities may be adversely impacted by the terms of a securities purchase agreement, dated as of July 15, 2015 (the “Securities Purchase Agreement”), between us and the investors who purchased securities in our July 2015 offering of our common stock and warrants for the purchase of our common stock. The Securities Purchase Agreement provides that, until the warrants issued thereunder are no longer outstanding, we will not affect or enter into a variable rate transaction, which includes issuances of securities whose prices or conversion prices may vary with the trading prices of or quotations for the shares of our Common Stock at any time after the initial issuance of such securities, as well as the entry into agreements where our stock would be issued at a future-determined price. These warrants may remain outstanding as late as January 22, 2021, when the warrants expire in accordance with their terms. The Securities Purchase Agreement also provides the investors an 18-month right of participation for an amount up to 100% of such subsequent financing of common stock (or common stock equivalents or a combination thereof), including any financing that may be consummated pursuant to this prospectus during such period, on the same terms and conditions of such transaction. Last, proceeds we received under the Securities Purchase Agreement are not permitted to be used for satisfaction of our debt. These restrictions may have an adverse impact on our ability to raise additional capital, or to use our cash to make certain payments that we are contractually obligated to make.

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

Since RPX’s business model is to lower the risk of patent litigation against its members by entities such as Spherix, RPX may take stances that are adverse to Spherix and its other stockholders. In June 2015, we received a letter from RPX alleging that our disclosure relating to the substantial doubt regarding its ability to continue as a going concern in its previously filed Form 10-Ks and 10-Qs constitutes a default under the Intellectual Property Security Agreement (“Security Agreement”) surrounding the Series I Preferred Stock that was entered into with Rockstar in December 2013, which was transferred to RPX in January 2015 as part of the purchase of Rockstar by RPX. No communications or actions alleging any breach have followed since the date of such initial communication from RPX. We strongly believe that there is no merit in the allegation, and no legal basis for the claim, and the Series I Preferred Stock under which the Security Agreement was granted have since been redeemed and extinguished, and the Security Agreement has been terminated.

In addition, RPX is entitled to receive a contingent recovery percentage of future profits from licensing, settlements and judgments against defendants with respect to patents purchased by us from Rockstar.  In particular, once we recover a certain amount of proceeds pertaining to the patents acquired from Rockstar in June 2013, which amount will not exceed $8.0 million, net of certain expenses, we will be required to make a payment of up to $13.0 million to Rockstar within six months of such recovery.  Furthermore, once we recover a certain level of proceeds pertaining to each portfolio of patents we acquired from Rockstar, we will be required to make participation payments to RPX which, depending on how much we recover, could range from 30% of the amount we recover to 70% of the amount we recover in any given quarter, net of certain expenses.  Our ability to fund these payments, as well as other payments that may become due in respect of our acquisition of patents from Rockstar in December 2013, will depend on the liquidity of our assets, recoveries, alternative demands for cash resources and access to capital at the time, as well as the successful performance of any third parties with whom we may contract from time to time to assist us in monetizing our patents and executing our business plan.  Furthermore, our obligation to fund these payments could materially adversely impact our liquidity and financial position.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock.  The market prices of technology or technology related companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price.  We have experienced significant volatility in the price of our common stock.  From January 1, 2014 through May 10, 2016, the share price of our common stock (on a split-adjusted basis) ranged from a high of $197.60 to a low of $1.71. The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

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

Effective as of January 24, 2013, we adopted a shareholder rights plan. The effect of this rights plan and of certain provisions of our Certificate of Incorporation, By-Laws, and the anti-takeover provisions of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, or make more costly any attempt to acquire control of ourselves, even if the acquisition or the Board designees would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

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

In addition, such holder’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Our significant stockholders could also utilize their significant ownership interest to seek to influence management and our decisions.

Because an increasing amount of our outstanding shares may become freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of May 10, 2015, we had outstanding 2,975,926 shares of common stock (on a split-adjusted basis), of which our directors and executive officers owned 1,798 shares which are subject to the limitations of Rule 144 under the Securities Act.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In December 2015, we determined to pay each of Mr. Reiner and Mr. Dotson, in accordance with their respective employment agreements, $60,000 in shares of common stock in respect of their performance for the 2015 fiscal year which, as of the closing price of December 21, 2015, would have constituted a total of 42,106 shares. The shares were issued in March 2016 pursuant to our effective Form S-8, and were registered securities.

In December 2015, we entered into a consulting agreement with a third party for consulting services. We agreed to pay the consultant $50,000 in shares of our common stock, which shall be issued in two equal parts. The first $25,000 should be issued at the closing price of December 22, 2015, and the second $25,000 will be issued six months later. On January 26, 2016, we granted 8,771 shares of restricted stock to the consultant for the first $25,000 services performed, which were recorded during the fourth quarter of 2015.

On January 26, 2016, we issued 652 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately. The grant date fair value of restricted stock was $1,487.

On February 4, 2016, we entered into a consulting agreement with a third party. We have agreed to pay the consultant three cash retainer payments for a total of $70,000, and granted $100,000 in shares of restricted stock. On February 4, 2016, we issued 42,445 restricted shares based on the average closing price for the 10 trading days immediately prior to February 4, 2016. The restricted stock award vested immediately.

On February 26, 2016, we granted each of two consultants 7,895 shares of restricted common stock for consulting services. The restricted stock award vested on March 31, 2016 based upon the closing price on February 26, 2016. The grant date fair value of each restricted stock award was $15,000, respectively.

Other than the common stock issued to Messsrs Dotson and Reiner (as described in the first paragraph in Item 2 above), each of these issuances was made in reliance on exemptions under Section 4(a)(2) under the Securities Act of 1933, as amended, and we received no proceeds of these issuances.

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

Spherix Incorporated
(Registrant)

Date: May 16, 2016	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By: /s/ Frank Reiner
Frank Reiner
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

