Form 10-Q
period 2016-06-30
SPHERIX INC
filed 2016-08-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission file number   000-05576

SPHERIX INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza

New York, NY 10020

(Address of principal executive offices)

(212) 745-1374

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

Large Accelerated Filer    ☐ Accelerated Filer    ☐ Non-accelerated Filer    ☐ Smaller Reporting Company    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2016
Common Stock, $0.0001 par value	4,820,957 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2016

Part I.  Financial Information

Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	June 30	December 31
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$392	$142
Marketable securities	5,671	3,392
Prepaid expenses and other assets	99	330
Total current assets	6,162	3,864

Property and equipment, net	7	5
Patent portfolios and patent rights, net	8,737	9,799
Deposit	26	26
Total assets	$14,932	$13,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$260	$384
Accrued salaries and benefits	74	645
Warrant liabilities	1,928	2,959
Short-term deferred revenue	1,246	290
Short-term lease liabilities	179	178
Total current liabilities	3,687	4,456

Long-term deferred revenue	3,843	259
Long-term lease liabilities	138	229
Total liabilities	7,668	4,944

Series I redeemable convertible preferred stock, $0.0001 par value; no shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference of $167 per share	-	-

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference $0.0001 per share
Convertible preferred stock	-	-
Series C: no shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series H: no shares and 381,967 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series K: no shares and 1,240 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively; liquidation preference $1,000 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,228,612 and 2,539,859 shares issued at June 30, 2016 and December 31, 2015, respectively; 3,228,600 and 2,539,847 shares outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in-capital	144,928	144,287
Treasury stock, at cost, 12 shares at June 30, 2016 and December 31, 2015	(264)	(264)
Accumulated deficit	(137,400)	(135,273)
Total stockholders' equity	7,264	8,750
Total liabilities and stockholders' equity	$14,932	$13,694

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$177	$-	$249	$2

Operating costs and expenses
Amortization of patent portfolio	531	2,450	1,062	4,872
Compensation and related expenses (including stock-based compensation)	361	(54)	673	665
Professional fees	824	551	1,529	1,280
Impairment of goodwill and intangible assets	-	37,212	-	37,212
Rent	23	22	45	44
Other selling, general and administrative	60	122	123	348
Total operating expenses	1,799	40,303	3,432	44,421
Loss from operations	(1,622)	(40,303)	(3,183)	(44,419)

Other (expenses) income
Other income (expenses), net	55	(5)	25	25
Change in fair value of warrant liabilities	(511)	-	$1,031	-
Total other (expenses) income	(456)	(5)	1,056	25
Net loss	$(2,078)	$(40,308)	$(2,127)	$(44,394)

Deemed capital contribution on extinguishment of preferred stock	31,480	-	31,480	-
Net income (loss) attributable to common stockholders	$29,402	$(40,308)	$29,353	$(44,394)

Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$9.61	$(26.76)	$10.18	$(29.48)
Diluted	$9.21	$(26.76)	$9.32	$(29.48)

Weighted average number of common shares outstanding,
Basic	3,060,455	1,506,221	2,883,160	1,506,055
Diluted	3,193,227	1,506,221	3,147,021	1,506,055

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,127)	$(44,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of patent portfolio	1,062	4,872
Change in fair value of warrant liabilities	(1,031)	-
Stock-based compensation	299	134
Depreciation expenses	1	1
Realized loss on marketable securities	57	61
Unrealized gain on marketable securities	(29)	(45)
Impairment of goodwill and intangible assets	-	37,212
Changes in assets and liabilities:
Prepaid expenses and other assets	231	34
Accounts payable and accrued expenses	(124)	(217)
Accrued salaries and benefits	(571)	(64)
Deferred revenue	4,126	-
Accrued lease liabilities	(90)	(86)
Net cash provided by (used in) operating activities	1,804	(2,492)

Cash flows from investing activities
Purchase of marketable securities	(10,193)	(3,774)
Purchase of property and equipment	(3)	-
Sale of marketable securities	7,886	6,483
Net cash (used in) provided by investing activities	(2,310)	2,709

Cash flows from financing activities
Cash paid for cancellation of common stocks	(4)	-
Proceeds from exercise of warrants	760	-
Redemption of Series I redeemable convertible preferred stock	-	(935)
Net cash provided by (used in) financing activities	756	(935)

Net increase (decrease) in cash and cash equivalents	250	(718)
Cash and cash equivalents, beginning of period	142	805

Cash and cash equivalents, end of period	$392	$87

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Extinguishment of Series H Convertible Preferred Stock in connection with license agreement	$31,480	$-
Recognition of deferred revenue in connection with license agreement	$414	$-

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

The Company is a patent commercialization company focused on generating revenues from the monetization of intellectual property, or IP. Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign, or through the settlement and litigation of patents. We intend to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that we own, or that we manage for others. To date, we have generated minimal revenues and no assurance can be provided that our business model will be successful.

We continually work to enhance our portfolio of intellectual property through acquisition and strategic partnerships. Our mission is to partner with inventors, or other entities, who own undervalued intellectual property. We then work with the inventors or other entities to commercialize the IP.

In March 2016, the Company entered into an agreement (which was subsequently amended in April and May 2016) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of its patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company will work together with Equitable to further develop and revise its ongoing litigation plan. See Note 4 for additional details surrounding the Monetization Agreement.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $2.5 million at June 30, 2016, and net loss amounted to approximately $2.1 million and $2.1 million for the three and six months ended June 30, 2016, respectively.  The Company had an approximately $137.4 million of accumulated deficit as of June 30, 2016.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2016, and the condensed consolidated results of its operations for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated results of its cash flows for the six months ended June 30, 2016 and 2015. This report should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2015.

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

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds as of June 30, 2016, and consisted of highly liquid mutual funds and exchange-traded & closed-end funds during 2015.

During the three months ended June 30, 2016 and 2015, the Company incurred realized gains of approximately $10,000 and realized losses $8,000, respectively, and unrealized gains of approximately $17,000 and loss of $12,000, respectively, on its investments in marketable securities, which are included in other income, net on the condensed consolidated statements of operations. In addition, during the three months ended June 30, 2016 and 2015, the Company earned dividend income of approximately $4,000 and $15,000, respectively, which is included in other income, net on the condensed consolidated statement of operations.

During the six months ended June 30, 2016 and 2015, the Company incurred realized losses of approximately $57,000 and $61,000, respectively, and unrealized gains of approximately $29,000 and loss of $45,000, respectively, on its investments in marketable securities, which are included in other income, net on the condensed consolidated statements of operations. In addition, during the six months ended June 30, 2016 and 2015, the Company earned dividend income of approximately $17,000 and $41,000, respectively, which is included in other income, net on the condensed consolidated statement of operations.  The fair values of marketable securities held as of June 30, 2016 and December 31, 2015 were approximately $5.7 million and $3.4 million, respectively.

Impairment of Long-lived Assets (Including Patent Assets)

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment during the first half of 2016.

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

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share
Numerator:
Net Loss	$(2,078)	$(40,308)	$(2,127)	$(44,394)
Deemed capital contribution on extinguishment of preferred stock	31,480	-	31,480	-
Net income (loss) available to common stockholders	$29,402	$(40,308)	$29,354	$(44,394)

Denominator:
Weighted average number of common shares outstanding,	3,060,455	1,506,221	2,883,160	1,506,055

Earnings per basic share:
Net Loss	(0.68)	(26.76)	(0.74)	(29.48)
Deemed capital contribution on extinguishment of preferred stock	10.29	-	10.92	-
Net income (loss) available to common stockholders	$9.61	$(26.76)	$10.18	$(29.48)

Dilutive earnings per share
Numerator:
Net Loss	$(2,078)	$(40,308)	$(2,127)	$(44,394)
Deemed capital contribution on extinguishment of preferred stock	31,480	-	31,480	-
Net income (loss) available to common stockholders	$29,402	$(40,308)	$29,353	$(44,394)

Denominator:
Weighted average basic shares outstanding,	3,060,455	1,506,221	2,883,160	1,506,055
Weighted average effect of dilutive securities
Employee stock options	1,646	-	684	-
Convertible preferred stock	123,482	-	259,601	-
Restricted stock units	7,644	-	3,577	-
Weighted average diluted shares outstanding	3,193,227	1,506,221	3,147,022	1,506,055

Earnings per diluted share:
Net Loss	$(0.65)	$(26.76)	$(0.68)	$(29.48)
Deemed capital contribution on extinguishment of preferred stock	9.86	-	10.00	-
Net income (loss) available to common stockholders	$9.21	$(26.76)	$9.32	$(29.48)

Securities that could potentially dilute loss per share in the future that were included in the computation of diluted loss per share at June 30, 2016 and June 30, 2015 are as follows:

	As of June 30,
	2016	2015
Convertible preferred stock	2,926	265,517
Warrants to purchase common stock	1,251,709	40,516
Non-vested restricted stock awards	-	2,368
Non-vested restricted stock units	59,256	-
Options to purchase common stock	289,380	265,721
Total	1,603,271	574,122

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU No. 2016-09 will have on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

Note 4. Intangible Assets

Patent Portfolio and Patent Rights

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts related to acquired intangible assets as of June 30, 2016 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2015, net	$9,799	4.63
Amortization expenses	(1,062)
Patent Portfolios and Patent Rights at June 30, 2016, net	$8,737	4.14

The amortization expenses related to acquired intangible assets for the three and six months ended June 30, 2016 and 2015 are as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Date Acquired and Description	2016	2015	2016	2015
7/24/13 - Rockstar patent portfolio	$26	$117	$52	$233
9/10/13 - North South patent portfolio	8	32	15	64
12/31/13 - Rockstar patent portfolio	497	2,301	995	4,575
	$531	$2,450	$1,062	$4,872

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Six Months Ended December 31, 2016	$52	$16	$1,004	$1,072
Year Ended December 31, 2017	104	30	1,995	2,129
Year Ended December 31, 2018	104	31	1,995	2,130
Year Ended December 31, 2019	104	31	1,995	2,130
Year Ended December 31, 2020	104	31	995	1,130
Thereafter	110	36	-	146
Total	$578	$175	$7,984	$8,737

Equitable Agreement

In March 2016, the Company entered into an agreement (which was subsequently amended) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of the Company’s patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company will work together with Equitable to develop and revise the Company’s ongoing litigation plan. Under the Monetization Agreement, Equitable is obligated to use its best, commercially reasonable efforts to monetize the Company’s patents. To that end, Equitable has agreed to file eight additional litigations by September 30, 2016. The Company will share net monetization revenue derived from all monetization activity equally with Equitable. To facilitate the litigation plan, approximately 186 of over 330 of the Company’s patents and applications have been assigned to Equitable, which will pay all maintenance and prosecution fees going forward. If Equitable fails to timely file the eight litigations, then the Company has the option to reacquire the assigned patents at no cost. No assigned patents may be transferred by Equitable to a third party without the Company’s consent. In the event that all terms of the Monetization Agreement are met by December 2017, the Company will further assign approximately 140 additional patents and applications to Equitable for monetization. The Company has retained a grant-back license to practice all transferred patents.

The Company concluded that the Monetization Agreement did not constitute a sale of the patents. The Company’s retention of the right to use the patents, the requirement for the Company’s consent to any sale, and the significant economic benefits the Company retained with respect to the litigation, licensing, and sale proceeds, did not meet the sale of patent criteria. The Monetization Agreement has been treated as an agreement to outsource its licensing activities to an outside servicer, for contingent fees based on the success of the servicer’s efforts. As such, the Company will not remove the patents from its condensed consolidated balance sheet, and will record its share of litigation, licensing, and sales proceeds, if any, when those proceeds are received, or when due if the other revenue recognition criteria are met under ASC 605, Revenue Recognition.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2016 and December 31, 2015 ($ in thousands):

	Fair value measured at June 30, 2016
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds	$5,671	$-	$5,671	$-

Liabilities
Fair value of warrant liabilities	$1,928	$-	$-	$1,928

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,392	$3,392	$-	$-

Liabilities
Fair value of warrant liabilities	$2,959	$-	$-	$2,959

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2016.

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

On December 7, 2015, the Company issued Series A warrants to purchase up to 1,052,624 shares of common stock and Series B warrants to purchase up to 842,099 shares of common stock contained in December Offering. Series A Warrants have an exercise price of $3.80 per share and are exercisable at any time between December 7, 2015 and May 6, 2016. 852,624 shares of Series A warrants expired on May 24, 2016, and no Series A Warrants remain outstanding as of June 30, 2016. Series B Warrants have an exercise price of $4.75 per share and are exercisable at any time between December 7, 2015 and December 6, 2020. The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the condensed consolidated balance sheet as a current liability.

The Series A and Series B warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of June 30, 2016 is as follows:

Date of valuation	June 30, 2016
Risk-free interest rate	0.45% - 1.01%
Expected volatility	100% - 173.11%
Expected life (in years)	0.33 - 4.56
Expected dividend yield	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	June 30, 2016	June 30, 2015
Beginning balance	$2,959	$-
Recognition of warrant liabilities	-	-
Fair value adjustment of warrant liabilities	(1,031)	-
Ending balance	$1,928	$-

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

Preferred Stock

The Company had designated separate series of its capital stock as of June 30, 2016 and December 31, 2015 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	June 30, 2016	December 31, 2015	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "C"	-	-	0.0001	0.05:1
Series “D"	4,725	4,725	0.0001	0.53:1
Series “D-1"	834	834	0.0001	0.53:1
Series “F-1"	-	-	0.0001	0.05:1
Series “H"	-	381,967	0.0001	0.53:1
Series “I”	-	-	0.0001	1.05:1
Series “J”	-	-	0.0001	0.05:1
Series “K”	-	1,240	0.0001	263.16:1

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

In January 2015, Rockstar transferred its remaining outstanding Series H Preferred Stock to RPX Clearinghouse LLC, an affiliate of RPX, but retained certain recovery benefits set forth in the 2013 Patent Purchase Agreement between the Company and Rockstar.

According to the RPX License Agreement disclosed in Note 7, on November 23, 2015, RPX transferred to the Company for cancellation 57,076 shares of Series H Preferred Stock then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar.

In connection with a second, separate, licensing agreement, on May 23, 2016, RPX transferred to the Company for cancellation of 100% of the remaining 381,967 shares of Series H Preferred Stock held by RPX, having a total carrying amount of $31,894,244 at the time the stock was issued to Rockstar (see Note 7 for further details).

As of June 30, 2016, no shares of Series H Preferred Stock remained issued and outstanding.

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

During the six months ended June 30, 2016, 1,240 shares of Series K Preferred Stock were converted into 326,315 shares of Common Stock. As of June 30, 2016, no shares of Series K Preferred Stock remained issued and outstanding.

Warrants

A summary of warrant activity for the six months ended June 30, 2016 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	2,304,888	$7.98	$-	2.83
Exercised	(200,000)	3.80
Expired	(853,179)			-
Outstanding as of June 30, 2016	1,251,709	$10.15		4.42
Exercisable as of June 30, 2016	1,251,709	$10.15	$-	4.42

During the quarter ended June 30, 2016, 200,000 Series A warrants with a weighted average exercise price of $3.80 were exercised for cash of $760,000. No Series A warrants remain outstanding as of June 30, 2016.

Stock Options

Also approved by the Company’s Stockholders on February 26, 2016 was an amendment to the Company’s 2014 Equity Incentive Plan, which increased the number of shares of common stock authorized to be issued pursuant to the 2014 Plan from 4,161,892 to 8,250,000 prior to effectuation of the 1:19 reverse stock split, proportionately reducing the total share authorization under the plan to 434,210 shares.

During the second quarter ended June 30, 2016, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 19,735 options to five of the Company’s directors. The aggregate grant date fair value of these options was approximately $31,000.

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	286,487	$89.07	$-	5.0
Employee options granted	19,735	1.98	7,894	4.8
Outstanding as of June 30, 2016	306,222	$83.46	$7,894	4.6
Options vested and expected to vest	306,222	$83.46	$7,894	4.6
Options vested and exercisable	294,384	$86.72	$3,948	4.6

A summary of option activity under the Company’s non-employee stock option plan for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	2,893	$98.07	$-	5.4
Non-employee options granted	-	-	-	-
Outstanding as of June 30, 2016	2,893	$98.07	$-	4.9
Options vested and expected to vest	2,893	$98.07	$-	4.9
Options vested and exercisable	2,893	$98.07	$-	4.9

Stock-based compensation associated with the amortization of stock option expense was approximately $19,000 and $14,000 for the three months ended June 30, 2016 and 2015, and was approximately $21,000 and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. Unamortized stock-based compensation expense amounted to approximately $14,000 at June 30, 2016, and will be amortized over 0.84 years.

Restricted Stock Awards

In December 2015, the Company entered into a consulting agreement with a third party for consulting services. The Company agreed to pay the consultant $50,000 in shares of the Company’s common stock, which were issued in two equal parts. The first $25,000 (8,771 shares) of restricted stock was issued in January 2016, and the second $25,000 (or 10,870 shares) of restricted stock was issued in June 2016.

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

On June 22, 2016, the Company granted two consultants 10,870 and 43,479 shares of restricted common stock for consulting services, respectively. The restricted stock award vested immediately. The grant date fair value of restricted stock was $25,000 and $100,000, respectively.

A summary of the restricted stock award activity for the six months ended June 30, 2016 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2015	-	$-
Granted	164,113	2.20
Vested	(164,113)	2.20
Nonvested at June 30, 2016	-	$-

Restricted Stock Units

On May 20, 2016, Mr. Hayes was granted an award of restricted stock units totaling 118,512 shares of common stock, which will vest upon the achievement of agreed upon performance milestones.

A summary of the restricted stock award activity for the six months ended June 30, 2016 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2015	-	$-
Granted	118,512	2.20
Vested	-	-
Nonvested at June 30, 2016	118,512	$2.20

As of June 30, 2016, the Company had unrecognized stock-based compensation expense related to restricted stock unit awards of approximately $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years.

Stock-based Compensation

Stock-based compensation for the six months ended June 30, 2016 and 2015 was comprised of the following ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Employee restricted stock awards	$-	$-	$-	$11
Employee restricted stock units	23	-	23	-
Employee stock option awards	19	14	21	90
Non-employee restricted stock awards	125	33	255	33
Total compensation expense	$167	$47	$299	$134

Note 7. May RPX License Agreement

On November 23, 2015, the Company and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX members. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications that originated at Nortel Networks (“Nortel”) and were purchased by the Company from Rockstar, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company. While the license granted to RPX is non-exclusive and the duration of the license is for the life of the patents, the Company’s ongoing obligations in the arrangement is to provide certain specific RPX licensors with a non-exclusive license to any new patents that may be acquired by or exclusively licensed to the Company during the two-year period following the effective date of the agreement. Therefore, the Company will recognize $0.6 million revenue ratably over the two-year period that it is obligated to provide these RPX licensees with licenses to such new patents. During the three and six months ended June 30, 2016, the Company recorded approximately $72,000 and $144,000, respectively, in revenue related to the amortization of the license.

On May 23, 2016, the Company, and RPX, entered into a second, separate, Patent License Agreement (the “RPX License”) under which the Company granted RPX the right to sublicense various patent rights only to current RPX clients (as of May 23, 2016). In exchange for the rights granted by the Company under the RPX License, the Company received the following consideration: (i) a cash payment made to the Company in May 2016 in the amount of $4,355,000; and (ii) cancellation of 100% of the remaining 381,967 shares of the Company’s outstanding Series H Convertible Preferred Stock currently held by RPX, having a total carrying amount of $31,894,244 at the time the stock was issued to Rockstar Consortium US LP (“Rockstar”).

In consideration of the above, the Company granted RPX the rights to grant to its current clients: (i) a fully paid portfolio license, to the extent such parties did not already have licenses to the Company’s patents; (ii) a covenant-not-to-sue current RPX clients for supply of chipsets; (iii) a standstill of litigation involving any patents acquired in the next five years (“Standstill”).

The Company also granted to Alcatel-Lucent a license to the portfolio acquired from the Harris Corporation.

Under a separate agreement between the Company and RPX, the Company granted RPX the ability to grant to VTech Telecommunications Ltd. (“VTech”) a sublicense for a fully paid portfolio license in exchange for an additional $20,000 in cash consideration.

The license granted under the terms of the RPX License described herein does not extend to entities/companies that are not clients of RPX and provide chipsets or other hardware to current RPX clients.

The carrying value of Series H Convertible Preferred Stock on the extinguishment date was estimated at approximately $31.9 million. The fair value on the same date was estimated at approximately $414,000 based upon equivalent common shares that the Series H Convertible Preferred Stock could have converted into at the closing price on May 23, 2016. This resulted in the Company receiving cash from RPX of $4.4 million, a deemed dividend of approximately $31.5 million, short term deferred revenue $1.1 million and long term deferred revenue of $3.7 million. The deferred revenue will be amortized over a 5-year service period as the RPX License includes a standstill agreement which requires Spherix to provide the licensee with the right to use any future acquired patents for five years. During the three and six months ended June 30, 2016, the Company recorded approximately $105,000, in revenue related to the amortization of the license.

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

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al, Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, the Company filed its Answer to the counterclaims, in which the Company denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, the Company filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, the Company filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On September 28, 2015, the hearing in the IPR proceedings was held before the PTAB. On October 9, 2015, the parties filed a Joint Motion to stay the litigation pending the issuance of the PTAB’s final written decisions in the IPR proceedings. On October 13, 2015, the Court granted the stay and administratively closed the case until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. The Company’s deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, the Company filed its Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay. On May 23, 2016, we granted RPX Corporation the ability to grant to VTech a sublicense for a fully paid portfolio license, including a license to the Asserted Patents. On June 15, 2016, the parties filed a joint motion to dismiss with prejudice all claims and counterclaims asserted in the case. On June 21, 2016, the Court granted the joint motion to dismiss. On June 17, 2016, we filed a motion with the Federal Circuit requesting that VTech be withdrawn as a party to the appeal. On June 21, 2016, the Federal Circuit granted the motion to withdraw VTech as a party.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, the Company initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al, Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. The Company is seeking relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by the Company as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, the Company filed its Answer to the counterclaims, in which the Company denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, the Company filed its Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to the Company’s Amended Complaint with their counterclaims. On May 1, 2015, the Company filed its Answer to the counterclaims. The Company’s patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. The Company’s deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, the Company filed its Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay. On July 18, 2016, we timely filed our Opening Brief in our appeal to the Federal Circuit. Uniden’s reply brief is due on August 29, 2016.

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

Counterclaims

In the ordinary course of business, the Company, along with the Company’s wholly-owned subsidiaries, will initiate litigation against parties whom the Company believe have infringed on intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the case Spherix Incorporated v. Uniden Corporation have filed counterclaims against the Company. The Company has evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters. The Company can provide no assurance that the outcome of these claims will not have a material adverse effect on the Company’s financial position and results from operation.

Note 9. Compensatory Arrangements

On May 20, 2016, the Company entered into a new employment agreement with the Company’s CEO, Anthony Hayes (the “Employment Agreement”) retroactively effective to April 1, 2016. Pursuant to the terms of the Agreement, Mr. Hayes will be paid an annual base salary of $350,000 (“Base Salary”) and a target annual bonus opportunity equal to a maximum of 100% of the Base Salary upon the achievement of certain milestones as agreed to by the Compensation Committee of the Board of Directors. There has been no increase in the dollar amounts of the base salary or maximum target bonus amounts from the prior effective employment agreement of Mr. Hayes. In the event that Mr. Hayes’ employment is terminated by the Company without “cause” or by Mr. Hayes for “good reason” (each as defined in the Employment Agreement), Mr. Hayes will be entitled to receive, subject to his execution and non-revocation of a separation and release agreement, a separation payment in the amount of one year’s base salary at the then-current rate payable, plus any payment on a pro-rated basis for any bonus earned in connection with any bonus plan to which he was a participant at the date of such termination within thirty days of such termination.

The employment agreement with Mr. Hayes also contains customary confidentiality, noncompetition, non-solicitation and non-disparagement provisions.

In addition, as previously disclosed, Mr. Hayes was granted an award of restricted stock units totaling 118,512 shares of common stock, which will vest upon the achievement of certain agreed upon milestones.

Note 10. Assignment and Assumption of Rights Agreement with TOI

On June 16, 2012, the Company and Transfer Online, Inc. (“TOI”) entered into an Assignment and Assumption of Rights Agreement (the “Assignment”) to that certain Rights Agreement, effective January 1, 2013 (valid through December 31, 2017, referred to herein as the “Rights Agreement”) originally entered into between the Company and Equity Stock Transfer (“EST”), and previously filed by the Company on Form 8-K with the Securities and Exchange Commission on January 30, 2013. The Assignment of the Rights Agreement replaced EST as the Rights Agent and to appoint TOI as the successor Rights Agent on July 15, 2016.

Note 11.	Subsequent Event

On August 2, 2016, pursuant to the Company’s effective shelf registration statement on Form S-3 (No. 333-198498), and the prospectus supplements filed thereto, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. as representative of the several underwriters listed on Schedule I thereto (the “Underwriters”), relating to the public offering and sale of up to 1,592,357 shares of the Company’s common stock at a price to the public of $1.57 per share.  Under the terms of the Underwriting Agreement, the Company has granted the representative of the underwriters a 30-day option to purchase up to 231,349 additional shares of its common stock. The gross proceeds to the Company were $2,500,000, before deducting the underwriting discount and other estimated offering expenses payable by the Company assuming no exercise by the Underwriters of their over-allotment option, or $2,863,218 if the Underwriters exercise their over-allotment option. The sale of such 1,592,357 shares closed on August 8, 2016.

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

Our activities generally include the acquisition and development of patents through internal or external research and development. In addition, we seek to acquire existing rights to intellectual property through the acquisition of already issued patents and pending patent applications, both in the United States and abroad. We may alone, or in conjunction with others, develop products and processes associated with our intellectual property and license our intellectual property to others seeking to develop products or processes or whose products or processes infringe our intellectual property rights through legal processes. Using our patented technologies, we employ strategies seeking to permit us to derive value from licensing, commercialization, settlement and litigation from our patents. We will continue to seek to obtain patents from inventors and other patent owners to monetize patent portfolios.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

During the three months ended June 30, 2016, revenue was approximately $0.2 million, which is the amortization of deferred revenue related to RPX License Agreements. During the three months ended June 30, 2015, revenue was nominal.

During the three months ended June 30, 2016, we incurred a loss from operations of $1.6 million, compared to $40.3 million for the same period in 2015.  The reduction in net loss was primarily attributable to the $37.2 million impairment charge taken against goodwill and intangible assets in the 2015 period. During the three months ended June 30, 2016 and 2015, we recorded $0.5 million and $2.5 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the three months ended June 30, 2016, other expenses, net was approximately $0.5 million as compared to $5,000 for the comparable prior period. The increase in other expenses was primarily attributed to a $0.5 million increase in change in fair value of warrant liabilities.

During the three months ended June 30, 2016, we incurred a $31.5 million of deemed capital contribution on preferred stock related to the cancellation of 381,967 shares of Series H Preferred Stock pursuant to the RPX license agreement.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

During the six months ended June 30, 2016, revenue was approximately $0.2 million, which is the amortization of deferred revenue related to RPX License Agreements. During the six months ended June 30, 2015, revenue was nominal.

During the six months ended June 30, 2016, we incurred a loss from operations of $3.2 million, compared to $44.4 million for the same period in 2015.  The reduction in net loss was primarily attributable to the $37.2 million impairment charge taken against goodwill and intangible assets in the 2015 period. During the six months ended June 30, 2016 and 2015, we recorded $1.1 million and $4.9 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the six months ended June 30, 2016, other income, net was approximately $1.1 million as compared to $25,000 for the comparable prior period. The increase in other expenses was primarily attributed to a $1.0 million decrease in change in fair value of warrant liabilities due to expiration of 853,179 shares of warrants during the six months ended June 30, 2016.

During the six months ended June 30, 2016, we incurred a $31.5 million of deemed capital contribution on preferred stock related to the cancellation of 381,967 shares of Series H Preferred Stock pursuant to the RPX license agreement.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

We intend to finance our activities through:

•managing current cash and cash equivalents on hand from our past equity offerings and licensing agreements,

•seeking additional funds raised through the sale of additional securities in the future,

•seeking additional liquidity through credit facilities or other debt arrangements,

•increasing revenue from the monetization of its patent portfolios, license fees and new business ventures, and

•reducing litigation and other expenses via collaboration arrangements, where available.

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. We have a working capital of approximately $2.5 million and working capital deficiency of $0.6 million at June 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents were approximately $0.4 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively. Marketable securities were approximately $5.7 million and $3.4 million as of June 30, 2016 and December 31, 2015, respectively.

Cash Flows from Operating Activities - During the six months ended June 30, 2016 and 2015, we generated approximately $1.8 million and used $2.5 million, respectively, of cash in operating activities.  The cash provided by operating activities for the six months ended June 30, 2016 primarily resulted from significant non-cash charges related to amortization expenses of $1.1 million, stock-based compensation expense of approximately $0.3 million and approximately $4.1 million of deferred revenue, partially offset by approximately $2.1 million of net loss and $1.0 million of change in fair value of warrant liabilities.

Cash Flows from Investing Activities - During the six months ended June 30, 2016, we used approximately $2.3 million of cash investing activities.  The cash used in investing activities primarily resulted from our purchase of marketable securities for the six months ended June 30, 2016 of approximately $10.2 million and purchase of property and equipment of approximately $3,000, partially offset by sale of marketable securities of approximately $7.9 million. The cash used in investing activities for the six months ended June 30, 2015 primarily resulted from our sale of marketable securities of $6.5 million, offset by purchase of marketable securities of $3.8 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the six months ended June 30, 2016 was approximately $0.8 million, which related to approximately $0.8 million proceeds from exercise of 200,000 shares of warrants, partially offset by the payment for the cancellation of common stock of approximately $4,000. Cash used in financing activities for the six months ended June 30, 2015 was approximately $1.0 million, which related to the redemption of Series I redeemable convertible preferred stock.

Our financial statements for the six months ended June 30, 2016 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $2.5 million at June 30, 2016.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

On November 23, 2015, we entered into a Patent License Agreement with RPX pursuant to which all remaining outstanding Series I Preferred Stock was transferred to us and subsequently cancelled. As a result of this license agreement, we no longer have any further obligations to redeem Series I Preferred Stock, and none of the Series I Preferred Stock remains issued and outstanding. Furthermore, pursuant to the Patent License Agreement, the security interest that RPX held in favor of our patents acquired from Rockstar was extinguished. On May 23, 2016, the Company and RPX entered into a second, separate, Patent License Agreement (the “RPX License”) under which the Company granted RPX the right to sublicense various patent rights only to current RPX clients (as of May 23, 2016). In exchange for the rights granted by the Company under the RPX License, the Company received a cash payment made to the Company in May 2016 in the amount of $4,355,000, and cancellation of 100% of the remaining 381,967 shares of the Company’s outstanding Series H Convertible Preferred Stock currently held by RPX, having a total carrying amount of $31,894,244 at the time the stock was issued to Rockstar Consortium US LP (“Rockstar”). Under a separate agreement between the Company and RPX, the Company granted RPX the ability to grant to VTech Telecommunications Ltd. (“VTech”) a sublicense for a fully paid portfolio license in exchange for an additional $20,000 in cash consideration.

We have an effective shelf registration statement on Form S-3 (No. 333-198498) filed with the SEC, which was filed and prepared in reliance on Instruction I.B.6. of Form S-3. Instruction I.B.6 imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period, which is as follows:  at the time we sell securities pursuant to this registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale.  Based on this calculation and primarily as a result of our sale of approximately $1.5 million of Common Stock and warrants for the purchase of Common Stock on July 15, 2015, we were ineligible to sell any securities pursuant to our effective registration statement on Form S-3 until August 1, 2016.  On August 2, 2016, pursuant to the Company’s effective shelf registration statement on Form S-3, and the prospectus supplements filed thereto, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. as representative of the several underwriters listed on Schedule I thereto, relating to the public offering and sale of up to 1,592,357 shares of the Company’s common stock at a price to the public of $1.57 per share. Under the terms of the Underwriting Agreement, the Company has granted the representative of the underwriters a 30-day option to purchase up to 231,349 additional shares of its common stock. The gross proceeds to the Company were $2,500,000, before deducting the underwriting discount and other estimated offering expenses payable by the Company assuming no exercise by the Underwriters of their over-allotment option, or $2,863,218 if the Underwriters exercise their over-allotment option. The sale of such 1,592,357 shares closed on August 8, 2016.

Pursuant to the 2013 Patent Purchase Agreement, Rockstar remains entitled to receive a contingent recovery percentage of future profits (“Participation Payments”) from licensing, settlements and judgments against defendants with respect to patents purchased under the First Patent Purchase Agreement; however, no payment is required unless we receive a recovery. The Participation Payments under the First Patent Purchase Agreement are equal to zero percent until we recover with respect to patents purchased under the First Patent Purchase Agreement at least (a) $8.0 million or (b) if we recover less than $17.0 million, an amount equal to $5.0 million plus $3.0 million times a fraction equal to total recoveries minus $10.0 million, divided by $7.0 million (clause (a) or (b), as applicable, being the “Initial Return”), in each case net of certain expenses.  Once we obtain recoveries in excess of the Initial Return, we are required to make a payment to Rockstar of $13.0 million, payable only from the proceeds of such recovery, within six months after such recovery. In addition, no later than 30 days after the end of each quarter in which we make such a recovery, we are required to pay to Rockstar a percentage of such recovery, net of certain expenses, scaling from 30% if such cumulative recoveries net of certain expenses are less than or equal to $50.0 million, to 70% to the extent cumulative recoveries net of certain expenses are in excess of $1.0 billion.

Rockstar will also be entitled to receive Participation Payments from licensing, settlements and judgments against defendants with respect to patents purchased under the Second Patent Purchase Agreement; however, no payment is required unless we receive a recovery that meets or exceeds the thresholds noted here. The Participation Payments under the Second Patent Purchase Agreement are equal to zero percent until we recover with respect to patents purchased under the Second Patent Purchase Agreement at least $120.0 million, net of certain expenses.  Once we obtain recoveries in excess of that amount, we are required to pay to Rockstar 50% of our recovery in excess of that amount, no later than 30 days after the end of each quarter in which we make such a recovery.

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

With respect to the quarter ended June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against VTech Telecommunications Ltd. and VTech Communications, Inc. (collectively “VTech”) in Spherix Incorporated v. VTech Telecommunications Ltd. et al., Case No. 3:13-cv-03494-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that VTech has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of VTech’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On November 11, 2013, VTech filed its Answer with counterclaims requesting a declaration that the Asserted Patents are non-infringed and invalid. On December 5, 2013, we filed our Answer to the counterclaims, in which we denied that the Asserted Patents were non-infringed and invalid. On May 22, 2014, the Court entered a Scheduling Order for the case setting trial to begin on January 11, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, VTech Communications, Inc., together with Uniden America Corporation, filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on or about September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014. Both the Technology Tutorial and the Markman hearing were held jointly with the Spherix Incorporated v. Uniden Corporation et al. case (see below). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than December 28, 2015. On April 15, 2015, we filed a Motion to Compel Production of Technical Documents against Defendants. On April 20, 2015, we filed an Opposed Motion for Leave to Serve Supplemental Infringement Contentions. Also on April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. On May 5, 2015, the parties filed a Joint Stipulation and Motion to Modify the Scheduling Order. On May 6, 2015, the Court entered the Stipulation, in which the Court estimated the trial date to occur in July of 2016 and ordered the parties to be ready for trial on or after June 22, 2016. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On September 28, 2015, the hearing in the IPR proceedings was held before the PTAB. On October 9, 2015, the parties filed a Joint Motion to Stay the litigation pending the issuance of the PTAB’s final written decisions in the IPR proceedings. On October 13, 2015, the Court granted the stay and administratively closed the case until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay. On May 23, 2016, we granted RPX Corporation the ability to grant to VTech a sublicense for a fully paid portfolio license, including a license to the Asserted Patents. On June 15, 2016, the parties filed a joint motion to dismiss with prejudice all claims and counterclaims asserted in the case. On June 21, 2016, the Court granted the joint motion to dismiss. On June 17, 2016, we filed a motion with the Federal Circuit requesting that VTech be withdrawn as a party to the appeal. On June 21, 2016, the Federal Circuit granted the motion to withdraw VTech as a party.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay. On July 18, 2016, we timely filed our Opening Brief in our appeal to the Federal Circuit. Uniden’s reply brief is due on August 29, 2016.

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

Counterclaims

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, as stated above, defendants in the case Spherix Incorporated v. Uniden Corporation have filed counterclaims against us. We have evaluated the counterclaims and believe they are without merit and have not recorded a loss provision relating to such matters. We can provide no assurance that the outcome of these claims will not have a material adverse effect on our financial position and results from operations.

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

Our loss from operations for the three and six months ended June 30, 2016 was $1.6 million and 3.2 million. Our net income attributable to common stockholders for the three and six months ended June 30, 2016 was $29.4 million and $29.4 million. Our accumulated deficit was $137.4 million at June 30, 2016. We may not achieve profitable operations.

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

We are required to assess goodwill for impairment if events occur or circumstances changed that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions and other factors. By way of example, as a result of decline in the market value of our common stock during the year ended December 31, 2015, we recorded a $38.9 million impairment charges to our intangible assets. If the fair value of our reporting units or finite intangible assets is less than their book value in the future, we could be required to record additional impairment charges. A continued or future decline of the market price of our common stock could result in additional impairment charges in the future. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

To license or otherwise monetize our patent assets, we may be required to commence legal proceedings against certain large and well established and well capitalized companies.  For instance, we are currently involved in litigation against Uniden Telecommunications, who is much larger and better capitalized than we are.  We may allege that such companies infringe on one or more of our patents.  Our viability could be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation.  The defendants in litigation brought by us are likely to be much larger than us and have substantially more resources than we do, which would make success of our litigation efforts subject to factors other than the validity of our patents or infringement claims asserted.  Furthermore, as a public company, our level of cash resources and ability to incur expenditures on enforcing infringement claims is available to the public, including the entities against whom we seek to enforce our patents, and defendants may engage in tactics in an effort for us to utilize our remaining resources. The inability to successfully enforce our patents against larger more well-capitalized companies could result in realization through settlement or election to not pursue certain infringers, or less value from our patents, and could result in substantially lower than anticipated revenue realized from infringements and lower settlement values.

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

In the ordinary course of business, we, along with our wholly-owned subsidiaries, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, defendants in the case Spherix Incorporated v. Uniden Corporation have filed counterclaims against us.

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

We may be reliant on third parties to generate revenue for us, and such arrangements with third parties may have adverse accounting consequences.

In March of 2016, we announced that we have entered into a collaboration agreement with Equitable IP Corporation (“Equitable”), a leading patent enforcement and monetization fund, pursuant to which Equitable will have the right to enforce our patent portfolio in exchange for royalties from enforcement proceeds. These agreements generally do not impose any affirmative obligation on the part of our contractual counterparties to enforce any rights under our patents. If these counterparties do seek to enforce rights under our patents, legal proceedings against infringers of our patents may continue for several or more years and it may be a significant period of time before we derive any income from these arrangements, if at all. Failure of these third parties to successfully enforce our patents may have an adverse effect on our revenues and our current business plan. As of May 24, under our agreement with Equitable, control was transferred to Equitable with regard to the ability to grant licenses to nonclients of RPX Corporation (“RPX”) and to set the amount of consideration that would be required exchange for such licenses. As previously disclosed, we entered into a Patent License Agreement with RPX on May 23, 2016, under which the Company granted RPX the right to sublicense current RPX clients.

The agreements that we have entered into with Equitable may require us to take a loss on sale or transfer of patents or an impairment charge with respect to the intangible assets set forth on our balance sheet, and such loss on sale or transfer of patents or impairment charge may be material.

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

On April 29, 2014, the U.S. Supreme Court decided two cases that relaxed the standard for fee shifting in patent infringement cases and increased the level of deference given to district courts - Octane Fitness, LLC v. Icon Health & Fitness, Inc. and Highmark Inc. v. Allcare Health Mgmt. Sys., Inc.  Section 285 of the Patent Act provides that attorneys’ fees may be awarded to a prevailing party in a patent infringement case in “exceptional cases.” In Octane Fitness, the Supreme Court held that an exceptional case “is simply one that stands out from others with respect to the substantive strength of a party’s litigation position” or “the unreasonable manner in which the case was litigated.” The Court also lowered the standard of proof from “clear and convincing” to a “preponderance of the evidence.” In Highmark, the Court held that a district court’s grant of attorneys’ fees is reviewable on appeal only for “abuse of discretion” instead of the previous de novo standard that gave no deference to the district court.

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

On January 20, 2015, the U.S. Supreme Court decided another patent case, Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc.   In Teva , the Court overturned the long-standing practice that claim construction decision made by district courts were given de novo review on appeal.  Instead, the Supreme Court held that when claim construction is based on extrinsic evidence, a district court’s findings of subsidiary facts are to be reviewed for clear error, while its ultimate claim construction is to be reviewed de novo.  This change in how claim construction decisions are reviewed on appeal may have an impact on how parties handle patent litigation in the district courts.  This could increase our litigation expenses.  The full impact of the Teva decision on patent litigation at the district court level is yet to be determined.

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

On June 13, 2016, the U.S. Supreme court decided Halo Electronics, Inc. v. Pulse Electronics, Inc. In Halo, the Supreme Court relaxed the test for awarding a patent plaintiff enhanced damages under 35 U.S.C. § 284. Section 284 allows courts to increase patent damage awards “up to three times the amount found or assessed.” Prior to the Halo decision, a patent plaintiff needed to show by “clear and convincing” evidence that the defendant’s infringement was objectively reckless and that the defendant subjectively knew of the infringement risk. The Supreme Court ruled that this standard was too high and was not required by the statute. Instead, the Court ruled that a plaintiff need only establish by a “preponderance of the evidence” that the defendant’s conduct was sufficiently egregious under the circumstances to warrant enhanced damages. This ruling lowers the bar for patent plaintiffs in proving enhanced damages. This rule could be beneficial to our patent enforcement efforts.

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

We have ongoing financial obligations under the terms of our Patent Purchase Agreements with Rockstar. If triggered, our failure to comply with these obligations could have a material adverse effect on the value of our assets, our financial performance and our ability to sustain operations.

In connection with the terms of the first patent purchase agreement between the Company and Rockstar, Rockstar is entitled to receive a contingent recovery percentage of future profits from licensing, settlements and judgments against defendants with respect to patents purchased by us from Rockstar. In particular, once we recover a certain amount of proceeds pertaining to the patents acquired from Rockstar in June 2013, which amount will not exceed $8.0 million, net of certain expenses, we will be required to make a payment of up to $13.0 million to Rockstar within six months of such recovery. Furthermore, once we recover a certain level of proceeds pertaining to each portfolio of patents we acquired from Rockstar, we will be required to make participation payments to RPX which, depending on how much we recover, could range from 30% of the amount we recover to 70% of the amount we recover in any given quarter, net of certain expenses. Our ability to fund these payments, as well as other payments that may become due in respect of our acquisition of patents from Rockstar in December 2013, will depend on the liquidity of our assets, recoveries, alternative demands for cash resources and access to capital at the time, as well as the successful performance of any third parties with whom we may contract from time to time to assist us in monetizing our patents and executing our business plan.  Furthermore, our obligation to fund these payments could materially adversely impact our liquidity and financial position.

Under the terms of a second patent purchase agreement between us and Rockstar, Rockstar is entitled to receive participation payments from licensing, settlements and judgments against defendants with respect to patents purchased in an amount of at least $120.0 million, net of certain expenses. Once we obtain recoveries in excess of that amount, we are required to pay to Rockstar 50% of our recovery in excess of that amount, no later than 30 days after the end of each quarter in which we make such a recovery.

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

We will be required to spend significant time and resources to maintain the effectiveness of our assets by paying maintenance fees and making filings with the USPTO.  We may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO prior to issuance of patents.  Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business.  For instance, in connection with inter partes review in our pending litigations with Uniden, the Patent Trial and Appeals Board has found that certain portions of the claims relating to certain of our patents are invalid. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our other activities.

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

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Based on this calculation and as a result of our sale of common stock that closed on August 8, 2016, we are currently ineligible (for the immediately subsequent 12-month period) to sell securities pursuant to our effective registration statement on Form S-3 — other than the 231,349 shares of common stock which are subject to underwriter’s 30-day option. If, or when, our non-affiliate market cap were to rise to a level above the above-referenced 1/3 limit calculation (utilized for the August 2016 offering), we would then be eligible to sell additional securities within this same 12-month period under our effective S-3 registration statement; however, there is no guarantee that this threshold would be reached or whether we would consider any additional offerings in this period. Whether we sell securities under the registration statement will depend on a number of factors, including availability of our existing S-3 under the 1/3 limitation calculations set forth in Instruction I.B.6 of Form S-3, the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.  Furthermore, Instruction I.B.6. of Form S-3 requires that the issuer have at least one class of common equity securities listed and registered on a national securities exchange. If we are not able to maintain compliance with applicable NASDAQ rules, we will no longer be able to rely upon that Instruction. If we cannot sell securities under our shelf registration, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

In the future, if we fail to comply with NASDAQ’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Securities Exchange Act.

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

Additionally, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	limit who may call stockholder meetings;
•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

As of August 1, 2016, we had outstanding 3,228,600 shares of common stock (on a split-adjusted basis), of which our directors and executive officers owned 23,503 shares which are subject to the limitations of Rule 144 under the Securities Act.

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

We have identified a material weakness in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

The SEC, defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We have identified the following material weakness:

•	We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, FINRA rules and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting. As disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting as a result of this process. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we continue to identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In December 2015, the Company entered into a consulting agreement with a third party for consulting services. The Company agreed to pay the consultant $50,000 in shares of the Company’s common stock, which were issued in two equal parts. The first $25,000 (8,771 shares) of restricted stock was issued in January 2016 at the closing price on December 22, 2015, which was recorded during the fourth quarter of 2015, and the second $25,000 (or 10,870 shares) of restricted stock was issued in June 2016.

On May 20, 2016, Mr. Hayes was granted an award of restricted stock units totaling 118,512 shares of common stock, which will vest upon the achievement of certain agreed upon certain performance milestones.

On June 22, 2016, the Company granted two consultants 10,870 and 43,479 shares of restricted common stock for consulting services, respectively. The restricted stock award vested immediately. The grant date fair value of restricted stock was $25,000 and $100,000, respectively.

Other than the common stock issued to Messsrs Dotson and Reiner (as described in the first paragraph in Item 2 above), each of these issuances was made in reliance on exemptions under Section 4(a)(2) under the Securities Act of 1933, as amended, and we received no proceeds of these issuances.

Item 6.     Exhibits

1.1	Equitable IP Collaboration Agreement, dated as of March 11, 2016 by and between Spherix Incorporated and Equitable IP Corporation, as amended April 22, 2016, April 27, 2016, and May 22, 2016 (incorporated by reference to the Form 8-K filed on August 2, 2016)
1.2	Patent License Agreement, dated as of May 23, 2016, by and between the Spherix Incorporated and RPX Corporation
1.3	Assignment and Assumption of Rights Agreement, dated as of June 16, 2016, by and between Spherix Incorporated and Transfer Online Inc., as Rights Agent (incorporated by reference to the Form 8-K filed on June 21, 2016)
10.1	Employment Agreement between the Spherix Incorporated and Anthony Hayes, dated May 20, 2016 (incorporated by reference to the Form 8-K filed on May 26, 2016)
31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated

(Registrant)

Date: August 15, 2016	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By: /s/ Frank Reiner
Frank Reiner
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

