Form 10-Q
period 2016-09-30
SPHERIX INC
filed 2016-11-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer    ☐ Accelerated Filer    ☐ Non-accelerated Filer    ☐ Smaller Reporting Company    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐ No     ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2016
Common Stock, $0.0001 par value	4,820,957 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2016

Part I.  Financial Information

Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	September 30	December 31
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$303	$142
Marketable securities	6,968	3,392
Prepaid expenses and other assets	59	330
Total current assets	7,330	3,864

Property and equipment, net	6	5
Patent portfolios and patent rights, net	8,201	9,799
Deposit	26	26
Total assets	$15,563	$13,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$64	$384
Accrued salaries and benefits	534	645
Warrant liabilities	904	2,959
Short-term deferred revenue	1,246	290
Short-term lease liabilities	182	178
Total current liabilities	2,930	4,456

Long-term deferred revenue	3,529	259
Long-term lease liabilities	92	229
Total liabilities	6,551	4,944

Series I redeemable convertible preferred stock, $0.0001 par value; no shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation preference of $167 per share	-	-

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation preference $0.0001 per share
Convertible preferred stock	-	-
Series C: no shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series H: no shares and 381,967 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series K: no shares and 1,240 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; liquidation preference $1,000 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,820,969 and 2,539,859 shares issued at September 30, 2016 and December 31, 2015, respectively; 3,228,600 and 2,539,847 shares outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in-capital	147,122	144,287
Treasury stock, at cost, 12 shares at September 30, 2016 and December 31, 2015	(264)	(264)
Accumulated deficit	(137,846)	(135,273)
Total stockholders' equity	9,012	8,750
Total liabilities and stockholders' equity	$15,563	$13,694

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$314	$-	$563	$2

Operating costs and expenses
Amortization of patent portfolio	536	722	1,598	5,594
Compensation and related expenses (including stock-based compensation)	836	336	1,509	1,001
Professional fees	343	787	1,872	2,067
Impairment of goodwill and intangible assets	-	-	-	37,212
Rent	20	22	65	66
Other selling, general and administrative	65	92	188	440
Total operating expenses	1,800	1,959	5,232	46,380
Loss from operations	(1,486)	(1,959)	(4,669)	(46,378)

Other income (expenses)
Other income, net	16	7	41	32
Change in fair value of warrant liabilities	1,024	(774)	$2,055	(774)
Total other income (expenses)	1,040	(767)	2,096	(742)
Net loss	$(446)	$(2,726)	$(2,573)	$(47,120)
Deemed capital contribution on extinguishment of preferred stock	-	-	31,480	-
Net (loss) income attributable to common stockholders	$(446)	$(2,726)	$28,907	$(47,120)

Net (loss) income per share attributable to common stockholders, basic and diluted
Basic	$(0.11)	$(1.56)	$8.72	$(29.70)
Diluted	$(0.11)	$(1.56)	$8.25	$(29.70)

Weighted average number of common shares outstanding,
Basic	4,163,245	1,744,394	3,312,969	1,586,373
Diluted	4,163,245	1,744,394	3,503,735	1,586,373

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,573)	$(47,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of patent portfolio	1,598	5,594
Change in fair value of warrant liabilities	(2,055)	774
Stock-based compensation	353	223
Depreciation expenses	1	1
Unrealized loss on marketable securities	62	45
Impairment of goodwill and intangible assets	-	37,212
Changes in assets and liabilities:
Prepaid expenses and other assets	271	87
Accounts payable and accrued expenses	(320)	(287)
Accrued salaries and benefits	(111)	(114)
Deferred revenue	3,812	-
Accrued lease liabilities	(133)	(129)
Net cash provided by (used in) operating activities	905	(3,714)

Cash flows from investing activities
Purchase of marketable securities	(15,707)	(3,774)
Purchase of property and equipment	(3)	-
Sale of marketable securities	12,070	6,454
Net cash (used in) provided by investing activities	(3,640)	2,680

Cash flows from financing activities
Cash paid for cancellation of common stocks	(4)	-
Cash from issuance common stock, net of offering cost	2,140	-
Proceeds from exercise of warrants	760	-
Proceeds from issuance of preferred stock, net	-	1,321
Redemption of Series I redeemable convertible preferred stock	-	(935)
Net cash provided by financing activities	2,896	386

Net increase (decrease) in cash and cash equivalents	161	(648)
Cash and cash equivalents, beginning of period	142	805

Cash and cash equivalents, end of period	$303	$157

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Extinguishment of Series H Convertible Preferred Stock in connection with license agreement	$31,480	$-
Recognition of deferred revenue in connection with license agreement	$414	$-

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

The Company continually work to enhance its portfolio of intellectual property through acquisition and strategic partnerships. The Company’s mission is to partner with inventors, or other entities, who own undervalued intellectual property. The Company then work with the inventors or other entities to commercialize the IP.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $4.4 million at September 30, 2016, and net loss amounted to approximately $0.4 million and $2.6 million for the three and nine months ended September 30, 2016, respectively.  The Company had an approximately $137.8 million of accumulated deficit as of September 30, 2016.  The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Public Underwriting

On August 8, 2016, the Company closed on an underwritten public offering of 1,592,357 shares of the Company’s common stock at a price to the public of $1.57 per share (the “Offering Price”). Under the terms of the Underwriting Agreement, the Company granted the representative of the underwriters a 30-day option to purchase up to 231,349 additional shares of its common stock (the 30-day underwriters option expired unexercised). The net proceeds to the Company were $2.1 million, after deducting the underwriting discount and other estimated offering expenses payable by the Company.

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies other than described below to those previously disclosed in the 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 29, 2016.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2016, and the condensed consolidated results of its operations for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated results of its cash flows for the nine months ended September 30, 2016 and 2015. This report should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended December 31, 2015.

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

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds as of September 30, 2016, and consisted of highly liquid mutual funds and exchange-traded & closed-end funds during 2015.

During the three months ended September 30, 2016 and 2015, the Company incurred realized gain of approximately $56,000 and $0, respectively, and unrealized losses of approximately $91,000 and $0, respectively, on its investments in marketable securities, which are included in other income, net on the condensed consolidated statements of operations. In addition, during the three months ended September 30, 2016 and 2015, the Company earned dividend income of approximately $2,000 and $7,000, respectively, which is included in other income, net on the condensed consolidated statement of operations.

During the nine months ended September 30, 2016 and 2015, the Company incurred realized gain of approximately $66,000 and realized loss of $61,000, respectively, and unrealized losses of approximately $62,000 and unrealized gain of $45,000, respectively, on its investments in marketable securities, which are included in other income, net on the condensed consolidated statements of operations. In addition, during the nine months ended September 30, 2016 and 2015, the Company earned dividend income of approximately $19,000 and $48,000, respectively, which is included in other income, net on the condensed consolidated statement of operations.  The fair values of marketable securities held as of September 30, 2016 and December 31, 2015 were approximately $7.0 million and $3.4 million, respectively.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Impairment of Long-lived Assets (Including Patent Assets)

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment during the first nine months of 2016.

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

The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the condensed consolidated statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 5).

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share
Numerator:
Net Loss	$(446)	$(2,726)	$(2,573)	$(47,120)
Deemed capital contribution on extinguishment of preferred stock	-	-	31,480	-
Net (loss) income available to common stockholders	$(446)	$(2,726)	$28,907	$(47,120)

Denominator:
Weighted average number of common shares outstanding,	4,163,245	1,744,394	3,312,969	1,586,373

Earnings per basic share:
Net Loss	(0.11)	(1.56)	(0.78)	(29.70)
Deemed capital contribution on extinguishment of preferred stock	-	-	9.50	-
Net (loss) income available to common stockholders	$(0.11)	$(1.56)	$8.72	$(29.70)

Dilutive earnings per share
Numerator:
Net Loss	$(446)	$(2,726)	$(2,573)	$(47,120)
Deemed capital contribution on extinguishment of preferred stock	-	-	31,480	-
Net (loss) income available to common stockholders	$(446)	$(2,726)	$28,907	$(47,120)

Denominator:
Weighted average basic shares outstanding,	4,163,245	1,744,394	3,312,969	1,586,373
Weighted average effect of dilutive securities
Employee stock options	-	-	260	-
Convertible preferred stock	-	-	173,418	-
Restricted stock units	-	-	17,088	-
Weighted average diluted shares outstanding	4,163,245	1,744,394	3,503,735	1,586,373

Earnings per diluted share:
Net Loss	$(0.11)	$(1.56)	$(0.73)	$(29.70)
Deemed capital contribution on extinguishment of preferred stock	-	-	8.98	-
Net (loss) income available to common stockholders	$(0.11)	$(1.56)	$8.25	$(29.70)

Securities that could potentially dilute loss per share in the future that were included in the computation of diluted loss per share at September 30, 2016 and 2015 are as follows:

	As of September 30,
	2016	2015
Convertible preferred stock	2,926	265,517
Warrants to purchase common stock	1,251,709	410,780
Non-vested restricted stock awards	-	-
Non-vested restricted stock units	59,256	-
Options to purchase common stock	289,380	289,405
Total	1,603,271	965,702

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-01 will have on its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU 2016-09 will have on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-10 will have on its condensed consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its condensed consolidated statements of cash flows.

Note 4. Intangible Assets

Patent Portfolio and Patent Rights

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts related to acquired intangible assets as of September 30, 2016 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2015, net	$9,799	4.63
Amortization expenses	(1,598)
Patent Portfolios and Patent Rights at September 30, 2016, net	$8,201	3.89

The amortization expenses related to acquired intangible assets for the three and nine months ended September 30, 2016 and 2015 are as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Date Acquired and Description	2016	2015	2016	2015
7/24/13 - Rockstar patent portfolio	$26	$35	$78	$268
9/10/13 - North South patent portfolio	8	10	23	74
12/31/13 - Rockstar patent portfolio	502	677	1,497	5,252
	$536	$722	$1,598	$5,594

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Three Months Ended December 31, 2016	$26	$8	$502	$536
Year Ended December 31, 2017	104	30	1,995	2,129
Year Ended December 31, 2018	104	31	1,995	2,130
Year Ended December 31, 2019	104	31	1,995	2,130
Year Ended December 31, 2020	104	31	995	1,130
Thereafter	110	36	-	146
Total	$552	$167	$7,482	$8,201

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Equitable Agreement

In March 2016, the Company entered into an agreement (which was subsequently amended) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of the Company’s patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company has worked together with Equitable to develop and revise the Company’s ongoing litigation plan. Under the Monetization Agreement, Equitable is obligated to use its best, commercially reasonable efforts to monetize the Company’s patents. To that end, Equitable has filed ten currently pending litigations. The Company will share net monetization revenue derived from all monetization activity equally with Equitable. To facilitate the litigation plan, approximately 186 of over 330 of the Company’s patents and applications have been assigned to Equitable, which will pay all maintenance and prosecution fees going forward. No assigned patents may be transferred by Equitable to a third party without the Company’s consent. In the event that all terms of the Monetization Agreement are met by December 2017, the Company will further assign approximately 140 additional patents and applications to Equitable for monetization. The Company has retained a grant-back license to practice all transferred patents.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2016 and December 31, 2015 ($ in thousands):

	Fair value measured at September 30, 2016
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds	$6,968	$-	$6,968	$-

Liabilities
Fair value of warrant liabilities	$904	$-	$-	$904

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,392	$3,392	$-	$-

Liabilities
Fair value of warrant liabilities	$2,959	$-	$-	$2,959

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2016.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

On December 7, 2015, the Company issued Series A warrants to purchase up to 1,052,624 shares of common stock and Series B warrants to purchase up to 842,099 shares of common stock contained in December Offering. Series A Warrants have an exercise price of $3.80 per share and are exercisable at any time between December 7, 2015 and May 6, 2016. 852,624 shares of Series A warrants expired on May 24, 2016, and no Series A Warrants remain outstanding as of September 30, 2016. Series B Warrants have an exercise price of $4.75 per share and are exercisable at any time between December 7, 2015 and December 6, 2020. The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the condensed consolidated balance sheet as a current liability.

The Series A and Series B warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of September 30, 2016 is as follows:

Date of valuation	September 30, 2016
Risk-free interest rate	0.45% - 1.14%
Expected volatility	100% - 147.10%
Expected life (in years)	0.07 - 4.31
Expected dividend yield	-

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and 2015 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	September 30, 2016	September 30, 2015
Beginning balance	$2,959	$-
Recognition of warrant liabilities	-	-
Fair value adjustment of warrant liabilities	(2,055)	-
Ending balance	$904	$-

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

Common Stock

On August 8, 2016, the Company closed on an underwritten public offering of 1,592,357 shares of the Company’s common stock at a price to the public of $1.57 per share. Under the terms of the Underwriting Agreement, the Company granted the representative of the underwriters a 30-day option to purchase up to 231,349 additional shares of its common stock (the 30-day underwriters option expired unexercised). The net proceeds to the Company were $2.1 million, after deducting the underwriting discount and other estimated offering expenses payable by the Company.

Preferred Stock

The Company had designated separate series of its capital stock as of September 30, 2016 and December 31, 2015 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	September 30, 2016	December 31, 2015	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "C"	-	-	0.0001	0.05:1
Series “D"	4,725	4,725	0.0001	0.53:1
Series “D-1"	834	834	0.0001	0.53:1
Series “F-1"	-	-	0.0001	0.05:1
Series “H"	-	381,967	0.0001	0.53:1
Series “I”	-	-	0.0001	1.05:1
Series “J”	-	-	0.0001	0.05:1
Series “K”	-	1,240	0.0001	263.16:1

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2016, no shares of Series H Preferred Stock remained issued and outstanding.

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

During the nine months ended September 30, 2016, 1,240 shares of Series K Preferred Stock were converted into 326,315 shares of Common Stock. As of September 30, 2016, no shares of Series K Preferred Stock remained issued and outstanding.

Warrants

A summary of warrant activity for the nine months ended September 30, 2016 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	2,304,888	$7.98	$-	2.83
Exercised	(200,000)	3.80
Expired	(853,179)			-
Outstanding as of September 30, 2016	1,251,709	$10.15		4.16
Exercisable as of September 30, 2016	1,251,709	$10.15	$-	4.16

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

During the nine months ended September 30, 2016, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 19,735 options to five of the Company’s directors. The aggregate grant date fair value of these options was approximately $31,000.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	286,487	$89.07	$-	5.0
Employee options granted	19,735	1.98	-	4.6
Outstanding as of September 30, 2016	306,222	$83.46	$-	4.3
Options vested and expected to vest	306,222	$83.46	$-	4.3
Options vested and exercisable	296,357	$86.17	$-	4.3

A summary of option activity under the Company’s non-employee stock option plan for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	2,893	$98.07	$-	5.4
Non-employee options granted	-	-	-	-
Outstanding as of September 30, 2016	2,893	$98.07	$-	4.7
Options vested and expected to vest	2,893	$98.07	$-	4.7
Options vested and exercisable	2,893	$98.07	$-	4.7

Stock-based compensation associated with the amortization of stock option expense was approximately $5,000 and $64,000 for the three months ended September 30, 2016 and 2015, and was approximately $26,000 and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. Unamortized stock-based compensation expense amounted to approximately $9,000 at September 30, 2016, and will be amortized over 0.59 years.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

A summary of the restricted stock award activity for the nine months ended September 30, 2016 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2015	-	$-
Granted	164,113	1.52
Vested	(164,113)	1.52
Nonvested at September 30, 2016	-	$-

Restricted Stock Units

On May 20, 2016, Mr. Hayes was granted an award of restricted stock units totaling 118,512 shares of common stock, which will vest upon the achievement of agreed upon performance milestones.

A summary of the restricted stock award activity for the nine months ended September 30, 2016 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2015	-	$-
Granted	118,512	1.52
Vested	-	-
Nonvested at September 30, 2016	118,512	$1.52

As of September 30, 2016, the Company had unrecognized stock-based compensation expense related to restricted stock unit awards of approximately $50,000, which is expected to be recognized over the remaining weighted-average vesting period of 0.25 years.

Stock-based Compensation

Stock-based compensation for the three and nine months ended September 30, 2016 and 2015 was comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Employee restricted stock awards	$-	$-	$-	$11
Employee restricted stock units	49	-	72	-
Employee stock option awards	5	64	26	154
Non-employee restricted stock awards	-	25	255	58
Total compensation expense	$54	$89	$353	$223

Note 7. May RPX License Agreement

On November 23, 2015, the Company and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX members. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications that originated at Nortel Networks (“Nortel”) and were purchased by the Company from Rockstar, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company. While the license granted to RPX is non-exclusive and the duration of the license is for the life of the patents, the Company’s ongoing obligations in the arrangement is to provide certain specific RPX licensors with a non-exclusive license to any new patents that may be acquired by or exclusively licensed to the Company during the two-year period following the effective date of the agreement. Therefore, the Company will recognize $0.6 million revenue ratably over the two-year period that it is obligated to provide these RPX licensees with licenses to such new patents. During the three and nine months ended September 30, 2016, the Company recorded approximately $73,000 and $217,000, respectively, in revenue related to the amortization of the license.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

The carrying value of Series H Convertible Preferred Stock on the extinguishment date was estimated at approximately $31.9 million. The fair value on the same date was estimated at approximately $414,000 based upon equivalent common shares that the Series H Convertible Preferred Stock could have converted into at the closing price on May 23, 2016. This resulted in the Company receiving cash from RPX of $4.4 million, a deemed dividend of approximately $31.5 million, short term deferred revenue $1.1 million and long term deferred revenue of $3.7 million. The deferred revenue will be amortized over a 5-year service period as the RPX License includes a standstill agreement which requires Spherix to provide the licensee with the right to use any future acquired patents for five years. During the three and nine months ended September 30, 2016, the Company recorded approximately $241,000 and $346,000, respectively, in revenue related to the amortization of the license.

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

Note 8. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company actively pursues legal remedies to enforce its intellectual property rights and to stop unauthorized use of use technology. From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. There were no pending material claims or legal matters as of the date of this report other than the following matters:

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.  On July 18, 2016, we timely filed our Opening Brief in our appeal to the Federal Circuit. Uniden’s reply brief was filed on August 30, 2016. On September 26, 2106, we timely filed our reply brief. The Federal Circuit is soon expected to calendar oral argument, which is anticipated to occur in the next few months.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Spherix Incorporated v. Level 3 Communications, Inc. et al., Case No. 1:16-cv-00307-RGA, in the United States District Court for the Eastern District of Virginia

On April 26, 2016, we initiated litigation against Level 3 Communications, Inc. and TW Telecom, Inc. in Spherix Incorporated v. Level 3 Communications, Inc. et al., Case No. 1:16-cv-00307-RGA, in the United States District Court for the District of Delaware for infringement of U.S. Patent No. RE40,999 (the ‘999 Patent”). We are seeking relief in the form of a finding of infringement of the ‘999 Patent, damages sufficient to compensate us for Defendants’ infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and our attorney’s fees. On July 21, 2016, we filed a motion to dismiss the litigation without prejudice to re-filing the same allegations. On July 25, 2016, the Court closed the case.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The employment agreement with Mr. Hayes also contains customary confidentiality, noncompetition, non-solicitation and non-disparagement provisions.

In addition, as previously disclosed, Mr. Hayes was granted an award of restricted stock units totaling 118,512 shares of common stock, which will vest upon the achievement of certain agreed upon milestones.

On August 24, 2016, the Board of Directors of the Company appointed Mr. Eric Weisblum to serve as director of the Company, effective upon his acceptance of such position. Mr. Weisblum is not currently expected to be appointed as a member of any of the Board committees, although the Board is continuing to evaluate whether Mr. Weisblum may be appointed to a Board committee in the future. There is no written agreement or understanding between Mr. Weisblum and any other person pursuant to which Mr. Weisblum was appointed as a director. Mr. Weisblum is not a party to any transactions that would require disclosure under Item 404(a) of Regulation S-K and has not entered into any material plan, contract, arrangement or amendment in connection with his election to the Board. Mr. Weisblum is eligible to participate in all compensatory arrangements from time to time in effect for the Company’s other Board members.

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

During the three months ended September 30, 2016, revenue was approximately $0.3 million, which is the amortization of deferred revenue related to RPX License Agreements. During the three months ended September 30, 2015, there was no revenue.

During the three months ended September 30, 2016, we incurred a loss from operations of approximately $1.5 million, compared to $2.0 million for the same period in 2015. The reduction in net loss was primarily attributed to a reduction in professional fees as we streamline our operations. During the three months ended September 30, 2016 and 2015, we recorded approximately $0.5 million and $0.7 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013. We have also recorded approximately $0.8 million and $0.3 million in compensation expense, respectively.

During the three months ended September 30, 2016, other income was approximately $1.0 million as compared to other expense of $767,000 for the comparable prior period. The increase in other income was primarily attributed to a $1.0 million change in fair value of warrant liabilities.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

During the nine months ended September 30, 2016, revenue was approximately $0.6 million, which is the amortization of deferred revenue related to RPX License Agreements. During the nine months ended September 30, 2015, revenue was nominal.

During the nine months ended September 30, 2016, we incurred a loss from operations of $4.7 million, compared to $46.4 million for the same period in 2015. The reduction in net loss was primarily attributable to the $37.2 million impairment charge taken against goodwill and intangible assets in the 2015 period. During the nine months ended September 30, 2016 and 2015, we recorded $1.6 million and $5.6 million in amortization expenses related to the Rockstar patents acquired by the Company during 2013.

During the nine months ended September 30, 2016, other income was approximately $2.1 million as compared to other expense of $742,000 for the comparable prior period. The increase in other income was primarily attributed to a $2.1 million in change in fair value of warrant liabilities due to expiration of 853,179 shares of warrants during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, we incurred a $31.5 million of deemed capital contribution on preferred stock related to the cancellation of 381,967 shares of Series H Preferred Stock pursuant to the RPX license agreement.

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

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. We have a working capital of approximately $4.4 million and working capital deficiency of $0.6 million at September 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents were approximately $0.3 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively. Marketable securities were approximately $7.0 million and $3.4 million as of September 30, 2016 and December 31, 2015, respectively.

Cash Flows from Operating Activities - During the nine months ended September 30, 2016 and 2015, we generated approximately $0.9 million and used $3.7 million, respectively, of cash in operating activities.  The cash provided by operating activities for the nine months ended September 30, 2016 primarily resulted from significant non-cash charges related to amortization expenses of $1.6 million, stock-based compensation expense of approximately $0.4 million and approximately $3.8 million of deferred revenue, partially offset by approximately $2.6 million net loss and $2.1 million of change in fair value of warrant liabilities.

Cash Flows from Investing Activities - During the nine months ended September 30, 2016, we used approximately $3.6 million of cash investing activities.  The cash used in investing activities primarily resulted from our purchase of marketable securities for the nine months ended September 30, 2016 of approximately $15.7 million and purchase of property and equipment of approximately $3,000, partially offset by sale of marketable securities of approximately $12.1 million. The cash provided by investing activities for the nine months ended September 30, 2015 primarily resulted from our sale of marketable securities of $6.5 million, offset by purchase of marketable securities of $3.8 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the nine months ended September 30, 2016 was approximately $2.9 million, which related to approximately $2.1 million proceeds from underwritten public offering of 1,592,357 shares of the Company’s common stock and $0.8 million proceeds from exercise of 200,000 shares of warrants, partially offset by the payment for the cancellation of common stock of approximately $4,000. Cash provided by financing activities for the nine months ended September 30, 2015 was approximately $0.4 million, which related to the redemption of Series I redeemable convertible preferred stock.

Our financial statements for the nine months ended September 30, 2016 indicated there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to retain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $4.4 million at September 30, 2016.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

We have an effective shelf registration statement on Form S-3 (No. 333-198498) filed with the SEC, which was filed and prepared in reliance on Instruction I.B.6. of Form S-3. Instruction I.B.6 imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period, which is as follows:  at the time we sell securities pursuant to this registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale.  Based on this calculation and primarily as a result of our sale of approximately $1.5 million of Common Stock and warrants for the purchase of Common Stock on July 15, 2015, we were ineligible to sell any securities pursuant to our effective registration statement on Form S-3 until August 1, 2016.  On August 2, 2016, pursuant to the Company’s effective shelf registration statement on Form S-3, and the prospectus supplements filed thereto, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. as representative of the several underwriters listed on Schedule I thereto, relating to the public offering and sale of up to 1,592,357 shares of the Company’s common stock at a price to the public of $1.57 per share. Under the terms of the Underwriting Agreement, the Company had granted the representative of the underwriters a 30-day option to purchase up to 231,349 additional shares of its common stock, which expired without being exercised. The gross proceeds to the Company were $2,500,000, before deducting the underwriting discount and other estimated offering expenses payable by the Company given that there was no exercise by the Underwriters of their over-allotment option. Sale of such 1,592,357 shares closed on August 8, 2016.

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

With respect to the quarter ended September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) is April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which they requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay. On July 18, 2016, we timely filed our Opening Brief in our appeal to the Federal Circuit. Uniden’s reply brief was filed on August 30, 2016. On September 26, 2106, we timely filed our reply brief. The Federal Circuit is soon expected to calendar oral argument, which is anticipated to occur in the next few months.

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

Spherix Incorporated v. Level 3 Communications, Inc. et al., Case No. 1:16-cv-00307-RGA, in the United States District Court for the Eastern District of Virginia

On April 26, 2016, we initiated litigation against Level 3 Communications, Inc. and TW Telecom, Inc. in Spherix Incorporated v. Level 3 Communications, Inc. et al., Case No. 1:16-cv-00307-RGA, in the United States District Court for the District of Delaware for infringement of U.S. Patent No. RE40,999 (the ‘999 Patent”). We are seeking relief in the form of a finding of infringement of the ‘999 Patent, damages sufficient to compensate us for Defendants’ infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and our attorney’s fees. On July 21, 2016, we filed a motion to dismiss the litigation without prejudice to re-filing the same allegations. On July 25, 2016, the Court closed the case.

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

Our loss from operations for the three and nine months ended September 30, 2016 was $1.5 million and $4.7 million. Our net loss attributable to common stockholders for the three months ended September 30, 2016 was $0.4 million and net income of $28.9 million for the nine months ended September 30, 2016. Our accumulated deficit was $137.9 million at September 30, 2016. We may not achieve profitable operations.

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

On December 1, 2015, the Federal Rules of Civil Procedure were amended to require a heightened pleading standard for a plaintiff when filing a patent infringement complaint. Prior to the amendment, patent complaints could follow the general pleading provided in the model patent complaint provided by Form 18. Form 18 has now been eliminated. Patent infringement complaints must now satisfy the pleading standards established by the Supreme Court’s landmark decisions in Twombly and Iqbal , which require a patent plaintiff to demonstrate that its claims are “plausible.” The effects of this change on patent litigation are yet to be determined. It may likely result in more challenges to the sufficiency of patent complaints, which will increase the cost of litigation. This requirement may also impact the amount of research that is required before a patent infringement complaint can be filed.

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

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Based on this calculation and as a result of our sale of common stock that closed on August 8, 2016, we are currently ineligible (for the immediately subsequent 12-month period) to sell securities pursuant to our effective registration statement on Form S-3. If, or when, our non-affiliate market cap were to rise to a level above the above-referenced 1/3 limit calculation (utilized for the August 2016 offering), we would then be eligible to sell additional securities within this same 12-month period under our effective S-3 registration statement; however, there is no guarantee that this threshold would be reached or whether we would consider any additional offerings in this period. Whether we sell securities under the registration statement will depend on a number of factors, including availability of our existing S-3 under the 1/3 limitation calculations set forth in Instruction I.B.6 of Form S-3, the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital. Furthermore, Instruction I.B.6. of Form S-3 requires that the issuer have at least one class of common equity securities listed and registered on a national securities exchange. If we are not able to maintain compliance with applicable NASDAQ rules, we will no longer be able to rely upon that Instruction. If we cannot sell securities under our shelf registration, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

On March 24, 2015, we received a deficiency notice from NASDAQ that the bid price of our common stock no longer met NASDAQ’s continued listing requirements.  According to the notice, in order to regain compliance with the NASDAQ listing rules, our common stock would need to have a closing bid price of at least $1.00 per share for at least 10 consecutive trading days no later than September 21, 2015. On September 22, 2015, we received a letter from NASDAQ granting us an additional 180 days, or until March 21, 2016, to regain compliance. On March 4, 2016, our common stock underwent a 1-for-19 reverse stock split. As of the close of trading on March 17, 2016, the closing bid price of our common stock was at least $1.00 per share for 10 consecutive trading days and, accordingly, we regained compliance with NASDAQ’s continued listing requirements. There can be no assurance that we will be able to remain in compliance in the future. In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control. See “Our share price may be volatile and there may not be an active trading market for our common stock ”.

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

As of November 9, 2016, we had outstanding 4,820,957 shares of common stock (on a split-adjusted basis), of which our directors and executive officers owned 22,851 shares which are subject to the limitations of Rule 144 under the Securities Act.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.     Exhibits

1.1	Underwriting Agreement, dated August 2, 2016, by and among Spherix Incorporated and the underwriters named on Schedule I thereto (incorporated by reference to the Form 8-K filed on August 2, 2016)
31.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated

(Registrant)

Date: November 14, 2016	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By: /s/ Frank Reiner
Frank Reiner
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

