Form 10-K
period 2016-12-31
SPHERIX INC
filed 2017-03-31
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-5576

SPHERIX INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, 11th Floor

New York, NY 10020

(Address of principal executive offices)

Registrant’s telephone number, including area code: 703-992-9325

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2016: $7,676,802 based upon the closing sale price of our common stock of $2.38 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status in not necessarily a conclusive determination for other purposes.

There were 4,943,929 shares of the Registrant’s Common Stock outstanding as of March 30, 2017.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements are often identified by the words “will,” “may,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and words of similar import.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, including those described in “Risk Factors” below that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

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

In July 2013, we acquired 7 patents in the field of mobile communications from Rockstar Consortium US LP (“Rockstar”).  This acquisition represented the first transaction believed to have been completed by Rockstar with any publicly traded company.  Rockstar was launched in 2011 as an intellectual property licensing company to manage a patent portfolio related to the pre-bankruptcy technology and businesses of Nortel Networks (“Nortel”).  Rockstar was formed by Apple, Inc., Microsoft Corporation, Sony Corporation, Blackberry Limited and LM Ericsson Telephone Company.

In September 2013, we acquired North South Holdings, Inc. (“North South”) and its 222 patents in the fields of wireless communications, satellite, solar, and radio frequency and 2 patents in the field of pharmaceutical distribution. The 222 patents were developed by Harris Corporation, a leader in defense communications and electronics and acquired by North South prior to our acquisition of North South.

In December 2013, we acquired an additional 101 patents and patent applications from Rockstar in consideration for approximately $60 million of our securities consisting of common stock and preferred stock.  The patents had been developed by Nortel and acquired by Rockstar following Nortel’s bankruptcy in 2011.  The December 2013 acquisition included patents covering internet access and video and data transmission, among other things.  We believe that many of these Nortel/Rockstar patents are standard essential patents, meaning they potentially cover various industry standards in wide use (although there is no assurance that a court or third-party would agree with such description).

Since our shift in focus to an intellectual property monetization platform, we have not generated any significant revenues.  We have incurred losses from operations for the years ended December 31, 2016 and 2015 of $8.6 million and $52.0 million, respectively. Our net income attributable to common stockholders was approximately $25.0 million, including $31.5 million of deemed capital contribution on extinguishment of preferred stock for the year ended December 31, 2016.  Our accumulated deficit was $141.7 million at December 31, 2016.

On March 24, 2015, we received a deficiency notice from NASDAQ that the bid price of our common stock did not meet NASDAQ’s continued listing requirements.  According to the notice, in order to regain compliance with the NASDAQ listing rules, our common stock would need to have a closing bid price of at least $1.00 per share for at least 10 consecutive trading days no later than September 21, 2015. On September 22, 2015, we received a letter from NASDAQ granting us an additional 180 days, or until March 21, 2016, to regain compliance. On March 4, 2016, our common stock underwent a 1-for-19 reverse stock split. On March 18, 2016, we received a letter from NASDAQ informing us that we had regained compliance with NASDAQ’s continued listing requirements.

On November 23, 2015, we and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX clients. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”) then held by RPX, as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications acquired from Rockstar that originated at Nortel, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company.

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

Further, we agreed, until May 23, 2016 (the “Standstill Period”) that: (a) we and RPX would engage in good faith negotiations for the grant of additional license rights to RPX’s other members in exchange for additional consideration to us; (b) we would not divest, transfer, or exclusively license any of our current patents; (c) neither RPX nor any RPX affiliate would challenge, or knowingly and intentionally assist others in challenging, the validity, enforceability, or patentability of any of our patents in any court or administrative agency having jurisdiction to consider the issue; and (d) we would not bring an action against current RPX clients for patent infringement.

Following the Standstill Period, as a result of the release of the RPX Security Interest, the patents may be leveraged, divested, transferred or exclusively licensed in a manner that is beneficial to us and our stockholders. We retained the right to bring claims under the patents at any time against other parties who are not licensees or beneficiaries under the RPX License. We also retained rights, following the Standstill Period, to bring claims under the patents against current RPX clients who did not become licensees or beneficiaries during the Standstill Period and, with respect to Juniper, under all of the patents other than the six Asserted Patents.

In March 2016, we entered into an agreement (which was subsequently amended in April and May 2016) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of our patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company is working together with Equitable to further develop and revise our ongoing litigation plan. See Note 4 to the Company’s audited financial statements for additional details surrounding the Monetization Agreement.

On May 23, 2016, we and RPX, entered into a second, separate Patent License Agreement (the “Second RPX License”) under which we granted RPX the right to sublicense various patent rights only to current RPX clients (as of May 23, 2016). In exchange for the rights we granted under the Second RPX License, we received the following consideration: (i) a cash payment made to us in May 2016 in the amount of $4,355,000; and (ii) cancellation of the remaining 381,967 shares of our outstanding Series H Convertible Preferred Stock currently held by RPX, having a total carrying amount of $31,894,244 at the time the stock was issued to Rockstar.

In consideration of the above, we granted RPX the rights to grant to its current clients: (i) a fully paid portfolio license, to the extent such parties did not already have licenses to the Company’s patents; (ii) a covenant-not-to-sue current RPX clients for supply of chipsets; (iii) a standstill of litigation involving any patents acquired in the next five years.

In connection with the Second RPX License, we also granted to Alcatel-Lucent a license to the portfolio acquired from North South.

Under a separate agreement between us and RPX, we granted RPX the ability to grant to VTech Telecommunications Ltd. (“VTech”) a sublicense for a fully paid portfolio license in exchange for an additional $20,000 in cash consideration.

The license granted under the terms of the RPX License described herein does not extend to entities/companies that are not clients of RPX and provide chipsets or other hardware to current RPX clients.

In January of 2017, we settled our patent litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) and granted Uniden a license limited to the patents we originally asserted against Uniden and VTech, including U.S. Patent Nos. 5,581,599 (the “599 Patent”); 5,752,195; 5,892,814; 6,614,899; and 6,965,614 (See Item 3 for a description of the Uniden litigation). The Company’s appeal at the Federal Circuit against the Patent and Trademark Office for its decision of patent invalidity of the ‘599 Patent will continue without Uniden as a party (see Item 3).

Our principal executive offices are located at One Rockefeller Plaza, 11th Floor New York, NY 10020, and our telephone number is 703-992-9325.

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

Our Business Model

We are a patent commercialization company focused on generating revenues from the monetization of intellectual property, or IP.  Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign, or through the settlement and litigation of patents.  We intend to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that we own, that we manage for others, or that others manage on our behalf by agreement. To date, we have generated minimal revenues and no assurance can be provided that our business model will be successful.

We continually work to enhance our portfolio of intellectual property through acquisition and strategic partnerships. Our mission is to partner with inventors, or other entities, who own undervalued intellectual property. We then work with the inventors or other entities to commercialize the IP.

Our Products and Services

We acquire IP from patent holders in order to maximize the value of their patent holdings by conducting and managing a licensing campaign. Some patent holders have limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies or they simply make the strategic business decision to outsource their intellectual property licensing. They can include individual inventors, large corporations, universities, research laboratories and hospitals. Typically, we, or an operating subsidiary, acquire a patent portfolio in exchange for securities of the Company, an upfront cash payment, a percentage of our operating subsidiary’s net recoveries from the licensing and enforcement of the portfolio, or a combination of the foregoing.

Competition

We encounter significant competition from others seeking to acquire interests in intellectual property assets and monetize such assets. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.  Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Vringo, Inc. (NYSE MKT: VRNG), VirnetX Holding Corp. (NYSE MKT: VHC), Acacia Research Corporation (NASDAQ: ACTG), RPX Corporation (NASDAQ: RPXC), Marathon Patent Group, Inc. (NASDAQ: MARA) and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of its assets.

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

The portfolio we are working with Equitable to monetize pursuant to the Monetization Agreement is currently comprised of over 290 patents and patent applications (the “Portfolio”).  The Portfolio includes both U.S. and foreign patents and pending patent applications in the wireless communications and telecommunication sectors including data, optical and voice technology, antenna technology, Wi-Fi, base station functionality, and cellular.

Most of the patents in the Portfolio are publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.

The lives of the patent rights in the Portfolio have a wide duration ranging from 2017 to 2026.

Patent Enforcement Litigation

We, Equitable or its subsidiaries may often be required to engage in litigation to enforce the patent rights associated with the Portfolio. Such patent enforcement related litigation typically involves allegations of infringement by third parties of certain of the patented technologies claimed in the Portfolio.  The material litigations in which the patents are currently engaged are described in greater detail in Item 3 of this Annual Report.

Employees

As of December 31, 2016, we have five full-time employees, none of which are represented by a labor union or covered by a collective bargaining agreement.

Item 1A.	RISK FACTORS.

Risks Related to Our Business

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an early-stage company.

Since we have a limited operating history in our current business of patent licensing and monetization, it will make it difficult for investors and securities analysts to evaluate our business and prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.  Investors should evaluate an investment in our securities in light of the uncertainties encountered by early stage companies in an intensely competitive industry and in which the potential licenses and/or defendants from which the Company seeks to obtain recoveries are largely well-capitalized companies with resources (financial and otherwise) significantly greater than the Company’s.  There can be no assurance that our efforts will be successful or that we will be able to become profitable.

We continue to incur operating losses and may not achieve profitability.

Our loss from operations for the years ended December 31, 2016 and 2015 was $8.6 million and $52.0 million, respectively. Our net income attributable to common stockholders for the years ended December 31, 2016 was $25.0 million and net loss attributable to common stockholders for the years ended December 31, 2015 was $42.3 million. Our accumulated deficit was $141.7 million at December 31, 2016. We recognized $877,000 in revenue in 2016. Our ability to become profitable depends upon our ability to generate revenue from the monetization of intellectual property. We do not know when, or if, we will generate any revenue from such monetization. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

We expect to need additional capital to fund our growing operations and if we are unable to obtain sufficient capital, we may be forced to limit the scope of our operations.

We expect that for our business to grow we will need additional working capital.  If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business or pay our outstanding obligations, and we will have to modify our business plans accordingly.  These factors would have a material adverse effect on our future operating results and our financial condition.

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

We are required to assess goodwill for impairment if events occur or circumstances changed that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions and other factors. As a result of decline in the market value of our common stock during the year ended December 31, 2016, we recorded a $2.7 million impairment charge to our intangible assets. If the fair value of our reporting units or finite intangible assets is less than their book value in the future, we could be required to record additional impairment charges. A continued decline of the market price of our common stock could result in additional impairment charges in the future. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The focus of our business is to monetize intellectual property, including through licensing and enforcement.  We may not be able to successfully monetize the patents which we acquire and thus may fail to realize all of the anticipated benefits of such acquisition.

We acquired our patents and patent applications during 2013 in three transactions which significantly changed the focus of our business and operations.  We currently own and license several hundred patent assets and although we may seek to commercialize and develop products, alone or with others, there is no assurance that we will be able to successfully commercialize or develop products and such commercialization and development is not a core focus of our business.  There is significant risk involved in connection with our activities in which we seek to monetize the patent portfolios that we acquired from Rockstar and North South.

In March 2016, the Company entered into an agreement (which was subsequently amended) with Equitable to facilitate the monetization of the Company’s patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company has worked together with Equitable to develop and revise the Company’s ongoing litigation plan. Under the Monetization Agreement, Equitable is obligated to use its best commercially reasonable efforts to monetize the Company’s patents. To that end, Equitable has filed ten litigations, which are currently pending. The Company will share net monetization revenue derived from all monetization activity equally with Equitable. To facilitate the litigation plan, approximately 186 of over 330 of the Company’s patents and applications have been assigned to Equitable, which will pay all maintenance and prosecution fees going forward. No assigned patents may be transferred by Equitable to a third party without the Company’s consent. In the event that all terms of the Monetization Agreement are met by December 2017, the Company will further assign approximately 140 additional patents and applications to Equitable for monetization. The Company has retained a grant-back license to practice all transferred patents.

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

In addition, the acquisition of patent portfolios is subject to a number of risks, including, but not limited to the following:

•	There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred that would have a negative effect on our results of operations, cash flows and financial position, lagging any potential revenues generated by such activity; and

•	The integration of a patent portfolio will be a time consuming and expensive process that may disrupt our operations. If our integration efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisition.

•	If we initiate a patent infringement suit against potential infringers, or if potential licensees initiate a declaratory judgment action or administrative review action against us, such potential infringers and/or licensees may successfully invalidate our patents, or a fact finder may find that the potential infringer’s products do not infringe our patents. Thus, we may not successfully monetize the patents. These activities are inherently risky, time consuming and costly.

Therefore, there is no assurance that the monetization of the patent portfolios we acquire will be successful, will occur timely or in a timeframe that is capable of prediction or will generate enough revenue to recoup our investment.

We presently rely exclusively on the patent assets we acquired from North South and Rockstar, which we are monetizing primarily through our agreement with Equitable.  If we are unable to commercialize, license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business will fail.

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

In connection with our business, we may commence legal proceedings against certain companies whose size and resources could be substantially greater than ours. We expect such litigation to be time-consuming, lengthy and costly, which may adversely affect our financial condition and our ability to survive or operate our business, even if the patents are valid and the cases we bring have merit.

To license or otherwise monetize our patent assets, we may be required to commence legal proceedings against certain large, well established and well-capitalized companies. We may allege that such companies infringe on one or more of our patents.  Our viability could be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation.  The defendants in litigation brought by us are likely to be much larger than us and have substantially more resources than we do, which would make success of our litigation efforts subject to factors other than the validity of our patents or infringement claims asserted.  Furthermore, as a public company, our level of cash resources and ability to incur expenditures on enforcing infringement claims is available to the public, including the entities against whom we seek to enforce our patents, and defendants may engage in tactics in an effort for us to utilize our remaining resources. The inability to successfully enforce our patents against larger more well-capitalized companies could result in realization through settlement or election to not pursue certain infringers, or less value from our patents, and could result in substantially lower than anticipated revenue realized from infringements and lower settlement values.

We anticipate that legal proceedings against infringers of our patents may continue for several or more years and may require significant expenditures for legal fees and other expenses.  Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  In addition, courts and the laws are constantly changing in a manner that could increase our fees and expenses for pursuing infringers, and also could result in our assumption of legal fees of defendants if we are unsuccessful.  Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights.  The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement.  Potential defendants could challenge our patents and our actions by commencing lawsuits seeking declaratory judgments declaring our patents invalid, not infringed, or for improper or unlawful activities.  If such defenses or counterclaims are successful, they may preclude our ability to obtain damages for infringement or derive licensing revenue from the patents.  A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business.  For example, on July 1, 2015, the United States District Court for the Eastern District of Virginia issued a Markman Order interpreting certain key claims in favor of the defendants in one of our actions against Verizon, resulting in the dismissal of our claims against Verizon with respect to one of our patents. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

Parties who are alleged infringers of our patent rights may also challenge the validity of our patents in proceedings before the United States Patent and Trademark Office.  These potential proceedings include ex parte reexaminations, inter partes review, or covered business method patent challenges.  These proceedings could result in certain of our patent claims being dismissed or certain of our patents being invalidated.  We would expend significant legal fees to defend against such actions.

Federal courts are becoming more crowded and, as a result, patent enforcement litigation is taking longer.

Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges and, as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2016, our internal control over financial reporting was not effective, due to our lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.  We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

In early 2016, we entered into a Monetization Agreement pursuant to which other more well-capitalized entities have the right to enforce our patent portfolio in exchange for royalties from enforcement proceeds. We may also enter into similar such agreements in the future. These agreements generally do not impose any affirmative obligation on the part of our contractual counterparties to enforce any rights under our patents. If these counterparties do seek to enforce rights under our patents, legal proceedings against infringers of our patents may continue for several or more years and it may be a significant period of time before we derive any income from these arrangements. These arrangements may also preclude us from enforcing these patents ourselves. Failure of these third parties to successfully enforce our patents may have an adverse effect on our revenues.

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

This pair of decisions lowered the threshold for obtaining attorneys’ fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination.

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

Following in the wake of the Supreme Court’s Alice decision, the lower courts have operated with a lack of guidance regarding patent eligibility. The Court of Appeals for the Federal Circuit, which has exclusive jurisdiction over patent appeals, has increasingly entered one-sentence orders under Federal Rule of Civil Procedure 36, in which it upholds decisions of patent invalidity with no guidance as to why invalidity was upheld. For example, in each of the following appeals from the U.S. district courts involving substantial issues under the Alice doctrine, the Federal Circuit entered a Rule 36 order, saying only in one sentence that the district court record supported the entry of judgment below.

1.	Becton Dickinson and Co. v. Baxter Int’l Inc., Appeal No. 15-1918 (decided May 9, 2016) re: remote pharmacy monitoring.

2.	IP Learn-Focus, LLC. v. Microsoft Corp., Appeal No. 15-1863 (decided July 11, 2016) re: a computer learning system comprising particular combinations of different types of sensors (e.g. optical sensors, nonoptical sensors and imaging sensors) and software programming, applied to MS’s Kinect device.

3.	Novo Tranforma Techs. L.L.C. v. Sprint Spectrum, L. P., Appeal No. 15-2012 (decided September 23, 2016) re: a payload delivery system that eliminates the incompatibility between different communication services employing different media for communicating information.

4.	Broadband iTV Inc. v. Hawaiian Tele., Inc., Appeal No. 16-1082 (decided September 26, 2016) re: automated control of video-on-demand technology.

5.	Blue Spike LLC v. Google, Inc., Appeal No. 16-1054 (decided October 10, 2016) re: alternatives to digital watermarking by creating a “Signal Abstract”, a smaller digital representation of the digital signal that can be used for identification purposes.

6.	Concaten, Inc. v. AmeriTrak Fleet Solutions, LLC, Appeal No. 16-1112 (decided October 11, 2016) re: a snow management system where real-time data is collected from a plurality of working snowplows and that data was then used to optimize the routing and operation of subsequent snowplow operations.

7.	GT Nexus, Inc. v. Inttra, Inc., Appeal No. 16-1267 (decided October 11, 2016) re: a computer network architecture called “common carrier system” that integrates existing automated carrier booking and tracking systems and enables multiple shippers and multiple carriers to communicate across a common platform.

8.	Netflix Inc. v. Rovi Corp., Appeal No. 15-1917 (decided November 7, 2016) re: automated viewing recommendations and book-marking in interactive program guides.

9.	American Needle, Inc. v. Zazzle Inc., Appeal No. 16-1550 (decided November 10, 2016) re: selling objects online using a two-dimensional format to preview merchandise in three dimensions.

10.	Personalized Media Commc’n LLC v. Amazon.com, Inc., Appeal No. 15-2008 (decided December 7, 2016) re: seven distinct network control applications from seven different and patentably distinct patents.

11.	MacroPoint LLC v. FourKites Inc., Appeal No. 16-1286 (decided December 8, 2016) re: five vehicle tracking applications.

12.	Voxathon LLC v. FCA US LLC, Appeal No. 16-1614 (decided December 9, 2016) re: technology for allowing drivers to access telephone calls through vehicle entertainment and data systems.

Several of the parties receiving these Rule 36 judgments have requested re-hearings, asking the Federal Circuit to provide Section 101 guidance en banc, but to date, none of these requests have taken up by the Court of Appeals.

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

On December 1, 2015, the Federal Rules of Civil Procedure were amended to require a heightened pleading standard for a plaintiff when filing a patent infringement complaint. Prior to the amendment, patent complaints could follow the general pleading provided in the model patent complaint provided by Form 18. Form 18 has now been eliminated. Patent infringement complaints must now satisfy the pleading standards established by the Supreme Court’s landmark decisions in Twombly and Iqbal, which require a patent plaintiff to demonstrate that its claims are “plausible.” It may likely result in more challenges to the sufficiency of patent complaints, which will increase the cost of litigation. This requirement may also impact the amount of research that is required before a patent infringement complaint can be filed.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws in their current or modified forms.  Compliance with any new or existing laws or regulations could be difficult and expensive, decrease the value of our intellectual property portfolio, increase the risk of unlicensed infringement of our intellectual property, or otherwise affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

Regulatory developments and pending litigation may render our business model less profitable and may have a material adverse effect on our results of operations.

We may negotiate with leading technology companies to invest in, aggregate and acquire or in-license additional portfolios of patents and other intellectual property for monetization. Recent regulatory developments, as well as pending litigation in the industry that is continuing to establish new laws and rules for the licensing and/or assertion of patents, may make this business model more difficult to execute, more risky and/or less profitable. As noted, new draft legislation, if proposed and passed by Congress, might place more significant hurdles to the enforcement of our patent rights, allow defendants increased opportunities to challenge our patents in court and in the USPTO, and increase the risks and costs of patent litigation for all parties, including us. In addition, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages a patent licensing company such as we might be entitled to. While we reject many of these arguments as improperly limiting the rights granted to legitimate patent holders under the Constitution and US patent laws, any one of these pending cases could result in new legal doctrines that could make our patent portfolios less valuable or more costly to enforce.

In addition, competition authorities in various countries and regions, as well as judicial actions in the United States and abroad are examining the rights and obligations of holders of standard essential patents (SEPs), and in some cases imposing restrictions and further obligations on the licensing and enforcement of SEPs. These changes in law and/or regulation may make our licensing programs more difficult, may render some or all SEP patents held by us unenforceable, or impose other restrictions, costs, impediments or harm to our patent portfolios.

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

We may be unsuccessful at integrating future acquisitions.

If we find appropriate opportunities in the future, we may acquire businesses to strategically increase the number of patents in our portfolio and pursue monetization. If we acquire a business, the process of integration may produce unforeseen operating difficulties and expenditures, fail to result in expected synergies or other benefits and absorb significant attention of our management that would otherwise be available for the ongoing development of our business. In addition, in the event of any future acquisitions, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets or finite-lived intangible assets. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of goodwill and indefinite-lived intangible assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to identify suitable acquisition opportunities, consummate any pending or future acquisitions or that we will realize any anticipated benefits from any such acquisitions.

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

We are required to spend significant time and resources to maintain the effectiveness of our assets by paying maintenance fees and making filings with the USPTO.  We may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO prior to issuance of patents.  Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business.  For instance, in connection with inter partes review in our now-settled litigations with VTech and Uniden, the Patent Trial and Appeals Board has found that certain portions of the claims relating to certain of our patents are invalid. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our other activities.

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

Our success depends in large part on our ability to identify unauthorized use of our intellectual property.  We believe that our trade secrets and non-patented technology may be key to identifying and differentiating our products and services from those of our competitors.  We may be required to spend significant resources to monitor and police our intellectual property rights.  If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

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

Our success depends in part on our ability to manage our existing portfolios of patent assets and manage our third party relationships necessary to monetize our assets effectively.  Our attorneys and experts are not bound by long-term contracts that ensure us consistent access to expertise necessary to enforce our patents, which is crucial to our ability to generate license revenues and prosecute infringers.  In addition, attorneys and experts can change the cost of the services they provide, such as contingent fees that we are required to pay, and our arrangements often require an increasing percentage of recoveries to be devoted to attorney’s fees depending on the length of time or stage of the case prior to settlement or recovery, reducing the residual amount available to us following conclusion of a case.  If an attorney, seller, inventor or expert decides not to provide needed assistance in connection with a case, or provides assistance to prospective licensees or defendants, we may not be able to timely replace this expertise with that from other sources or prevent such assistance to others from damaging our claims and prospects for recovery or licensing thus resulting in potentially lost cases, opportunities, or revenues and potentially diminishing the value of our patent assets.  The ability to utilize attorneys, sellers’ personnel, inventors or experts will depend on various factors, some of which are beyond our control.

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These rules, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.

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

If we fail to comply with NASDAQ’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Exchange Act.

Our share price may be volatile and there may not be an active trading market for our common stock.

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock.  The market prices of technology or technology related companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price.  We have experienced significant volatility in the price of our common stock.  From January 1, 2015 through December 31, 2016, the share price of our common stock (on a split-adjusted basis) ranged from a high of $21.47 to a low of $0.87. The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

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

Our common stock has been “thinly-traded” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. Our trading volumes are further adversely affected by the 1-for-19 reverse stock split that was effective as of March 4, 2016. In addition, we believe that due to the limited number of shares of our common stock outstanding, an options market has not been established for our common stock, limiting the ability of market participants to hedge or otherwise undertake trading strategies available for larger companies with broader shareholder bases which prevents institutions and others from acquiring or trading in our securities. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

During the last four years, we have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.  Investors must look solely to the potential for appreciation in the market price of the shares of our common stock to obtain a return on their investment.

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

As of December 31, 2016, we had outstanding 4,943,929 shares of common stock, of which our directors and executive officers owned 72,284 shares which are subject to the limitations of Rule 144 under the Securities Act.

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

Our main office is located in New York, New York where we lease two offices under a lease that expires on July 2017 with a monthly payment of $5,020. We also lease office space in Longview, Texas under a lease with monthly payments of $1,958 that expires June 30, 2017; and Bethesda, Maryland, under a lease with monthly payments of $15,107 that expires in March of 2018. We believe that the New York, Maryland and Texas facilities are sufficient to meet our needs.

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

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al, Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.  On July 18, 2016, we timely filed our Opening Brief in our appeal to the Federal Circuit. Uniden’s reply brief was filed on August 30, 2016. On September 26, 2016, we timely filed our reply brief. On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents. The appeal to the Federal Circuit continues with the Patent Office as an adverse party. On February 13, 2017, the Federal Circuit scheduled the oral argument for March 9, 2017. The Court heard our argument on March 9, 2017. On March 15, 2017, the Court issued an Order asking the Patent and Trademark Office to submit additional briefing on several issues to clarify the basis for its decision of patent invalidity by April 15, 2017.

International License Exchange of America, LLC v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

On April 26, 2016, we initiated litigation against Fairpoint Communications, Inc. in Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware (the “Court”) for infringement of U.S. Patent No. RE40,999 (the “999 Patent”). In the Complaint, we sought relief in the form of a finding of infringement of the ‘999 Patent, damages sufficient to compensate us for Fairpoint’s infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and the Company’s attorney’s fees. On October 13, 2016, Fairpoint filed its answer with no counterclaims. On November 16, 2016, International License Exchange of America, LLC, a wholly-owned subsidiary of Equitable (“ILEA”), filed a motion to substitute itself as the plaintiff, consistent with our Monetization Agreement with Equitable. On November 17, 2016, the Court granted ILEA’s motion.

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA has filed the patent infringement litigations listed below. The defendants in these cases have not yet filed answers to the complaints.

o	On August 12, 2016, litigation against Cincinnati Bell, Inc., case number 1:16-cv-00715-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. RE40,999 (“the ‘999 patent”), U.S. Patent No. 6,970,461, and U.S. Patent No. 7,478,167. On March 8, 2017, Cincinnati Bell filed a motion to dismiss, alleging lack of personal jurisdiction and improper venue.
o	On August 12, 2016, litigation against Frontier Communications Corporation, case number 1:16-cv-00714-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On August 12, 2016, litigation against Echostar Corporation, case number 1:16-cv-00716-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.

o	On August 15, 2016, litigation against ATN International, Inc. Commnet Wireless, LLC Choice Communications LLC, and Choice Communications, LLC (“Choice Wireless”), case number: 1:16-cv-00718-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On August 15, 2016, litigation against Sprint Corporation and Clearwire Corporation case number 1:16-cv-00719-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, ViaSat filed a motion to dismiss, alleging failure to state a plausible claim of patent infringement.
o	On August 16, 2016, litigation against ViaSat, Inc., case number 1:16-cv-00720-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On September 9, 2016, litigation against Fortinet Inc., case number 1:16-cv-00795-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, Fortinet filed its answer to the Complaint.
o	On September 9, 2016, litigation against GTT Communications, Inc., case number 1:16-cv-00796-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On November 22, 2016, litigations against Alcatel-Lucent SA and Alcatel-Lucent USA Inc., case number 1:16-cv-01077-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 7,158,515; 6,222,848; 6,578,086; and 6,697,325.

Counterclaims

In the ordinary course of business, we, or with our wholly-owned subsidiaries or monetization partners, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, there are no counterclaims pending against us. In the event such counterclaims are filed, we can provide no assurance that the outcome of these claims will not have a material adverse effect on our financial position and results from operations.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol SPEX.  No dividends were paid in 2016 or 2015 and we do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

The following table sets forth the high and low closing prices for our common stock, as reported by the NASDAQ Capital Market, on a split-adjusted basis accounting for our 1-for-19 reverse stock split effected on March 4, 2016, for the periods indicated.

Period	High	Low
2015
First Quarter	$21.47	$14.82
Second Quarter	$15.58	$9.12
Third Quarter	$11.02	$3.99
Fourth Quarter	$10.07	$2.66

2016
First Quarter	$2.66	$1.71
Second Quarter	$3.07	$1.86
Third Quarter	$2.36	$1.26
Fourth Quarter	$1.51	$0.87

On March 30, 2017, the closing price of our common stock, as reported by the NASDAQ Capital Market, was $1.12.  As of March 30, 2017, we had approximately 122 holders of record of our common stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2016 (on a split-adjusted basis).

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (1)	warrants and rights	column (1)) (2)
Equity compensation plans approved by security holder	312,984	$82.39	269,115
Equity compensation plans not approved by security holder	-	-	-
	312,984		269,115

(1)	Consists of options to acquire 282 shares of our common stock under the 2012 Equity Incentive Plan, 105,610 shares of our common stock under the 2013 Equity Incentive Plan and 207,092 under the 2014 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plan or any other individual compensation arrangement.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Stock-based Compensation

We account for share-based payment awards exchanged for employee services at the estimated grant date fair value of the award.  Stock options issued under our long-term incentive plans are granted with an exercise price equal to no less than the market price of our stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a one- to five-year period.

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

Intangible Assets - Patent Portfolios

Intangible assets include our patent portfolios with original estimated useful lives ranging from 6 months to 12 years. We amortize the cost of the intangible assets over their estimated useful lives on a straight line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

We monitor the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, we will perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. We deemed it was necessary to test our intangible assets for impairment at the end of December 31, 2016. During the year ended December 31, 2016, we recorded a $2.7 million of impairment charges to our intangible assets. During the year ended December 31, 2015, we recorded a $38.9 million of impairment charges to our intangible assets.

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

Recently Issued Accounting Pronouncements

See Note 3 to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

For the year ended December 31, 2016, we incurred a loss from operations of $8.6 million, a decrease of $43.4 million, as compared to $52.0 million in 2015. The decrease in net loss was primarily attributed to a $37.9 million decrease in impairment charge taken against the goodwill and intangible assets, and $4.2 million decrease in amortization of patent portfolio expense, partially offset by a $226,000 increase in compensation and related expenses. During the years ended December 31, 2016 and 2015, we recorded $2.1 million and $6.3 million, respectively, in amortization expenses related to the Rockstar patents acquired by the Company during 2013.

For the year ended December 31, 2016, revenue was approximately $0.9 million, which is the amortization of deferred revenue related to RPX License Agreements. For the year ended December 31, 2015, the revenue was nominal.

For the year ended December 31, 2016, we recorded income related to a non-cash fair value adjustment on our warrant liability of approximately $2.3 million, compared to $269,000 of income in 2015. Fair value adjustments for warrant liabilities is the result of the change in the carrying amount of the warrant liability caused by changes in the fair value as determined using a Black-Scholes valuation method.  In addition, during the year ended December 31, 2016, we recorded other expenses, net of $182,000 compared to other income, net of $276,000 in 2015.  During the year ended December 2015, the Company received $295,000 related to the settlement of the Huawei case in 2015.

For the year ended December 31, 2016, we incurred a $31.5 million of deemed capital contribution on preferred stock related to the cancellation of 381,967 shares of Series H Preferred Stock pursuant to the RPX license agreement compared with a $9.5 million of deemed capital contribution on preferred stock related to the assignment to us of 29,940 shares of our Series I Preferred Stock and 57,076 shares of our Series H Preferred Stock and the subsequent cancellation thereof pursuant to the RPX license agreement.

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

Cash Flows from Operating Activities - For the year ended December 31, 2016, net cash provided by operations was $70,000 compared to net cash used in operations of $4.6 million for the year ended December 31, 2015.

The cash provided by operating activities for the year ended December 31, 2016 primarily resulted from significant non-cash charges related to impairment of intangibles of $2.7 million, amortization expenses of $2.1 million, stock-based compensation expense of approximately $0.6 million and approximately $3.5 million of deferred revenue, partially offset by approximately $6.5 million net loss and $2.3 million of change in fair value of warrant liabilities. The cash used in operating activities for the year ended December 31, 2015 primarily resulted from our net loss of $51.5 million and a fair value adjustment of warrant liabilities of $0.3 million, offset by significant non-cash charges related to impairment of goodwill and intangibles of $40.6 million, amortization expenses of $6.3 million, stock-based compensation expense of $0.4 million, plus a $0.2 million increase in cash from changes in operating assets and liabilities.

Cash Flows from Investing Activities - For the year ended December 31, 2016, net cash used in investing activities was approximately $3.0 million. The cash used in investing activities primarily resulted from our purchase of marketable securities for the year ended December 31, 2016 of approximately $18.0 million and purchase of property and equipment of approximately $4,000, partially offset by sale of marketable securities of approximately $15.1 million. For the year ended December 31, 2015, net cash provided by investing activities was $0.1 million. We purchased $8.0 million and sold $8.1 million of marketable securities in 2015.

Cash Flows from Financing Activities - Net cash flows provided by financing activities during the year ended December 31, 2016 was $2.9 million compared to net cash provided by financing activities of $3.8 million in the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2016, primarily resulted from approximately $2.1 million net proceeds from underwritten public offering of 1,592,357 shares of the Company’s common stock and $0.8 million proceeds from exercise of 200,000 shares of warrants, partially offset by the payment for the cancellation of common stock of approximately $4,000. Cash provided by financing activities for the year ended December 31, 2015, resulted from the redemption of 5,601 shares of Series I Preferred Stock and proceeds received from the issuance of common stock, preferred stock and warrants. In connection with the redemption of Series I Preferred Stock, we paid RPX $0.9 million. In July 2015, we sold 301,026 shares of our common stock and warrants to purchase up to an aggregate of 370,263 shares of our common stock (on a split-adjusted basis), yielding net proceeds of approximately $1.3 million, excluding the proceeds, if any, from the exercise of the warrants. In December 2015, we sold 726,315 shares of our common stock, 1,240 shares of our Series K Convertible Preferred Stock and warrants to purchase up to an aggregate of 1,894,723 shares of our common stock, yielding net proceeds of approximately $3.4 million, after deducting placement agent fees and other estimated offering expenses, excluding the proceeds, if any, from the exercise of the warrants.

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our accumulated deficit amounted to approximately $141.7 million at December 31, 2016.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.  Based on this calculation and primarily as a result of our sale of $2,500,000 of Common Stock for the purchase of Common Stock on August 8, 2016 we are not currently eligible to sell any securities pursuant to our effective registration statement on Form S-3.   Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.

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

Contractual Obligations

Future minimum rental payments required as of December 31, 2016, including Bethesda office lease obligation are as follows ($ in thousands):

Lease Payments
Year Ended December 31, 2017	220
Year Ended December 31, 2018	45
$265

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Spherix Incorporated

We have audited the accompanying consolidated balance sheets of Spherix Incorporated and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spherix Incorporated and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2017

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$134	$142
Marketable securities	6,025	3,392
Prepaid expenses and other assets	135	330
Total current assets	6,294	3,864

Property and equipment, net	6	5
Patent portfolios and patent rights, net	4,951	9,799
Deposit	26	26
Total assets	$11,277	$13,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$123	$384
Accrued salaries and benefits	446	645
Warrant liabilities	702	2,959
Short-term deferred revenue	1,216	290
Short-term lease liabilities	183	178
Total current liabilities	2,670	4,456

Long-term deferred revenue	3,245	259
Long-term lease liabilities	44	229
Total liabilities	5,959	4,944

Series I redeemable convertible preferred stock, $0.0001 par value; no shares issued and outstanding at December 31, 2016 and December 31, 2015; liquidation preference of $167 per share	-	-

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at December 31, 2016 and December 31, 2015; liquidation preference $0.0001 per share
Convertible preferred stock	-	-
Series C: no shares issued and outstanding at December 31, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at December 31, 2016 and December 31, 2015; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at December 31, 2016 and December 31, 2015; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at December 31, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series H: no shares and 381,967 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at December 31, 2016 and December 31, 2015; liquidation preference $0.0001 per share	-	-
Series K: no shares and 1,240 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; liquidation preference $1,000 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,943,941 and 2,539,859 shares issued at December 31, 2016 and December 31, 2015, respectively; 4,943,929 and 2,539,847 shares outstanding at December 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in-capital	147,331	144,287
Treasury stock, at cost, 12 shares at December 31, 2016 and December 31, 2015	(264)	(264)
Accumulated deficit	(141,749)	(135,273)
Total stockholders' equity	5,318	8,750
Total liabilities and stockholders' equity	$11,277	$13,694

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands except per share amounts)

	Years Ended December 31,
	2016	2015
Revenues	$877	$33

Operating costs and expenses
Amortization of patent portfolio	2,135	6,317
Compensation and related expenses (including stock-based compensation)	1,950	1,724
Professional fees	2,293	2,780
Impairment of goodwill and intangible assets	2,713	40,600
Rent	84	88
Other selling, general and administrative	253	534
Total operating expenses	9,428	52,043
Loss from operations	(8,551)	(52,010)

Other income (expenses)
Other (expenses) income, net	(182)	276
Change in fair value of warrant liabilities	2,257	269
Total other income	2,075	545
Net loss	$(6,476)	$(51,465)
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	-	(323)
Deemed capital contribution on extinguishment of preferred stock	31,480	9,485
Net income (loss) attributable to common stockholders	$25,004	$(42,303)

Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$6.76	$(24.98)
Diluted	$6.51	$(24.98)

Weighted average number of common shares outstanding,
Basic	3,700,090	1,693,365
Diluted	3,838,366	1,693,365

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands)

	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2015	1,505,761	-	444,603	-	137,658	12	(264)	(83,808)	53,586
Issuance common shares in July Financing, net of offering cost	301,026	-	-	-	337	-	-	-	337
Issuance of common stock and Series K convertible preferred stock in December Offering, net of offering cost	726,315	-	1,240	-	1,202	-	-	-	1,202
Beneficial conversion feature of convertible preferred stock	-	-	-	-	323	-	-	-	323
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	-	-	-	-	(323)	-	-	-	(323)
Extinguishment of Series H convertible preferred stock and deemed capital contribution	-	-	(57,076)	-	(4,766)	-	-	-	(4,766)
Deemed capital contribution on extinguishment of preferred stock	-	-	-	-	9,485	-	-	-	9,485
Cancellation of Series C preferred stock	-	-	(1)	-	-	-	-	-	-
Fractional shares adjusted for reverse split	(117)	-	-	-	-	-	-	-	-
Stock-based compensation	6,862	-	-	-	371	-	-	-	371
Net loss	-	-	-	-	-	-	-	(51,465)	(51,465)
Balance at December 31, 2015	2,539,847	$-	388,766	$-	$144,287	12	$(264)	$(135,273)	$8,750
Conversion of Series K preferred stock to common stock	326,315	-	(1,240)	-	-	-	-	-	-
Beneficial conversion feature of Series K convertible preferred stock	-	-	-	-	695	-	-	-	695
Deemed dividend on conversion of Series K convertible preferred stock to common stock	-	-	-	-	(695)	-	-	-	(695)
Extinguishment of Series H convertible preferred stock and deemed capital contribution	-	-	(381,967)	-	(414)	-	-	-	(414)
Fractional shares adjusted for reverse split	(1,675)	-	-	-	(4)	-	-	-	(4)
Warrant Exercise	200,000	-	-	-	760	-	-	-	760
Issuance common stock in equity raise, net of offering cost	1,592,357	-	-	-	2,140	-	-	-	2,140
Stock-based compensation	287,085	-	-	-	562	-	-	-	562
Net loss	-	-	-	-	-	-	-	(6,476)	(6,476)
Balance at December 31, 2016	4,943,929	$-	5,559	$-	$147,331	12	$(264)	$(141,749)	$5,318

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(6,476)	$(51,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of patent portfolio	2,135	6,317
Change in fair value of warrant liabilities	(2,257)	(269)
Stock-based compensation	562	371
Depreciation expenses	3	1
Realized loss on marketable securities	95	-
Unrealized (gain) loss on marketable securities	243	(19)
Impairment of goodwill and intangible assets	2,713	40,600
Changes in assets and liabilities:
Prepaid expenses and other assets	195	(223)
Accounts payable and accrued expenses	(261)	(344)
Accrued salaries and benefits	(199)	316
Deferred revenue	3,497	268
Accrued lease liabilities	(180)	(173)
Net cash provided by (used in) operating activities	70	(4,620)

Cash flows from investing activities
Purchase of marketable securities	(18,035)	(7,994)
Purchase of property and equipment	(4)	(2)
Sale of marketable securities	15,065	8,121
Net cash (used in) provided by investing activities	(2,974)	125

Cash flows from financing activities
Proceeds from issuance of common stock and warrants in July Financing, net	-	1,322
Proceeds from issuance of common stock and preferred stock in December Offering, net	-	3,445
Cash paid for cancellation of fractional shares of common stock	(4)	-
Cash from issuance common stock, net of offering cost	2,140	-
Proceeds from exercise of warrants	760	-
Redemption of Series I redeemable convertible preferred stock	-	(935)
Net cash provided by financing activities	2,896	3,832

Net decrease in cash and cash equivalents	(8)	(663)
Cash and cash equivalents, beginning of period	142	805

Cash and cash equivalents, end of period	$134	$142

Cash paid for interest and taxes	$-	$-

Non-cash investing and financing activities
Extinguishment of Series H Convertible Preferred Stock in connection with license agreement	$31,480	$4,766
Recognition of deferred revenue in connection with license agreement	$414	$281
Extinguishment of Series I Convertible Preferred Stock in connection with license agreement	$-	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Organization and Description of Business

Spherix Incorporated (the “Company”) is an intellectual property company incorporated in the State of Delaware that owns patented and unpatented intellectual property.  The Company was formed in 1967 as a scientific research company and for much of its history pursued drug development including through Phase III clinical studies which were discontinued.  Through the Company’s acquisition of patents and patent applications developed by Nortel Networks Corporation from Rockstar Consortium US, LP (“Rockstar”) and Harris Corporation from North South Holdings Inc. (“North South”) in 2013, the Company has expanded its activities.

The Company is a patent commercialization company focused on generating revenues from the monetization of intellectual property, or IP. Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign, or through the settlement and litigation of patents. We intend to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that we own, that we manage for others, or that others manage on our behalf. To date, we have generated minimal revenues and no assurance can be provided that our business model will be successful.

The Company continually works to enhance its portfolio of intellectual property through acquisition and strategic partnerships. The Company’s mission is to partner with inventors, or other entities, who own undervalued intellectual property. The Company then works with the inventors or other entities to commercialize the IP.

In March 2016, the Company entered into an agreement (which was subsequently amended in April and May 2016) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of its patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company is working together with Equitable to further develop and revise its ongoing litigation plan. See Note 4 for additional details surrounding the Monetization Agreement.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $3.6 million at December 31, 2016, and net loss amounted to approximately $6.5 million and $51.5 million for the years ended December 31, 2016 and 2015, respectively.  The Company had an approximately $141.7 million of accumulated deficit as of December 31, 2016. Absent generation of sufficient revenue from the execution of the Company’s long term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nuta Technology Corp. (“Nuta”), Spherix Portfolio Acquisition II, Inc. (“SPXII”), Guidance IP, LLC (“Guidance”), Directional IP, LLC (“Directional”), Spherix Management Services, LLC (“SMS”) and NNPT, LLC (“NNPT”).  All significant intercompany balances and transactions have been eliminated in consolidation.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Segments

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts.  The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of December 31, 2016 and 2015, the Company had $0.1 million in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices. During the year ended December 31, 2016 and 2015, the Company incurred realized losses of approximately $95,000 and $91,000, respectively, and unrealized loss of approximately $243,000 and unrealized gains of approximately $19,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the year ended December 31, 2016 and 2015, the Company earned dividend income of approximately $19,000 and $52,000, respectively, which is included in other income, net on the consolidated statement of operations. The Company reinvested such dividend income into its marketable securities during the years ended December 31, 2016 and 2015. The market value of marketable securities held as of December 31, 2016 and 2015 were $6.0 million and $3.4 million, respectively.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairment of Long-lived Assets (Including Patent Assets)

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company determined it was necessary to test its intangible assets for impairment during the second quarter of 2015. Due to the decline in stock price which the Company considered a triggering event, at December 31, 2015, the Company performed an additional impairment test for intangible assets. During the year ended December 31, 2015, the Company recorded a $38.9 million of impairment charges to its intangible assets. Due to the continuous decline in stock price during 2016, the Company performed an additional impairment test for intangible assets at December 31, 2016 and recorded $2.7 million of impairment charges to its intangible assets (see Note 5).

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

The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with the preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. During the year ended December 31, 2015, the Company recorded a $1.7 million of impairment charge to its goodwill. There was no goodwill impairment in 2016.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Stock-based Compensation

The Company accounts for share-based payment awards exchanged for employee services at the estimated grant date fair value of the award.  Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a one- to five-year period.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company estimates of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary difference resulting from matters that have been recognized in the Company’s financial statement or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities measured at the enacted tax rates in effect for the year in which these items are expected to reverse. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Loss per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders includes the effect of the deemed capital contribution on extinguishment of preferred stock and the deemed dividend related to the immediate accretion of beneficial conversion feature of convertible preferred stock. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	For the Years Ended December 31,
	2016	2015
Basic earnings per share
Numerator:
Net Loss	$(6,476)	$(51,465)
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	-	(323)
Deemed capital contribution on extinguishment of preferred stock	31,480	9,485
Net income (loss) available to common stockholders	$25,004	$(42,303)

Denominator:
Weighted average number of common shares outstanding,	3,700,090	1,693,365

Earnings per basic share:
Net Loss	$(1.75)	$(30.39)
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	-	(0.19)
Deemed capital contribution on extinguishment of preferred stock	8.51	5.60
Net income (loss) available to common stockholders	$6.76	$(24.98)

Dilutive earnings per share
Numerator:
Net Loss	$(6,476)	$(51,465)
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	-	(323)
Deemed capital contribution on extinguishment of preferred stock	31,480	9,485
Net income (loss) available to common stockholders	$25,004	$(42,303)

Denominator:
Weighted average basic shares outstanding,	3,700,090	1,693,365
Weighted average effect of dilutive securities
Employee stock options	296	-
Convertible preferred stock	130,562	-
Restricted stock units	7,418	-
Weighted average diluted shares outstanding	3,838,366	1,693,365

Earnings per diluted share:
Net Loss	$(1.69)	$(30.39)
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	-	(0.19)
Deemed capital contribution on extinguishment of preferred stock	8.20	5.60
Net income (loss) available to common stockholders	$6.51	$(24.98)

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Convertible preferred stock	2,926	530,277
Warrants to purchase common stock	1,251,709	2,304,888
Options to purchase common stock	309,037	289,380
Total	1,563,672	3,124,545

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company adopted this ASU on January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.  The Company early adopted the provisions of ASU 2014-15 during the year ended December 31, 2014.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-10 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its consolidated statements of cash flows.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Note 4. Property and Equipment

The components of property and equipment as of December 31, 2016 and 2015, at cost are ($ in thousands):

	December 31,
	2016	2015
Computers	$16	$12
Office furniture and equipment	97	97
Leasehold improvements	229	229
Total cost	342	338
Accumulated depreciation and amortization	(336)	(333)
Property and equipment, net	$6	$5

The Company’s depreciation expense for the years ended December 31, 2016 and 2015 was $2,592 and $1,089, respectively.

Note 5. Intangible Assets

Patent Portfolio

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The net carrying amounts related to acquired intangible assets as of December 31, 2016 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios at December 31, 2014, net	$55,004	5.62
Amortization expenses	(6,317)
Impairment loss	(38,888)
Patent Portfolios and Patent Rights at December 31, 2015, net	$9,799	4.63
Amortization expenses	(2,135)
Impairment loss	(2,713)
Patent Portfolios and Patent Rights at December 31, 2016, net	$4,951	3.65

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortization expenses related to acquired intangible assets for the years ended December 31, 2016 and 2015 are as follows ($ in thousands):

	For the Years Ended December 31,
Date Acquired and Description	2016	2015
7/24/13 - Rockstar patent portfolio	$104	$303
9/10/13 - North South patent portfolio	31	84
12/31/13 - Rockstar patent portfolio	2,000	5,930
	$2,135	$6,317

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

Due to the continuing decrease in the Company’s stock price, the Company’s performed an additional impairment test of intangible assets at December 31, 2015. In accordance with ASC 360-10, the Company first estimated the future undiscounted cash flows anticipated to be generated by the patent portfolio based on the Company’s current usage and future plans for the patent portfolio over its remaining weighted average useful life. The analysis concluded that the carrying amount of the patent portfolio was not recoverable at December 31, 2015. As a result, the Company performed an analysis to determine if the carrying amount of the patent portfolio exceeded its fair value. Considering that the patent portfolio is the Company’s most significant asset and is the foundation of all of its operations, the Company determined that the most appropriate measurement of fair value of the asset group was the aggregate market value of the Company’s common stock. As a result, the Company determined that the fair value of the patent portfolio at December 31, 2015 was approximately $9.8 million, which was comparable to the aggregate market capitalization of the Company as of that date. The Company recorded an additional $3.4 million of impairment charge against its patent portfolio at December 31, 2015. The new cost basis of the patent portfolio of $9.8 million will be amortized over its weighted average remaining useful life of 4.63 years.

The Company’s stock price continued to decrease during 2016. The Company’s performed an impairment test of intangible assets at December 31, 2016. In accordance with ASC 360-10, the Company first estimated the future undiscounted cash flows anticipated to be generated by the patent portfolio based on the Company’s current usage and future plans for the patent portfolio over its remaining weighted average useful life. The analysis concluded that the carrying amount of the patent portfolio was not recoverable at December 31, 2016. As a result, the Company performed an analysis to determine if the carrying amount of the patent portfolio exceeded its fair value. Considering that the patent portfolio is the Company’s most significant asset and is the foundation of all of its operations, the Company determined that the most appropriate measurement of fair value of the asset group was the aggregate market value of the Company’s common stock. As a result, the Company determined that the fair value of the patent portfolio at December 31, 2016 was approximately $5.0 million, which was comparable to the aggregate market capitalization of the Company as of that date. The Company recorded an additional $2.7 million of impairment charge against its patent portfolio at December 31, 2016. The new cost basis of the patent portfolio of $5.0 million will be amortized over its weighted average remaining useful life of 3.65 years.

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Year Ended December 31, 2017	71	22	1,280	1,373
Year Ended December 31, 2018	71	22	1,280	1,373
Year Ended December 31, 2019	71	22	1,280	1,373
Year Ended December 31, 2020	71	22	639	732
Year Ended December 31, 2021	71	22	-	93
Thereafter	4	3	-	7
Total	$359	$113	$4,479	$4,951

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company concluded that the Monetization Agreement did not constitute a sale of the patents. The Company’s retention of the right to use the patents, the requirement for the Company’s consent to any sale, and the significant economic benefits the Company retained with respect to the litigation, licensing, and sale proceeds, did not meet the sale of patent criteria. The Monetization Agreement has been treated as an agreement to outsource its licensing activities to an outside servicer, for contingent fees based on the success of the servicer’s efforts. As such, the Company will not remove the patents from its consolidated balance sheet, and will record its share of litigation, licensing, and sales proceeds, if any, when those proceeds are received, or when due if the other revenue recognition criteria are met under ASC 605, Revenue Recognition.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company's assets and liabilities that are measured at fair value at December 31, 2016 and 2015 ($ in thousands):

	Fair value measured at December 31, 2016
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds	$6,025	$211	$5,814	$-

Liabilities
Fair value of warrant liabilities	$702	$-	$-	$702

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$3,392	$3,392	$-	$-

Liabilities
Fair value of warrant liabilities	$2,959	$-	$-	$2,959

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no transfers between Level 1, 2 or 3 for the years ended December 31, 2016 and 2015.

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

On December 7, 2015, the Company issued Series A warrants to purchase up to 1,052,624 shares of common stock and Series B warrants to purchase up to 842,099 shares of common stock contained in December Offering. Series A Warrants have an exercise price of $3.80 per share and are exercisable at any time between December 7, 2015 and May 6, 2016. 852,624 shares of Series A warrants expired on May 24, 2016, and no Series A Warrants remain outstanding as of December 31, 2016. Series B Warrants have an exercise price of $4.75 per share and are exercisable at any time between December 7, 2015 and December 6, 2020. The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

The Series A and Series B warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of December 31, 2016 and 2015 is as follows:

Date of valuation	December 31, 2016	December 31, 2015
Risk-free interest rate	1.93%	0.16% - 1.76%
Expected volatility	100% - 133.79%	100% - 115.35%
Expected life (in years)	3.93 - 4.06	0.3 - 5.1
Expected dividend yield	-	-

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended December 31, 2016 and 2015 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	December 31, 2016	December 31, 2015
Beginning balance	$2,959	$-
Recognition of warrant liabilities	-	3,228
Fair value adjustment of warrant liabilities	(2,257)	(269)
Ending balance	$702	$2,959

Note 7. RPX License Agreement

On November 23, 2015, the Company and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX clients. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications that originated at Nortel Networks (“Nortel”) and were purchased by the Company from Rockstar, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company. While the license granted to RPX is non-exclusive and the duration of the license is for the life of the patents, the Company’s ongoing obligations in the arrangement is to provide certain specific RPX licensors with a non-exclusive license to any new patents that may be acquired by or exclusively licensed to the Company during the two-year period following the effective date of the agreement. Therefore, the Company will recognize $0.6 million revenue ratably over the two-year period that it is obligated to provide these RPX licensees with licenses to such new patents. During the year ended December 31, 2016 and 2015, the Company recorded approximately $290,000 and $31,000, respectively, in revenue related to the amortization of the license.

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

The carrying value of Series H Convertible Preferred Stock on the extinguishment date was estimated at approximately $31.9 million. The fair value on the same date was estimated at approximately $414,000 based upon equivalent common shares that the Series H Convertible Preferred Stock could have converted into at the closing price on May 23, 2016. This resulted in the Company receiving cash from RPX of $4.4 million, a deemed capital contribution of approximately $31.5 million, short term deferred revenue $1.1 million and long term deferred revenue of $3.7 million.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of information with respect the RPX transaction on May 23, 2016 is as follows:

Assumptions
Stock price on May 22, 2016	$2.06

Series H Assumptions
Series H Shares	381,967
Series H - Liquidation preference	$83.50
Series H -Carrying value	$31,894,245

Equivalent common shares - Series H	201,035
Fair Value of Series H preferred	$414,133

Contribution/Deemed dividend	$31,480,112

The deferred revenue will be amortized over a 5-year service period as the RPX License includes a standstill agreement which requires Spherix to provide the licensee with the right to use any future acquired patents for five years. During the year ended December 31, 2016, the Company recorded approximately $587,000 in revenue related to the amortization of the license.

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

2016 activity

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

2015 activity

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The net proceeds to the Company from the July 2015 Financing, after deducting Placement Agent fees and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were approximately $1.3 million. The July 2015 Financing closed on July 21, 2015. As disclosed in Note 6, the warrants issued in the July 2015 Financing were required to be accounted for as derivative liabilities as a result certain net cash settlement provisions in control of the holder. As a result, of the total net proceeds received, $985,000 was allocated to the warrants on the closing date of the July 2015 Financing.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company had designated separate series of its capital stock as of December 31, 2016 and December 31, 2015 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	December 31, 2016	December 31, 2015	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "C"	-	-	0.0001	0.05:1
Series “D"	4,725	4,725	0.0001	0.53:1
Series “D-1"	834	834	0.0001	0.53:1
Series “F-1"	-	-	0.0001	0.05:1
Series “H"	-	381,967	0.0001	0.53:1
Series “I”	-	-	0.0001	1.05:1
Series “J”	-	-	0.0001	0.05:1
Series “K”	-	1,240	0.0001	263.16:1

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

The rights will be exercisable only if a person or group acquires 10% or more of the Company’s common stock (subject to certain exceptions stated in the plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 10% or more of the Company’s common stock.  The board of directors may redeem the rights at a price of $0.001 per right.  The rights will expire at the close of business on December 31, 2017 unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. As of December 31, 2016 and 2015, no shares of Series A Preferred Stock were issued and outstanding.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Series C Convertible Preferred Stock

On March 6, 2013, the Company and certain investors that participated in the Company’s November 2012 private placement transaction entered into separate Warrant Exchange Agreements pursuant to which those investors exchanged common stock purchase warrants for 229,337 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”).  Each share of Series C Preferred Stock is convertible into one-nineteenth of a share of Common Stock at the option of the holder.  The Series C Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock.  In December 2015, the one remaining share of Series C Preferred Stock was surrendered by the stockholder for cancellation. As of December 31, 2016 and 2015, no shares of Series of Series C Preferred Stock remained issued and outstanding, respectively.

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

As of December 31, 2016 and 2015, 4,725 shares of Series D Preferred Stock remained issued and outstanding.

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

As of December 31, 2016 and 2015, 834 shares of Series D-1 Preferred Stock remained issued and outstanding.

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

As of December 31, 2016 and 2015, no shares of Series F-1 Preferred Stock remained issued and outstanding.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2016 and 2015, none and 381,967 shares of Series H Preferred Stock remained issued and outstanding, respectively.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2016 and 2015, no shares of Series I Preferred Stock remained issued and outstanding, respectively.

Series J Convertible Preferred Stock

On May 28, 2014, the Company designated 20,000,000 shares of preferred stock as Series J Preferred Stock. On May 28, 2014, the Company entered into a placement agency agreement with Laidlaw & Company (UK) Ltd., as the placement agent, which provided for the issuance and sale in a registered direct public offering (the “Series J Offering”) by the Company of 10,000,000 shares of Series J Preferred Stock which were convertible into a total of 526,315 shares of Common Stock. The Series J Preferred Stock in the Series J Offering was sold at a public offering price of $2.00 per share. The net offering proceeds to the Company from the sale of the shares were approximately $18.4 million, after deducting placement agent fees ($1.32 million), legal fees ($0.18 million) and escrow fee ($0.04 million). The sale of the Series J Preferred Stock was made pursuant to a subscription agreement between the Company and certain investors in the Series J Offering.

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

As of December 31, 2016 and 2015, no shares of Series J Preferred Stock are issued and outstanding.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Since January 1, 2016, stockholders have converted 1,240 shares of Series K Preferred Stock into 326,315 shares of Common Stock.

As of December 31, 2016 and 2015, none and 1,240 shares, respectively, of Series K Preferred Stock are issued and outstanding.

Warrants

A summary of warrant activity for year ended December 31, 2016 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	2,304,888	$7.98	$-	2.83
Exercised	(200,000)	3.80
Expired	(854,577)			-
Outstanding as of December 31, 2016	1,250,311	$9.21		3.91
Exercisable as of December 31, 2016	1,250,311	$9.21	$-	3.91

Stock Options

2012 Plan

In late 2012, the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) which permits issuance of incentive stock options, non-qualified stock options and restricted stock. The 2012 Plan replaced a prior incentive stock plan. At December 31, 2016, there were 282 fully vested options outstanding and 239 shares available for grant under the 2012 Plan.

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

At December 31, 2016, there were 105,610 fully vested options outstanding and 41,758 shares available for grant under the 2013 Plan.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2016, there were 207,092 options outstanding and 227,118 shares available for grant under the 2014 Plan.

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

On November 14, 2016, 78 options granted on November 15, 2011 expired.

During the year ended December 31, 2016, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 23,682 options to five of the Company’s directors. The aggregate grant date fair value of these options was approximately $36,000.

The fair value of options granted in 2016 and 2015 was estimated using the following assumptions:

For the Years Ended December 31,
	2016	2015
Exercise price	$1.42 - $1.98	$4.18 - $32.87
Expected stock price volatility	122.4% - 141.3%	117.2% - 130.4%
Risk-free rate of interest	0.96% - 1.15%	0.74% - 1.08%
Term (years)	4.34 - 9.65	1.9 - 3.0

A summary of option activity under the Company’s employee stock option plan for year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	286,487	$89.07	$-	5.0
Employee options granted	23,682	1.89	-	5.2
Employee options expired	(78)	-
Outstanding as of December 31, 2016	310,091	$82.25	$-	4.1
Options vested and expected to vest	310,091	$82.25	$-	4.1
Options vested and exercisable	302,199	$84.35	$-	4.1

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of options that the Company granted to non-employees for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	2,893	$98.07	$-	5.4
Non-employee options granted	-	-	-	-
Outstanding as of December 31, 2016	2,893	$98.07	$-	4.4
Options vested and expected to vest	2,893	$98.07	$-	4.4
Options vested and exercisable	2,893	$98.07	$-	4.4

Stock-based compensation associated with the amortization of stock option expense was $35,000 and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $5,000.

Restricted Stock Awards

2016 activity

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

In December 2016, in accordance with the employment agreements, the Company determined to pay Mr. Reiner and Mr. Dotson an annual bonus of $60,000 and $91,255, respectively, in shares of common stock in respect of their performance for the 2016 fiscal year which, as of the closing price of December 21, 2016, would have constituted a total of 122,972 shares. The shares were issued on December 8, 2016. The fair value of the 122,972 shares issued was based upon the closing price as of December 8, 2016.

2015 activity

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2015, in accordance with the employment agreements, the Company determined to pay each of Mr. Reiner and Mr. Dotson $60,000 in shares of common stock in respect of their performance for the 2015 fiscal year which, as of the closing price of December 21, 2015, would have constituted a total of 42,106 shares. The shares were issued in March 2016.

A summary of the restricted stock award activity for the year ended December 31, 2016 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2015	-	$-
Granted	287,085	1.86
Vested	(287,085)	1.86
Nonvested at December 31, 2016	-	$-

Restricted Stock Units

On May 20, 2016, Mr. Hayes was granted an award of restricted stock units totaling 118,512 shares of common stock, which will vest upon the achievement of agreed upon performance conditions. One-half (1/2) of the RSU grant shall vest if as of December 31, 2016 the Company has pro-forma cash of at least five million dollars ($5,000,000) (cash plus any cash used for a Board-approved extraordinary acquisition or transaction reconstituting the Company’s core operations, less accrued bonuses) and one-half (1/2) shall vest if there is consummation by December 31, 2016 of a Board-approved extraordinary acquisition or transaction reconstituting the Company’s core operations. In addition, the RSU grant shall immediately vest in full if by December 31, 2016 there is (i) a “Change in Control Transaction” during the term of the Mr. Hayes’ employment and or (ii) a termination of his services hereunder by the Company other than for “Cause” or by Mr. Hayes for “Good Reason”.

A summary of the restricted stock award activity for the year ended December 31, 2016 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2015	-	$-
Granted	118,512	1.08
Vested	(59,256)	-
Forfeited	(59,256)	-
Nonvested at December 31, 2016	-	$-

As of December 31, 2016, the Company had unrecognized stock-based compensation expense related to restricted stock unit awards of approximately $0.

Stock-based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2016 and 2015 was comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2016	2015
Employee restricted stock units	$121	$-
Employee restricted stock awards	151	132
Employee stock option awards	35	155
Non-employee restricted stock awards	255	84
Total compensation expense	$562	$371

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9. Related Party Transactions

Executive Officer Agreements

2016 activity

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

In addition, as previously disclosed, Mr. Hayes was granted an award of restricted stock units totaling 118,512 shares of common stock. One-half of the grant shall vest if as of December 31, 2016, the Corporation has pro-forma cash of at least five million dollars ($5,000,000) (cash plus any cash used for a Board-approved extraordinary acquisition or transaction reconstituting the Company’s core operations, less accrued bonuses) and one-half shall vest upon the achievement of certain agreed milestones. As of December 31, 2016, 59,256 restricted stock units were vested and 59,256 restricted stock units were forfeited.

On August 24, 2016, the Board of Directors of the Company appointed Mr. Eric Weisblum to serve as director of the Company, effective upon his acceptance of such position. Mr. Weisblum is currently appointed as a member of the Audit, Compensation and Nominating committees. There is no written agreement or understanding between Mr. Weisblum and any other person pursuant to which Mr. Weisblum was appointed as a director. Mr. Weisblum is not a party to any transactions that would require disclosure under Item 404(a) of Regulation S-K and has not entered into any material plan, contract, arrangement or amendment in connection with his election to the Board. Mr. Weisblum is eligible to participate in all compensatory arrangements from time to time in effect for the Company’s other Board members.

2015 activity

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

On January 6, 2014, the Company’s Board appointed Richard Cohen as its Chief Financial Officer, and Michael Pollack resigned as the interim Chief Financial Officer of the Company, effective January 3, 2014. Mr. Cohen was served as the Company’s Chief Financial Officer pursuant to an agreement with Chord Advisors, LLC (“Chord”), of which Mr. Cohen was Chairman. In consideration for Mr. Cohen’s services, the Company agreed to pay Chord a monthly fee of $20,000, $5,000 of which was initially payable in shares of the Company’s common stock. In April 2014, the Company modified this agreement to pay Chord a monthly fee of $20,000 in cash. The previous $15,000 payable in shares was forgiven by Chord.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On August 10, 2015, the Company entered into a consulting agreement with Mr. Howard E. Goldberg (d/b/a Forward Vision Associates, of which Mr. Goldberg is the sole proprietor and owner), on an independent contractor basis, pursuant to which Mr. Goldberg will, among other services, provide advisory services to the Company in areas including licensing, litigation and business strategies. The Company will pay Mr. Goldberg an agreed upon quarterly retainer amount of $20,400 (calculated on an hourly basis) and, if applicable, upon exhaustion of each quarterly retainer, at an hourly rate to be paid in equity (for the first 50 hours above the quarterly retainer), and subsequently (if applicable) at an hourly rate thereafter in cash. The Company will reimburse Mr. Goldberg for actual out-of-pocket expenses. The consulting agreement with Mr. Goldberg has an initial term of one year, unless consultant has completed the desired services by an earlier date or unless the agreement is earlier terminated pursuant to its terms. The consulting agreement with Mr. Goldberg may be extended by written agreement of both the Company and consultant. For the year ended December 31, 2016 and 2015, the Company incurred $80,800 and $42,287, respectively, consulting expenses related to this agreement. Mr. Goldberg was also appointed as a director of the Company. Mr. Goldberg resigned as a director of the Company on October 26, 2016 and as of August 2016, Mr. Goldberg no longer serves as a consultant to the Company.

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

Note 11. Commitments and Contingencies

Financing of Directors’ and Officers’ Insurance

The Company financed its Directors’ and Officers’ insurance policy for approximately $0.2 million.  Payments are due monthly and the policy is for 12 months.  Finance charges for the 12-month period are nominal.  As of December 31, 2016, the Company owed approximately $0.1 million and such amounts were recorded in accrued expenses. The Company has made regular payments in accordance with this insurance policy.

Leases

Future minimum rental payments required as of December 31, 2016, including Bethesda office lease obligation are as follows ($ in thousands):

Lease Payments
Year Ended December 31, 2017	220
Year Ended December 31, 2018	45
$265

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al, Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ’599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay. On July 18, 2016, we timely filed our Opening Brief in our appeal to the Federal Circuit. Uniden’s reply brief was filed on August 30, 2016. On September 26, 2016, we timely filed our reply brief. On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents. The appeal to the Federal Circuit continues with the Patent Office as an adverse party. On February 13, 2017, the Federal Circuit scheduled the oral argument for March 9, 2017. The Court heard our argument on March 9, 2017. On March 15, 2017, the Court issued an Order asking the Patent and Trademark Office to submit additional briefing on several issues to clarify the basis for its decision of patent invalidity by April 15, 2017.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

International License Exchange of America, LLC v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

On April 26, 2016, we initiated litigation against Fairpoint Communications, Inc. in Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware (the “Court”) for infringement of U.S. Patent No. RE40,999 (the ‘999 Patent”). In the Complaint, we sought relief in the form of a finding of infringement of the ‘999 Patent, damages sufficient to compensate us for Fairpoint’s infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and the Company’s attorney’s fees. On October 13, 2016, Fairpoint filed its answer with no counterclaims. On November 16, 2016, International License Exchange of America, LLC, a wholly-owned subsidiary of Equitable (“ILEA”), filed a motion to substitute itself as the plaintiff, consistent with our Monetization Agreement with Equitable. On November 17, 2016, the Court granted ILEA’s motion.

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA has filed the patent infringement litigations listed below. The defendants in these cases have not yet filed answers to the complaints.

o	On August 12, 2016, litigation against Cincinnati Bell, Inc., case number 1:16-cv-00715-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. RE40,999 (“the ‘999 patent”), U.S. Patent No. 6,970,461, and U.S. Patent No. 7,478,167. On March 8, 2017, Cincinnati Bell filed a motion to dismiss, alleging lack of personal jurisdiction and improper venue.
o	On August 12, 2016, litigation against Frontier Communications Corporation, case number 1:16-cv-00714-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On August 12, 2016, litigation against Echostar Corporation, case number 1:16-cv-00716-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On August 15, 2016, litigation against ATN International, Inc. Commnet Wireless, LLC Choice Communications LLC, and Choice Communications, LLC (“Choice Wireless”), case number: 1:16-cv-00718-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On August 15, 2016, litigation against Sprint Corporation and Clearwire Corporation case number 1:16-cv-00719-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On August 16, 2016, litigation against ViaSat, Inc., case number 1:16-cv-00720-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, ViaSat filed a motion to dismiss, alleging failure to state a plausible claim of patent infringement.
o	On September 9, 2016, litigation against Fortinet Inc., case number 1:16-cv-00795-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, Fortinet filed its answer to the Complaint.
o	On September 9, 2016, litigation against GTT Communications, Inc., case number 1:16-cv-00796-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent.
o	On November 22, 2016, litigations against Alcatel-Lucent SA and Alcatel-Lucent USA Inc., case number 1:16-cv-01077-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 7,158,515; 6,222,848; 6,578,086; and 6,697,325.

Counterclaims

In the ordinary course of business, we, or with our wholly-owned subsidiaries or monetization partners, will initiate litigation against parties whom we believe have infringed on our intellectual property rights and technologies. The initiation of such litigation exposes us to potential counterclaims initiated by the defendants. Currently, there are no counterclaims pending against us. In the event such counterclaims are filed, we can provide no assurance that the outcome of these claims will not have a material adverse effect on our financial position and results from operations.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes

The income tax provision consists of the following ($ in thousands):

dollars in thousands
	As of December 31,
	2016	2015
Federal
Current	$-	$-
Deferred	3,578	16,374
Increase in valuation allowance	3,578	(16,374)

State and local
Current	-	-
Deferred	(50)	837
Increase in valuation allowance	50	(837)
Change in Valuation Allowance	(3,578)	(17,211)
Income Tax Provision (Benefit)	$-	-

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2016 and 2015:

	For the years ended December 31,
	2016	2015
U.S. Statutory Federal Rate	34.00%	34.00%
State Taxes, Net of Federal Tax Benefit	2.97%	2.52%
Other Permanent Differencee	1.01%	0.01%
State rate change effect	6.88%	-0.75%
Fair Value of Warrants	11.85%	0.00%
Increase due to change in NOL and other true ups	(1.47)%	-2.35%

Change in Valuation Allowance	-55.25%	-33.43%
Income Taxes Provision (Benefit)	0.0	0.0

At December 31, 2016 and 2015, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following ($ in thousands):

dollars in thousands
	As of December 31,
	2016	2015
Deferred tax assets:
Net-operating loss carryforward	$12,971	$10,290
Stock based compensation	8,413	8,101
Patent portfolio and other	17,796	17,211
Total Deferred Tax Assets	39,180	35,602
Valuation allowance	(39,180)	(35,602)
Deferred Tax Asset, Net of Allowance	$-	$-

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2016 and 2015. As of December 31, 2016, the change in valuation allowance is approximately $6.0 million.

As of December 31, 2016, the Company had federal and state net operating loss carryovers (“NOLs”) of approximately $37.5 million, which expire from 2029 through 2036. The NOL carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations. The Company’s net operating loss includes approximately $3.0 million of previously unidentified loss benefits, net of limitations under section 382 of the Internal Revenue Code and similar state provisions. The deferred tax asset balance at December 31, 2015 and related valuation allowance has been revised to include the amount of the benefit. The Company has determined that the amount of the revision is insignificant to the Company’s previously reported financial position and results of operations. The effect of any subsequent ownership change may lower annual limitation and further decrease available NOL carryover utilization.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2016 and 2015, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns. As of December 31, 2016, the Company’s U.S. and state tax returns (California, Delaware, Maryland, New York, New York City Pennsylvania and Texas) remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2013. At this time, the Company's 2013 federal tax return has been selected for examination by the Internal Revenue Service. The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

Note 13. Subsequent Events

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2016. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that our internal controls over financial reporting were not effective. In making this assessment, our management used the 2013 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2016.

(1)	The Company has inadequate segregation of duties consistent with control objectives.
(2)	Lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

We are currently reviewing our internal controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each current director of the Company.

			Director
Name	Age	Position	Since
Robert J. Vander Zanden (1)(2)(3)	71	Director and Chairman of the Board	2004
Anthony Hayes	49	Chief Executive Officer and Director	2013
Tim S. Ledwick (1)(2)	59	Director	2015
Eric Weisblum (1)(2)(3)	47	Director	2016

(1) Member of our Audit Committee.

(2) Member of our Compensation Committee.

(3) Member of our Nominating Committee.

The biographies of our current directors are as follows:

Dr. Robert J. Vander Zanden

Dr. Robert J. Vander Zanden, a Board member since 2004, having served as a Vice President of R&D at Kraft Foods International, brings a long and distinguished career in applied technology, product commercialization, and business knowledge of the food science industry to us. Additionally, Mr. Vander Zanden has specific experience in developing organizations designed to deliver against corporate objectives. Dr. Vander Zanden holds a Ph.D. in Food Science and an M.S. in Inorganic Chemistry from Kansas State University, and a B.S. in Chemistry from the University of Wisconsin - Platteville, where he was named a Distinguished Alumnus in 2002. In his 30-year career, he has been with ITT Continental Baking Company as a Product Development Scientist; with Ralston Purina’s Protein Technology Division as Manager Dietary Foods R&D; with Keebler as Group Director, Product and Process Development (with responsibility for all corporate R&D and quality); with Group Gamesa, a Frito-Lay Company, as Vice President, Technology; and with Nabisco as Vice President of R&D for their International Division. With the acquisition of Nabisco by Kraft Foods, he became the Vice President of R&D for Kraft’s Latin American Division. Dr. Vander Zanden retired from Kraft Foods in 2004. He currently holds the title of Adjunct Professor and Lecturer in the Department of Food, Nutrition and Packaging Sciences at Clemson University, where he also is a member of their Industry Advisory Board. His focus on achieving product and process innovation through training, team building and creating positive working environments has resulted in his being recognized with many awards for product and packaging innovation. Mr. Vander Zanden executive experience provides him with valuable business expertise, which the Board believes qualifies him to serve as a director of the Company.

Anthony Hayes

Mr. Anthony Hayes, a director and Chief Executive Officer since 2013, has served as the Chief Executive Officer of North South since March 2013 and since June 2013, as a consultant to our Company. Mr. Hayes was the fund manager of JaNSOME IP Management LLC and JaNSOME Patent Fund LP from August 2012 to August 2013, both of which he co-founded. Mr. Hayes was the founder and Managing Member of Atwater Partners of Texas LLC from March 2010 to August 2012 and a partner at Nelson Mullins Riley & Scarborough LLP from May 1999 to March 2010. Mr. Hayes received his Juris Doctorate from Tulane University School of Law and his B.A. in economics from Mary Washington College. The Board believes Mr. Hayes is qualified to serve as a director of the Company based on his expansive knowledge of, and experience in, the patent monetization sector, as well as because of his intimate knowledge of the Company through his service as Chief Executive Officer. On March 10, 2017, as a result of Mr. Frank Reiner’s resignation as Chief Financial Officer, Mr. Hayes began serving as the Company’s Principal Accounting Officer.

Tim S. Ledwick

Mr. Tim S. Ledwick, who joined as a director in 2015, is currently the Chief Financial Officer of Management Health Solutions, a private equity-backed company that provides software solutions and services to hospitals focused on reducing costs through superior inventory management practices. In addition, since 2012 he has served on the board and as Chair of the Audit Committee of Telkonet, Inc. (TKOI) a smart energy management technology company. From 2007 to 2011, Mr. Ledwick provided CFO consulting services to AdvantageResourcing (former Advantage Human Resourcing, Inc.) a $150 million services firm and, in addition, from 2007-2008 also acted as special advisor to The Dellacorte Group, a middle market financial advisory firm focused on transactions between $100 million and $1 billion. From 2002 through 2006, Tim was a member of the Board of Directors and Executive Vice President-CFO of Dictaphone Corporation playing a lead role in developing a business plan which revitalized the company, resulting in the successful sale of the firm and delivering a seven times return to shareholders. From 2001-2002, Mr. Ledwick was brought on as CFO to lead the restructuring efforts of Lernout & Hauspie Speech Products, a Belgium-based NASDAQ listed speech technology company, whose market cap had at one point reached a high of $9 billion. From 1999 through 2001, he was CFO of Cross Media Marketing Corp, an $80 million public company headquartered in New York City, playing a lead role in the firm`s acquisition activity, tax analysis and capital raising. Mr. Ledwick is a member of the Connecticut Society of Certified Public Accountants and received his B.B.A. in accounting from The George Washington University and his M.S. in Finance from Fairfield University. The Board believes that Mr. Ledwick’s executive experience and financial expertise qualifies him to serve as a director of the Company.

Eric Weisblum

Mr. Eric Weisblum, who joined as a director in 2016, is currently the Chief Executive Officer and a director of Point Capital Inc. (OTC:PTCI), where he has been employed since 2013 and prior to that was President of Sableridge Capital for five years. In addition to being an active investor in both public and private companies, Mr. Weisblum provides managerial assistance and guidance to help companies execute on their business strategy. Mr. Weisblum has reviewed, invested and worked with numerous public and private companies, and he has overseen the execution of M&A strategy in the micro-cap and small cap markets.  Mr. Weisblum also co-founded Whalehaven, a hedge fund that has invested in over 100 public companies to date. Prior to Whalehaven, Mr. Weisblum was employed by M.H. Meyerson & Co. Inc., a full-service financial and investment-banking firm, with individual and institutional accounts. At M.H. Meyerson, Mr. Weisblum traded equities on behalf of numerous established funds, and originated, structured, and placed structured financing transactions. As a result, Mr. Weisblum brings with him nearly 20 years of experience in structuring and trading financial instruments. Mr. Weisblum holds a B.A. from the University of Hartford’s Barney School of Business.

Executive Officers

The names of our executive officers and their ages, positions, and biographies as of March 31, 2017 are set forth below. Mr. Hayes’ background is discussed above under the section Directors.

Name	Age	Position
Anthony Hayes	49	Chief Executive Officer, Director & Principal Accounting Officer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, and anyone who beneficially owns ten percent (10%) or more of our Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Anyone required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2016 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2016 were filed in a timely manner, with the exception of a Form 3 to be filed by Mr. Weisblum in August 2016, in connection with his appointment to the Board of Directors. Mr. Weisblum filed a Form 5 on February 9, 2017 to report such deficiency.

Code of Ethics

We have adopted a Code of Ethics, which is available on our website at www.spherix.com.

Audit Committee

We have a standing Audit Committee. The Audit Committee members are Mr. Ledwick, Chair, Dr. Vander Zanden and Eric Weisblum. The Committee has authority to review our financial records, deal with our independent auditors, recommend financial reporting policies to the Board, and investigate all aspects of our business. The Audit Committee Charter is available for your review on our website at www.spherix.com. Each member of the Audit Committee satisfies the independence requirements and other criteria established by NASDAQ and the SEC applicable to audit committee members. The Board has determined that Mr. Ledwick meets the requirements of an audit committee financial expert as defined in the SEC and NASDAQ rules.

Item 11.	EXECUTIVE COMPENSATION

The following Summary of Compensation table sets forth the compensation paid by our Company during the two years ended December 31, 2016, to all Executive Officers earning in excess of $100,000 during any such year.

Summary of Compensation

							Change in Pension
						Non-Equity	Value and Non-
						Incentive Plan	Qualified Deferred	All Other
				Stock	Option	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	($)(1)	Earnings ($)	($)	Total ($)
Anthony Hayes, President, Chief	2016	350,000	225,000	-	6,222	-	-	-	581,222
Executive Officer and Director (1)	2015	350,000	350,000	-	-	-	-	-	700,000
Frank Reiner, Interim Chief Financial	2016	271,000	40,000	60,000	-	-	-	-	371,000
Officer (3)	2015	254,500	80,000	60,000	-	-	-	-	394,500
Richard Cohen,	2016	-	-	-	-	-	-	-	-
Chief Financial Officer (5)	2015	120,000	-	-	-	-	-	-	120,000

(1)	Awards pursuant to the Spherix Incorporated 2013 Incentive Compensation Plan and 2014 Plan.

(2)	On January 28, 2014, the Compensation Committee adopted a resolution intended to grant Mr. Hayes options to purchase 15,789 shares of Common Stock options with a term of five years and an exercise price of $110.77, subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes. Such options were issued to Mr. Hayes on January 28, 2014. On April 3, 2014, the Compensation Committee adopted a resolution intended to grant Mr. Hayes options to purchase 26,316 shares of Common Stock options with a term of five years and an exercise price of $54.34 subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes. Such options were issued to Mr. Hayes on April 3, 2014. On July 15, 2014, the Compensation Committee adopted a resolution intended to grant Mr. Hayes options to purchase 5,263 shares of Common Stock options with a term of five years and an exercise price of $34.01 subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes. Such options were issued to Mr. Hayes on July 15 2014. On December 16, 2015, the Compensation Committee adopted a resolution to award Mr. Hayes his 2015 target bonus in the amount of $350,000 which was paid on January 13, 2016. On May 3, 2016, the Compensation Committee adopted a resolution to grant Mr. Hayes options to purchase 3,947 shares of Common Stock options with a term of ten years and an exercise price of $1.98 subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes. Such options were issued to Mr. Hayes on May 24, 2016. Amount of 2016 bonus is $225,000.

(3)	All stock options to Mr. Reiner were granted in accordance with ASC Topic 718. On December 22, 2015, the Compensation Committee adopted a resolution to pay Mr. Reiner a 2015 bonus of $40,000 in cash and $60,000 in shares of common stock in respect of his performance for the 2015 fiscal year which, as of the close of trading on December 21, 2015, would have constituted a total of 21,053 shares. The Compensation Committee also adopted to pay Mr. Reiner a deferred 2014 bonus of $20,000 in cash and $20,000 in cash in lieu of common stock for achieving the target in respective employment agreement. On December 8, 2016, the members of the Compensation Committee adopted a resolution to pay Mr. Reiner a bonus of $40,000 in cash and $60,000 in shares of common stock in respect of his performance for the 2016 fiscal year, which as of the close of trading on December 8, 2016, would have constituted a total of 48,781 shares.

(4)	Mr. Cohen resigned as a member of Chord and, simultaneously, as a member of our Board on June 30, 2015, and our monthly fee payable to Chord was further reduced to $10,000 per month. Mr. Cohen’s involvement with the Company ceased on June 30, 2015, as did any further compensation paid by the Company to Mr. Cohen.

Outstanding Equity Awards at December 31, 2016

	Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration
Name	Options (#) Exercisable	Options (#) Unexercisable	Price ($)	Date
Anthony Hayes	39,472	-	$134.52	4/1/2023
	13,158	-	$54.34	4/3/2019
	5,263	-	$34.01	7/15/2019
	1,974	1,973	$1.98	5/2/2021
Frank Reiner	5,263	-	$88.73	3/15/2024
	2,631	-	$36.86	6/19/2024

Potential Payment upon Termination or Change in Control

Under the April 1, 2016 employment agreement with Mr. Hayes, we have agreed to, in the event of termination by us without “cause” or pursuant to a change in control, grant Mr. Hayes, in addition to reimbursement of any documented, unreimbursed expenses incurred prior to such date, (i) any unpaid compensation and vacation pay accrued during the term of the Employment Agreement, and any other benefits accrued to him under any of our benefit plans outstanding at such time, (ii) twelve (12) months base salary at the then current rate to be paid in a single lump sum within thirty (30) days of Mr. Hayes’ termination, (iii) continuation for a period of twelve (12) months of any benefits as extended to our executive officers from time to time, including but not limited to group health care coverage and (iv) payment on a pro rata basis of any annual bonus or other payments earned in connection with any bonus plans to which Mr. Hayes was a participant as of the date of termination. In addition, any options or restricted stock shall be immediately vested upon termination of Mr. Hayes’s employment without “cause” or pursuant to a change in control.

Under the March 14, 2014 employment agreement with Mr. Frank Reiner, in the event of a termination or non-renewal of his employment without “cause” or pursuant to the consummation of a change in control, we have agreed to grant Mr. Reiner in addition to reimbursement of any documented, unreimbursed expenses incurred prior to such date, (i) any unpaid compensation and vacation pay accrued during two years commencing on March 14, 2014 or any then applicable extension of the term of Mr. Reiner’s employment, and any other benefits accrued to him under any of our benefit plans outstanding at such time, (ii) twelve (12) months’ base salary at the then current rate to be paid in a single lump sum within sixty (60) days of Mr. Reiner’s termination, (iii) continuation for a period of twelve (12) months of any benefits as extended to our executive officers from time to time and (iv) payment on a pro rata basis of any annual bonus or other payments earned in connection with any bonus plans to which Mr. Reiner was a participant as of the date of termination. In addition, any options or restricted stock shall be immediately vested upon termination or non-renewal of Mr. Reiner’s employment without “cause” or pursuant to a change in control. In March 2017, Mr. Reiner and the Company agreed not to renew Mr. Reiner’s employment agreement and Mr. Reiner received his non-renewal compensation. On March 10, 2017, Mr. Reiner and the Company entered into a separation agreement and general release, pursuant to which Mr. Reiner received payments due to him under the terms of his employment agreement as well as a lump sum payment of $18,504 in lieu of his right to continue health insurance coverage under the Company’s group health plan.

Executive Officer Agreements

On September 10, 2013, we entered into an employment agreement with Mr. Anthony Hayes pursuant to which Mr. Hayes served as the Chief Executive Officer for a period of two years, subject to renewal. In consideration for his employment, we agreed to pay Mr. Hayes a signing bonus of $100,000 and a base salary of $350,000 per annum. In addition, Mr. Hayes was entitled to receive an annual bonus in an amount equal to up to 100% of his base salary if the Company met or exceeded certain criteria adopted by the Compensation Committee. During the year ended December 31, 2015, Mr. Hayes waived his right to receive this bonus.

In February 2015, the members of the Compensation Committee revised the annual bonus structure for Mr. Hayes and established an incentive target bonus (a “Target Bonus”). The amount of the Target Bonus was (i) $350,000 in cash, be payable in a single lump-sum payment promptly following the consummation of a qualifying strategic transaction, and (ii) a discretionary bonus to be determined by the Compensation Committee, in its sole discretion, prior to the earlier of a proxy solicitation in 2015 in relation to a qualifying strategic transaction or the consummation thereof. In December 2015, the members of Compensation Committee evaluated the 2015 achievements and deemed that Mr. Hayes had achieved the criteria for his Target Bonus by consummating five strategic transactions prior to December 31, 2015 that, together reached the applicable bonus threshold. As such, Mr. Hayes’ Target Bonus of $350,000 was made to Mr. Hayes. No additional discretionary bonus was made.

On April 1, 2016, we entered into an employment agreement with Mr. Anthony Hayes pursuant to which Mr. Hayes serves as the Chief Executive Officer for a period of one year, subject to renewal. In consideration for his employment, we agreed to pay Mr. Hayes a base salary of $350,000 per annum. Mr. Hayes will be entitled to receive an annual bonus in an amount equal to up to 100% of his base salary if we meet or exceed certain criteria adopted by our Compensation Committee. We further agreed to grant executive restricted stock units, pursuant to the Corporation’s 2014 Equity Incentive Plan, with respect to 118,512 shares of the Company’s common stock. One-half of the grant shall vest if as of December 31, 2016, the Corporation has pro-forma cash of at least five million dollars ($5,000,000) (cash plus any cash used for a Board-approved extraordinary acquisition or transaction reconstituting the Company’s core operations, less accrued bonuses) and one-half shall vest upon the Company meeting certain agreed upon criteria. As of December 31, 2016, 59,256 restricted stock units were vested and 59,256 restricted stock units were forfeited.

As of the date of this report, the Compensation Committee has not determined Mr. Hayes’ bonus for 2016.

On June 30, 2015, our Board of Directors accepted the resignation of Richard Cohen as Chief Financial Officer, effective immediately. In connection therewith, we amended and restated the Company’s consulting agreement with Chord Advisors, LLC (“Chord”) such that Chord would continue to provide us with certain financial accounting and advisory services at a reduced monthly fee of $10,000 from $20,000.

In connection with Mr. Cohen’s resignation, on June 30, 2015, the Board of Directors appointed Frank Reiner as Interim Chief Financial Officer, effective immediately. Pursuant to Mr. Reiner’s employment agreement, the term of Mr. Reiner’s employment is one year and automatically extends for additional one-year terms unless no less than 60 days’ prior written notice of non-renewal is given by Mr. Reiner or us. Mr. Reiner’s base salary under his employment agreement was $235,000 per year, but in connection with being named Interim Chief Financial Officer, the Board of Directors authorized an amendment to Mr. Reiner’s employment agreement to increase Mr. Reiner’s base salary to $271,000. Mr. Reiner is also entitled to receive an annual bonus if the Compensation Committee of the Board determines that performance targets have been met. The amount of the annual bonus is determined based on our gross proceeds from certain monetization of our intellectual property. In December 2016, the members of the Compensation Committee determined to pay Mr. Reiner $60,000 in shares of common stock and a cash bonus of $40,000 in connection with his performance for the 2016 fiscal year. On March 10, 2017, Mr. Reiner and the Company entered into a separation agreement and general release, pursuant to which Mr. Reiner received payments due to him under the terms of his employment agreement as well as a lump sum payment of $18,504 in lieu of his right to continue health insurance coverage under the Company’s group health plan.

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2016.

					Change in Pension
					Value and Non-
					Qualified Deferred
	Fees earned or			Non-Equity Incentive Plan	Compensation	All Other
	paid in cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)	Earnings ($)	Compensation($)	Total ($)
Jeffrey Ballabon (1)	68,796	-	6,222	-	-	-	75,018
Eric Weisblum (2)	21,033	-	4,769	-	-	-	25,802
Robert J. Vander Zanden (3)	81,200	-	6,222	-	-	-	87,422
Tim Ledwick (4)	70,400	-	6,222	-	-	-	76,622
Howard E. Goldberg (5)	57,139	-	6,222	-	-	-	63,361

(1)	All stock options were granted in accordance with ASC Topic 718. Please insert the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 (column (d)).

(2)	Mr. Ballabon was paid $68,796 in cash compensation for his service as a director for the fourth quarter of 2015 and for all of 2016. In addition, Mr. Ballabon was granted options to purchase 3,947 shares of Common Stock, with a term of five years and an exercise price of $1.98, with 50% vesting immediately and the remaining 50% vesting on the one year anniversary of the date of issue. Mr. Ballabon resigned as a director on October 26, 2016.

(3)	Mr. Vander Zanden was paid $81,200 in cash compensation for his service as a director for the fourth quarter of 2015 and for all of 2016. In addition, Mr. Vander Zanden was granted options to purchase 3,947 shares of Common Stock, with a term of five years and an exercise price of $1.98, vesting with 50% vesting immediately and the remaining 50% vesting on the one year anniversary of the date of issue.

(4)	Mr. Ledwick was paid $70,400 in cash compensation for his service as a director for the fourth quarter of 2015 and for all of 2016. In addition, Mr. Ledwick was granted options to purchase 3,947 shares of Common Stock, with a term of five years and an exercise price of $1.98, vesting with 50% vesting immediately and the remaining 50% vesting on the one year anniversary of the date of issue.

29

(5)

Mr. Goldberg was paid $57,139 in cash compensation for his service as a director in 2016. In addition, Mr. Goldberg was granted options to purchase 3,947 shares of Common Stock, with a term of five years and an exercise price of $1.98, vesting with 50% vesting immediately and the remaining 50% vesting on the one year anniversary of the date of issue. Mr. Goldberg resigned as a director on October 26, 2016.

(6)	Mr. Weisblum was paid $21,033 in cash compensation for his service as a director in 2016. In addition, Mr. Weisblum was granted options to purchase 3,947 shares of Common Stock, with a term of five years and an exercise price of $1.98, vesting with 50% vesting immediately and the remaining 50% vesting on the one year anniversary of the date of issue.

Non-employee directors received the following annual compensation for service as a member of the Board for the fiscal year ended December 31, 2016:

Annual Retainer	$60,000	To be paid in cash in four equal quarterly installments.
Stock Options	3,947	Options to acquire shares of our Common Stock, pursuant to and subject to the available number of shares under the 2014 Plan, to be granted on the date of our Annual Meeting. The options will have an exercise price equal to the closing price on the trading day immediately preceding the date of issuance and be exercisable for a period of ten (10) years with 50% vesting immediately on the date of issue and the remaining 50% vesting on the one year anniversary date of the issue so long as the optionee has not been removed as a director of Spherix for cause.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2016.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (1)	warrants and rights	column (1)) (2)
Equity compensation plans approved by security holder	312,984	$82.39	269,115
Equity compensation plans not approved by security holder	-	-	-
	312,984		269,115

(1)          Consists of options to acquire 282 shares of our Common Stock under the 2012 Equity Incentive Plan, 105,610 shares of our Common Stock under the 2013 Equity Incentive Plan and 207,092 shares of our Common Stock under the 2014 Plan.

(2)          Consists of shares of Common Stock available for future issuance under our equity incentive plans.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 30, 2017 by (i) our officers and directors as a group and (ii) each person (including any group) known to us to own more than 5% of our Common Stock. As of March 30, 2017 there were 4,943,929 shares of Common Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)		Percent of Class Beneficially Owned (2)
Y Executive Officers and Directors
Common	Robert J. Vander Zanden	26,365	(3)	*
Common	Anthony Hayes	63,054	(4)	1.26%
Common	Tim S. Ledwick	7,894	(5)	*
Common	Eric Weisblum	3,947	(6)	*
Common	All Directors and Officers as a Group (4 persons)	101,260		2.01%

*	Less than 1% of the outstanding shares of the Company Common Stock.

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

(2)           Based on 4,943,929 shares of our Common Stock outstanding as of March 30, 2017 and takes into account the beneficial ownership limitations governing the Series D Preferred Stock, Series D-1 Preferred Stock, Series H Preferred Stock and Series K Preferred Stock. Beneficial ownership limitations on our Series H Preferred Stock prevent the conversion or voting of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock or other voting stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 4.99% of all of the Common Stock outstanding at such time. Beneficial ownership limitations on our Series D-1 Preferred Stock prevent the conversion or voting of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding at such time. Beneficial ownership limitations on our Series K Preferred Stock prevent the conversion of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock or other voting stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 4.99% of all of the Common Stock outstanding at such time.

(3)          Includes 7 shares of Common Stock, 24,385 options for purchase of Common Stock exercisable as of March 30, 2017, and 1,973 options for purchase of Common Stock exercisable within 60 days of March 30, 2017.

(4)           Includes 1,214 shares of Common Stock, 59,867 options for purchase of Common Stock exercisable as of March 30, 2017, and 1,973 options for purchase of Common Stock exercisable within 60 days of March 30, 2017.

(5)          Includes 5,921 options for purchase of Common Stock exercisable as of March 30, 2017, and 1,973 options for purchase of Common Stock exercisable within 60 days of March 30, 2017.

(6)           Includes 1,974 options for purchase of Common Stock exercisable as of March 30, 2017, and 1,973 options for purchase of Common Stock exercisable within 60 days of March 30, 2017.

Effective January 1, 2013, the Company and Equity Stock Transfer, LLC entered into a Rights Agreement, which was subsequently assigned to Transfer Online Inc. as Rights Agent on June 20, 2016. The Rights Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of Common Stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our Common Stock, or (2) the commencement of a tender offer which would result in an offer or beneficially owning 10% or more of our outstanding Common Stock.  All rights held by an acquirer or offer or expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2017, subject to further extension. Each right entitles a stockholder to acquire, at a price of $7.46 per one nineteen-hundredths of a share of our Series A Preferred Stock, subject to adjustments, which carries voting and dividend rights similar to one share of our Common Stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement. At the discretion of a majority of the Board of Directors and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of Mr. Tim S. Ledwick, Mr. Anthony Hayes, Dr. Robert J. Vander Zanden and Mr. Eric Weisblum.  The Board of Directors has determined that Dr. Vander Zanden, Mr. Ledwick and Mr. Weisblum are independent directors within the meaning of the applicable NASDAQ rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

Richard Cohen was appointed our Chief Financial Officer on January 6, 2014. In consideration for Mr. Cohen’s services, during 2015, the Company paid to Chord Advisors, LLC, of which Mr. Cohen was chairman and an equity owner, a monthly fee of $20,000. Total fees of $120,000 were paid to Chord while Mr. Cohen served as our Chief Financial Officer. In connection with the resignation of Mr. Cohen on June 30, 2015, our Board of Directors appointed Frank Reiner as Interim Chief Financial Officer. Pursuant to Mr. Reiner’s employment agreement with the Company, dated as of March 14, 2014, as amended, the term of Mr. Reiner’s employment is one year and automatically extends for additional one-year terms unless no less than 60 days’ prior written notice of non-renewal is given by Mr. Reiner or us. Mr. Reiner’s base salary under his employment agreement was $235,000 per year, but in connection with being named Interim Chief Financial Officer, the Board of Directors authorized an amendment to Mr. Reiner’s employment agreement to increase Mr. Reiner’s base salary to $271,000. On March 10, 2017, Mr. Reiner and the Company entered into a separation agreement and general release, pursuant to which Mr. Reiner received payments due to him under the terms of his employment agreement as well as a lump sum payment of $18,504 in lieu of his right to continue health insurance coverage under the Company’s group health plan.

On August 10, 2015, we entered into a consulting agreement with Mr. Howard E. Goldberg (d/b/a Forward Vision Associates, of which Mr. Goldberg is the sole proprietor and owner), on an independent contractor basis, pursuant to which Mr. Goldberg will, among other services, provide advisory services to us in areas including licensing, litigation and business strategies. Mr. Goldberg was also added as a director at that time. We will pay Mr. Goldberg an agreed upon quarterly retainer amount of $20,400 (calculated on an hourly basis) and, if applicable, upon exhaustion of each quarterly retainer, at an hourly rate to be paid in equity (for the first 50 hours above the quarterly retainer), and subsequently (if applicable) at an hourly rate thereafter in cash. We will reimburse Mr. Goldberg for actual out-of-pocket expenses. The consulting agreement with Mr. Goldberg has an initial term of one year, unless he has completed the desired services by an earlier date or unless the agreement is earlier terminated pursuant to its terms. The consulting agreement with Mr. Goldberg may be extended by written agreement of both us and Mr. Goldberg. For the year ended December 31, 2016 and 2015, the Company incurred $40,800 and $42,287, respectively, consulting expenses related to this agreement. Mr. Goldberg resigned as a director of the Company on October 26, 2016 and as of August 2016, Mr. Goldberg no longer serves as a consultant to the Company.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions, and approved each of the transactions set forth above.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditor

The following table sets forth the fees paid by our Company to Marcum LLP for audit and other services provided in 2016 and 2015.

	2016	2015
Audit Fees	$83,295	$138,535
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	83,295	138,535

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2016 and 2015.  Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Consolidated Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

Exhibits

Exhibit No.	Description

1.1	Placement Agency Agreement, dated July 15, 2015, between Spherix Incorporated and Chardan Capital Markets LLC (incorporated by reference to Form 8-K filed July 17, 2015)

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated April 24, 2014 (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated March 2, 2016 (incorporated by reference to Form 8-K filed March 18, 2016)

3.2	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spherix Incorporated, effective March 4, 2016 (incorporated by reference to Form 10-K filed March 29, 2016)

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Rights Agreement dated as of January 24, 2013, between Spherix Incorporated and Equity Stock Transfer, LLC (incorporated by reference to Form 8-K filed January 30, 2013)

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (incorporated by reference to Form 8-K/A filed on June 2, 2014)

4.4	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (incorporated by reference to Form 8-K filed on December 3, 2015)

4.5	Form of Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.6	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed July 17, 2015)

4.8	Form of Warrant (incorporated by reference to Form 8-K filed December 3, 2015)

10.1	2012 Equity Incentive Plan (incorporated by reference from the Company’s Information Statement on Form DEF 14c filed November 26, 2012)

10.2	Warrant Exchange Agreement dated March 1, 2013 between the Company and certain investors (incorporated by reference to Form 8-K filed March 7, 2013)

10.3	Agreement and Plan of Merger dated April 2, 2013 (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.4	First Amendment to Agreement and Plan of Merger dated August 30, 2013 (incorporated by reference to the Form 8-K filed on September 4, 2013)

10.5	Spherix Incorporated 2013 Equity Incentive Plan (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.6	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.7	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed March 28, 2014)

10.8	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.9	Employment Agreement between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on September 13, 2013)

10.10	Indemnification Agreement between Spherix Incorporated and Alexander Poltorak (incorporated by reference to the Form 8-K filed on October 29, 2013)

10.11	Indemnification Agreement between Spherix Incorporated and Richard Cohen (incorporated by reference to the Form 8-K filed on January 9, 2014)

10.12	Indemnification Agreement between Spherix Incorporated and Jeffrey Ballabon (incorporated by reference to the Form 8-K filed on June 13, 2014)

10.13**	Patent Purchase Agreement between Spherix Incorporated and Rockstar Consortium US LP, including Amendment No. 1 thereto (incorporated by reference to the Form 8-K/A filed on November 19, 2013)

10.14	Form of Series F Exchange Agreement (incorporated by reference to the Form 8-K filed on November 26, 2013)

10.15	Form of Series D Exchange Agreement (incorporated by reference to the Form 8-K filed on December 30, 2013)

10.16	Confidential Patent Purchase Agreement dated December 31, 2013 between Spherix Incorporated and Rockstar Consortium US LP (incorporated by reference to the Form S-1/A filed January 21, 2014)

10.17	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.18	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.19	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on May 29, 2014)

10.20	Letter of Agreement, dated January 6, 2014, between Spherix Incorporated and Chord Advisors, LLC (incorporated by reference to the Form 10-K filed on March 30, 2015)

10.21	Letter of Agreement, dated April 11, 2014, between Spherix Incorporated and Chord Advisors, LLC (incorporated by reference to the Form 10-K filed on March 30, 2015)

10.22	Securities Purchase Agreement, dated July 15, 2015, between Spherix Incorporated and the purchasers party thereto (incorporated by reference to Form 8-K filed July 17, 2015)

10.23	Employment Agreement, dated as of March 14, 2014, between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 10-K filed March 29, 2016)

10.24	Amendment to Employment Agreement, dated as of June 30, 2015, between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 10-K filed March 29, 2016)

10.25	Consulting Services Agreement, dated as of August 10, 2015, between Spherix Incorporated and Howard E. Goldberg d/b/a Forward Vision Associates (incorporated by reference to Form 8-K filed August 19, 2015)

10.26	Settlement and License Agreement, dated October 13, 2015, between Spherix Incorporated and Huawei Technologies Co., Ltd. (incorporated by reference to Form 10-K filed March 29, 2016)

10.27	Patent License Agreement, dated as of November 23, 2015, between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 8-K filed November 30, 2015

10.28	Securities Purchase Agreement, dated as of December 2, 2015, between Spherix Incorporated and the investors party thereto (incorporated by reference to Form 8-K filed December 3, 2015)

10.29	Engagement Agreement, dated September 16, 2015, as amended, between Spherix Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to Form 8-K filed December 3, 2015)

10.30	Employment Agreement, effective as of April 1, 2016, between Spherix Incorporated and Anthony Hayes (incorporated by reference to Form 8-K filed May 26, 2016)

10.31	Separation Agreement and Release, dated March 10, 2017, between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 8-K filed March 15, 2017)

10.32	Patent License Agreement, dated as of May 23, 2016, between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 10-Q filed August 15, 2016)

10.33

Technology Monetization Agreement, dated as of March 11, 2016, and amended as of April 22, 2016, April 27, 2016 and May 22, 2016, between Spherix Incorporated and Equitable IP Corporation (incorporated by reference to Form 8-K filed August 2, 2016)

10.34	Underwriting Agreement, dated as of August 2, 2016, by and among Spherix Incorporated and the underwriters named on Schedule I thereto (incorporated by reference to Form 8-K filed August 3, 2016)
10.35	Assignment and Assumption of Rights Agreement, dated as of June 16, 2016, by and between Spherix Incorporated and Transfer Online, Inc. (incorporated by reference to Form 8-K filed June 21, 2016)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

	By:	/s/ Anthony Hayes
Anthony Hayes
Date: March 31, 2017	Director, Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes	Chief Executive Officer and Director	March 31, 2017
Anthony Hayes

/s/ Tim S. Ledwick	Director	March 31, 2017
Tim S. Ledwick

/s/ Robert J. Vander Zanden	Chairman of the Board	March 31, 2017
Robert J. Vander Zanden

/s/ Eric Weisblum	Director	March 31, 2017
Eric Weisblum

