Form 10-Q
period 2017-03-31
SPHERIX INC
filed 2017-05-12
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒     No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes    ☒      No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      ☐ Accelerated Filer      ☐ Non-accelerated Filer (Do not check if a smaller reporting company)     ☐ Smaller Reporting Company     ☒             Emerging Growth Company          ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       ☐  No        ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2017
Common Stock, $0.0001 par value	4,943,929 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2017

Part I.  Financial Information

Item 1.  Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	March 31	December 31
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$210	$134
Marketable securities	5,083	6,025
Prepaid expenses and other assets	145	135
Total current assets	5,438	6,294

Property and equipment, net	5	6
Patent portfolios and patent rights, net	4,613	4,951
Deposit	26	26
Total assets	$10,082	$11,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$175	$123
Accrued salaries and benefits	339	446
Warrant liabilities	824	702
Short-term deferred revenue	1,145	1,216
Short-term lease liabilities	187	183
Total current liabilities	2,670	2,670

Long-term deferred revenue	3,009	3,245
Long-term lease liabilities	-	44
Total liabilities	5,679	5,959

Series I redeemable convertible preferred stock, $0.0001 par value; no shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference of $167 per share	-	-

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized;
Series A: no shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference $0.0001 per share
Convertible preferred stock	-	-
Series C: no shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference $0.0001 per share	-	-
Series D: 4,725 shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation value of $0.0001 per share	-	-
Series F-1: no shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference $0.0001 per share	-	-
Series H: no shares and 381,967 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively; liquidation preference $83.50 per share	-	-
Series J: no shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference $0.0001 per share	-	-
Series K: no shares and 1,240 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively; liquidation preference $1,000 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,943,941 and 4,943,941 shares issued at March 31, 2017 and December 31, 2016, respectively; 4,943,929 and 4,943,929 shares outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Additional paid-in-capital	147,335	147,331
Treasury stock, at cost, 12 shares at March 31, 2017 and December 31, 2016	(264)	(264)
Accumulated deficit	(142,668)	(141,749)
Total stockholders' equity	4,403	5,318
Total liabilities and stockholders' equity	$10,082	$11,277

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$327	$72

Operating costs and expenses
Amortization of patent portfolio	338	531
Compensation and related expenses (including stock-based compensation)	589	312
Professional fees	285	705
Rent	22	22
Other selling, general and administrative	62	63
Total operating expenses	1,296	1,633
Loss from operations	(969)	(1,561)

Other income (expenses)
Other income (expenses) , net	172	(30)
Change in fair value of warrant liabilities	(122)	1,542
Total other income	50	1,512
Net loss	$(919)	$(49)

Deemed dividend on conversion of Series K convertible preferred stock to common stock	-	(667)
Net loss attributable to common stockholders	$(919)	$(716)

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.26)

Weighted average number of common shares outstanding,
Basic and diluted	4,943,929	2,705,864

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(919)	$(49)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of patent portfolio	338	531
Change in fair value of warrant liabilities	122	(1,542)
Stock-based compensation	4	131
Depreciation expenses	1	-
Realized loss on marketable securities	93	66
Unrealized gain on marketable securities	(72)	(12)
Changes in assets and liabilities:
Prepaid expenses and other assets	(10)	38
Accounts payable and accrued expenses	52	(29)
Accrued salaries and benefits	(107)	(534)
Deferred revenue	(307)	(71)
Accrued lease liabilities	(40)	(45)
Net cash used in operating activities	(845)	(1,516)

Cash flows from investing activities
Purchase of marketable securities	(4,121)	(3,456)
Purchase of property and equipment	-	(2)
Sale of marketable securities	5,042	5,326
Net cash provided by investing activities	921	1,868

Net increase in cash and cash equivalents	76	352
Cash and cash equivalents, beginning of period	134	142

Cash and cash equivalents, end of period	$210	$494

Cash paid for interest and taxes	$1,712	$-

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

The Company is currently a patent commercialization company focused on generating revenues from the monetization of intellectual property, or IP. Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign, or through the settlement and litigation of patents. We intend to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that we own, that we manage for others, or that others manage on our behalf. To date, we have generated minimal revenues and no assurance can be provided that our business model will be successful.

The Company continually works to enhance its portfolio of intellectual property through acquisitions and strategic partnerships. The Company’s mission is to partner with inventors, or other entities, who own undervalued intellectual property. The Company then works with the inventors or other entities to commercialize the IP.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.  The Company’s working capital amounted to approximately $2.8 million at March 31, 2017, and net loss amounted to approximately $1.0 million for the three months ended March 31, 2017. The Company had an approximately $142.7 million of accumulated deficit as of March 31, 2017. Absent generation of sufficient revenue from the execution of the Company’s long term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices. During the three months ended March 31, 2017 and 2016, the Company incurred realized losses of approximately $93,000 and $66,000, respectively, and unrealized gains of approximately $72,000 and $12,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the three months ended March 31, 2017 and 2016, the Company earned dividend income of approximately $8,000 and $13,000, respectively, which is included in other income, net on the consolidated statement of operations. The Company reinvested such dividend income into its marketable securities during the three months ended March 31, 2017 and 2016. The market value of marketable securities held as of March 31, 2017 and December 31, 2016 were $5.1 million and $6.0 million, respectively.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2017 and 2016 are as follows:

	As of March 31,
	2017	2016
Convertible preferred stock	2,926	217,119
Warrants to purchase common stock	1,251,709	2,304,333
Options to purchase common stock	309,037	289,380
Total	1,563,672	2,810,832

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before Janaury 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact that ASU 2014-09 and 2016-10 will have on the Company’s financial statements and determining the transition method, including the period of adoption, that it will apply.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. Effective on January 1, 2017, the Company began accounting for forfeitures as they occur. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested.  Prior to making this election under ASU 2016-09, the Company estimated their forfeiture rate at 0%, or they did not have a significant history of forfeitures.

Note 4. Intangible Assets

Patent Portfolio and Patent Rights

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as of March 31, 2017 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2016, net	$4,951	3.65
Amortization expenses	(338)
Patent Portfolios and Patent Rights at March 31, 2017, net	$4,613	3.41

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The amortization expenses related to acquired intangible assets for the three months ended March 31, 2017 and 2016 are as follows ($ in thousands):

	Amortization Expense for the Three Months Ended March 31,
Date Acquired and Description	2017	2016
7/24/13 - Rockstar patent portfolio	$18	$26
9/10/13 - North South patent portfolio	5	8
12/31/13 - Rockstar patent portfolio	315	497
	$338	$531

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Nine Months Ended December 31, 2017	53	17	965	1,035
Year Ended December 31, 2018	71	22	1,280	1,373
Year Ended December 31, 2019	71	22	1,280	1,373
Year Ended December 31, 2020	71	22	638	731
Year Ended December 31, 2021	71	22	-	93
Thereafter	4	4	-	8
Total	$341	$109	$4,163	$4,613

Equitable Agreement

In March 2016, the Company entered into an agreement (which was subsequently amended) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of the Company’s patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company has worked together with Equitable to develop and revise the Company’s ongoing litigation plan. Under the Monetization Agreement, Equitable is obligated to use its best, commercially reasonable efforts to monetize the Company’s patents. To that end, Equitable has filed several litigations, six of which are currently pending. The Company will share net monetization revenue derived from all monetization activity equally with Equitable. To facilitate the litigation plan, approximately 186 of over 330 of the Company’s patents and applications have been assigned to Equitable, which will pay all maintenance and prosecution fees going forward. No assigned patents may be transferred by Equitable to a third party without the Company’s consent. In the event that all terms of the Monetization Agreement are met by December 2017, the Company will further assign approximately 140 additional patents and applications to Equitable for monetization. The Company has retained a grant-back license to practice all transferred patents.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2017 and December 31, 2016 ($ in thousands):

	Fair value measured at March 31, 2017
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds and mutual funds	$5,083	$480	$4,603	$-

Liabilities
Fair value of warrant liabilities	$824	$-	$-	$824

	Fair value measured at December 31, 2016
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds	$6,025	$211	$5,814	$-

Liabilities
Fair value of warrant liabilities	$702	$-	$-	$702

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2017.

Level 2 Valuation Techniques

The fair values of Level 2 marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of March 31, 2017 and December 31, 2016.

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

On July 21, 2015, the Company issued the July 2015 Warrants to purchase an aggregate of 370,263 shares of common stock to the investors in the July 2015 Financing. The July 2015 Warrants became exercisable on January 22, 2016 for a period of 5 years at an exercise price of $8.17 per share. The warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the July 2015 Warrants) at the Company and therefore are classified as liabilities. The July 2015 Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

On December 7, 2015, the Company issued Series A warrants to purchase up to 1,052,624 shares of common stock and Series B warrants to purchase up to 842,099 shares of common stock contained in such offering. Series A Warrants had an exercise price of $3.80 per share and were exercisable at any time between December 7, 2015 and May 6, 2016. 852,624 shares of Series A warrants expired unexercised on May 24, 2016, and no Series A Warrants remain outstanding as of December 31, 2016. Series B Warrants have an exercise price of $4.75 per share and are exercisable at any time between December 7, 2015 and December 6, 2020. The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

The Series B warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of March 31, 2017 is as follows:

Date of valuation	March 31, 2017
Risk-free interest rate	1.93%
Expected volatility	98.22% - 131.41%
Expected life (in years)	3.69 - 3.81
Expected dividend yield	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and 2016 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	March 31, 2017	March 31, 2016
Beginning balance	$702	$2,959
Fair value adjustment of warrant liabilities	122	(1,542)
Ending balance	$824	$1,417

Note 6. RPX License Agreement

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

The deferred revenue will be amortized over a 5-year service period as the RPX License includes a standstill agreement which requires Spherix to provide the licensee with the right to use any future acquired patents for five years. During the three months ended March 31, 2017, the Company recorded approximately $307,000 in revenue related to the amortization of the license.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Preferred Stock

The Company had designated separate series of its capital stock as of March 31, 2017 and December 31, 2016 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	March 31, 2017	December 31, 2016	Par Value	Conversion Ratio
Series "A"	-	-	$0.0001	N/A
Series "C"	-	-	0.0001	0.05:1
Series “D"	4,725	4,725	0.0001	0.53:1
Series “D-1"	834	834	0.0001	0.53:1
Series “F-1"	-	-	0.0001	0.05:1
Series “H"	-	-	0.0001	0.53:1
Series “I”	-	-	0.0001	1.05:1
Series “J”	-	-	0.0001	0.05:1
Series “K”	-	-	0.0001	263.16:1

Warrants

A summary of warrant activity for the three months ended March 31, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,250,311	$9.21	$-	3.91
Outstanding as of March 31, 2017	1,250,311	$9.21		3.67
Exercisable as of March 31, 2017	1,250,311	$9.21	$-	3.67

Stock Options

Also approved by the Company’s Stockholders on February 26, 2016 was an amendment to the Company’s 2014 Equity Incentive Plan, which increased the number of shares of common stock authorized to be issued pursuant to the 2014 Plan from 4,161,892 to 8,250,000 prior to effectuation of the 1:19 reverse stock split. As a result of the split, the total share authorization under the plan was reduced to 434,210 shares.

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	310,091	$82.25	$-	4.1
Employee options granted	-	-	-	-
Outstanding as of March 31, 2017	310,091	$82.25	$-	3.9
Options vested and expected to vest	310,091	$82.25	$-	3.9
Options vested and exercisable	302,199	$84.35	$-	3.8

A summary of option activity under the Company’s non-employee stock option plan for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,893	$98.07	$-	4.4
Non-employee options granted	-	-	-	-
Outstanding as of March 31, 2017	2,893	$98.07	$-	4.2
Options vested and expected to vest	2,893	$98.07	$-	4.2
Options vested and exercisable	2,893	$98.07	$-	4.2

Stock-based compensation to employees and non-employees was approximately $4,000 and $131,000 for the three months ended March 31, 2017 and 2016, respectively. Unamortized stock-based compensation expense amounted to approximately $0 at March 31, 2017.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2017 and 2016 was comprised of the following ($ in thousands):

	For the Three Months Ended March 31,
	2017	2016
Employee stock option awards	$4	$1
Non-employee restricted stock awards	-	130
Total compensation expense	$4	$131

Note 8. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company actively pursues legal remedies to enforce its intellectual property rights and to stop unauthorized use of patented technology. From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. There were no pending material claims or legal matters as of the date of this report other than the following matters:

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614   (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We sought relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of U.S. Patent No. 5,581,599 (the “‘599 Patent”) and 6,614,899 (the “‘899 Patent”) in the United States Patent and Trademark Office. On March 3, 2015, the U.S. Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issued its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of the ‘599 Patent and all asserted claims of the ‘899 Patent. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.  On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents. The appeal to the Federal Circuit continues with the Patent and Trademark Office (“PTO”) as an adverse party.

International License Exchange of America, LLC v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA has filed the patent infringement litigations listed below.

•	On August 12, 2016, litigation against Cincinnati Bell, Inc., case number 1:16-cv-00715-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. RE40,999 (“the ‘999 patent”), U.S. Patent No. 6,970,461, and U.S. Patent No. 7,478,167. On March 8, 2017, Cincinnati Bell filed a motion to dismiss, alleging lack of personal jurisdiction and improper venue. On March 29, 2017, the parties filed a joint motion to stay all deadlines until April 29, 2017, stating that the parties have reached an agreement in principal to resolve all claims asserted in the case. On April 3, 2017, the court granted the parties motion to stay all deadlines until April 29, 2017. On May 5, 2017, the Court ordered the parties to file a joint status report by three days from the date of the order. On May 5, 2017, the parties filed a joint stipulation of dismissal and the Court terminated the case.
•	On August 12, 2016, litigation against Frontier Communications Corporation, case number 1:16-cv-00714-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. Frontier’s response to the complaint is currently due on May 19, 2017.
•	On August 12, 2016, litigation against Echostar Corporation, case number 1:16-cv-00716-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On April 17, 2017, ILEA filed a notice of voluntary dismissal of the case, and on April 18, 2017, the court closed the case.
•	On August 15, 2016, litigation against ATN International, Inc. Commnet Wireless, LLC Choice Communications LLC, and Choice Communications, LLC (“Choice Wireless”), case number: 1:16-cv-00718-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On April 12, 2017, the parties jointly dismissed the case by filing a stipulation dismissing the case with prejudice.
•	On August 15, 2016, litigation against Sprint Corporation and Clearwire Corporation case number 1:16-cv-00719-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On May 1, 2017, ILEA filed a notice of voluntary dismissal of the case, and the court closed the case on May 2, 2017.
•	On August 16, 2016, litigation against ViaSat, Inc., case number 1:16-cv-00720-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, ViaSat filed a motion to dismiss, alleging failure to state a plausible claim of patent infringement. On March 21, 2017, ILEA filed its brief in opposition to the motion to dismiss. On March 28, 2017, ViaSat filed its reply brief on the motion to dismiss.
•	On September 9, 2016, litigation against Fortinet Inc., case number 1:16-cv-00795-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, Fortinet filed its answer to the Complaint and the case now proceeds to the disclosure and discovery phase.
•	On September 9, 2016, litigation against GTT Communications, Inc., case number 1:16-cv-00796-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. GTT’s response to the complaint is currently due on May 22, 2017.
•	On November 22, 2016, litigation against Alcatel-Lucent SA and Alcatel-Lucent USA Inc., case number 1:16-cv-01077-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 7,158,515; 6,222,848; 6,578,086; and 6,697,325. On March 28, 2017, ILEA filed a notice of voluntary dismissal of the case and on that date the court closed the case.
•	On May 4, 2017, litigation against Telefonaktiebolaget LM Ericsson, Ericsson Holding II Inc., and Ericsson Inc., case number 1:17-cv-00507-UNA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent along with U.S. Patent No. 5,959,990 (the “‘990 patent”).
•	On May 4, 2017, litigation against NTT Communications ICT Solutions Pty Ltd., NTT America, Inc., and NTT Security (US) Inc., case number 1:17-cv-00508-UNA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and the ‘990 patent.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In July 2016, a lawsuit relating to the ‘999 Patent was dismissed in anticipation of settlement with the counterparty. In May 2017, settlement was reached, pursuant to which the counterparty granted to Equitable the right to monetize a portfolio of 112 patents (the “Settlement Patents”). Pursuant to the Company’s Monetization Agreement with Equitable, the Company is entitled to receive a portion of the net revenue generated by Equitable’s monetization of the Settlement Patents.

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

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

During the three months ended March 31, 2017, revenue was approximately $0.3 million, which represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). During the three months ended March 31, 2016, revenue was approximately $72,000, which is the amortization of deferred revenue related to the RPX License Agreement dated November 23, 2015. Both the November 2015 and May 2016 RPX License transactions use straight-line method to amortize the deferred revenue over the contract life.

During the three months ended March 31, 2017 and 2016, we incurred a loss from operations of approximately $1.0 million and $1.6 million, respectively. The decrease in net loss was primarily attributed to a $0.2 million decrease in amortization expenses related to the Rockstar patents acquired by the Company during 2013 due to a $2.7 million impairment of intangible assets in 2016 and $0.4 million decrease in professional fees due to further cost cutting implemented in the first quarter of 2017.

During the three months ended March 31, 2017 and 2016, other income was approximately $50,000 as compared to approximately $1.5 million of other income for the comparable prior period.  The decrease in other income was primarily attributed to a $1.7 million decrease in change in fair value of warrant liabilities.

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

Cash Flows from Operating Activities - For the three months ended March 31, 2017 and 2016, net cash used in operations was approximately $0.8 million and $1.5 million, respectively. The cash used in operating activities for the three months ended March 31, 2017 primarily resulted from $0.1 million of change in fair value of warrant liabilities and amortization expenses of $0.3 million, partially offset by $0.4 million of changes in assets and liabilities. The cash used in operating activities for the three months ended March 31, 2016 primarily resulted from $1.5 million of change in fair value of warrant liabilities and $0.7 million of changes in assets and liabilities, partially offset by significant non-cash charges related to amortization expenses of $0.5 million and stock-based compensation expense of $0.1 million.

Cash Flows from Investing Activities - For the three months ended March 31, 2017 and 2016, net cash provided by investing activities was approximately $0.9 million and $1.9 million, respectively. The cash provided by investing activities primarily resulted from our sale of marketable securities for the three months ended March 31, 2017 of $5.0 million, partially offset by our purchase of marketable securities of $4.1 million. The cash provided by investing activities primarily resulted from our sale of marketable securities for the three months ended March 31, 2016 of $5.3 million, partially offset by purchase of marketable securities of $3.5 million, and purchase of property and equipment of $2,000.

Cash Flows from Financing Activities - For the three months ended March 31, 2017 and 2016, there were no financing activities.

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $2.8 million at March 31, 2017, and net loss amounted to approximately $1.0 million for the three months ended March 31, 2017. Our accumulated deficit amounted to approximately $142.7 million at March 31, 2017.  We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

Pursuant to the RPX License Agreement, the security interest that RPX held in favor of our patents acquired from Rockstar was extinguished. Accordingly, we now have greater flexibility to monetize our patent portfolio, including through the sale of our patents or sublicensing our patents to third parties who can pursue their own monetization strategies with respect to those patents in exchange for royalties or some other consideration.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2017. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of the technology in our patent portfolio. Other than ordinary routine litigation incidental to the business and other than as set forth below, we know of no material, active or pending legal proceedings against us, except for those described below.

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al, Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614   (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of U.S. Patent No. 5,581,599 (the “‘599 Patent”) and 6,614,899 (the “‘899 Patent”) in the United States Patent and Trademark Office. On March 3, 2015, the U.S. Patent Trial and Appeal Board “PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issued its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 the ‘599 Patent and all asserted claims of the ‘899 patent. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.  On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents. The appeal to the Federal Circuit continues with the Patent Office as an adverse party.

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

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA has filed the patent infringement litigations listed below.

•	On August 12, 2016, litigation against Cincinnati Bell, Inc., case number 1:16-cv-00715-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. RE40,999 (“the ‘999 patent”), U.S. Patent No. 6,970,461, and U.S. Patent No. 7,478,167. On March 8, 2017, Cincinnati Bell filed a motion to dismiss, alleging lack of personal jurisdiction and improper venue. On March 29, 2017, the parties filed a joint motion to stay all deadlines until April 29, 2017, stating that the parties have reached an agreement in principal to resolve all claims asserted in the case. On April 3, 2017, the court granted the parties motion to stay all deadlines until April 29, 2017. On May 5, 2017, the Court ordered the parties to file a joint status report by three days from the date of the order. On May 5, 2017, the parties filed a joint stipulation of dismissal and the Court terminated the case.
•	On August 12, 2016, litigation against Frontier Communications Corporation, case number 1:16-cv-00714-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. Frontier’s response to the complaint is currently due on May 19, 2017.

•	On August 12, 2016, litigation against Echostar Corporation, case number 1:16-cv-00716-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On April 17, 2017, ILEA filed a notice of voluntary dismissal of the case and on April 18, 2017, the court closed the case.
•	On August 15, 2016, litigation against ATN International, Inc. Commnet Wireless, LLC Choice Communications LLC, and Choice Communications, LLC (“Choice Wireless”), case number: 1:16-cv-00718-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On April 12, 2017, the parties jointly dismissed the case by filing a stipulation dismissing the case with prejudice.
•	On August 15, 2016, litigation against Sprint Corporation and Clearwire Corporation case number 1:16-cv-00719-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On May 1, 2017, ILEA filed a notice of voluntary dismissal of the case, and on April 18, 2017, the court closed the case on May 2, 2017.
•	On August 16, 2016, litigation against ViaSat, Inc., case number 1:16-cv-00720-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 21, 2017, ILEA filed its brief in opposition to the motion to dismiss. On March 28, 2017, ViaSat filed its reply brief on the motion to dismiss.
•	On September 9, 2016, litigation against Fortinet Inc., case number 1:16-cv-00795-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, Fortinet filed its answer to the Complaint and the case now proceeds to the disclosure and discovery phase.
•	On September 9, 2016, litigation against GTT Communications, Inc., case number 1:16-cv-00796-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. GTT’s response to the complaint is currently due on May 22, 2017.
•	On November 22, 2016, litigation against Alcatel-Lucent SA and Alcatel-Lucent USA Inc., case number 1:16-cv-01077-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 7,158,515; 6,222,848; 6,578,086; and 6,697,325. On March 28, 2017, ILEA filed a notice of voluntary dismissal of the case and on that date the court closed the case.
•	On May 4, 2017, litigation against Telefonaktiebolaget LM Ericsson, Ericsson Holding II Inc., and Ericsson Inc., case number 1:17-cv-00507-UNA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent along with U.S. Patent No. 5,959,990 (the “‘990 patent”).
•	On May 4, 2017, litigation against NTT Communications ICT Solutions Pty Ltd., NTT America, Inc., and NTT Security (US) Inc., case number 1:17-cv-00508-UNA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and the ‘990 patent.

In July 2016, a lawsuit relating to the ‘999 Patent was dismissed in anticipation of settlement with the counterparty. In May 2017, settlement was reached, pursuant to which the counterparty granted to Equitable the right to monetize a portfolio of 112 patents (the “Settlement Patents”). Pursuant to the Company’s Monetization Agreement with Equitable, the Company is entitled to receive a portion of the net revenue generated by Equitable’s monetization of the Settlement Patents.

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

Item 1A.    Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated

(Registrant)

Date: May 12, 2017	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

