Form 10-Q
period 2017-06-30
SPHERIX INC
filed 2017-08-11
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☒  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2017
Common Stock, $0.0001 par value	6,229,898 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2017

Part I. Financial Information

Item 1. Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	June 30	December 31
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$733	$134
Marketable securities	2,920	6,025
Prepaid expenses and other assets	95	135
Total current assets	3,748	6,294

Property and equipment, net	4	6
Patent portfolios and patent rights, net	4,270	4,951
Investments at fair value	675	—
Deposit	26	26
Total assets	$8,723	$11,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$103	$123
Accrued salaries and benefits	82	446
Warrant liabilities	2,028	702
Short-term deferred revenue	1,073	1,216
Short-term lease liabilities	140	183
Total current liabilities	3,426	2,670

Long-term deferred revenue	2,771	3,245
Long-term lease liabilities	—	44
Total liabilities	6,197	5,959

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at June 30, 2017 and December 31, 2016; liquidation value of $0.0001 per share	—	—
Series D-1: 834 shares issued and outstanding at June 30, 2017 and December 31, 2016; liquidation value of $0.0001 per share	—	—
Series H: no shares and 381,967 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; liquidation preference $83.50 per share	—	—
Series K: no shares and 1,240 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; liquidation preference $1,000 per share	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,979,910 and 4,943,941 shares issued at June 30, 2017 and December 31, 2016, respectively; 4,979,898 and 4,943,929 shares outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	147,318	147,331
Treasury stock, at cost, 12 shares at June 30, 2017 and December 31, 2016	(264)	(264)
Accumulated deficit	(144,528)	(141,749)
Total stockholders’ equity	2,526	5,318
Total liabilities and stockholders’ equity	$8,723	$11,277

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$311	$177	$638	$249

Operating costs and expenses
Amortization of patent portfolio	343	531	681	1,062
Compensation and related expenses (including stock-based compensation)	294	361	883	673
Professional fees	250	824	535	1,529
Rent	27	23	49	45
Other selling, general and administrative	174	60	236	123
Total operating expenses	1,088	1,799	2,384	3,432
Loss from operations	(777)	(1,622)	(1,746)	(3,183)

Other (expenses) income
Other income, net	121	55	293	25
Change in fair value of warrant liabilities	(1,204)	(511)	$(1,326)	1,031
Total other (expenses) income	(1,083)	(456)	(1,033)	1,056
Net loss	$(1,860)	$(2,078)	$(2,779)	$(2,127)
Deemed capital contribution on extinguishment of preferred stock		31,480		31,480
Net income (loss) attributable to common stockholders	$(1,860)	$29,402	$(2,779)	$29,353

Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$(0.38)	$9.61	$(0.56)	$10.18
Diluted	$(0.38)	$9.21	$(0.56)	$9.32

Weighted average number of common shares outstanding,
Basic	4,958,159	3,060,455	4,951,083	2,883,160
Diluted	4,958,159	3,193,227	4,951,083	3,147,022

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,779)	$(2,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of patent portfolio	681	1,062
Change in fair value of warrant liabilities	1,326	(1,031)
Stock-based compensation	11	299
Depreciation expenses	2	1
Realized loss on marketable securities	129	57
Unrealized gain on marketable securities	(137)	(29)
Changes in assets and liabilities:
Prepaid expenses and other assets	40	231
Accounts payable and accrued expenses	(20)	(124)
Accrued salaries and benefits	(364)	(571)
Deferred revenue	(618)	4,126
Accrued lease liabilities	(87)	(90)
Net cash (used in) provided by operating activities	(1,816)	1,804

Cash flows from investing activities
Purchase of marketable securities	(6,510)	(10,193)
Purchase of property and equipment	—	(3)
Sale of marketable securities	9,624	7,886
Investment in Hoth Therapeutics, Inc.	(675)	—
Net cash provided by (used in) investing activities	2,439	(2,310)

Cash flows from financing activities
Cash paid for cancellation of common stock	—	(4)
Proceeds from exercise of warrants	—	760
Repurchase of restricted stock units to pay for employee withholding taxes	(24)	—
Net cash (used in) provided byfinancing activities	(24)	756

Net increase in cash and cash equivalents	599	250
Cash and cash equivalents, beginning of period	134	142

Cash and cash equivalents, end of period	$733	$392

Cash paid for interest and taxes	$114	$—

Non-cash investing and financing activities
Extinguishment of Series H Convertible Preferred Stock in connection with license agreement	$—	$31,480
Recognition of deferred revenue in connection with license agreement	$—	$414

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

In March 2016, the Company entered into an agreement (which was subsequently amended in April and May 2016) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of its patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company is working together with Equitable to further develop and revise its ongoing litigation plan. See Note 5 for additional details surrounding the Monetization Agreement.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flows to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company’s working capital amounted to approximately $0.3 million at June 30, 2017, and net loss amounted to approximately $1.9 million and $2.8 million for the three and six months ended June 30, 2017. The Company had an approximately $144.5 million of accumulated deficit as of June 30, 2017. Absent generation of sufficient revenue from the execution of the Company’s long term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all. On July 18, 2017, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. with respect to the issuance and sale of an aggregate of 1,250,000 shares of the Company’s common stock, par value $0.0001 per share, in a firm commitment underwritten public offering which closed on July 24, 2017. Each share was sold for a price of $2.00 for aggregate gross proceeds of $2,500,000, with net proceeds of $2,114,583, after deducting the underwriting discounts and commissions (equivalent to 8% of gross proceeds) and estimated offering expenses.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Public Underwriting

On July 18, 2017, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. with respect to the issuance and sale of an aggregate of 1,250,000 shares of the Company’s common stock, par value $0.0001 per share, in a firm commitment underwritten public offering which closed on July 24, 2017. Each share was sold for a price of $2.00 for aggregate gross proceeds of $2,500,000, with net proceeds of $2,114,583, after deducting the underwriting discounts and commissions (equivalent to 8% of gross proceeds) and estimated offering expenses.

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

During the three months ended June 30, 2017 and 2016, the Company incurred realized losses of approximately $36,000 and realized gains of approximately $10,000, respectively, and unrealized gains of approximately $66,000 and $17,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the three months ended June 30, 2017 and 2016, the Company earned dividend income of approximately $47,000 and $4,000, respectively, which is included in other income, net on the consolidated statement of operations.

During the six months ended June 30, 2017 and 2016, the Company incurred realized losses of approximately $129,000 and $57,000, respectively, and unrealized gains of approximately $138,000 and $29,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the six months ended June 30, 2017 and 2016, the Company earned dividend income of approximately $55,000 and $17,000, respectively, which is included in other income, net on the consolidated statement of operations.

The Company reinvested such dividend income into its marketable securities during the six months ended June 30, 2017 and 2016. The fair market values of marketable securities held as of June 30, 2017 and December 31, 2016 were $2.9 million and $6.0 million, respectively.

Investment

The Company elected the fair value option for its investment in Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”). As of June 30, 2017, the fair value of this investment was $675,000 (see Note 4). The investment was classified as a Level 3 financial instrument at June 30, 2017.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as an unrealized gain on investment in the Consolidated Statements of Operations.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share Numerator:
Net Loss	$(1,860)	$(2,078)	$(2,779)	$(2,127)
Deemed capital contribution on extinguishment of preferred stock	—	31,480	—	31,480
Net income (loss) available to common stockholders	$(1,860)	$29,402	$(2,779)	$29,353

Denominator:
Weighted average number of common shares outstanding,	49,58,159	30,60,455	49,51,083	28,83,160

Earnings per basic share:
Net Loss	(0.38)	(0.68)	(0.56)	(0.74)
Deemed capital contribution on extinguishment of preferred stock	—	10.29	—	10.92
Net income (loss) available to common stockholders	$(0.38)	$9.61	$(0.56)	$10.18

Dilutive earnings per share Numerator:
Net Loss	$(1,860)	$(2,078)	$(2,779)	$(2,127)
Deemed capital contribution on extinguishment of preferred stock	—	31,480	—	31,480
Net income (loss) available to common stockholders	$(1,860)	$29,402	$(2,779)	$29,353

Denominator:
Weighted average basic shares outstanding, Weighted average effect of dilutive securities	49,58,159	30,60,455	49,51,083	28,83,160
Employee stock options	—	1,646	—	684
Convertible preferred stock	—	1,23,482	—	2,59,601
Restricted stock units	—	7,644	—	3,577
Weighted average diluted shares outstanding	49,58,159	31,93,227	49,51,083	31,47,022

Earnings per diluted share:
Net Loss	$(0.38)	$(0.65)	$(0.56)	$(0.68)
Deemed capital contribution on extinguishment of preferred stock	—	9.86	—	10.00
Net income (loss) available to common stockholders	$(0.38)	$9.21	$(0.56)	$9.32

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2017 and 2016 are as follows:

	As of June 30,
	2017	2016
Convertible preferred stock	2,926	2,926
Warrants to purchase common stock	1,251,709	1,251,709
Non-vested restricted stock units	—	59,256
Options to purchase common stock	328,716	289,380
Total	1,583,351	1,603,271

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

In May 2017, the Financial Accounting Standards Board (the FASB) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

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

Note 4. Investment in Hoth Therapeutics, Inc.

On June 30, 2017 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”), for the purchase of an aggregate of 6,800,000 shares of common stock, par value $0.0001 (the “Shares”), of Hoth, for a purchase price of $675,000. As of the Closing Date, Hoth had a total of 17,000,000 shares of common stock issued and outstanding. Hoth is a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema. Hoth’s primary asset is a sublicense agreement with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa has granted Hoth an exclusive sublicense to use its BioLexa products for the treatment of eczema.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Under the Purchase Agreement, following the occurrence of a Going Public Event (as defined below), Hoth covenants to timely file all reports required to be filed under the Securities Exchange Act of 1934 (the “Exchange Act”) and to take all necessary steps to cause the Shares to be approved for listing or quotation on a trading market such as NYSE MKT, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, the New York Stock Exchange, OTCQB or OTCQX. A “Going Public Event” means (i) an initial public offering of Hoth’s securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), or (ii) Hoth’s entry into a merger, consolidation, transfer or share exchange transaction pursuant to which Hoth becomes subject to the reporting requirements of the Exchange Act.

The Company adopted the fair value option for this investment and will record any change in fair value in the statement of operations.

Note 5. Intangible Assets

Patent Portfolio and Patent Rights

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as of June 30, 2017 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2016, net	$4,951	3.65
Amortization expenses	(681)
Patent Portfolios and Patent Rights at June 30, 2017, net	$4,270	3.16

The amortization expenses related to acquired intangible assets for the six months ended June 30, 2017 and 2016 are as follows ($ in thousands):

	Amortization Expense for the Three Months Ended June 30,		Amortization Expense for the Six Months Ended June 30,
Date Acquired and Description	2017	2016	2017	2016
7/24/13 - Rockstar patent portfolio	$18	$26	$35	$52
9/10/13 - North South patent portfolio	5	8	11	15
12/31/13 - Rockstar patent portfolio	320	497	635	995
	$343	$531	$681	$1,062

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Six Months Ended December 31, 2017	36	11	645	692
Year Ended December 31, 2018	71	22	1,280	1,373
Year Ended December 31, 2019	71	22	1,280	1,373
Year Ended December 31, 2020	71	22	639	732
Year Ended December 31, 2021	71	22	—	93
Thereafter	4	3	—	7
Total	$324	$102	$3,844	$4,270

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

Note 6. Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts and other receivables, investments, marketable securities, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2017 and December 31, 2016 ($ in thousands):

	Fair value measured at June 30, 2017
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds and mutual funds	$2,920	$—	$2,920	$—
Investment in Hoth	$675	$—	$—	$675

Liabilities
Fair value of warrant liabilities	$2,028	$—	$—	$2,028

	Fair value measured at December 31, 2016
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds	$6,025	$211	$5,814	$—

Liabilities
Fair value of warrant liabilities	$702	$—	$—	$702

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2017.

Level 2 Valuation Techniques

The fair values of Level 2 marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of June 30, 2017 and December 31, 2016.

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of June 30, 2017 is as follows:

Date of valuation	June 30, 2017	December 31, 2016
Risk-free interest rate	1.55%	1.93%
Expected volatility	100.00% - 135.18%	100% - 133.79%
Expected life (in years)	3.44 - 3.56	3.93 - 4.06
Expected dividend yield	—	—

The risk-free interest rate was based on rates established by the Federal Reserve. For the July 2015 Warrants, the expected volatility in the Black-Scholes model is based on an expected volatility of 100% for both periods which represents the percentage required to be used when valuing the cash settlement feature as contractually stated in the form of warrant. The general expected volatility is based on standard deviation of the Company’s underlying stock price’s daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and 2016 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	June 30, 2017	June 30, 2016
Beginning balance	$702	$2,959
Fair value adjustment of warrant liabilities	1,326	(1,031)
Ending balance	$2,028	$1,928

The value of the Company’s investment in Hoth was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investment in Hoth is carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to Hoth.

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

The deferred revenue will be amortized over a 5-year service period as the RPX License includes a standstill agreement which requires Spherix to provide the licensee with the right to use any future acquired patents for five years. During the three and six months ended June 30, 2017, the Company recorded approximately $311,000 and $618,000, respectively, in revenue related to the amortization of the license.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Preferred Stock

The Company had designated separate series of its capital stock as of June 30, 2017 and December 31, 2016 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	June 30, 2017	December 31, 2016	Par Value	Conversion Ratio
Series “A”	—	—	$0.0001	N/A
Series “C”	—	—	0.0001	0.05:1
Series “D”	4,725	4,725	0.0001	0.53:1
Series “D-1”	834	834	0.0001	0.53:1
Series “F-1”	—	—	0.0001	0.05:1
Series “H”	—	—	0.0001	0.53:1
Series “I”	—	—	0.0001	1.05:1
Series “J”	—	—	0.0001	0.05:1
Series “K”	—	—	0.0001	263.16:1

Warrants

A summary of warrant activity for the three months ended June 30, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,250,311	$9.21	$—	3.91
Outstanding as of June 30, 2017	1,250,311	$9.21		3.42
Exercisable as of June 30, 2017	1,250,311	$9.21	$—	3.42

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

During the second quarter ended June 30, 2017, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued an aggregate of 15,788 options to purchase common stock of the Company to four of its directors. The aggregate grant date fair value of these options was approximately $12,000. These stock options vest over one year.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

A summary of option activity under the Company’s employee stock option plan for the three months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	310,091	$82.25	$—	4.1
Employee options granted	15,788	1.02	—	4.9
Outstanding as of June 30, 2017	325,879	$78.28	$—	3.7
Options vested and expected to vest	325,823	$78.28	$—	3.7
Options vested and exercisable	315,958	$80.69	$—	3.6

A summary of option activity under the Company’s non-employee stock option plan for the six months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,893	$98.07	$—	4.4
Non-employee options granted	—	—	—	—
Outstanding as of June 30, 2017	2,893	$98.07	$—	3.9
Options vested and expected to vest	2,893	$98.07	$—	3.9
Options vested and exercisable	2,893	$98.07	$—	3.9

Stock-based compensation associated with the amortization of stock option expense was approximately $8,000 and $19,000 for the three months ended June 30, 2017 and 2016, and was approximately $11,000 and $21,000 for the six months ended June 30, 2017 and 2016, respectively.

Restricted Stock Units

On March 14, 2017, 35,969 RSUs were delivered to Anthony Hayes. 23,287 shares of common stock were withheld (at the closing price of the Company's common stock on the NASDAQ Capital Market on March 14, 2017) to satisfy the tax obligation relating to the vesting of the RSUs.

Stock-based Compensation

Stock-based compensation for the three months ended June 30, 2017 and 2016 was comprised of the following ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Employee stock option awards	$8	$19	$11	21
Non-employee restricted stock awards	—	125	—	23
Employee restricted stock units	—	23	—	255
Total compensation expense	$8	$167	$11	$299

Stock-based compensation was approximately $8,000 and $0.2 million for the three months ended June 30, 2017 and 2016, and was approximately $11,000 and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. Unamortized stock-based compensation expense amounted to approximately $0 at June 30, 2017.

 Note 9. Commitments and Contingencies

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We sought relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of U.S. Patent No. 5,581,599 (the “’599 Patent”) and 6,614,899 (the “’899 Patent”) in the United States Patent and Trademark Office. On March 3, 2015, the U.S. Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issued its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of the ’599 Patent and all asserted claims of the ’899 Patent. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ’599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay. On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents and the appeal to the Federal Circuit continued with the Patent and Trademark Office (“PTO”) as an adverse party. On July 25, 2017, after full briefing and oral argument, the Federal Circuit issued an order affirming the PTAB’s decision relating to the ’599 Patent.

International License Exchange of America, LLC v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

On April 26, 2016, we initiated litigation against Fairpoint Communications, Inc. in Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware (the “Court”) for infringement of U.S. Patent No. RE40,999 (the ’999 Patent”). In the Complaint, we sought relief in the form of a finding of infringement of the ’999 Patent, damages sufficient to compensate us for Fairpoint’s infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and the Company’s attorney’s fees. On October 13, 2016, Fairpoint filed its answer with no counterclaims. On November 16, 2016, International License Exchange of America, LLC, a wholly-owned subsidiary of Equitable (“ILEA”), filed a motion to substitute itself as the plaintiff, consistent with our Monetization Agreement with Equitable. On November 17, 2016, the Court granted ILEA’s motion. On June 22, 2017, the Court entered a Scheduling Order setting the Markman hearing for August 22, 2018 and jury trial for October 28, 2019.

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA has filed the patent infringement litigations listed below.

●	On August 12, 2016, litigation against Cincinnati Bell, Inc., case number 1:16-cv-00715-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. RE40,999 (“the ’999 patent”), U.S. Patent No. 6,970,461, and U.S. Patent No. 7,478,167. On March 8, 2017, Cincinnati Bell filed a motion to dismiss, alleging lack of personal jurisdiction and improper venue. On March 29, 2017, the parties filed a joint motion to stay all deadlines until April 29, 2017, stating that the parties have reached an agreement in principal to resolve all claims asserted in the case. On April 3, 2017, the court granted the parties motion to stay all deadlines until April 29, 2017. On May 5, 2017, the Court ordered the parties to file a joint status report by three days from the date of the order. On May 5, 2017, the parties filed a joint stipulation of dismissal and the Court terminated the case.
●	On August 12, 2016, litigation against Frontier Communications Corporation, case number 1:16-cv-00714-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On May 16, 2017, ILEA filed an agreed motion to stay all deadlines in the case, stating that the parties had reached an agreement in principal in the case and needed time to finalize the written agreement. On May 19, 2017, the Court granted the motion and stayed all deadlines until June 19, 2017. On June 19, 2017, ILEA filed a notice of voluntary dismissal and the Court terminated the case.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

●	On August 12, 2016, litigation against Echostar Corporation, case number 1:16-cv-00716-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On April 17, 2017, ILEA filed a notice of voluntary dismissal of the case, and on April 18, 2017, the Court closed the case.
●	On August 15, 2016, litigation against ATN International, Inc. Commnet Wireless, LLC Choice Communications LLC, and Choice Communications, LLC (“Choice Wireless”), case number: 1:16-cv-00718-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On April 12, 2017, the parties jointly dismissed the case by filing a stipulation dismissing the case with prejudice.
●	On August 15, 2016, litigation against Sprint Corporation and Clearwire Corporation case number 1:16-cv-00719-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On May 1, 2017, ILEA filed a notice of voluntary dismissal of the case, and the court closed the case on May 2, 2017.
●	On August 16, 2016, litigation against ViaSat, Inc., case number 1:16-cv-00720-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On March 7, 2017, ViaSat filed a motion to dismiss, alleging failure to state a plausible claim of patent infringement. On March 21, 2017, ILEA filed its brief in opposition to the motion to dismiss. On March 28, 2017, ViaSat filed its reply brief on the motion to dismiss. On May 19, 2017, the Court issued an order granting ViaSat’s motion to dismiss, but granted ILEA leave to amend the complaint no later than three weeks from the date of the order. On May 30, 2017, ILEA filed its amended complaint. On July 24, 2017, the parties filed a joint motion to dismiss the case. On July 25, 2017, the Court granted the motion and closed the case.
●	On September 9, 2016, litigation against Fortinet Inc., case number 1:16-cv-00795-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On March 7, 2017, Fortinet filed its answer to the Complaint. On June 14, 2017, the Court ordered the parties to file a status report within three days of the order. On June 16, 2017, the parties filed the joint status report stating that the parties have executed a written settlement agreement resolving the case. On July 6, 2017, ILEA filed a stipulation of dismissal with prejudice and the Court closed the case.
●	On September 9, 2016, litigation against GTT Communications, Inc., case number 1:16-cv-00796-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On May 19, 2017, the parties filed a motion to extend time to answer the complaint until June 5, 2017. On May, 22, 2017, the Court granted the motion. On June 5, 2017, ILEA filed a notice of voluntary dismissal and the Court terminated the case.
●	On November 22, 2016, litigation against Alcatel-Lucent SA and Alcatel-Lucent USA Inc., case number 1:16-cv-01077-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent and U.S. Patent Nos. 7,158,515; 6,222,848; 6,578,086; and 6,697,325. On March 28, 2017, ILEA filed a notice of voluntary dismissal of the case and on that date the court closed the case.

●	On May 15, 2017, litigation against ADTRAN, Inc. case number 1:17-cv-00562-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 5,959,990; 6.970,461; 7,478,167; 7,274,704; and 7,277,533.

In July 2016, a lawsuit relating to the ’999 Patent was dismissed in anticipation of settlement with the counterparty. In May 2017, settlement was reached, pursuant to which the counterparty granted to Equitable the right to monetize a portfolio of 112 patents (the “Settlement Patents”). Pursuant to the Company’s Monetization Agreement with Equitable, the Company is entitled to receive a portion of the net revenue generated by Equitable’s monetization of the Settlement Patents.

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

Note 10. Subsequent Events

On July 18, 2017, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. with respect to the issuance and sale of an aggregate of 1,250,000 shares of the Company’s common stock, par value $0.0001 per share, in a firm commitment underwritten public offering which closed on July 24, 2017. Each share was sold for a price of $2.00 for aggregate gross proceeds of $2,500,000, with net proceeds of $2,114,583, after deducting the underwriting discounts and commissions (equivalent to 8% of gross proceeds) and estimated offering expenses.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, revenue was approximately $0.3 million and $0.2 million, respectively, which represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). Both the November 2015 and May 2016 RPX License transactions use straight-line method to amortize the deferred revenue over the contract life of 2 years and 5 years, respectively.

During the three months ended June 30, 2017 and 2016, we incurred a loss from operations of approximately $0.8 million and $1.6 million, respectively. The decrease in net loss was primarily attributed to (i) a $0.2 million decrease in amortization expenses related to the Rockstar patents acquired by the Company during 2013 due to a $2.7 million impairment of intangible assets in 2016 and (ii) a $0.6 million decrease in professional fees due to further cost cutting implemented in the first quarter of 2017.

During the three months ended June 30, 2017, other expenses was approximately $1.1 million as compared to approximately $0.5 million for the comparable prior period.  The increase in other expenses was primarily attributed to a $0.7 million increase in change in fair value of warrant liabilities between both periods.

Net loss attributable to common stockholders was a net loss of $1.9 million in the three months ended June 30, 2017 compared to net income of $29.4 million in the three months ended June 30, 2016. The change is attributed to the decrease of deemed capital contribution on extinguishment of preferred stock. During the three months ended June 30, 2016, we incurred a one-time $31.5 million of deemed capital contribution on preferred stock related to the cancellation of 381,967 shares of Series H Preferred Stock pursuant to the RPX license agreement, which capital contribution is not reflected in the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to three months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, revenue was approximately $0.6 million and $0.2 million, respectively, which represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). Both the November 2015 and May 2016 RPX License transactions use straight-line method to amortize the deferred revenue over the contract life.

During the six months ended June 30, 2017 and 2016, we incurred a net loss from operations of approximately $1.7 million and $3.2 million, respectively. The decrease in net loss was primarily attributed to (i) a $0.4 million decrease in amortization expenses related to the Rockstar patents acquired by the Company during 2013 due to a $2.7 million impairment of intangible assets in 2016 and (ii) $1.0 million decrease in professional fees due to further cost cutting implemented in the first quarter of 2017.

During the six months ended June 30, 2017 and 2016, other expenses was approximately $1.0 million as compared to approximately $1.1 million of other income for the comparable prior period.  The increase in other expenses was primarily attributed to a $2.4 million increase in fair value of warrant liabilities.

Net loss attributable to common stockholders was a net loss of $2.8 million in the six months ended June 30, 2017 compared to net income of $29.4 million in the six months ended June 30, 2016. The change is attributed to the decrease of deemed capital contribution on extinguishment of preferred stock. During the six months ended June 30, 2016, we incurred a one-time $31.5 million of deemed capital contribution on preferred stock related to the cancellation of 381,967 shares of Series H Preferred Stock pursuant to the RPX license agreement, which capital contribution is not reflected in the three months ended June 30, 2017.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding revenue.

We intend to finance our activities through:

●	managing current cash and cash equivalents on hand from our past equity offerings,
●	seeking additional funds raised through the sale of additional securities in the future,
●	seeking additional liquidity through credit facilities or other debt arrangements, and
●	increasing revenue from the monetization of its patent portfolios, license fees and new business ventures.

Cash Flows from Operating Activities - For the six months ended June 30, 2017, net cash used in operations was approximately $1.8 million. The cash used in operating activities for the six months ended June 30, 2017 primarily resulted from $1.3 million of change in fair value of warrant liabilities and amortization expenses of $0.7 million, partially offset by $1.0 million of changes in assets and liabilities. During the six months ended June 30, 2016, we generated approximately $1.8 million of cash in operating activities. The cash provided by operating activities for the six months ended June 30, 2016 primarily resulted from significant non-cash charges related to amortization expenses of $1.1 million, stock-based compensation expense of approximately $0.3 million and approximately $4.1 million of deferred revenue, partially offset by approximately $2.1 million of net loss and $1.0 million of change in fair value of warrant liabilities.

Cash Flows from Investing Activities - For the six months ended June 30, 2017, net cash provided by investing activities was approximately $2.4 million. The cash provided by investing activities primarily resulted from our sale of marketable securities for the six months ended June 30, 2017 of $9.6 million, partially offset by our purchase of marketable securities of $6.5 million. During the six months ended June 30, 2016, we used approximately $2.3 million of cash investing activities.  The cash used in investing activities primarily resulted from our purchase of marketable securities for the six months ended June 30, 2016 of approximately $10.2 million and purchase of property and equipment of approximately $3,000, partially offset by sale of marketable securities of approximately $7.9 million.

Cash Flows from Financing Activities - Cash used in financing activities for the six months ended June 30, 2016 was approximately $24,000, which related to repurchase of restricted stock units to pay for employee withholding taxes. Cash provided by financing activities for the six months ended June 30, 2016 was approximately $0.8 million, which related to approximately $0.8 million proceeds from exercise of 200,000 shares of warrants, partially offset by the payment for the cancellation of common stock of approximately $4,000.

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $0.3 million at June 30, 2017, and net loss amounted to approximately $2.8 million for the six months ended June 30, 2017. On July 24, 2017, we closed on a firm commitment underwritten offering for aggregated gross proceeds of $2,500,000. In addition, the fair market value of our marketable securities held as of June 30, 2017 was $2.9 million. Our accumulated deficit amounted to approximately $144.5 million at June 30, 2017. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

With respect to the quarter ended June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2017. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al, Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of U.S. Patent No. 5,581,599 (the “’599 Patent”) and 6,614,899 (the “’899 Patent”) in the United States Patent and Trademark Office. On March 3, 2015, the U.S. Patent Trial and Appeal Board “PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issued its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 the ’599 Patent and all asserted claims of the ’899 patent. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ’599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.  On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents and the appeal to the Federal Circuit continued with the Patent Office as an adverse party. On July 25, 2017, after full briefing and oral argument, the Federal Circuit issued an order affirming the PTAB’s decision relating to the ’599 Patent.

International License Exchange of America, LLC v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

On April 26, 2016, we initiated litigation against Fairpoint Communications, Inc. in Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware (the “Court”) for infringement of U.S. Patent No. RE40,999 (the “999 Patent”). In the Complaint, we sought relief in the form of a finding of infringement of the ’999 Patent, damages sufficient to compensate us for Fairpoint’s infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and the Company’s attorney’s fees. On October 13, 2016, Fairpoint filed its answer with no counterclaims. On November 16, 2016, International License Exchange of America, LLC, a wholly-owned subsidiary of Equitable (“ILEA”), filed a motion to substitute itself as the plaintiff, consistent with our Monetization Agreement with Equitable. On November 17, 2016, the Court granted ILEA’s motion. On June 22, 2017, the Court entered a Scheduling Order setting the Markman hearing for August 22, 2018 and jury trial for October 28, 2019.

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA has filed the patent infringement litigations listed below.

●	On August 12, 2016, litigation against Cincinnati Bell, Inc., case number 1:16-cv-00715-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. RE40,999 (“the ’999 patent”), U.S. Patent No. 6,970,461, and U.S. Patent No. 7,478,167. On March 8, 2017, Cincinnati Bell filed a motion to dismiss, alleging lack of personal jurisdiction and improper venue. On March 29, 2017, the parties filed a joint motion to stay all deadlines until April 29, 2017, stating that the parties have reached an agreement in principal to resolve all claims asserted in the case. On April 3, 2017, the court granted the parties motion to stay all deadlines until April 29, 2017. On May 5, 2017, the Court ordered the parties to file a joint status report by three days from the date of the order. On May 5, 2017, the parties filed a joint stipulation of dismissal and the Court terminated the case.
●	On August 12, 2016, litigation against Frontier Communications Corporation, case number 1:16-cv-00714-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On May 16, 2017, ILEA filed an agreed motion to stay all deadlines in the case, stating that the parties had reached an agreement in principal in the case and needed time to finalize the written agreement. On May 19, 2017, the Court granted the motion and stayed all deadlines until June 19, 2017. On June 19, 2017, ILEA filed a notice of voluntary dismissal and the Court terminated the case.
●	On August 12, 2016, litigation against Echostar Corporation, case number 1:16-cv-00716-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On April 17, 2017, ILEA filed a notice of voluntary dismissal of the case and on April 18, 2017, the Court closed the case.
●	On August 15, 2016, litigation against ATN International, Inc. Commnet Wireless, LLC Choice Communications LLC, and Choice Communications, LLC (“Choice Wireless”), case number: 1:16-cv-00718-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On April 12, 2017, the parties jointly dismissed the case by filing a stipulation dismissing the case with prejudice.
●	On August 15, 2016, litigation against Sprint Corporation and Clearwire Corporation case number 1:16-cv-00719-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On May 1, 2017, ILEA filed a notice of voluntary dismissal of the case, and on April 18, 2017, the court closed the case on May 2, 2017.
●	On August 16, 2016, litigation against ViaSat, Inc., case number 1:16-cv-00720-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On March 21, 2017, ILEA filed its brief in opposition to the motion to dismiss. On March 28, 2017, ViaSat filed its reply brief on the motion to dismiss. On May 19, 2017, the Court issued an order granting ViaSat’s motion to dismiss, but granted ILEA leave to amend the complaint no later than three weeks from the date of the order. On May 30, 2017, ILEA filed its amended complaint. On July 24, 2017, the parties filed a joint motion to dismiss the case. On July 25, 2017, the Court granted the motion and closed the case.
●	On September 9, 2016, litigation against Fortinet Inc., case number 1:16-cv-00795-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On March 7, 2017, Fortinet filed its answer to the Complaint. On June 14, 2017, the Court ordered the parties to file a status report within three days of the order. On June 16, 2017, the parties filed the joint status report stating that the parties have executed a written settlement agreement resolving the case. On July 6, 2017, ILEA filed a stipulation of dismissal with prejudice and the Court closed the case.
●	On September 9, 2016, litigation against GTT Communications, Inc., case number 1:16-cv-00796-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent. On May 19, 2017, the parties filed a motion to extend time to answer the complaint until June 5, 2017. On May, 22, 2017, the Court granted the motion. On June 5, 2017, ILEA filed a notice of voluntary dismissal and the Court terminated the case.
●	On November 22, 2016, litigation against Alcatel-Lucent SA and Alcatel-Lucent USA Inc., case number 1:16-cv-01077-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ’999 patent and U.S. Patent Nos. 7,158,515; 6,222,848; 6,578,086; and 6,697,325. On March 28, 2017, ILEA filed a notice of voluntary dismissal of the case and on that date the court closed the case.

●	On May 15, 2017, litigation against ADTRAN, Inc. case number 1:17-cv-00562-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 5,959,990; 6.970,461; 7,478,167; 7,274,704; and 7,277,533.

In July 2016, a lawsuit relating to the ’999 Patent was dismissed in anticipation of settlement with the counterparty. In May 2017, settlement was reached, pursuant to which the counterparty granted to Equitable the right to monetize a portfolio of 112 patents (the “Settlement Patents”). Pursuant to the Company’s Monetization Agreement with Equitable, the Company is entitled to receive a portion of the net revenue generated by Equitable’s monetization of the Settlement Patents.

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

Spherix Incorporated

(Registrant)

Date: August 11, 2017	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)