Form 10-Q
period 2017-09-30
SPHERIX INC
filed 2017-11-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2017
Common Stock, $0.0001 par value	6,234,898 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2017

Part I. Financial Information

Item 1. Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	September 30	December 31
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$233	$134
Marketable securities	4,735	6,025
Prepaid expenses and other assets	42	135
Total current assets	5,010	6,294

Property and equipment, net	4	6
Patent portfolios and patent rights, net	3,924	4,951
Investments at fair value in Hoth	1,020	—
Deposit	26	26
Total assets	$9,984	$11,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$48	$123
Accrued salaries and benefits	269	446
Warrant liabilities	961	702
Short-term deferred revenue	1,000	1,216
Short-term lease liabilities	94	183
Total current liabilities	2,372	2,670

Long-term deferred revenue	2,530	3,245
Long-term lease liabilities	—	44
Total liabilities	4,902	5,959

Stockholders' equity
Series D: 4,725 shares issued and outstanding at September 30, 2017 and December 31, 2016; liquidation value of $0.0001 per share	—	—
Series D-1: 834 shares issued and outstanding at September 30, 2017 and December 31, 2016; liquidation value of $0.0001 per share	—	—
Series H: no shares and 381,967 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; liquidation preference $83.50 per share	—	—
Series K: no shares and 1,240 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; liquidation preference $1,000 per share	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,229,910 and 4,943,941 shares issued at September 30, 2017 and December 31, 2016, respectively; 6,229,898 and 4,943,929 shares outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	149,415	147,331
Treasury stock, at cost, 12 shares at September 30, 2017 and December 31, 2016	(264)	(264)
Accumulated deficit	(144,069)	(141,749)
Total stockholders' equity	5,082	5,318
Total liabilities and stockholders' equity	$9,984	$11,277

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$314	$314	$952	$563

Operating costs and expenses
Amortization of patent portfolio	346	536	1,027	1,598
Compensation and related expenses (including stock-based compensation)	488	836	1,371	1,509
Professional fees	280	343	815	1,872
Rent	21	20	70	65
Other selling, general and administrative	138	65	374	188
Total operating expenses	1,273	1,800	3,657	5,232
Loss from operations	(959)	(1,486)	(2,705)	(4,669)

Other (expenses) income
Other income, net	6	16	299	41
Change in fair value of investment	345	—	345	—
Change in fair value of warrant liabilities	1,067	1,024	$(259)	2,055
Total other (expenses) income	1,418	1,040	385	2,096
Net income (loss)	$459	$(446)	$(2,320)	$(2,573)
Deemed capital contribution on extinguishment of preferred stock	—	—	—	31,480
Net income (loss) attributable to common stockholders	$459	$(446)	$(2,320)	$28,907

Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$0.08	$(0.11)	$(0.44)	$8.72
Diluted	$0.08	$(0.11)	$(0.44)	$8.25

Weighted average number of common shares outstanding,
Basic	5,998,920	4,163,245	5,304,201	3,312,969
Diluted	6,009,042	4,163,245	5,304,201	3,503,735

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,320)	$(2,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of patent portfolio	1,027	1,598
Change in fair value of investment	(345)	—
Change in fair value of warrant liabilities	259	(2,055)
Stock-based compensation	13	353
Depreciation expenses	2	1
Realized loss on marketable securities	303	—
Unrealized gain on marketable securities	(262)	62
Changes in assets and liabilities:
Prepaid expenses and other assets	93	271
Accounts payable and accrued expenses	(75)	(320)
Accrued salaries and benefits	(177)	(111)
Deferred revenue	(932)	3,812
Accrued lease liabilities	(133)	(133)
Net cash (used in) provided by operating activities	(2,547)	905

Cash flows from investing activities
Purchase of marketable securities	(11,283)	(15,707)
Purchase of property and equipment	—	(3)
Sale of marketable securities	12,533	12,070
Investment in Hoth Therapeutics, Inc.	(675)	—
Net cash provided by (used in) investing activities	575	(3,640)

Cash flows from financing activities
Cash paid for cancellation of common stock	—	(4)
Cash from issuance common stock, net of offering cost	2,095	2,140
Proceeds from exercise of warrants	—	760
Repurchase of restricted stock units to pay for employee withholding taxes	(24)	—
Net cash provided by financing activities	2,071	2,896

Net increase in cash and cash equivalents	99	161
Cash and cash equivalents, beginning of period	134	142

Cash and cash equivalents, end of period	$233	$303

Cash paid for interest and taxes	$195	$—

Non-cash investing and financing activities
Extinguishment of Series H Convertible Preferred Stock in connection with license agreement	$—	$31,480
Recognition of deferred revenue in connection with license agreement	$—	$414

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

In March 2016, the Company entered into an agreement (which was subsequently amended in April and May 2016) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of its patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company is working together with Equitable to further develop and revise its ongoing litigation plan. See Note 7 for additional details surrounding the Monetization Agreement.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flows to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company’s working capital amounted to approximately $2.6 million at September 30, 2017, and net income amounted to approximately $0.5 million and net loss approximately $2.3 million for the three and nine months ended September 30, 2017. The Company had an approximately $144.1 million of accumulated deficit as of September 30, 2017. Absent generation of sufficient revenue from the execution of the Company’s long term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all. On July 18, 2017, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. with respect to the issuance and sale of an aggregate of 1,250,000 shares of the Company’s common stock, par value $0.0001 per share, in a firm commitment underwritten public offering which closed on July 24, 2017. Each share was sold for a price of $2.00 for aggregate gross proceeds of $2.5 million, with net proceeds of approximately $2.1 million, after deducting the underwriting discounts and commissions (equivalent to 8% of gross proceeds) and estimated offering expenses.

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

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, the valuation of derivative liabilities, the valuation of investments and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices.

During the three months ended September 30, 2017 and 2016, the Company incurred realized losses of approximately $174,000 and realized gains of approximately $56,000, respectively, and unrealized gains of approximately $124,000 and $91,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the three months ended September 30, 2017 and 2016, the Company earned dividend income of approximately $18,000 and $2,000, respectively, which is included in other income, net on the consolidated statement of operations.

During the nine months ended September 30, 2017 and 2016, the Company incurred realized losses of approximately $303,000 and $66,000, respectively, and unrealized gains (losses) of approximately $262,000 and ($62,000), respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the nine months ended September 30, 2017 and 2016, the Company earned dividend income of approximately $72,000 and $19,000, respectively, which is included in other income, net on the consolidated statement of operations.

The Company reinvested such dividend income into its marketable securities during the nine months ended September 30, 2017 and 2016. The fair values of such marketable securities held as of September 30, 2017 and December 31, 2016 were $4.7 million and $6.0 million, respectively.

Investment

The Company elected the fair value option for its investment in Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”). As of September 30, 2017, the fair value of this investment was $1,020,000 (see Note 4). The investment was classified as a Level 3 financial instrument at September 30, 2017.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share
Numerator:
Net income (loss)	$459	$(446)	$(2,320)	$(2,573)
Deemed capital contribution on extinguishment of preferred stock	—	—	—	31,480
Net income (loss) available to common stockholders	$459	$(446)	$(2,320)	$28,907

Denominator:
Weighted average number of common shares outstanding,	5,998,920	4,163,245	5,304,201	3,312,969

Earnings per basic share:
Net income (loss)	0.08	(0.11)	(0.44)	(0.78)
Deemed capital contribution on extinguishment of preferred stock	—	—	—	9.50
Net income (loss) available to common stockholders	$0.08	$(0.11)	$(0.44)	$8.72

Dilutive earnings per share
Numerator:
Net income (loss)	$459	$(446)	$(2,320)	$(2,573)
Deemed capital contribution on extinguishment of preferred stock	—	—	—	31,480
Net income (loss) available to common stockholders	$459	$(446)	$(2,320)	$28,907

Denominator:
Weighted average basic shares outstanding,	5,998,920	4,163,245	5,304,201	3,312,969
Weighted average effect of dilutive securities
Employee stock options	7,196	—	—	260
Convertible preferred stock	2,926	—	—	173,418
Restricted stock units	—	—	—	17,088
Weighted average diluted shares outstanding	6,009,042	4,163,245	5,304,201	3,503,735

Earnings per diluted share:
Net income (loss)	$0.08	$(0.11)	$(0.44)	$(0.73)
Deemed capital contribution on extinguishment of preferred stock	—	—	—	8.98
Net income (loss) available to common stockholders	$0.08	$(0.11)	$(0.44)	$8.25

Securities that could potentially dilute loss per share in the future as follows:

	As of September 30,
	2017	2016
Convertible preferred stock	2,926	2,926
Warrants to purchase common stock	1,251,709	1,251,709
Non-vested restricted stock units	—	59,256
Options to purchase common stock	328,716	289,380
Total	1,583,351	1,603,271

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact that ASU 2014-09 and 2016-10 will have on the Company’s financial statements and determining the transition method, including the period of adoption, that it will apply.

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

The Company adopted the fair value option for this investment and will record any change in fair value in the statement of operations (see Note 6).

Note 5. Intangible Assets

Patent Portfolio and Patent Rights

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as of September 30, 2017 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2016, net	$4,951	3.65
Amortization expenses	(1,027)
Patent Portfolios and Patent Rights at September 30, 2017, net	$3,924	2.91

The amortization expenses related to acquired intangible assets for the nine months ended September 30, 2017 and 2016 are as follows ($ in thousands):

	Amortization Expense for the Three Months Ended September 30,		Amortization Expense for the Nine Months Ended September 30,
Date Acquired and Description	2017	2016	2017	2016
7/24/13 - Rockstar patent portfolio	$18	$26	$53	$78
9/10/13 - North South patent portfolio	5	8	16	23
12/31/13 - Rockstar patent portfolio	323	502	958	1,497
	$346	$536	$1,027	$1,598

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Six Months Ended December 31, 2017	18	6	323	347
Year Ended December 31, 2018	71	22	1,280	1,373
Year Ended December 31, 2019	71	22	1,280	1,373
Year Ended December 31, 2020	71	22	638	731
Year Ended December 31, 2021	71	22	—	93
Thereafter	4	3	—	7
Total	$306	$97	$3,521	$3,924

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Equitable Agreement

In March 2016, the Company entered into an agreement (which was subsequently amended) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of the Company’s patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company has worked together with Equitable to develop and refine the Company’s ongoing litigation plan. Under the Monetization Agreement, Equitable is obligated to use its best, commercially reasonable efforts to monetize the Company’s patents. To that end, Equitable has filed several litigations, one of which is currently pending. The Company will share net monetization revenue derived from all monetization activity equally with Equitable. To facilitate the litigation plan, approximately 186 of over 330 of the Company’s patents and applications have been assigned to Equitable, which will pay all maintenance and prosecution fees going forward. No assigned patents may be transferred by Equitable to a third party without the Company’s consent. In the event that all terms of the Monetization Agreement are met by December 2017, the Company will further assign approximately 140 additional patents and applications to Equitable for monetization. The Company has retained a grant-back license to practice all transferred patents.

The Company has concluded that the Monetization Agreement did not constitute a sale of the patents. The Company’s retention of the right to use the patents, the requirement for the Company’s consent to any sale, and the significant economic benefits the Company retained with respect to the litigation, licensing and sale proceeds, did not meet the sale of patent criteria. The Monetization Agreement has been treated as an agreement to outsource its licensing activities to an outside servicer for contingent fees based on the success of the servicer’s efforts. As such, the Company will not remove the patents from its consolidated balance sheet, and will record its share of litigation, licensing, and sales proceeds, if any, when those proceeds are received, or when due if the other revenue recognition criteria are met under ASC 605, Revenue Recognition.

Note 6. Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts and other receivables, marketable securities, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2017 and December 31, 2016 ($ in thousands):

	Fair value measured at September 30, 2017
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$4,735	$—	$4,735	$—
Investment in Hoth	$1,020	$—	$—	$1,020

Liabilities
Fair value of warrant liabilities	$961	$—	$—	$961

	Fair value measured at December 31, 2016
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds	$6,025	$211	$5,814	$—

Liabilities
Fair value of warrant liabilities	$702	$—	$—	$702

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2017.

Level 2 Valuation Techniques

The fair values of Level 2 marketable securities are determined using one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Financial assets consist of the Company’s investment in Hoth. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of September 30, 2017 is as follows:

Date of valuation	September 30, 2017	December 31, 2016
Risk-free interest rate	1.62%	1.93%
Expected volatility	100.00% - 134.57%	100% - 133.79%
Expected life (in years)	3.19 - 3.31	3.93 - 4.06
Expected dividend yield	—	—

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2017 and 2016 that are measured at fair value on a recurring basis ($ in thousands):

	Fair Value of Level 3 financial liabilities
	September 30, 2017	September 30, 2016
Beginning balance	$702	$2,959
Fair value adjustment of warrant liabilities	259	(2,055)
Ending balance	$961	$904

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 financial liabilities
September 30, 2017
Beginning balance	$—
Fair value of Hoth upon issuance	675
Change in fair value of Hoth	345
Ending balance	$1,020

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The fair value of the investment in Hoth at September 30, 2017 was approximately $1.0 million. The underlying stock price of Hoth was estimated to be $0.15 per share based on Hoth’s fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issues as Compensation. The valuation of the underlying shares included the following assumptions: risk-free rate – 1.39%, company volatility - 75%, expected term or time to maturity – 1.5 years.

Note 7. RPX License Agreement

On November 23, 2015, the Company and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX clients. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications that originated at Nortel Networks (“Nortel”) and were purchased by the Company from Rockstar, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company. While the license granted to RPX is non-exclusive and the duration of the license is for the life of the patents, the Company’s ongoing obligations in the arrangement is to provide certain specific RPX licensors with a non-exclusive license to any new patents that may be acquired by or exclusively licensed to the Company during the two-year period following the effective date of the agreement. Therefore, the Company will recognize $0.6 million revenue ratably over the two-year period that it is obligated to provide these RPX licensees with licenses to such new patents. During the years ended December 31, 2016 and 2015, the Company recorded approximately $290,000 and $31,000, respectively, in revenue related to the amortization of the license.

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

During the three and nine months ended September 30, 2017, the Company recorded approximately $314,000 and $932,000, respectively, in revenue related to the amortization of the license.

Under a separate agreement between the Company and RPX, dated May 23, 2016, the Company granted RPX the ability to grant to VTech Telecommunications Ltd. (“VTech”) a sublicense for a fully paid portfolio license in exchange for an additional $20,000 in cash consideration.

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

Common Stock

On July 18, 2017, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. with respect to the issuance and sale of an aggregate of 1,250,000 shares of the Company’s common stock, par value $0.0001 per share, in a firm commitment underwritten public offering which closed on July 24, 2017. Each share was sold for a price of $2.00 for aggregate gross proceeds of $2,500,000, with net proceeds of approximately $2.1 million, after deducting the underwriting discounts and commissions (equivalent to 8% of gross proceeds) and estimated offering expenses.

Preferred Stock

The Company had designated separate series of its capital stock as of September 30, 2017 and December 31, 2016 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	September 30, 2017	December 31, 2016	Par Value	Conversion Ratio
Series "A"	—	—	$0.0001	N/A
Series "C"	—	—	0.0001	0.05:1
Series “D"	4,725	4,725	0.0001	0.53:1
Series “D-1"	834	834	0.0001	0.53:1
Series “F-1"	—	—	0.0001	0.05:1
Series “H"	—	—	0.0001	0.53:1
Series “I”	—	—	0.0001	1.05:1
Series “J”	—	—	0.0001	0.05:1
Series “K”	—	—	0.0001	263.16:1

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Warrants

A summary of warrant activity for the nine months ended September 30, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,250,311	$9.21	$—	3.91
Expired	(557)
Outstanding as of September 30, 2017	1,249,754	$8.98		3.17
Exercisable as of September 30, 2017	1,249,754	$8.98	$—	3.17

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

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	310,091	$82.25	$—	4.1
Employee options granted	15,788	1.02	7,420	4.7
Employee options expired	(176)	—	—	—
Outstanding as of September 30, 2017	325,703	$78.24	$7,697	3.5
Options vested and expected to vest	325,703	$78.24	$7,697	3.5
Options vested and exercisable	317,811	$80.15	$3,987	3.4

A summary of option activity under the Company’s non-employee stock option plan for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,893	$98.07	$—	4.4
Non-employee options granted	—	—	—	—
Outstanding as of September 30, 2017	2,893	$98.07	$—	3.7
Options vested and expected to vest	2,893	$98.07	$—	3.7
Options vested and exercisable	2,893	$98.07	$—	3.7

Stock-based compensation associated with the amortization of stock option expense was approximately $2,000 and $5,000 for the three months ended September 30, 2017 and 2016, and was approximately $13,000 and $26,000 for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock Units

On March 14, 2017, 35,969 restricted stock units (“RSUs”) were delivered to Anthony Hayes. 23,287 shares of common stock were withheld (at the closing price of the Company's common stock on the NASDAQ Capital Market on March 14, 2017) to satisfy the tax obligation relating to the vesting of the RSUs.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Stock-based Compensation

Stock-based compensation for the three and nine months ended September 30, 2017 and 2016 was comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Employee stock option awards	$2	$5	$13	26
Non-employee restricted stock awards	—	—	—	255
Employee restricted stock units	—	49	—	72
Total compensation expense	$2	$54	$13	$353

Stock-based compensation was approximately $2,000 and $54,000 for the three months ended September 30, 2017 and 2016, and was approximately $13,000 and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively. Unamortized stock-based compensation expense was immaterial at September 30, 2017.

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

International License Exchange of America, LLC v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

On April 26, 2016, we initiated litigation against Fairpoint Communications, Inc. in Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware (the “Court”) for infringement of U.S. Patent No. RE40,999 (the ’999 Patent”). In the Complaint, we sought relief in the form of a finding of infringement of the ’999 Patent, damages sufficient to compensate us for Fairpoint’s infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and the Company’s attorney’s fees. On October 13, 2016, Fairpoint filed its answer with no counterclaims. On November 16, 2016, International License Exchange of America, LLC, a wholly-owned subsidiary of Equitable (“ILEA”), filed a motion to substitute itself as the plaintiff, consistent with our Monetization Agreement with Equitable. On November 17, 2016, the Court granted ILEA’s motion. On June 22, 2017, the Court entered a Scheduling Order setting the Markman hearing for August 22, 2018 and jury trial for October 28, 2019. On August 31, 2017, the parties filed a joint stipulation of dismissal and, on September 1, 2017, the Court terminated the case.

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
●

On May 4, 2017, litigation against NTT Communications ICT Solutions Pty Ltd., NTT America, Inc., and NTT Security (US) Inc., case number 1:17-cv-00508-UNA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and the ‘990 patent. On November 8, 2017, ILEA filed a notice of voluntary dismissal of the case.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

●	On May 15, 2017, litigation against ADTRAN, Inc. case number 1:17-cv-00562-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 5,959,990; 6.970,461; 7,478,167; 7,274,704; and 7,277,533. The current deadline for filing an answer is December 6, 2017.

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, revenue was approximately $0.3 million, which represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). During the three months ended September 30, 2017, we recognized $73,000 and $0.2 million from November 2015 and May 2016 RPX License transactions, respectively.  Both the November 2015 and May 2016 RPX License transactions use the straight-line method to amortize the deferred revenue over the contract life of 2 years and 5 years, respectively.

During the three months ended September 30, 2017 and 2016, we incurred a loss from operations of approximately $1.0 million and $1.5 million, respectively. The decrease in net loss was primarily attributed to (i) a $0.2 million decrease in amortization expenses related to the Rockstar patents acquired by the Company during 2013 due to a $2.7 million impairment of intangible assets in 2016 and (ii) a $0.3 million decrease in compensation and related expenses due to further cost cutting implemented in the first quarter of 2017.

During the three months ended September 30, 2017, other income was approximately $1.4 million as compared to approximately $1.0 million for the comparable prior period.  The increase in other income was primarily attributed to an increase in fair value of our investment in Hoth Therapeutics, Inc. (“Hoth”).

Net income attributable to common stockholders was a net income of $0.5 million in the three months ended September 30, 2017 compared to net loss of $0.4 million in the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, revenue was approximately $1.0 million and $0.6 million, respectively, which represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). During the nine months ended September 30, 2017, we recognized $0.2 million and $0.7 million from November 2015 and May 2016 RPX License transactions, respectively.  Both the November 2015 and May 2016 RPX License transactions use the straight-line method to amortize the deferred revenue over the contract life.

During the nine months ended September 30, 2017 and 2016, we incurred a net loss from operations of approximately $2.7 million and $4.7 million, respectively. The decrease in net loss was primarily attributed to (i) a $0.6 million decrease in amortization expenses related to the Rockstar patents acquired by the Company during 2013 due to a $2.7 million impairment of intangible assets in 2016 and (ii) a $1.1 million decrease in professional fees due to further cost cutting implemented in the first quarter of 2017.

During the nine months ended September 30, 2017 and 2016, other income was approximately $0.4 million as compared to approximately $2.1 million of other income for the comparable prior period.  The decrease in other income was primarily attributed to a $2.3 million decrease in fair value of warrant liabilities, and was offset by an increase in fair value of our investment in Hoth.

Net loss attributable to common stockholders was a net loss of $2.3 million in the nine months ended September 30, 2017 compared to net income of $28.9 million in the nine months ended September 30, 2016. The change is attributed to the decrease of deemed capital contribution on extinguishment of preferred stock. During the nine months ended September 30, 2016, we incurred a one-time $31.5 million of deemed capital contribution on preferred stock related to the cancellation of 381,967 shares of Series H Preferred Stock pursuant to the RPX license agreement, which capital contribution is not reflected in the nine months ended September 30, 2017.

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

Cash Flows from Operating Activities - For the nine months ended September 30, 2017, net cash used in operations was approximately $2.5 million. The cash used in operating activities for the nine months ended September 30, 2017 primarily resulted from $0.3 million change in fair value of warrant liabilities and $1.2 million of changes in assets and liabilities, and partially offset by amortization expenses of $1.0 million. During the nine months ended September 30, 2016, we generated approximately $0.9 million of cash in operating activities. The cash provided by operating activities for the nine months ended September 30, 2016 primarily resulted from significant non-cash charges related to amortization expenses of $1.6 million, stock-based compensation expense of approximately $0.4 million and approximately $3.8 million of deferred revenue, partially offset by approximately $2.6 million of net loss and $2.1 million of change in fair value of warrant liabilities.

Cash Flows from Investing Activities - For the nine months ended September 30, 2017, net cash provided by investing activities was approximately $0.6 million. The cash provided by investing activities primarily resulted from our sale of marketable securities for the nine months ended September 30, 2017 of $12.5 million, partially offset by our purchase of marketable securities of $11.3 million. During the nine months ended September 30, 2016, we used approximately $3.6 million of cash investing activities.  The cash used in investing activities primarily resulted from our purchase of marketable securities for the nine months ended September 30, 2016 of approximately $15.7 million and purchase of marketable securities, partially offset by sale of marketable securities of approximately $12.1 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the nine months ended September 30, 2017 was approximately $2.1 million, which related to issuance of common stock. Cash provided by financing activities for the nine months ended September 30, 2016 was approximately $2.9 million, which related to approximately $2.1 million from the issuance of common stock and $0.8 million proceeds from exercise of 200,000 shares of warrants, partially offset by the payment for the cancellation of common stock of approximately $4,000.

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our working capital amounted to approximately $2.6 million at September 30, 2017, and net loss amounted to approximately $2.3 million for the nine months ended September 30, 2017. On July 24, 2017, we closed on a firm commitment underwritten offering for aggregated gross proceeds of $2,500,000. In addition, the fair value of our marketable securities held as of September 30, 2017 was $4.7 million. Our accumulated deficit amounted to approximately $144.1 million at September 30, 2017. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

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

With respect to the quarter ended September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2017. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al , Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of U.S. Patent No. 5,581,599 (the “’599 Patent”) and 6,614,899 (the “’899 Patent”) in the United States Patent and Trademark Office. On March 3, 2015, the U.S. Patent Trial and Appeal Board “PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issued its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 the ’599 Patent and all asserted claims of the ’899 patent. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ’599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.  On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents and the appeal to the Federal Circuit continued with the Patent Office as an adverse party. On July 25, 2017, after full briefing and oral argument, the Federal Circuit issued an order affirming the PTAB’s decision relating to the ’599 Patent.

International License Exchange of America, LLC v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware

On April 26, 2016, we initiated litigation against Fairpoint Communications, Inc. in Spherix Incorporated v. Fairpoint Communications, Inc., Case No. 1:16-cv-00305-RGA, in the United States District Court for the District of Delaware (the “Court”) for infringement of U.S. Patent No. RE40,999 (the “999 Patent”). In the Complaint, we sought relief in the form of a finding of infringement of the ’999 Patent, damages sufficient to compensate us for Fairpoint’s infringement together with pre-and post-judgment interest and costs, a declaration that the case is exceptional under 35 U.S.C. § 285, and the Company’s attorney’s fees. On October 13, 2016, Fairpoint filed its answer with no counterclaims. On November 16, 2016, International License Exchange of America, LLC, a wholly-owned subsidiary of Equitable (“ILEA”), filed a motion to substitute itself as the plaintiff, consistent with our Monetization Agreement with Equitable. On November 17, 2016, the Court granted ILEA’s motion. On June 22, 2017, the Court entered a Scheduling Order setting the Markman hearing for August 22, 2018 and jury trial for October 28, 2019. On August 31, 2017, the parties filed a joint stipulation of dismissal and, on September 1, 2017, the Court terminated the case.

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
●

On May 4, 2017, litigation against NTT Communications ICT Solutions Pty Ltd., NTT America, Inc., and NTT Security (US) Inc., case number 1:17-cv-00508-UNA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and the ‘990 patent. On November 8, 2017, ILEA file a notice of voluntary dismissal of the case.

●	On May 15, 2017, litigation against ADTRAN, Inc. case number 1:17-cv-00562-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 5,959,990; 6.970,461; 7,478,167; 7,274,704; and 7,277,533. The current deadline for filing an answer is December 6, 2017.

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

Spherix Incorporated

(Registrant)

Date: November 14, 2017	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)