Form 10-K
period 2017-12-31
SPHERIX INC
filed 2018-03-30
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-5576

SPHERIX INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, 11th Floor New York, NY 10020	703-992-9325
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par value per share)	The NASDAQ Capital Market

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☒  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2017: $12,833,746 based upon the closing sale price of our common stock of $2.60 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status in not necessarily a conclusive determination for other purposes.

There were 8,517,120 shares of the Registrant’s Common Stock outstanding as of March 28, 2018.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements are often identified by the words “will,” “may,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and words of similar import.  Such words and expressions are intended to identify such forward-looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors, including those described in “Risk Factors” below that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

All references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to Spherix Incorporated, a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

Item 1.  BUSINESS.

General

Spherix Incorporated is a technology development company committed to the fostering of innovative ideas. To that end, we own patented and unpatented intellectual property in the technology sphere. Spherix Incorporated was formed in 1967 as a scientific research company and for much of our history pursued drug development, including through Phase III clinical studies, which were largely discontinued in 2012.  In 2012 and 2013, we shifted our focus to being a firm that owns, develops, acquires and monetizes intellectual property assets. Such monetization includes, but is not limited to, acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign, commercializing the IP, or through the settlement and litigation of patents.  We intend to generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that we own, that we manage for others, or that others manage on our behalf by agreement. To date, we have generated minimal revenues and no assurance can be provided that our business model will be successful.

In addition to our patent monetization efforts, since the fourth quarter of 2017, we have been transitioning to a blockchain technology development company. The Company made no investments in new IP during 2017 and started the transition with its investment in Hoth Therapeutics, Inc. during the 3rd quarter of 2017, and with its entry into an agreement with DatChat, Inc. in March 2018. Since March 1, 2013, the Company has received limited funds from its IP monetization. See “Recent Developments”.

Patent Monetization Activities

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

Since our shift in focus to an intellectual property monetization platform, we have not generated any significant revenues.  We have incurred losses from operations for the years ended December 31, 2017 and 2016 of $3.8 million and $8.6 million, respectively.  Our accumulated deficit was $145.1 million at December 31, 2017.

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

In consideration of the above, we granted RPX the rights to grant: (i) to Juniper Networks, Inc. (“Juniper”), a non-sublicensable, non-transferrable sublicense solely to use the six patents that had been asserted against Juniper by the Company (“Asserted Patents”); and (ii) to Apple, Blackberry, Cisco, Google, Huawei, Ericsson, Microsoft and Sony, to the extent those parties did not already have licenses to our patents, a non-sublicensable, non-transferrable sublicense to use our existing portfolio. Prior to our ownership of the patents originating at Nortel, each of Apple, Blackberry, Ericsson, Microsoft and Sony had previously been granted full licenses to those patents. In addition, we separately granted Huawei a license with respect to Huawei’s network routers and switches. We also granted RPX the rights to grant Cisco and Google a sublicense under patents transferred to us through November 23, 2017. We have since dismissed our then-existing litigations against Cisco and Juniper and Cisco requested dismissal of its two petitions requesting inter partes re-examination (“IPR”) of certain of our patents at the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office.

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

In March 2016, we entered into an agreement (which was subsequently amended in April and May 2016) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of our patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company is working together with Equitable to further develop and revise our ongoing litigation plan. See Note 5 to the Company’s audited financial statements for additional details surrounding the Monetization Agreement.

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

In January of 2017, we settled our patent litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) and granted Uniden a license limited to the patents we originally asserted against Uniden and VTech, including U.S. Patent Nos. 5,581,599 (the “599 Patent”); 5,752,195; 5,892,814; 6,614,899; and 6,965,614. On July 25, 2017, after full briefing and oral argument, the Federal Circuit issued an order affirming the PTAB’s decision finding invalid eight of the 15 asserted claims of the ‘599 Patent.

Recent Developments

Acquisition of shares of Hoth Therapeutics, Inc.

On June 30, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”), for the purchase of an aggregate of 6,800,000 shares of common stock, par value $0.0001 (the “Shares”), of Hoth, for a purchase price of $675,000. As of June 30, 2017 and December 31, 2017, Hoth had approximately 17 million shares and 19 million shares of common stock issued and outstanding, respectively. Hoth is a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema. Hoth’s primary asset is a sublicense agreement with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa has granted Hoth an exclusive sublicense to use its BioLexa products for the treatment of eczema. Hoth intends to develop BioLexa’s applications in the aesthetic dermatology field to help treat and reduce post-procedure infections, accelerate healing and improve clinical outcomes for patients undergoing procedures. Hoth will be implementing FDA testing procedures for BioLexa. In addition to the Purchase Agreement, the Company and Hoth entered into a Registration Rights Agreement, pursuant to which Hoth is obligated to register for resale on a registration statement on Form S-1 under the Securities Act, all of the shares, no later than June 30, 2018. Further, the Company, Hoth and Hoth’s existing shareholders have entered into a Shareholders Agreement, pursuant to which Spherix shall have a right to appoint one director to the board of directors of Hoth for so long as the Company holds at least 10% of the issued and outstanding common stock of Hoth.

July 2017 Public Offering

On July 18, 2017, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. with respect to the issuance and sale of an aggregate of 1,250,000 shares of the Company’s common stock, par value $0.0001 per share, in a firm commitment underwritten public offering which closed on July 24, 2017. Each share was sold for a price of $2.00 for aggregate gross proceeds of $2,500,000, with net proceeds of approximately $2.1 million, after deducting the underwriting discounts and commissions (equivalent to 8% of gross proceeds) and other offering expenses.

DatChat Merger Agreement

The Merger

On March 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Spherix, Spherix Merger Subisdiary Inc., a Nevada corporation and a wholly-owned Subsidiary of Spherix (“Merger Sub”), DatChat, Inc., a Nevada corporation (“DatChat”), and Darin Myman in the capacity as the representative from and after the effective time of the Merger (the “Effective Time”) for the stockholders of DatChat as of immediately prior to the Effective Time (the “Stockholder Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into DatChat (the “Merger”), with DatChat continuing as the surviving corporation in the Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time: (i) all shares of capital stock of DatChat (the “DatChat Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Stockholder Merger Consideration (as defined below).

Merger Consideration

At or prior to the Closing, Spherix, the Stockholder Representative, and a mutually agreeable escrow agent (the “Escrow Agent”), shall enter into an Escrow Agreement, effective as of the Effective Time, in form and substance reasonably satisfactory to the Parties (the “Escrow Agreement”), pursuant to which Spherix shall deposit with the Escrow Agent from the Stockholder Merger Consideration (as defined below) the following numbers of shares of Spherix common stock (the sum of such amounts, the “Escrow Shares” ): (i) a number of shares Spherix common stock equal to 10% of the Stockholder Merger Consideration shares (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “ Indemnity Escrow Shares ”), to be held in a segregated escrow account (the “Indemnity Escrow Account”) and disbursed by the Escrow Agent and (ii) a number of shares Spherix common stock equal 90% of the Stockholder Merger Consideration shares (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “ Distribution Escrow Shares ”), to be held in a segregated escrow account (the “Distribution Escrow Account”) and disbursed by the Escrow Agent. Each stockholder of DatChat at the Effective Time (each, a “DatChat Stockholder”) shall receive its pro rata share of the Stockholder Merger Consideration, less its pro rata portion of the Escrow Shares held in the Escrow Account, based on the number of shares of DatChat Stock owned by such DatChat Stockholder as compared to the total number of shares of DatChat Stock owned by all DatChat Stockholders as of immediately prior to the Effective Time. The Indemnity Escrow Shares shall serve as a security for, and a source of payment of, the indemnity rights of the Spherix indemnified parties’. The Distribution Escrow Shares will be released from escrow over time in accordance with the schedule and restrictions as agreed upon by Spherix and the Stockholder Representative and set forth in the Escrow Agreement. As consideration for the Merger, Spherix shall deliver to the stockholders of DatChat an aggregate of 46,153,846 shares of Spherix common stock (the “Stockholder Merger Consideration”), with each share of Spherix common stock valued at $1.30 per share.

Representations and Warranties

The Merger Agreement contains customary representations and warranties by each of Spherix, DatChat and Merger Sub. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the Merger Agreement means any fact, event, occurrence, change or effect that has had or would reasonably be expected to have a material adverse effect on the business, properties, assets, liabilities, condition (financial or otherwise), operations, licenses or other franchises or results of operations of DatChat, or materially diminish the value of DatChat’s capital stock, or does or would reasonably be expected to materially impair or delay the ability of DatChat to perform its obligations under the Merger Agreement or the ancillary documents or to consummate the transactions contemplated thereby, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement. The representations and warranties made by Spherix, Merger Sub and DatChat survive the Closing for a period of 18 months.

Indemnification

From and after the closing, DatChat Stockholders and their respective successors and assigns are required to severally indemnify Spherix, and its affiliates and officers, directors, managers, employees, successors and permitted assigns from and against any losses from (a) the breach of any of DatChat’s representations and warranties, (b) the breach of any of DatChat’s covenants, (c) any actions by persons or entities who were holders of equity securities (including options, warrants, convertible securities or other rights) of DatChat prior to the Closing arising out of the sale, purchase, termination, cancellation, expiration, redemption or conversion of any such securities (d) any liabilities for taxes arising prior to the closing or (e) any liability of DatChat incurred in the operation of the business on or prior to the closing

From and after the closing, Spherix, Merger Sub and their respective successors and assigns are required to severally indemnify DatChat, and its affiliates and officers, directors, managers, employees, successors and permitted assigns from and against any losses from (a) the breach of any of Spherix and Merger Sub’s representations and warranties, and (b) the breach of any of Spherix and Merger Sub’s covenants.

Except for fraud-based claims, indemnification claims are subject to an aggregate basket of $100,000 before any indemnification claims can be made, at which point all claims will be paid back to the first dollar. In any indemnification claim by a Spherix indemnified party the Stockholder Representative will represent the DatChat Stockholders.

Indemnification claims by a Spherix indemnified party will be limited to the escrow property in the Indemnity Escrow Account, first paid with the Indemnity Escrow Shares and then with any other escrow Property. The aggregate maximum amount of indemnification is capped at an amount equal to the value of 10% of the Stockholder Merger Consideration. The Indemnity Escrow Shares in the Escrow Account will be released to the DatChat Stockholders, on a pro rata basis, after the 18 month anniversary of the Closing Date, except for amounts withheld for unpaid or pending indemnification claims at that time. Such withheld amounts for unpaid or pending indemnification claims, if any remain after payment of the related indemnification claims, will be released to the DatChat Stockholders, on a pro rata basis, upon final resolution of all such pending indemnification claims.

Covenants of the Parties

Each party agreed in the Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms (the “Interim Period”).

The Merger Agreement and the consummation of the transactions contemplated thereby requires the approval of both Spherix’s stockholders and DatChat’s stockholders. Spherix agreed, as promptly as practicable after the date of the Merger Agreement, to prepare, with the reasonable assistance of DatChat, and use its commercially reasonable efforts to file with the Securities and Exchange Commission (the “SEC”), a registration statement on Form S-4 (the “Registration Statement”) in connection with the registration under the Securities Act of the issuance of shares of Spherix common stock to the DatChat stockholders, and containing a joint proxy statement/prospectus for the purpose of (i) Spherix soliciting proxies from the stockholders of Spherix to approve the Merger Agreement, the transactions contemplated thereby and related matters (the “Spherix Stockholder Approval”) at a special meeting of Spherix’s stockholders (the “Spherix Special Meeting”) and (ii) DatChat soliciting proxies from the stockholders of DatChat to approve the Merger Agreement, the transactions contemplated thereby and related matters (the “DatChat Stockholder Approval”) at a special meeting of DatChat’s stockholders (the “DatChat Special Meeting”).

Conditions to Consummation of the Merger

The obligations of the parties to consummate the Merger is subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the effectiveness of the Registration Statement, (ii) the approval of the Merger Agreement and the transactions contemplated thereby and related matters by the requisite vote of Spherix’s stockholders and DatChat’s stockholders; (iii) receipt of requisite governmental approvals; (iv) no law or order preventing or prohibiting the Merger or the other transactions contemplated by the Merger Agreement; and (v) no pending litigation to enjoin or restrict the consummation of the Closing.

In addition, unless waived by DatChat, the obligations of DatChat to consummate the Merger are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries:

●	The representations and warranties of Spherix being true and correct as of the date of the Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	Spherix having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with on or prior the date of the Closing; and

●	Absence of any Material Adverse Effect with respect to Spherix since the date of the Merger Agreement which is continuing and uncured.

Unless waived by Spherix, the obligations of Spherix and the Merger Sub to consummate the Merger are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries:

●	The representations and warranties of DatChat being true and correct as of the date of the Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	DatChat having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with on or prior to the Closing Date; and

●	Absence of any Material Adverse Effect with respect to DatChat since the date of the Merger Agreement which is continuing and uncured.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	by mutual written consent of Spherix and DatChat;

●	by written notice by either Spherix or DatChat if the Closing has not occurred on or prior to November 15, 2018;

●	by written notice by either Spherix or DatChat if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Merger Agreement, and such order or other action has become final and non-appealable;

●	by written notice by either party of the other party’s uncured breach (subject to certain materiality qualifiers);

●	by written notice by Spherix if there has been a Material Adverse Effect on DatChat since the date of the Merger Agreement which is continuing and uncured;

●	by written notice by Spherix or DatChat if Spherix holds the Spherix Special Meeting and it does not receive the Spherix Stockholder Approval; or

●	by written notice by Spherix or DatChat if DatChat holds the DatChat Special Meeting and it does not receive the DatChat Stockholder Approval.

If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, and termination and certain general provisions will continue in effect), and no party will have any further liability to any other party thereto except for liability for any fraud claims or willful breach of the Merger Agreement prior to such termination.

In addition to entering into the Merger Agreement, the Company recently formed a wholly-owned subsidiary, Ether Mining Company, in the State of Delaware. The purpose of the subsidiary is to mine the cryptocurrency “Ether.” Ether is a type of crypto token that fuels the Ethereum blockchain network, upon which DatChat’s distributed network is being built.

March 2018 Shelf Takedown

On March 19, 2018, we closed a public offering of common stock for gross proceeds of approximately $3.0 million. The offering was a shelf takedown off of the our registration statement on Form S-3 (File No. 333-222488) and was conducted pursuant to a placement agency agreement (the “Place Agency Agreement”) between us and Laidlaw, the sole placement agent, on a best-efforts basis with respect to the offering that was entered into on March 14, 2018. We sold 2,222,222 shares of its common stock in the offering at a purchase price of $1.35 per share. The material terms of the offering are described in a prospectus supplement which was filed by us with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on March 16, 2018.  The Placement Agency Agreement contains customary representations, warranties and agreements of the ours and Laidlaw. We also agreed in the Placement Agency Agreement to indemnify Laidlaw against certain liabilities.

TheBit Daily LLC Investment

On March 23, 2018, the Company purchased 8.0% of the issued and outstanding limited liability company membership interests of TheBit Daily LLC, a development stage media and education platform focused on the blockchain and cryptocurrency space, for a subscription price of $25,000.

Our principal executive offices are located at One Rockefeller Plaza, New York, NY 10020, our telephone number is (212) 745-1374, and our Internet website address www.spherix.com.

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

The lives of the patent rights in the Portfolio have a wide duration ranging from 2018 to 2026.

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

Employees

As of December 31, 2017, we have three full-time employees, none of which are represented by a labor union or covered by a collective bargaining agreement.

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

Our loss from operations for the years ended December 31, 2017 and 2016 was $3.8 million and $8.6 million, respectively. Our net loss attributable to common stockholders for the years ended December 31, 2017 was $3.3 million and net income attributable to common stockholders for the years ended December 31, 2016 was $25.0 million. Our accumulated deficit was $145.1 million at December 31, 2017. We recognized $1.2 million and $877,000 in revenue in 2017 and 2016, respectively. Our ability to become profitable depends upon our ability to generate revenue from the monetization of intellectual property. We do not know when, or if, we will generate any revenue from such monetization. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

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

The focus of our business is to monetize intellectual property, including through licensing and enforcement.  We may not be able to successfully monetize the patents or other licensed technology which we acquire and thus may fail to realize all of the anticipated benefits of such acquisition.

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

In March 2016, we entered into an agreement (which was subsequently amended) with Equitable to facilitate the monetization of our patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, we have worked together with Equitable to develop and revise our ongoing litigation plan. Under the Monetization Agreement, Equitable is obligated to use its best commercially reasonable efforts to monetize our patents. We will share net monetization revenue derived from all monetization activity equally with Equitable. To facilitate the litigation plan, approximately 186 of over 330 of our patents and applications have been assigned to Equitable, which will pay all maintenance and prosecution fees going forward. No assigned patents may be transferred by Equitable to a third party without our consent. In the event that all terms of the Monetization Agreement are met by December 2017, we will further assign approximately 140 additional patents and applications to Equitable for monetization. We have retained a grant-back license to practice all transferred patents.

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

We presently rely primarily on the patent assets we acquired from North South and Rockstar, which we are monetizing primarily through our agreement with Equitable.  If we are unable to commercialize, license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business will fail.

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

To license or otherwise monetize our intellectual property assets, we may be required to commence legal proceedings against certain large, well established and well-capitalized companies. We may allege that such companies infringe on one or more of our patents. Our viability could be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation. The defendants in litigation brought by us are likely to be much larger than us and have substantially more resources than we do, which would make success of our litigation efforts subject to factors other than the validity of our patents or infringement claims asserted. Furthermore, as a public company, our level of cash resources and ability to incur expenditures on enforcing infringement claims is available to the public, including the entities against whom we seek to enforce our patents, and defendants may engage in tactics in an effort for us to utilize our remaining resources. The inability to successfully enforce our patents against larger more well-capitalized companies could result in realization through settlement or election to not pursue certain infringers, or less value from our patents, and could result in substantially lower than anticipated revenue realized from infringements and lower settlement values.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2017, our internal control over financial reporting was not effective, due to our lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

We may seek to internally develop additional new inventions and intellectual property, which would take time and be costly.  Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Part of our business may include the internal development of new inventions or intellectual property that we will seek to monetize. For example, as a result of our acquisition of certain shares of common stock of Hoth Therapeutics, Inc. (“Hoth”) in June 2017, we have indirectly acquired certain sublicensing rights for BioLexa products developed by Chelexa Biosciences, Inc., for the treatment of eczema. Hoth is developing BioLexa’s applications in the aesthetic dermatology field to help treat and reduce post-procedure infections, accelerate healing and improve clinical outcomes for patients undergoing procedures and also intends to implement FDA testing procedures for BioLexa. Should we choose to assist in the development of BioLexa’s applications and/or internally develop any other inventions or intellectual property, such aspect of our business will require significant capital and will take time to achieve.  Such activities may also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

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

Our ability to raise additional capital for use in our operating activities may be adversely impacted by the terms of a securities purchase agreement, dated as of July 15, 2015 (the “Securities Purchase Agreement”), between us and the investors who purchased securities in our July 2015 offering of our common stock and warrants for the purchase of our common stock. The Securities Purchase Agreement provides that, until the warrants issued thereunder are no longer outstanding, we will not effect or enter into a variable rate transaction, which includes issuances of securities whose prices or conversion prices may vary with the trading prices of or quotations for the shares of our common Stock at any time after the initial issuance of such securities, as well as the entry into agreements where our stock would be issued at a future-determined price. These warrants may remain outstanding as late as January 22, 2021, when the warrants expire in accordance with their terms. These restrictions may have an adverse impact on our ability to raise additional capital, or to use our cash to make certain payments that we are contractually obligated to make.

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

On May 26, 2015, the U.S. Supreme Court decided Commil USA LLC v. Cisco Systems, Inc. In this case, the Supreme Court held that a good faith belief that a patent is invalid does not provide an accused infringer with a defense against a charge of inducing patent infringement. The Court stated that permitting such a defense would undermine the statutory presumption of validity enjoyed by issued U.S. patents under 35 U.S.C. § 282. The long-term effect of this ruling is yet to be seen as it is implemented by the district courts. However, this ruling has eliminated a defense available to parties accused of inducing patent infringement. This result could be beneficial to our patent enforcement efforts.

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

On May 22, 2017, the U.S. Supreme Court decided TC Heartland LLC v. Kraft Foods Group Brands LLC. In this case, the Supreme Court held that venue in patent cases is governed by 28 U.S.C. § 1400(b) and that patent infringement suits may only be brought in the district where the defendant is incorporated or where the defendant has committed acts of infringement and has a regular and established place of business. Prior to this decision, it had been appropriate as a matter of venue to bring a patent action in any district where the defendant was subject to personal jurisdiction. This ruling is expected to limit the number of districts in which a given defendant may be sued for patent infringement.

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

Our management and Board of Directors has commenced a review of strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. For example, on March 12, 2018, we entered into an agreement and plan of merger with DatChat, Inc. (“DatChat”), pursuant to which we will acquire 100% ownership of DatChat, which is a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction, and there can be no assurance that the transaction with DatChat will close. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

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

If we find appropriate opportunities in the future, we may acquire businesses to strategically increase the number of patents in our portfolio and pursue monetization. For example, on June 30, 2017, we acquired a stake in Hoth Therapeutics, Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema. Hoth has a sublicense from Chelexa Biosciences, Inc. to use Chelexa’s BioLexa products for the treatment of eczema and such sublicense includes the right to further sublicense to third parties to make, use, have made, import, offer for sale and sell BioLexa products. There can be no guarantee that Hoth will be successful in its efforts to monetize its sublicense agreement with Chelexa. In addition, on March 12, 2018, we entered into an agreement and plan of merger with DatChat, pursuant to which we will acquire 100% ownership of DatChat, which is a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management. There can be no guarantee that we will be successful in closing the transaction contemplated by the agreement with DatChat or that we will be successful in managing the operations of DatChat, which includes a recently launched messaging application for mobile smart phones that allows users to control sent messages on the recipient’s phone, among other capabilities.

As we acquire businesses or substantial stakes in certain businesses, the process of integration may produce unforeseen operating difficulties and expenditures, fail to result in expected synergies or other benefits and absorb significant attention of our management that would otherwise be available for the ongoing development of our business. In addition, in the event of any future acquisitions, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets or finite-lived intangible assets. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of goodwill and indefinite-lived intangible assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to identify suitable acquisition opportunities, consummate any pending or future acquisitions or that we will realize any anticipated benefits from any such acquisitions.

If the merger is completed, the Company may not be able to successfully integrate the business of DatChat and realize the anticipated benefits of the merger.

Realization of the anticipated benefits in the merger with DatChat will depend on our ability to successfully integrate our businesses and operations with DatChat. We will be required to devote significant management attention and resources to integrating its business practices, operations, and support functions. The process of integrating DatChat’s operations could cause an interruption of, or loss of momentum in, our business and financial performance, and in DatChat’s business and financial performance as well. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, financial results.

Our stockholders will have a reduced ownership and voting interest after the merger and will exercise less influence over our management and policies than they did prior to the Merger.

Our stockholders currently have the right to vote in the election of our board of directors on other matters affecting us. When the merger occurs, because of the issuance of shares of common stock to the DatChat shareholders, our current stockholders will hold a percentage ownership of the post-merger company that is much smaller than the stockholder’s current percentage ownership of ours. Because of this, our current stockholders will have less influence over the management and policies of the Company than they now have after the consummation of the merger.

The merger with DatChat is subject to certain conditions to closing that could result in the merger not being completed or being delayed, either of which could negatively impact its stock price and future business and results of operations.

Completion of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the merger Agreement by the stockholders of DatChat and ours, and the effectiveness of an Form S-4 registration statement to be filed by us with the SEC to register the shares of our common stock to be issued in connection with the Merger. In addition, if any governmental authority shall have enacted, issued, promulgated or enforced any law or order which has the effect of making the transactions or agreements contemplated by the Merger Agreement illegal or which otherwise prevents or prohibits consummation of the transactions contemplated by the Merger Agreement, DatChat may elect not to consummate the Merger. There is no assurance that we will satisfy the conditions necessary for completion of the merger. If any of the conditions to the merger are not satisfied or, where waiver is permissible, waived, the merger will not be consummated. Failure to complete the merger would prevent us from realizing the anticipated benefits of the merger. We have already and expects to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, we will remain liable for these costs and expenses. In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of ours generally and a resulting decline in the market price of the our common stock. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our stock price and future business and results of operations. The merger may not be consummated, there may be a delay in the consummation of the merger or the merger may not be consummated on the terms contemplated by the Merger Agreement.

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

Rockstar is entitled to receive a contingent recovery percentage of future profits from licensing, settlements and judgments against defendants with respect to patents purchased by us from Rockstar. In particular, once we recover a certain amount of proceeds pertaining to the patents acquired from Rockstar in July 2013, which amount will not exceed $8.0 million, net of certain expenses, we will be required to make a payment of up to $13.0 million to Rockstar within six months of such recovery.  Furthermore, once we recover a certain level of proceeds pertaining to each portfolio of patents we acquired from Rockstar, we will be required to make participation payments to RPX which, depending on how much we recover, could range from 30% of the amount we recover to 70% of the amount we recover in any given quarter, net of certain expenses.  Our ability to fund these payments, as well as other payments that may become due in respect of our additional acquisition of patents from Rockstar in December 2013, will depend on the liquidity of our assets, recoveries, alternative demands for cash resources and access to capital at the time.  Furthermore, our obligation to fund these payments could materially adversely impact our liquidity and financial position.

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

If we fail to manage our existing assets and patent inventory and third-party relationships (such as attorneys and experts) effectively, our revenue and profits could decline and should we fail to acquire additional revenues from license fees, our growth could be impeded.

Our success depends in part on our ability to manage our existing portfolios of patent assets and manage our third-party relationships necessary to monetize our assets effectively.  Our attorneys and experts are not bound by long-term contracts that ensure us consistent access to expertise necessary to enforce our patents, which is crucial to our ability to generate license revenues and prosecute infringers.  In addition, attorneys and experts can change the cost of the services they provide, such as contingent fees that we are required to pay, and our arrangements often require an increasing percentage of recoveries to be devoted to attorney’s fees depending on the length of time or stage of the case prior to settlement or recovery, reducing the residual amount available to us following conclusion of a case.  If an attorney, seller, inventor or expert decides not to provide needed assistance in connection with a case, or provides assistance to prospective licensees or defendants, we may not be able to timely replace this expertise with that from other sources or prevent such assistance to others from damaging our claims and prospects for recovery or licensing thus resulting in potentially lost cases, opportunities, or revenues and potentially diminishing the value of our patent assets.  The ability to utilize attorneys, sellers’ personnel, inventors or experts will depend on various factors, some of which are beyond our control.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of technology or technology related companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2016 through December 31, 2017, the share price of our common stock (on a split-adjusted basis) ranged from a high of $3.92 to a low of $0.87. The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

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

Effective as of January 24, 2013, we adopted a shareholder rights plan which was amended and restated as of June 9, 2017. The effect of this rights plan and of certain provisions of our Certificate of Incorporation, By-Laws, and the anti-takeover provisions of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, or make more costly any attempt to acquire control of the Company, even if the acquisition or the Board designees would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

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

During the last five years, we have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.  Investors must look solely to the potential for appreciation in the market price of the shares of our common stock to obtain a return on their investment.

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

As of December 31, 2017, we had outstanding 6,234,898 shares of common stock, of which our directors and executive officers owned 114,253 shares which are subject to the limitations of Rule 144 under the Securities Act.

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

Our main office is located in New York, New York where we lease one office with a monthly payment of approximately $3,200. We also lease office space in Bethesda, Maryland under a lease with monthly payments of $15,107 that expires on March 31, 2018, which we did not renew. We also lease space in Longview, Texas, on a month to month basis, for approximately $2,000 per month. We believe that the New York and Texas facilities are sufficient to meet our needs.

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

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al, Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We seek relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On April 15, 2014, Uniden filed its Answer with counterclaims requesting a declaration that the patents at issue are non-infringed and invalid. On April 28, 2014, we filed our Answer to the counterclaims, in which we denied that the patents at issue were non-infringed and invalid. On May 22, 2014, the Court entered a scheduling order for the case setting trial to begin on February 10, 2016. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of two of the Asserted Patents in the United States Patent and Trademark Office. On March 3, 2015, the PTAB entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. The PTAB also suggested an accelerated IPR schedule to culminate in an oral hearing on September 28, 2015. The PTAB held a conference call with the parties on March 17, 2015 to finalize the IPR schedule. On October 27, 2014, the Court held a Technology Tutorial Hearing for the educational benefit of the Court. The Markman hearing was held on November 21 and 26, 2014, with both hearings occurring jointly with the Spherix Incorporated v. VTech Telecommunications Ltd. et al. case (see above). On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. The Court has ordered the parties to hold a settlement conference not later than January 20, 2016. On April 9, 2015, the parties filed a Joint Motion to Modify Patent Scheduling Order. On April 10, 2015, the Court granted the Motion. On April 20, 2015, Defendants filed their Amended Answer to our Amended Complaint with their counterclaims. On May 1, 2015, we filed our Answer to the counterclaims. Our patent owner’s response to the petition in the IPR was timely filed on May 26, 2015. On July 9, 2015, the Court issued a modified Scheduling Order setting the Final Pretrial Conference for February 2, 2016 and confirming the Trial Date beginning February 20, 2016. On September 9, 2015, the parties jointly filed a motion to stay the case pending the decision in the two IPR proceedings. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issues its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of U.S. Patent No. 5,581,599 (“the ‘599 Patent”) and all asserted claims of U.S. Patent No. 6,614,899. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The Court also ordered the parties to file an updated status report on or before March 31, 2016 advising the Court of their progress toward resolving this litigation without further Court intervention and whether it is appropriate to reopen the case and lift the stay. The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay.  On July 18, 2016, we timely filed our Opening Brief in our appeal to the Federal Circuit. Uniden’s reply brief was filed on August 30, 2016. On September 26, 2016, we timely filed our reply brief. On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents. The appeal to the Federal Circuit continues with the Patent Office as an adverse party. On February 13, 2017, the Federal Circuit scheduled the oral argument for March 9, 2017. The Court heard our argument on March 9, 2017. On March 15, 2017, the Court issued an Order asking the Patent and Trademark Office to submit additional briefing on several issues to clarify the basis for its decision of patent invalidity by April 15, 2017. On July 25, 2017, after full briefing and oral argument, the Federal Circuit issued an order affirming the PTAB’s decision relating to the ‘599 patent.

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

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA has filed the patent infringement litigations listed below.

o	On August 12, 2016, litigation against Cincinnati Bell, Inc., case number 1:16-cv-00715-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. RE40,999 (“the ‘999 patent”), U.S. Patent No. 6,970,461, and U.S. Patent No. 7,478,167. On March 8, 2017, Cincinnati Bell filed a motion to dismiss, alleging lack of personal jurisdiction and improper venue. On March 29, 2017, the parties filed a joint motion to stay all deadlines until April 29, 2017, stating that the parties have reached an agreement in principal to resolve all claims asserted in the case. On April 3, 2017, the court granted the parties motion to stay all deadlines until April 29, 2017. On May 5, 2017, the Court ordered the parties to file a joint status report by three days from the date of the order. On May 5, 2017, the parties filed a joint stipulation of dismissal and the Court terminated the case.
o	On August 12, 2016, litigation against Frontier Communications Corporation, case number 1:16-cv-00714-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On May 16, 2017, ILEA filed an agreed motion to stay all deadlines in the case, stating that the parties had reached an agreement in principal in the case and needed time to finalize the written agreement. On May 19, 2017, the Court granted the motion and stayed all deadlines until June 19, 2017. On June 19, 2017, ILEA filed a notice of voluntary dismissal and the Court terminated the case
o	On August 12, 2016, litigation against Echostar Corporation, case number 1:16-cv-00716-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On April 17, 2017, ILEA filed a notice of voluntary dismissal of the case, and on April 18, 2017, the Court closed the case.

o	On August 15, 2016, litigation against ATN International, Inc. Commnet Wireless, LLC Choice Communications LLC, and Choice Communications, LLC (“Choice Wireless”), case number: 1:16-cv-00718-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On April 12, 2017, the parties jointly dismissed the case by filing a stipulation dismissing the case with prejudice.
o	On August 15, 2016, litigation against Sprint Corporation and Clearwire Corporation case number 1:16-cv-00719-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On May 1, 2017, ILEA filed a notice of voluntary dismissal of the case, and the court closed the case on May 2, 2017.
o	On August 16, 2016, litigation against ViaSat, Inc., case number 1:16-cv-00720-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, ViaSat filed a motion to dismiss, alleging failure to state a plausible claim of patent infringement. On March 21, 2017, ILEA filed its brief in opposition to the motion to dismiss. On March 28, 2017, ViaSat filed its reply brief on the motion to dismiss. On May 19, 2017, the Court issued an order granting ViaSat’s motion to dismiss, but granted ILEA leave to amend the complaint no later than three weeks from the date of the order. On May 30, 2017, ILEA filed its amended complaint. On July 24, 2017, the parties filed a joint motion to dismiss the case. On July 25, 2017, the Court granted the motion and closed the case.
o	On September 9, 2016, litigation against Fortinet Inc., case number 1:16-cv-00795-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, Fortinet filed its answer to the Complaint. On June 14, 2017, the Court ordered the parties to file a status report within three days of the order. On June 16, 2017, the parties filed the joint status report stating that the parties have executed a written settlement agreement resolving the case. On July 6, 2017, ILEA filed a stipulation of dismissal with prejudice and the Court closed the case.
o	On September 9, 2016, litigation against GTT Communications, Inc., case number 1:16-cv-00796-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On May 19, 2017, the parties filed a motion to extend time to answer the complaint until June 5, 2017. On May 22, 2017, the Court granted the motion. On June 5, 2017, ILEA filed a notice of voluntary dismissal and the Court terminated the case.
o	On November 22, 2016, litigations against Alcatel-Lucent SA and Alcatel-Lucent USA Inc., case number 1:16-cv-01077-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 7,158,515; 6,222,848; 6,578,086; and 6,697,325. On March 28, 2017, ILEA filed a notice of voluntary dismissal of the case and on that date the court closed the case.

Optic153 LLC Litigations

Under our Monetization Agreement with Equitable, Optic 153 LLC, an Equitable subsidiary, has filed the following litigations relating patents acquired under the terms of settlement of one of our prior litigations:

●	On March 15, 2018, litigation against Lumentum Operations LLC, Case No. 1:18-cv-00406-VAC-CJB, in the in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. 6,587,261. Lumentum’s Answer is currently due on April 6, 2018.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol SPEX.  No dividends were paid in 2017 or 2016 and we do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

The following table sets forth the high and low closing prices for our common stock, as reported by the NASDAQ Capital Market, on a split-adjusted basis accounting for our 1-for-19 reverse stock split effected on March 4, 2016, for the periods indicated.

Period	High	Low
2016
First Quarter	$2.66	$1.71
Second Quarter	$3.07	$1.86
Third Quarter	$2.36	$1.26
Fourth Quarter	$1.51	$0.87

2017
First Quarter	$1.38	$1.02
Second Quarter	$3.92	$0.91
Third Quarter	$3.06	$1.23
Fourth Quarter	$1.68	$1.27

On March 27, 2018, the closing price of our common stock, as reported by the NASDAQ Capital Market, was $1.24.  As of March 27, 2018, we had approximately 122 holders of record of our common stock

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2017 (on a split-adjusted basis).

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (1)	warrants and rights	column (1)) (2)
Equity compensation plans approved by security holder	328,490	$78.38	253,609
Equity compensation plans not approved by security holder	-	-	-
	328,490		253,609

(1)	Consists of options to acquire 105,610 shares of our common stock under the 2013 Equity Incentive Plan and 222,880 under the 2014 Equity Incentive Plan.
(2)	Consists of shares of common stock available for future issuance under our equity incentive plan or any other individual compensation arrangement.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to our patent monetization efforts, since the fourth quarter of 2017, we have been transitioning to a blockchain technology development company. The Company made no investments in new IP during 2017 and started the transition with its investment in Hoth Therapeutics, Inc. during the 3rd quarter of 2017, and with its entry into an agreement with DatChat, Inc. in March 2018. Since March 1, 2013, the Company has received limited funds from its IP monetization. See “Recent Developments”.

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

The fair value of stock options granted was determined on the grant date by using a Black-Scholes model valuation with assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk-free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant.  The volatility rate was computed based on the standard deviation of our underlying stock price’s daily logarithmic returns. Our model includes a zero dividend yield assumption, as we have not historically paid nor do we anticipate paying dividends on our common stock.  Our model does not include a discount for post-vesting restrictions, as we have not issued awards with such restrictions.

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

We monitor the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, we will perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. We tested our intangible assets for impairment at the end of December 31, 2017 and 2016. There was no impairment of intangible assets in 2017. During the year ended December 31, 2016, we recorded a $2.7 million of impairment charges to our intangible assets.

Recently Issued Accounting Pronouncements

See Note 3 to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

For the year ended December 31, 2017 and 2016, revenue was approximately $1.2 million and $0.9 million, respectively, which primarily represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). During the year ended December 31, 2017, we recognized $0.2 million and $1.0 million from November 2015 and May 2016 RPX License transactions, respectively.  Both the November 2015 and May 2016 RPX License transactions use the straight-line method to amortize the deferred revenue over the contract life.

For the year ended December 31, 2017, we incurred a loss from operations of $3.8 million, a decrease of $4.8 million, as compared to $8.6 million in 2016. The decrease in net loss was primarily attributed to (i) $2.7 million decrease in impairment charge taken against the intangible assets (ii) a $0.8 million decrease in amortization expenses related to the Rockstar patents acquired by the Company during 2013 due to a $2.7 million impairment of intangible assets in 2016 and (iii) a $1.3 million decrease in professional fees due to further cost cutting implemented in the first quarter of 2017.

For the year ended December 31, 2017, other income was approximately $0.5 million as compared to approximately $2.1 million of other income for the year ended 2016. The decrease in other income was primarily attributed to a $2.4 million decrease in fair value of warrant liabilities; which was partially offset by an increase in fair value of our investment in Hoth of $0.3 million and an increase of $0.5 million in other income, net related to investment income on our securities.

Net loss attributable to common stockholders was a net loss of $3.3 million in the year ended December 31, 2017 compared to net income of $25.0 million in the year ended 2016. The change is attributed to the decrease of deemed capital contribution on extinguishment of preferred stock. During the year ended December 31, 2016, we incurred a one-time $31.5 million of deemed capital contribution on preferred stock related to the cancellation of 381,967 shares of Series H Preferred Stock pursuant to the RPX license agreement, which capital contribution is not reflected in the year ended December 31, 2017. See Note 7 for additional details surrounding the Series H Preferred Stock and RPX license agreement.

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

Cash Flows from Operating Activities - For the year ended December 31, 2017, net cash used in operations was $3.3 million compared to net cash provided by operations of $70,000 for the year ended December 31, 2016.

The cash used in operating activities for the year ended December 31, 2017 primarily resulted from a net loss of $3.3 million. The cash provided by operating activities for the year ended December 31, 2016 primarily resulted from significant non-cash charges related to impairment of intangibles of $2.7 million, amortization expenses of $2.1 million, stock-based compensation expense of approximately $0.6 million and approximately $3.5 million of deferred revenue, partially offset by approximately $6.5 million net loss and $2.3 million of change in fair value of warrant liabilities.

Cash Flows from Investing Activities - For the year ended December 31, 2017, net cash provided by investing activities was approximately $1.3 million. The cash provided by investing activities primarily resulted from our sale of marketable securities for the year ended December 31, 2017 of $14.2 million, partially offset by our investment in Hoth for $0.7 million and by our purchase of marketable securities of $12.3 million. For the year ended December 31, 2016, net cash used in investing activities was approximately $3.0 million. The cash used in investing activities primarily resulted from our purchase of marketable securities for the year ended December 31, 2016 of approximately $18.0 million and purchase of property and equipment of approximately $4,000, partially offset by sale of marketable securities of approximately $15.1 million.

Cash Flows from Financing Activities - Net cash flows provided by financing activities during the year ended December 31, 2017 was $2.1 million compared to net cash provided by financing activities of $2.9 million in the year ended December 31, 2016. The cash provided by financing activities for the year ended December 31, 2017, primarily resulted from approximately $2.1 million net proceeds from an underwritten public offering of 1,250,000 shares of our common stock. The cash provided by financing activities for the year ended December 31, 2016, primarily resulted from approximately $2.1 million net proceeds from an underwritten public offering of 1,592,357 shares of the Company’s common stock and $0.8 million proceeds from warrant exercises and the purchase 200,000 shares, partially offset by the payment for the cancellation of common stock of approximately $4,000.

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Our accumulated deficit amounted to approximately $145.1 million at December 31, 2017.  Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from the litigations in which we participate.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

On March 19, 2018, we closed on a public offering of common stock for gross proceeds of approximately $3.0 million.  The offering was a shelf takedown off of the our registration statement on Form S-3 (File No. 333-222488) and was conducted pursuant to a placement agency agreement between us and Laidlaw & Company (UK) Ltd., the sole placement agent, on a best-efforts basis with respect to the offering (“Laidlaw”), that was entered into on March 14, 2018. We sold 2,222,222 shares of its common stock in the offering at a purchase price of $1.35 per share. The use of proceeds from such offering was to develop the business of DatChat, Inc., with whom we entered into an agreement and plan of merger with to acquire 100% of its ownership, on March 12, 2018.

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

We have filed a shelf registration statement on Form S-3 with the SEC. The registration statement, which has been declared effective, was filed in reliance on Instruction I.B.6 of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6 may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.

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

Our ability to fund these Participation Payments or the $13.0 million contingent payment will depend on the liquidity of our assets, recoveries, alternative demands for cash resources and access to capital at the time.  Furthermore, our obligation to fund Participation Payments could adversely impact our liquidity and financial position. As of the date of this report, we have not made any such Participation Payments.

Contractual Obligations

Future minimum rental payments required as of December 31, 2017, including Bethesda office lease obligation are as follows ($ in thousands):

Lease Payments
Year Ended December 31, 2018	45
$45

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Spherix Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spherix Incorporated and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2013.

New York, NY

March 30, 2018

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except per share amounts)

	December 31	December 31
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$197	$134
Marketable securities	3,998	6,025
Prepaid expenses and other assets	150	135
Total current assets	4,345	6,294

Property and equipment, net	3	6
Patent portfolios and patent rights, net	3,578	4,951
Investments at fair value in Hoth	1,020	—
Deposit	26	26
Total assets	$8,972	$11,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$56	$123
Accrued salaries and benefits	695	446
Warrant liabilities	822	702
Short-term deferred revenue	957	1,216
Short-term lease liabilities	48	183
Total current liabilities	2,578	2,670

Long-term deferred revenue	2,288	3,245
Long-term lease liabilities	—	44
Total liabilities	4,866	5,959

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at December 31, 2017 and 2016; liquidation value of $0.0001 per share	—	—
Series D-1: 834 shares issued and outstanding at December 31, 2017 and 2016; liquidation value of $0.0001 per share	—	—
Common stock, 0.0001 par value, 100,000,000 shares authorized; 6,234,910 and 4,943,941 shares issued at December 31, 2017 and 2016, respectively; 6,234,898 and 4,943,929 shares outstanding at December 31, 2017 and 2016, respectively	—	—
Additional paid-in-capital	149,425	147,331
Treasury stock, at cost, 12 shares at December 31, 2017 and 2016	(264)	(264)
Accumulated deficit	(145,055)	(141,749)
Total stockholders’ equity	4,106	5,318
Total liabilities and stockholders’ equity	$8,972	$11,277

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

 ($ in thousands)

	Years Ended December 31,
	2017	2016
Revenues	$1,236	$877

Operating costs and expenses
Amortization of patent portfolio	1,373	2,135
Compensation and related expenses (including stock-based compensation)	2,059	1,950
Professional fees	1,038	2,293
Impairment of intangible assets	—	2,713
Rent	92	84
Other selling, general and administrative	496	253
Total operating expenses	5,058	9,428
Loss from operations	(3,822)	(8,551)

Other (expenses) income
Other income, net	291	(182)
Change in fair value of investment	345	—
Change in fair value of warrant liabilities	(120)	2,257
Total other income	516	2,075
Net loss	$(3,306)	$(6,476)
Deemed capital contribution on extinguishment of preferred stock	—	31,480
Net (loss) income attributable to common stockholders	$(3,306)	$25,004

Net (loss) income per share attributable to common stockholders, basic and diluted
Basic	$(0.60)	$6.76
Diluted	$(0.60)	$6.51

Weighted average number of common shares outstanding,
Basic	5,538,568	3,700,090
Diluted	5,538,568	3,838,366

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at January 1, 2016	2,539,847	$—	388,766	$—	$144,287	12	$(264)	$(135,273)	$8,750
Conversion of Series K preferred stock to common stock	326,315	—	(1,240)	—	—	—	—	—	—
Beneficial conversion feature of Series K convertible preferred stock	—	—	—	—	695	—	—	—	695
Deemed dividend on conversion of Series K convertible preferred stock to common stock	—	—	—	—	(695)	—	—	—	(695)
Extinguishment of Series H convertible preferred stock and deemed capital contribution	—	—	(381,967)	—	(414)	—	—	—	(414)
Fractional shares adjusted for reverse split	(1,675)	—	—	—	(4)				(4)
Warrant Exercise	200,000	—	—	—	760				760
Issuance common stock in equity raise, net of offering cost	1,592,357	—	—	—	2,140				2,140
Stock-based compensation	287,085	—	—	—	562				562
Net loss	—	—	—	—	—	—	—	(6,476)	(6,476)
Balance at December 31, 2016	4,943,929	$—	5,559	$—	$147,331	12	$(264)	$(141,749)	$5,318
Repurchase of restricted stock units to pay for employee withholding taxes	35,969	—	—	—	(24)	—	—	—	(24)
Issuance common stock in equity raise, net of offering cost	1,250,000	—	—	—	2,095	—	—	—	2,095
Stock-based compensation	5,000	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	—	(3,306)	(3,306)
Balance at December 31, 2017	6,234,898	$—	5,559	$—	$149,425	12	$(264)	$(145,055)	$4,106

The accompanying notes are an integral part of these consolidated financial statements.

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(3,306)	$(6,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of patent portfolio	1,373	2,135
Change in fair value of investment	(345)	—
Change in fair value of warrant liabilities	120	(2,257)
Stock-based compensation	23	562
Depreciation expenses	3	3
Realized loss on marketable securities	328	95
Unrealized gain on marketable securities	(240)	243
Impairment of intangible assets	—	2,713
Changes in assets and liabilities:
Prepaid expenses and other assets	(15)	195
Accounts payable and accrued expenses	(67)	(261)
Accrued salaries and benefits	249	(199)
Deferred revenue	(1,216)	3,497
Accrued lease liabilities	(179)	(180)
Net cash (used in) provided by operating activities	(3,272)	70

Cash flows from investing activities
Purchase of marketable securities	(12,274)	(18,035)
Purchase of property and equipment	—	(4)
Sale of marketable securities	14,213	15,065
Investment in Hoth Therapeutics, Inc.	(675)	—
Net cash provided by (used in) investing activities	1,264	(2,974)

Cash flows from financing activities
Cash paid for cancellation of common stock	—	(4)
Cash from issuance common stock, net of offering cost	2,095	2,140
Proceeds from exercise of warrants	—	760
Repurchase of restricted stock units to pay for employee withholding taxes	(24)	—
Net cash provided by financing activities	2,071	2,896

Net increase in cash and cash equivalents	63	(8)
Cash and cash equivalents, beginning of the year	134	142

Cash and cash equivalents, end of the year	$197	$134

Cash paid for interest and taxes	$8	$—

Non-cash investing and financing activities
Extinguishment of Series H Convertible Preferred Stock in connection with license agreement	$—	$31,480
Recognition of deferred revenue in connection with license agreement	$—	$414

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan. The Company’s working capital amounted to approximately $1.8 million at December 31, 2017, and net loss amounted to approximately $3.3 million and $6.5 million for the years ended December 31, 2017 and 2016, respectively. The Company had an approximately $145.1 million of accumulated deficit as of December 31, 2017. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims or initiate inter-party reviews in an effort to avoid or limit liability and damages for patent infringement or cause the Company to incur additional costs as a strategy.  If such efforts are successful, they may have an impact on the value of the patents and preclude the Company from deriving revenue from the patents. The patents could be declared invalid by a court or the United States Patent and Trademark Office, in whole or in part, or the costs of the Company can increase. Recent rulings also create an increased risk that if the Company is unsuccessful in litigation it could be responsible to pay the attorneys’ fees and other costs of defendants by lowering the standard for legal fee shifting sought by defendants in patent cases.

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

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, valuation of investments, stock-based compensation, the valuation of derivative liabilities, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Segments

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts.  The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of December 31, 2017 and 2016, the Company had $0.2 million and $0.1 million, respectively, in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices. During the year ended December 31, 2017 and 2016, the Company incurred realized losses of approximately $328,000 and $95,000, respectively, and unrealized gain of approximately $240,000 and unrealized loss of approximately of $243,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the year ended December 31, 2017 and 2016, the Company earned dividend income of approximately $111,000 and $19,000, respectively, which is included in other income, net on the consolidated statement of operations. The Company reinvested such dividend income into its marketable securities during the years ended December 31, 2017 and 2016. The market value of marketable securities held as of December 31, 2017 and 2016 were $4.0 million and $6.0 million, respectively.

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

Impairment of Long-lived Assets (Including Patent Assets)

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. Due to the continuous decline in stock price during 2016 and the price volatility in 2017, the Company performed impairment tests for intangible assets at December 31, 2016 and 2017. In 2016, the Company recorded a $2.7 million impairment charge and no impairment charge was taken in 2017 (see Note 5).

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company has determined that its licenses represent functional intellectual property under Topic 606. Therefore, revenue is recognized at the point in time when the customer has the right to use the intellectual property rather than over the license period. Accordingly, the Company’s deferred revenue related to its licenses will be eliminated and accumulated deficit as of January 1, 2018 will decrease by $3,245.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk-free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the weighted average midpoint between vest and expiration for all individuals within the grant.  The expected volatility assumption is computed based on the standard deviation of the Company’s underlying stock price’s daily logarithmic returns.

The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.

The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock option expense the Company recognizes in the consolidated statements of operations includes an estimate of stock option forfeitures. Under ASC 718, the Company is required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that ultimately expect will vest. The Company recognizes the effect of forfeitures in compensation expense when the forfeitures occur.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the earnings (loss) per share calculation (in thousands, except per share amount):

	For the Years Ended December 31,
	2017	2016
Basic earnings per share
Numerator:
Net loss	$(3,306)	$(6,476)
Deemed capital contribution on extinguishment of preferred stock	—	31,480
Net (loss) income available to common stockholders	$(3,306)	$25,004

Denominator:
Weighted average number of common shares outstanding,	5,538,568	3,700,090

Earnings per basic share:
Net loss	(0.60)	(1.75)
Deemed capital contribution on extinguishment of preferred stock	—	8.51
Net (loss) income available to common stockholders	$(0.60)	$6.76

Dilutive earnings per share
Numerator:
Net loss	$(3,306)	$(6,476)
Deemed capital contribution on extinguishment of preferred stock	—	31,480
Net (loss) income available to common stockholders	$(3,306)	$25,004

Denominator:
Weighted average basic shares outstanding,	5,538,568	3,700,090
Weighted average effect of dilutive securities
Employee stock options	—	296
Convertible preferred stock	—	130,562
Restricted stock units	—	7,418
Weighted average diluted shares outstanding	5,538,568	3,838,366

Earnings per diluted share:
Net loss	$(0.60)	$(1.69)
Deemed capital contribution on extinguishment of preferred stock	—	8.20
Net (loss) income available to common stockholders	$(0.60)	$6.51

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Convertible preferred stock	2,926	2,926
Warrants to purchase common stock	1,249,754	1,251,709
Non-vested restricted stock units	—
Options to purchase common stock	328,490	309,037
Total	1,581,170	1,563,672

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the modified retrospective approach. The Company has determined that its licenses represent functional intellectual property under Topic 606. Therefore, revenue is recognized at the point in time when the customer has the right to use the intellectual property rather than over the license period. Accordingly, the Company’s deferred revenue related to its licenses will be eliminated and accumulated deficit as of January 1, 2018 will decrease by $3,245.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt the provisions of ASU 2016-01 on January 1, 2018. The adoption of this update will not impact the Company’s consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU No. 2017-09 on January 1, 2018. The adoption of this update did not impact the Company’s Financial Statements or related disclosures.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company adopted the fair value option for this investment and recorded any change in fair value in the statement of operations (see Note 6).

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5. Intangible Assets

Patent Portfolio

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The net carrying amounts related to acquired intangible assets are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2015, net	$9,799	4.63
Amortization expenses	(2,135)
Impairment loss	(2,713)
Patent Portfolios and Patent Rights at December 31, 2016, net	$4,951	3.65
Amortization expenses	(1,373)
Patent Portfolios and Patent Rights at December 31, 2017, net	$3,578	2.67

The amortization expenses related to acquired intangible assets for the years ended December 31, 2017 and 2016 are as follows ($ in thousands):

	For the Years Ended December 31,
Date Acquired and Description	2017	2016
7/24/13 - Rockstar patent portfolio	$71	$104
9/10/13 - North South patent portfolio	22	31
12/31/13 - Rockstar patent portfolio	1,280	2,000
	$1,373	$2,135

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

There was no impairment charge recorded during the year ended December 31, 2017.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Year Ended December 31, 2018	71	22	1,280	1,373
Year Ended December 31, 2019	71	22	1,280	1,373
Year Ended December 31, 2020	71	22	639	732
Year Ended December 31, 2021	71	22	—	93
Thereafter	4	3	—	7
Total	$288	$91	$3,199	$3,578

Equitable Agreement

In March 2016, the Company entered into an agreement (which was subsequently amended) with Equitable IP Corporation (“Equitable”) to facilitate the monetization of the Company’s patents (the “Monetization Agreement”). Pursuant to the Monetization Agreement, the Company has worked together with Equitable to develop and revise the Company’s ongoing litigation plan. Under the Monetization Agreement, Equitable is obligated to use its best, commercially reasonable efforts to monetize the Company’s patents. The Company will share net monetization revenue derived from all monetization activity equally with Equitable. To facilitate the litigation plan, approximately 186 of over 330 of the Company’s patents and applications have been assigned to Equitable, which will pay all maintenance and prosecution fees going forward. No assigned patents may be transferred by Equitable to a third party without the Company’s consent. As of the date of this report, all terms of the Monetization Agreement have been met and upon request by Equitable, the Company will further assign approximately 140 additional patents and applications to Equitable for monetization. The Company has retained a grant-back license to practice all transferred patents.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the Company’s assets and liabilities that are measured at fair value at December 31, 2017 and 2016 ($ in thousands):

	Fair value measured at December 31, 2017
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$3,998	$—	$3,998	$—
Investment in Hoth	$1,020	$—	$—	$1,020

Liabilities
Fair value of warrant liabilities	$822	$—	$—	$822

	Fair value measured at December 31, 2016
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - corporate bonds	$6,025	$211	$5,814	$—

Liabilities
Fair value of warrant liabilities	$702	$—	$—	$702

There were no transfers between Level 1, 2 or 3 for the years ended December 31, 2017 and 2016.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of December 31, 2017 and 2016 is as follows:

Date of valuation	December 31, 2017	December 31, 2016
Risk-free interest rate	1.98%	0.16%-1.76%
Expected volatility	100.00% - 132.21%	100% - 115.35%
Expected life (in years)	2.94 - 3.06	0.3-5.1
Expected dividend yield	—	—

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended December 31, 2017 and 2016 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	December 31, 2017	December 31, 2016
Beginning balance	$702	$2,959
Fair value adjustment of warrant liabilities	120	(2,257)
Ending balance	$822	$702

The Company owns approximately 37% of common shares in Hoth as of December 31, 2017. The value of the Company’s investment in Hoth was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investment in Hoth is carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to Hoth.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Fair Value of Level 3 financial liabilities
December 31, 2017
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

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as change in fair value of investment in the Consolidated Statements of Operations.

The fair value of the investment in Hoth at December 31, 2017 was approximately $1.0 million. The underlying stock price of Hoth was estimated to be $0.15 per share based on Hoth’s fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issues as Compensation. The valuation of the underlying shares included the following assumptions: risk-free rate - 1.39%, company volatility - 75%, expected term or time to maturity - 1.25 years.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7. RPX License Agreement

On November 23, 2015, the Company and RPX Corporation (“RPX”) entered into a Patent License Agreement (the “RPX License Agreement”) under which the Company granted RPX the right to sublicense various patent license rights to certain RPX clients. The consideration to the Company included: (i) the transfer to the Company for cancellation of its remaining outstanding Series I Redeemable Convertible Preferred Stock (the “Series I Preferred Stock”), as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015; (ii) the transfer to the Company for cancellation of 13%, or 57,076 shares, of its Series H Convertible Preferred Stock (the “Series H Preferred Stock”) then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar; (iii) cancellation of the only outstanding security interest on 101 of the Company’s patents and patent applications that originated at Nortel Networks (“Nortel”) and were purchased by the Company from Rockstar, which security interest had previously been transferred to RPX by Rockstar (“RPX Security Interest”); and (iv) $300,000 in cash to the Company. While the license granted to RPX is non-exclusive and the duration of the license is for the life of the patents, the Company’s ongoing obligations in the arrangement is to provide certain specific RPX licensors with a non-exclusive license to any new patents that may be acquired by or exclusively licensed to the Company during the two-year period following the effective date of the agreement. Therefore, the Company will recognize $0.6 million revenue ratably over the two-year period that it is obligated to provide these RPX licensees with licenses to such new patents. During the year ended December 31, 2017 and 2016, the Company recorded approximately $259,000 and $290,000, respectively, in revenue related to the amortization of the license.

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

During the year ended December 31, 2017 and 2016, the Company recorded approximately $957,000 and $587,000, respectively, in revenue related to the amortization of the license.

Under a separate agreement between the Company and RPX, the Company granted RPX the ability to grant to VTech Telecommunications Ltd. (“VTech”) a sublicense for a fully paid portfolio license in exchange for an additional $20,000 in cash consideration during the year ended December 31, 2017.

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

2017 activity

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company had designated separate series of its capital stock as of December 31, 2017 and December 31, 2016 as summarized below:

	Number of Shares Issued
	and Outstanding as of
	December 31, 2017	December 31, 2016	Par Value	Conversion Ratio
Series “A”	—	—	$0.0001	N/A
Series “C”	—	—	0.0001	0.05:1
Series “D”	4,725	4,725	0.0001	0.53:1
Series “D-1”	834	834	0.0001	0.53:1
Series “F-1”	—	—	0.0001	0.05:1
Series “H”	—	—	0.0001	0.53:1
Series “I”	—	—	0.0001	1.05:1
Series “J”	—	—	0.0001	0.05:1
Series “K”	—	—	0.0001	263.16:1

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

The rights will be exercisable only if a person or group acquires 10% or more of the Company’s common stock (subject to certain exceptions stated in the plan) or announces a tender offer the consummation of which would result in ownership by a person or group of 10% or more of the Company’s common stock. The board of directors may redeem the rights at a price of $0.001 per right. The rights will expire at the close of business on December 31, 2017 unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. As of December 31, 2017 and 2016, no shares of Series A Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

On March 6, 2013, the Company and certain investors that participated in the Company’s November 2012 private placement transaction entered into separate Warrant Exchange Agreements pursuant to which those investors exchanged common stock purchase warrants for 229,337 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one-nineteenth of a share of Common Stock at the option of the holder. The Series C Preferred Stock was established on March 5, 2013 by the filing in the State of Delaware of a Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock. In December 2015, the one remaining share of Series C Preferred Stock was surrendered by the stockholder for cancellation. As of December 31, 2017 and 2016, no shares of Series of Series C Preferred Stock remained issued and outstanding, respectively.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2017 and 2016, 4,725 shares of Series D Preferred Stock remained issued and outstanding.

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

As of December 31, 2017 and 2016, 834 shares of Series D-1 Preferred Stock remained issued and outstanding.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In January 2015, Rockstar transferred its remaining outstanding Series H Preferred Stock to RPX Clearinghouse LLC, an affiliate of RPX.

According to the RPX License Agreement disclosed in Note 6, on November 23, 2015, RPX transferred to the Company for cancellation 57,076 shares of Series H Preferred Stock then held by RPX, having a total carrying amount of $4,765,846 at the time the stock was issued to Rockstar.

In connection with a second, separate, licensing agreement, on May 23, 2016, RPX transferred to the Company for cancellation of 100% of the remaining 381,967 shares of Series H Preferred Stock held by RPX, having a total carrying amount of $31,894,244 at the time the stock was issued to Rockstar (see Note 6 for further details).

As of December 31, 2017 and 2016, no shares of Series H Preferred Stock remained issued and outstanding, respectively.

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

In June 2015, the Company redeemed 5,601 shares of Series I Preferred Stock. In accordance with this redemption, the Company paid RPX $0.9 million.

On November 23, 2015, as per RPX License Agreement disclosed in Note 6, RPX transferred to the Company for cancellation all remaining 29,940 shares of Series I Preferred Stock, as to which a $5,000,000 mandatory redemption payment would have been due from the Company on or by December 31, 2015.

As of December 31, 2017 and 2016, no shares of Series I Preferred Stock remained issued and outstanding, respectively.

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

As of December 31, 2017 and 2016, no shares of Series J Preferred Stock are issued and outstanding.

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

During the year ended December 31, 2016, stockholders converted 1,240 shares of Series K Preferred Stock into 326,315 shares of Common Stock.

As of December 31, 2017 and 2016, no shares of Series K Preferred Stock are issued and outstanding.

Warrants

A summary of warrant activity for year ended December 31, 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,250,311	$9.21	$—	3.91
Expired	(557)	—	—	—
Outstanding as of December 31, 2017	1,249,754	$8.98		2.92
Exercisable as of December 31, 2017	1,249,754	$8.98	$—	2.92

Stock Options

2012 Plan

In late 2012, the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) which permits issuance of incentive stock options, non-qualified stock options and restricted stock. The 2012 Plan replaced a prior incentive stock plan. At December 31, 2017, there were 521 shares available for grant under the 2012 Plan.

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

At December 31, 2017, there were 105,610 fully vested options outstanding and 41,758 shares available for grant under the 2013 Plan.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2017, there were 222,880 options outstanding and 211,330 shares available for grant under the 2014 Plan.

On November 14, 2016, 78 options granted on November 15, 2011 expired.

On May 14, 2017, 56 options granted on May 15, 2012 expired. On August 13, 2017, 120 options granted on August 14, 2012 expired. On November 15, 2017, 106 options granted on November 16, 2012 expired.

During the year ended December 31, 2016, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 23,682 options to five of the Company’s directors. The aggregate grant date fair value of these options was approximately $36,000.

During the year ended December 31, 2017, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued an aggregate of 15,788 options to purchase common stock of the Company to its chief executive officer and four of its directors. The aggregate grant date fair value of these options was approximately $12,000. These stock options vest over one year.

The fair value of options granted in 2017 and 2016 was estimated using the following assumptions:

	For the Years Ended December 31,
	2017	2016
Exercise price	$1.02	$1.42 - $1.98
Expected stock price volatility	134.5%	122.4% - 141.3%
Risk-free rate of interest	1.4%	0.96% - 1.15%
Term (years)	4.42	4.34-9.65

A summary of option activity under the Company’s employee stock option plan for year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	310,091	$82.25	$—	4.1
Employee options granted	15,788	1.02	5,999	4.4
Employee options expired	(282)	—	—	—
Outstanding as of December 31, 2017	325,597	$78.20	$5,999	3.2
Options vested and expected to vest	325,597	$78.20	$5,999	3.2
Options vested and exercisable	317,705	$80.12	$3,000	3.2

A summary of options that the Company granted to non-employees for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,893	$98.07	$—	4.4
Non-employee options granted	—	—	—	—
Outstanding as of December 31, 2017	2,893	$98.07	$—	3.4
Options vested and expected to vest	2,893	$98.07	$—	3.4
Options vested and exercisable	2,893	$98.07	$—	3.4

Stock-based compensation associated with the amortization of stock option expense was $14,000 and $35,000 for the years ended December 31, 2017 and 2016, respectively.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $3,000. The weighted average remaining contractual term of exercisable options is approximately 3.2 years at December 31, 2017.

Restricted Stock Awards

2016 activity

On January 26, 2016, the Company issued 652 shares of restricted common stock to a third party for consulting services. The restricted stock award vested immediately. The grant date fair value of restricted stock was $1,487.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

2017 activity

On October 11, 2017, the Company granted a consultant 5,000 shares of restricted common stock for consulting services. The restricted stock award vested immediately. The grant date fair value of restricted stock award was $8,400.

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2016	—	$—
Granted	5,000	1.68
Vested	(5,000)	1.68
Nonvested at December 31, 2016	—	$—

Restricted Stock Units

On March 14, 2017, 35,969 restricted stock units (“RSUs”) were delivered to Anthony Hayes. 23,287 shares of common stock were withheld (at the closing price of the Company’s common stock on the NASDAQ Capital Market on March 14, 2017) to satisfy the tax obligation relating to the vesting of the RSUs.

As of December 31, 2017, the Company did not have unrecognized stock-based compensation expense related to restricted stock unit awards.

Stock-based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2017 and 2016 was comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2017	2016
Employee restricted stock awards	$—	$151
Non-employee restricted stock awards	9	255
Employee stock option awards	14	35
Employee restricted stock units	—	121
Total compensation expense	$23	$562

Note 9. Assignment and Assumption of Rights Agreement with TOI

On June 16, 2012, the Company and Transfer Online, Inc. (“TOI”) entered into an Assignment and Assumption of Rights Agreement (the “Assignment”) to that certain Rights Agreement, effective January 1, 2013 (valid through December 31, 2017, referred to herein as the “Rights Agreement”) originally entered into between the Company and Equity Stock Transfer (“EST”), and previously filed by the Company on Form 8-K with the Securities and Exchange Commission on January 30, 2013. The Assignment of the Rights Agreement replaced EST as the Rights Agent and to appoint TOI as the successor Rights Agent on July 15, 2016. The Rights Agreement was amended and restated as of June 9, 2017.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies

Financing of Directors’ and Officers’ Insurance

The Company financed its Directors’ and Officers’ insurance policy for approximately $0.2 million.  Payments are due monthly and the policy is for 12 months.  Finance charges for the 12-month period are nominal.  As of December 31, 2017, the Company owed approximately $0.1 million and such amounts were recorded in accrued expenses. The Company has made regular payments in accordance with this insurance policy.

Leases

Future minimum rental payments required as of December 31, 2017, including Bethesda office lease obligation are as follows ($ in thousands):

Lease Payments
Year Ended December 31, 2018	45
$45

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

Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas

On August 30, 2013, we initiated litigation against Uniden Corporation and Uniden America Corporation (collectively “Uniden”) in Spherix Incorporated v. Uniden Corporation et al., Case No. 3:13-cv-03496-M, in the United States District Court for the Northern District of Texas (“the Court”) for infringement of U.S. Patent Nos. 5,581,599; 5,752,195; 6,614,899; and 6,965,614 (collectively, the “Asserted Patents”). The complaint alleges that Uniden has manufactured, sold, offered for sale and/or imported technology that infringes the Asserted Patents. We sought relief in the form of a finding of infringement of the Asserted Patents, an accounting of all damages sustained by us as a result of Uniden’s infringement, actual damages, enhanced damages under 35 U.S.C. Section 284, attorney’s fees and costs. On June 3, 2014, in an effort to narrow the case, the parties filed a stipulation dismissing without prejudice all claims and counterclaims related to U.S. Patent No. 5,752,195. On September 4, 2014, Uniden America Corporation, together with VTech Communications, Inc., filed a request for inter partes review (“IPR”) of U.S. Patent No. 5,581,599 (the “‘599 Patent”) and 6,614,899 (the “‘899 Patent”) in the United States Patent and Trademark Office. On March 3, 2015, the U.S. Patent Trial and Appeal Board (“PTAB”) entered decisions instituting, on limited grounds, IPR proceedings regarding a portion of the claims for the two Spherix patents. On March 19, 2015, the Court issued its Markman order, construing a total of 13 claim terms that had been disputed by the parties. On April 2, 2015, we filed an Amended Complaint with Jury Demand and the parties filed a Settlement Conference Report informing the Court that the parties have not yet resumed settlement negotiations. On September 10, 2015, the Court stayed the case and ordered the parties to file a status report within 10 days of the Patent Office issuing its decision in the IPR proceedings. On October 13, 2015, the Court ordered the case administratively closed until the PTAB issued its final written decisions. On February 3, 2016, the PTAB issued its final decisions in the IPR proceedings, finding invalid eight of the 15 asserted claims of the ‘599 Patent and all asserted claims of the ‘899 Patent. Our deadline to file a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit was set for April 6, 2016. On February 29, 2016, at the parties’ joint request, the Court ordered that the stay of the case remain in effect for 30 days so the parties may work to resolve the case without further Court intervention. The parties timely filed a Joint Status Report on March 31, 2016, in which we requested that the stay remain in effect pending the Federal Circuit issuing a ruling in connection with the appeal of IPR2014-01431 relating to the ‘599 Patent. On April 1, 2016, we filed our Patent Owner’s Notice of Appeal in IPR2014-01431. On April 11, 2016, the Court granted the parties’ motion to continue the stay. On January 12, 2017, we settled the case with Uniden and Uniden took a license under the Asserted Patents and the appeal to the Federal Circuit continued with the Patent and Trademark Office (“PTO”) as an adverse party. On July 25, 2017, after full briefing and oral argument, the Federal Circuit issued an order affirming the PTAB’s decision relating to the ‘599 Patent.

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

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA has filed the patent infringement litigations listed below.

●	On August 12, 2016, litigation against Cincinnati Bell, Inc., case number 1:16-cv-00715-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. RE40,999 (“the ‘999 patent”), U.S. Patent No. 6,970,461, and U.S. Patent No. 7,478,167. On March 8, 2017, Cincinnati Bell filed a motion to dismiss, alleging lack of personal jurisdiction and improper venue. On March 29, 2017, the parties filed a joint motion to stay all deadlines until April 29, 2017, stating that the parties have reached an agreement in principal to resolve all claims asserted in the case. On April 3, 2017, the court granted the parties motion to stay all deadlines until April 29, 2017. On May 5, 2017, the Court ordered the parties to file a joint status report by three days from the date of the order. On May 5, 2017, the parties filed a joint stipulation of dismissal and the Court terminated the case.
●	On August 12, 2016, litigation against Frontier Communications Corporation, case number 1:16-cv-00714-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On May 16, 2017, ILEA filed an agreed motion to stay all deadlines in the case, stating that the parties had reached an agreement in principal in the case and needed time to finalize the written agreement. On May 19, 2017, the Court granted the motion and stayed all deadlines until June 19, 2017. On June 19, 2017, ILEA filed a notice of voluntary dismissal and the Court terminated the case.
●	On August 12, 2016, litigation against Echostar Corporation, case number 1:16-cv-00716-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On April 17, 2017, ILEA filed a notice of voluntary dismissal of the case, and on April 18, 2017, the Court closed the case.
●	On August 15, 2016, litigation against ATN International, Inc. Commnet Wireless, LLC Choice Communications LLC, and Choice Communications, LLC (“Choice Wireless”), case number: 1:16-cv-00718-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On April 12, 2017, the parties jointly dismissed the case by filing a stipulation dismissing the case with prejudice.
●	On August 15, 2016, litigation against Sprint Corporation and Clearwire Corporation case number 1:16-cv-00719-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On May 1, 2017, ILEA filed a notice of voluntary dismissal of the case, and the court closed the case on May 2, 2017.
●	On August 16, 2016, litigation against ViaSat, Inc., case number 1:16-cv-00720-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, ViaSat filed a motion to dismiss, alleging failure to state a plausible claim of patent infringement. On March 21, 2017, ILEA filed its brief in opposition to the motion to dismiss. On March 28, 2017, ViaSat filed its reply brief on the motion to dismiss. On May 19, 2017, the Court issued an order granting ViaSat’s motion to dismiss, but granted ILEA leave to amend the complaint no later than three weeks from the date of the order. On May 30, 2017, ILEA filed its amended complaint. On July 24, 2017, the parties filed a joint motion to dismiss the case. On July 25, 2017, the Court granted the motion and closed the case.
●	On September 9, 2016, litigation against Fortinet Inc., case number 1:16-cv-00795-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On March 7, 2017, Fortinet filed its answer to the Complaint. On June 14, 2017, the Court ordered the parties to file a status report within three days of the order. On June 16, 2017, the parties filed the joint status report stating that the parties have executed a written settlement agreement resolving the case. On July 6, 2017, ILEA filed a stipulation of dismissal with prejudice and the Court closed the case.
●	On September 9, 2016, litigation against GTT Communications, Inc., case number 1:16-cv-00796-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent. On May 19, 2017, the parties filed a motion to extend time to answer the complaint until June 5, 2017. On May 22, 2017, the Court granted the motion. On June 5, 2017, ILEA filed a notice of voluntary dismissal and the Court terminated the case.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

●	On November 22, 2016, litigation against Alcatel-Lucent SA and Alcatel-Lucent USA Inc., case number 1:16-cv-01077-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 7,158,515; 6,222,848; 6,578,086; and 6,697,325. On March 28, 2017, ILEA filed a notice of voluntary dismissal of the case and on that date the court closed the case.
●	On May 4, 2017, litigation against NTT Communications ICT Solutions Pty Ltd., NTT America, Inc., and NTT Security (US) Inc., case number 1:17-cv-00508-UNA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and the ‘990 patent. On November 8, 2017, ILEA filed a notice of voluntary dismissal of the case and the court terminated the case.
●	On May 15, 2017, litigation against ADTRAN, Inc. case number 1:17-cv-00562-RGA, in the U.S. District Court for the District of Delaware, related to alleged infringement of the ‘999 patent and U.S. Patent Nos. 5,959,990; 6.970,461; 7,478,167; 7,274,704; and 7,277,533. On January 22, 2018, ILEA filed a notice of voluntary dismissal and the court terminated the case.

Optic153 LLC Litigations

Under our Monetization Agreement with Equitable, Optic 153 LLC, an Equitable subsidiary, has filed the following litigations relating to patents acquired under the terms of settlement of one of our prior litigations:

●	On March 15, 2018, litigation against Lumentum Operations LLC, Case No. 1:18-cv-00406-VAC-CJB, in the in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. 6,587,261. Lumentum’s Answer is currently due on April 6, 2018.

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

Note 11. Income Taxes

The income tax provision consists of the following ($ in thousands):

	As of December 31,
	2017	2016
Federal
Current	$-	$-
Deferred	$14,376	3,578
Decrease in valuation allowance	(14,376)	(3,578)

State and local
Current	-	-
Deferred	(1,416)	(50)
Increase in valuation allowance	1,416	50
Change in valuation Allowance	(12,960)	(3,578)
Income Tax Provision (Benefit)	$-	$-

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2017 and 2016:

	For the years ended December 31,
	2017	2016
U.S. Statutory Federal Rate	34%	34%
Federal tax rate change	(456.08)%	-
State Taxes, Net of Federal Tax Benefit	2.28%	2.97%
Other Permanent Differences	3.12%	1.01%
State rate change in effect	-	6.88%
Fair Value of Warrants	(1.23)%	11.85%
Increase due to true up of State NOL	26.00%
Decrease due to change in Federal NOL and other true ups	(0.12)%	(1.47)%
Change in Valuation Allowance	392.03%	(55.25)%
Income Tax Provision (Benefit)	0.0	0.0

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2017 and 2016, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following ($ in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net-operating loss carryforward	$9,608	$12,971
Stock based compensation	5,368	8,413
Patent portfolio and other	11,244	17,796
Total Deferred Tax assets	26,220	39,180
Valuation allowance	(26,220)	(39,180)
Deferred Tax Asset, Net of Allowance	$-	$-

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company revalued its net deferred tax asset at the new lower tax rate and has reduced the value of the deferred tax asset before valuation allowance by $15.08 million.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that with the exception of an Alternative Minimum Tax (AMT) carryforward, the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a partial-valuation allowance for the deferred tax assets with the exception of the AMT credit carryforward at December 31, 2017 and 2016. As of December 31, 2017, the change in valuation allowance is approximately $13.04 million.

Under the Act, corporations are no longer subject to the Alternative Minimum Tax (AMT), effective for taxable years beginning after Dec. 31, 2017. However, where a corporation has an AMT credit from a prior taxable year, the corporation will continue to carry the credit forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50 percent of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has an AMT credit carryforward of $81,863 as of December, 31, 2017. The Company will request the following refunds for the tax years ended December 31, 2018 through December 31, 2022:

Tax Year Ended:	AMT Credit Refund Request
December 31, 2018	$40,932
December 31, 2019	20,466
December 31, 2020	10,233
December 31, 2021	10,233
$81,863

Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional re-measurement adjustments to our recorded deferred tax liabilities. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2017, the Company had federal and state net operating loss carryovers (“NOLs”) of approximately $41.7 million, which expire from 2030 through 2037. The NOL carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations. As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of NOL or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2017 and 2016, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns. As of December 31, 2017, the Company’s U.S. and state tax returns (California, Delaware, Maryland, New York, New York City, Virginia, Pennsylvania and Texas) remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2014, however, there were no audits pending in any of the above-mentioned jurisdictions during 2017. The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

Note 12. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

DatChat Merger Agreement

The Merger

On March 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Spherix, Spherix Merger Subisdiary Inc., a Nevada corporation and a wholly-owned Subsidiary of Spherix (“Merger Sub”), DatChat, Inc., a Nevada corporation (“DatChat”), and Darin Myman in the capacity as the representative from and after the effective time of the Merger (the “Effective Time”) for the stockholders of DatChat as of immediately prior to the Effective Time (the “Stockholder Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into DatChat (the “Merger”), with DatChat continuing as the surviving corporation in the Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time: (i) all shares of capital stock of DatChat (the “DatChat Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Stockholder Merger Consideration (as defined below).

Merger Consideration

At or prior to the Closing, Spherix, the Stockholder Representative, and a mutually agreeable escrow agent (the “Escrow Agent”), shall enter into an Escrow Agreement, effective as of the Effective Time, in form and substance reasonably satisfactory to the Parties (the “Escrow Agreement”), pursuant to which Spherix shall deposit with the Escrow Agent from the Stockholder Merger Consideration (as defined below) the following numbers of shares of Spherix common stock (the sum of such amounts, the “Escrow Shares” ): (i) a number of shares Spherix common stock equal to 10% of the Stockholder Merger Consideration shares (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Indemnity Escrow Shares”), to be held in a segregated escrow account (the “Indemnity Escrow Account”) and disbursed by the Escrow Agent and (ii) a number of shares Spherix common stock equal 90% of the Stockholder Merger Consideration shares (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “ Distribution Escrow Shares ”), to be held in a segregated escrow account (the “Distribution Escrow Account”) and disbursed by the Escrow Agent. Each stockholder of DatChat at the Effective Time (each, a “DatChat Stockholder”) shall receive its pro rata share of the Stockholder Merger Consideration, less its pro rata portion of the Escrow Shares held in the Escrow Account, based on the number of shares of DatChat Stock owned by such DatChat Stockholder as compared to the total number of shares of DatChat Stock owned by all DatChat Stockholders as of immediately prior to the Effective Time. The Indemnity Escrow Shares shall serve as a security for, and a source of payment of, the indemnity rights of the Spherix indemnified parties’. The Distribution Escrow Shares will be released from escrow over time in accordance with the schedule and restrictions as agreed upon by Spherix and the Stockholder Representative and set forth in the Escrow Agreement. As consideration for the Merger, Spherix shall deliver to the stockholders of DatChat an aggregate of 46,153,846 shares of Spherix common stock (the “Stockholder Merger Consideration”), with each share of Spherix common stock valued at $1.30 per share.

March 2018 Shelf Takedown

On March 19, 2018, the Company closed its recently announced public offering of common stock for gross proceeds of approximately $3.0 million. The offering was a shelf takedown off of the Company’s registration statement on Form S-3 (File No. 333-222488) and was conducted pursuant to a placement agency agreement (the “Agreement”) between the Company and Laidlaw & Company (UK) Ltd., the sole placement agent, on a best-efforts basis with respect to the offering (the “Placement Agent”), that was entered into on March 14, 2018. The Company sold 2,222,222 shares of its common stock in the offering at a purchase price of $1.35 per share.

TheBit Daily LLC

On March 23, 2018, Spherix Incorporated purchased 8.0% of the issued and outstanding limited liability company membership interests of TheBit Daily LLC, a development stage media and education platform focused on the blockchain and cryptocurrency space, for a subscription price of $25,000.

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

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2017. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and concluded that our internal controls over financial reporting were not effective. In making this assessment, our management used the 2013 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2017.

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each current director of the Company.

			Director
Name	Age	Position	Since
Robert J. Vander Zanden (1)(2)(3)	72	Director and Chairman of the Board	2004
Anthony Hayes	50	Chief Executive Officer and Director	2013
Tim S. Ledwick (1)(2)	60	Director	2015
Eric Weisblum (1)(2)(3)	48	Director	2016

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

Eric Weisblum

Mr. Eric Weisblum, who joined as a director in 2016, is currently the Chief Executive Officer and a director of Point Capital Inc. (OTC:PTCI), where he has been employed since 2013 and prior to that was President of Sableridge Capital for five years . In addition to being an active investor in both public and private companies, Mr. Weisblum provides managerial assistance and guidance to help companies execute on their business strategy. Mr. Weisblum has reviewed, invested and worked with numerous public and private companies, and he has overseen the execution of M&A strategy in the micro-cap and small cap markets.  Mr. Weisblum also co-founded Whalehaven, a hedge fund that has invested in over 100 public companies to date. Prior to Whalehaven, Mr. Weisblum was employed by M.H. Meyerson & Co. Inc., a full-service financial and investment-banking firm, with individual and institutional accounts. At M.H. Meyerson, Mr. Weisblum traded equities on behalf of numerous established funds, and originated, structured, and placed structured financing transactions. As a result, Mr. Weisblum brings with him nearly 20 years of experience in structuring and trading financial instruments. Mr. Weisblum holds a B.A. from the University of Hartford’s Barney School of Business.

Executive Officers

The names of our executive officers and their ages, positions, and biographies as of March 29, 2018 are set forth below. Mr. Hayes’ background is discussed above under the section Directors.

Name	Age	Position
Anthony Hayes	50	Chief Executive Officer, Director & Principal Accounting Officer

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

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2017 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2017 were filed in a timely manner, with the exception of a Form 3 to be filed by Mr. Weisblum, Mr. Vander Zanden, Mr. Ledwick and Mr. Hayes in May 2017 in connection with certain stock option grants, which were filed on June 6, 2017. In addition, in August 2016, in connection with his appointment to the Board of Directors, Mr. Weisblum was required to file a Form 3, which deficiency he corrected and reported on a Form 5 filed on February 9, 2017.

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

The following Summary of Compensation table sets forth the compensation paid by our Company during the two years ended December 31, 2017, to all Executive Officers earning in excess of $100,000 during any such year.

Summary of Compensation

							Change in Pension
						Non-Equity	Value and Non-
						Incentive Plan	Qualified Deferred	All Other
				Stock	Option	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	($)(1)	Earnings ($)	($)	Total ($)
Anthony Hayes, Chief Executive Officer,	2017	349,430	-	88,499	3,045	-	-	-	930,974
Director, Principal Accounting Officer and Principal Financial Officer (1)	2016	350,000	350,000	-	6,222	-	-	-	581,222
Frank Reiner, Interim Chief Financial Officer (until March 10, 2017)((3)	2017	53,817	-	-	-	-	-	289,504	343,321
	2016	271,000	40,000	60,000	-	-	-	-	371,000

(1)	Awards pursuant to the Spherix Incorporated 2013 Incentive Compensation Plan and 2014 Plan.

(2)	On December 16, 2015, the Compensation Committee adopted a resolution to award Mr. Hayes his 2015 target bonus in the amount of $350,000 which was paid on January 13, 2016. On May 3, 2016, the Compensation Committee adopted a resolution to grant Mr. Hayes options to purchase 3,947 shares of Common Stock options with a term of ten years and an exercise price of $1.98 subject to certain vesting conditions upon agreement of the Compensation Committee and Mr. Hayes. Such options were issued to Mr. Hayes on May 24, 2016. On March 14, 2017, 35,969 restricted stock units (“RSUs”) were delivered to Anthony Hayes. 23,287 shares of common stock were withheld (at the closing price of the Company's common stock on the NASDAQ Capital Market on March 14, 2017) to satisfy the tax obligation relating to the vesting of the RSUs. Amount of 2016 bonus is $350,000 Amount of 2017 bonus is not calculable as of March 30, 2018.

(3)	All stock options to Mr. Reiner were granted in accordance with ASC Topic 718. On December 8, 2016, the members of the Compensation Committee adopted a resolution to pay Mr. Reiner a bonus of $40,000 in cash and $60,000 in shares of common stock in respect of his performance for the 2016 fiscal year, which as of the close of trading on December 8, 2016, would have constituted a total of 48,781 shares. On March 10, 2017, Mr. Reiner and the Company entered into a separation agreement and general release, pursuant to which Mr. Reiner received payments due to him under the terms of his employment agreement as well as a lump sum payment of $18,504 in lieu of his right to continue health insurance coverage under the Company’s group health plan.

Narrative Disclosure to Summary Compensation Table

Executive Officer Agreements

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

On October 19, 2017, the Company entered into an amendment to the employment agreement of Mr. Hayes, pursuant to which, effective January 1, 2017, Mr. Hayes was entitled to receive an annual cash bonus in an amount equal to up to $250,000 if the Company meets or exceeds certain criteria adopted by the Compensation Committee of the Company’s Board of Directors. In addition, Mr. Hayes was awarded a restricted stock unit grant for 30,000 shares of the Company’s common stock under the Company’s 2014 Equity Incentive Plan. Such grant shall vest in installments, in tandem with the satisfaction of the same criteria to which the cash bonus is subject. If all criteria are met, 100% of the grant of restricted stock units shall vest upon the determination of the Compensation Committee, which in any event shall not be later than March 15, 2018. All other terms of Mr. Hayes’ employment agreement, effective as of April 1, 2016, remain in full force and effect.

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

Outstanding Equity Awards at December 31, 2017

	Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration
Name	Options (#) Exercisable	Options (#) Unexercisable	Price ($)	Date
Anthony Hayes	39,472	-	$134.52	4/1/2023
	13,158	-	$54.34	4/3/2019
	5,263	-	$34.01	7/15/2019
	3,947	-	$1.98	5/2/2021
	1,974	1,973	$1.02	5/30/2022
Frank Reiner	5,263	-	$88.73	3/15/2024
	2,631	-	$36.86	6/19/2024

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2017.

					Change in Pension
					Value and Non-
					Qualified Deferred
	Fees earned or			Non-Equity Incentive Plan	Compensation	All Other
	paid in cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)	Earnings ($)	Compensation($)	Total ($)
Eric Weisblum (2)	60,000	-	3,045	-	-	-	63,045
Robert J. Vander Zanden (3)	65,000	-	3,045	-	-	-	68,045
Tim Ledwick (4)	60,000	-	3,045	-	-	-	63,045

(1)	All stock options were granted in accordance with ASC Topic 718. Please insert the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 (column (d)).
(3)	Mr. Vander Zanden was paid $65,000 in cash compensation for his service as a director in 2017. In addition, Mr. Vander Zanden was granted options to purchase 3,045 shares of Common Stock, with a term of five years and an exercise price of $1.02, vesting with 50% vesting immediately and the remaining 50% vesting on the one year anniversary of the date of issue.

(4)

Mr. Ledwick was paid $60,000 in cash compensation for his service as a director in 2017. In addition, Mr. Ledwick was granted options to purchase 3,045 shares of Common Stock, with a term of five years and an exercise price of $1.02, vesting with 50% vesting immediately and the remaining 50% vesting on the one year anniversary of the date of issue.

(5)	Mr. Weisblum was paid $60,000 in cash compensation for his service as a director in 2017. In addition, Mr. Weisblum was granted options to purchase 3,045 shares of Common Stock, with a term of five years and an exercise price of $1.02, vesting with 50% vesting immediately and the remaining 50% vesting on the one year anniversary of the date of issue.

Non-employee directors received the following annual compensation for service as a member of the Board for the fiscal year ended December 31, 2017:

Annual Retainer	$60,000	To be paid in cash in four equal quarterly installments.
Stock Options	3,947	Options to acquire shares of our Common Stock, pursuant to and subject to the available number of shares under the 2014 Plan, to be granted on the date of our Annual Meeting. The options will have an exercise price equal to the closing price on the trading day immediately preceding the date of issuance and be exercisable for a period of ten (10) years with 50% vesting immediately on the date of issue and the remaining 50% vesting on the one year anniversary date of the issue so long as the optionee has not been removed as a director of Spherix for cause.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2017.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (1)	warrants and rights	column (1)) (2)
Equity compensation plans approved by security holder	328,490	$78.38	253,609
Equity compensation plans not approved by security holder	—	—	—
	328,490		253,609

(1)          Consists of options to acquire 105,610 shares of our common stock under the 2013 Equity Incentive Plan and 222,880 under the 2014 Equity Incentive Plan.

(2)          Consists of shares of Common Stock available for future issuance under our equity incentive plans.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 30, 2018 by (i) our officers and directors as a group and (ii) each person (including any group) known to us to own more than 5% of our Common Stock. As of March 30, 2018 there were 6,294,898 shares of Common Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)		Percent of Class Beneficially Owned (2)
Executive Officers and Directors
Common	Robert J. Vander Zanden	74,295	(3)	1.17%
Common	Anthony Hayes	105,997	(4)	1.67%
Common	Tim S. Ledwick	54,868	(5)	*
Common	Eric Weisblum	50,921	(6)	*
Common	All Directors and Officers as a Group (4 persons)	286,081		4.42%

*	Less than 1% of the outstanding shares of the Company Common Stock.

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

(2)           Based on 6,294,898 shares of our Common Stock outstanding as of March 30, 2018 and takes into account the beneficial ownership limitations governing the Series D Preferred Stock and Series D-1 Preferred Stock. Beneficial ownership limitations on our Series D Preferred Stock prevent the conversion or voting of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 4.99% of all of the Common Stock outstanding at such time, subject to an increase in such limitation up to 9.99% of the issued and outstanding Common Stock on 61 days' written notice to us. Beneficial ownership limitations on our Series D-1 Preferred Stock prevent the conversion or voting of the stock if the number of shares of Common Stock to be issued pursuant to such conversion or to be voted would exceed, when aggregated with all other shares of Common Stock owned by the same holder at the time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding at such time.

(3)         Includes 21,007 shares of Common Stock, 28,288 options for purchase of Common Stock exercisable as of March 30, 2018, and 25,000 options for purchase of Common Stock exercisable within 60 days of March 30, 2018.

(4)         Includes 42,183 shares of Common Stock, and 63,814 options for purchase of Common Stock exercisable as of March 30, 2018 and exercisable within 60 days of March 30, 2018.

(5)         Includes 20,000 shares of Common Stock, 9,868 options for purchase of Common Stock exercisable as of March 30, 2018, and 25,000 options for purchase of Common Stock exercisable within 60 days of March 30, 2018.

(6)         Includes 20,000 shares of Common Stock, 5,921 options for purchase of Common Stock exercisable as of March 30, 2018, and 25,000 options for purchase of Common Stock exercisable within 60 days of March 30, 2018.

Effective January 1, 2013, and as amended and restated on June 9, 2017, the Company and Equity Stock Transfer, LLC entered into a Rights Agreement, which was subsequently assigned to Transfer Online Inc. as Rights Agent on June 20, 2016. The Rights Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of Common Stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of our Common Stock, or (2) the commencement of a tender offer which would result in an offer or beneficially owning 10% or more of our outstanding Common Stock.  All rights held by an acquirer or offer or expire on the announced acquisition date, and all rights expire at the close of business on December 31, 2020, subject to further extension. Each right entitles a stockholder to acquire, at a price of $7.46 per one nineteen-hundredths of a share of our Series A Preferred Stock, subject to adjustments, which carries voting and dividend rights similar to one share of our Common Stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of our Common Stock at a price per share equal to one-half of the average market price for a specified period.  In lieu of the stated purchase price, a right holder may elect to acquire one-half of the Common Stock available under the second option.  The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement. At the discretion of a majority of the Board of Directors and within a specified time period, we may redeem all of the rights at a price of $0.001 per right.  The Board may also amend any provisions of the Agreement prior to exercise.

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

On June 30, 2015, our Board of Directors appointed Frank Reiner as Interim Chief Financial Officer. Pursuant to Mr. Reiner’s employment agreement with the Company, dated as of March 14, 2014, as amended, the term of Mr. Reiner’s employment was one year and automatically extended for additional one-year terms unless no less than 60 days’ prior written notice of non-renewal is given by Mr. Reiner or us. Mr. Reiner’s base salary under his employment agreement was $235,000 per year, but in connection with being named Interim Chief Financial Officer, the Board of Directors authorized an amendment to Mr. Reiner’s employment agreement to increase Mr. Reiner’s base salary to $271,000. On March 10, 2017, Mr. Reiner and the Company entered into a separation agreement and general release, pursuant to which Mr. Reiner received payments due to him under the terms of his employment agreement as well as a lump sum payment of $18,504 in lieu of his right to continue health insurance coverage under the Company’s group health plan.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions, and approved each of the transactions set forth above.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditor

The following table sets forth the fees paid by our Company to Marcum LLP for audit and other services provided in 2017 and 2016.

	2017	2016
Audit Fees	$85,682	$83,295
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	85,682	83,295

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2017 and 2016.  Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Consolidated Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 18, 2017, between Spherix Incorporated and Laidlaw & Co. (UK) Ltd (incorporated by reference to Form 8-K filed July 24, 2017)
1.2	Placement Agency Agreement, dated July 15, 2015, between Spherix Incorporated and Chardan Capital Markets LLC (incorporated by reference to Form 8-K filed July 17, 2015)

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated April 24, 2014 (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated March 2, 2016 (incorporated by reference to Form 8-K filed March 18, 2016)

3.3	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spherix Incorporated, effective March 4, 2016 (incorporated by reference to Form 10-K filed March 29, 2016)

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Rights Agreement dated as of January 24, 2013, between Spherix Incorporated and Equity Stock Transfer, LLC (incorporated by reference to Form 8-K filed January 30, 2013)

4.3	Amended and Restated Rights Agreement, dated as of June 9, 2017, between Spherix Incorporated and Transfer Online Inc. (incorporated by reference to Form 8-K filed June 9, 2017)

4.4	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (incorporated by reference to Form 8-K/A filed on June 2, 2014)

4.5	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (incorporated by reference to Form 8-K filed on December 3, 2015)
4.6	Form of Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.7	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed July 17, 2015)

4.9	Form of Warrant (incorporated by reference to Form 8-K filed December 3, 2015)

10.1	2012 Equity Incentive Plan (incorporated by reference from the Company’s Information Statement on Definitive 14C filed November 26, 2012)

10.2	Warrant Exchange Agreement dated March 1, 2013 between the Company and certain investors (incorporated by reference to Form 8-K filed March 7, 2013)

10.3	Agreement and Plan of Merger dated April 2, 2013 (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.4	First Amendment to Agreement and Plan of Merger dated August 30, 2013 (incorporated by reference to the Form 8-K filed on September 4, 2013)

10.5	Spherix Incorporated 2013 Equity Incentive Plan (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.6	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.7	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed March 28, 2014)

10.8	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.9	Employment Agreement between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on September 13, 2013)

10.10	Indemnification Agreement between Spherix Incorporated and Jeffrey Ballabon (incorporated by reference to the Form 8-K filed on June 13, 2014)

10.11**	Patent Purchase Agreement between Spherix Incorporated and Rockstar Consortium US LP, including Amendment No. 1 thereto (incorporated by reference to the Form 8-K/A filed on November 19, 2013)

10.12	Form of Series F Exchange Agreement (incorporated by reference to the Form 8-K filed on November 26, 2013)

10.13	Form of Series D Exchange Agreement (incorporated by reference to the Form 8-K filed on December 30, 2013)

10.14	Confidential Patent Purchase Agreement dated December 31, 2013 between Spherix Incorporated and Rockstar Consortium US LP (incorporated by reference to the Form S-1/A filed January 21, 2014)

10.15	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.16	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.17	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on May 29, 2014)

10.18	Letter of Agreement, dated January 6, 2014, between Spherix Incorporated and Chord Advisors, LLC (incorporated by reference to the Form 10-K filed on March 30, 2015)

10.19	Letter of Agreement, dated April 11, 2014, between Spherix Incorporated and Chord Advisors, LLC (incorporated by reference to the Form 10-K filed on March 30, 2015)

10.20	Securities Purchase Agreement, dated July 15, 2015, between Spherix Incorporated and the purchasers party thereto (incorporated by reference to Form 8-K filed July 17, 2015)

10.21	Employment Agreement, dated as of March 14, 2014, between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 10-K filed March 29, 2016)

10.22	Amendment to Employment Agreement, dated as of June 30, 2015, between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 10-K filed March 29, 2016)

10.23	Settlement and License Agreement, dated October 13, 2015, between Spherix Incorporated and Huawei Technologies Co., Ltd. (incorporated by reference to Form 10-K filed March 29, 2016)

10.24	Patent License Agreement, dated as of November 23, 2015, between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 8-K filed November 30, 2015

10.25	Securities Purchase Agreement, dated as of December 2, 2015, between Spherix Incorporated and the investors party thereto (incorporated by reference to Form 8-K filed December 3, 2015)

10.26	Engagement Agreement, dated September 16, 2015, as amended, between Spherix Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to Form 8-K filed December 3, 2015)

10.27	Employment Agreement, effective as of April 1, 2016, between Spherix Incorporated and Anthony Hayes (incorporated by reference to Form 8-K filed May 26, 2016)

10.28	Amendment to Employment Agreement between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on October 25, 2017)

10.29	Separation Agreement and Release, dated March 10, 2017, between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 8-K filed March 15, 2017)

10.30	Patent License Agreement, dated as of May 23, 2016, between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 10-Q filed August 15, 2016)

10.31	Technology Monetization Agreement, dated as of March 11, 2016, and amended as of April 22, 2016, April 27, 2016 and May 22, 2016, between Spherix Incorporated and Equitable IP Corporation (incorporated by reference to Form 8-K filed August 2, 2016)

10.32	Underwriting Agreement, dated as of August 2, 2016, by and among Spherix Incorporated and the underwriters named on Schedule I thereto (incorporated by reference to Form 8-K filed August 3, 2016)

10.33	Assignment and Assumption of Rights Agreement, dated as of June 16, 2016, by and between Spherix Incorporated and Transfer Online, Inc. (incorporated by reference to Form 8-K filed June 21, 2016)
10.34	Securities Purchase Agreement, dated as of June 30, 2017, by and between Spherix Incorporated and Hoth Therapeutics, Inc. (incorporated by reference to Form 8-K filed July 3, 2017)

10.35	Registration Rights Agreement, dated as of June 30, 2017, by and between Spherix Incorporated and Hoth Therapeutics, Inc. (incorporated by reference to Form 8-K filed July 3, 2017)

10.36	Form of Shareholders Agreement, dated as of June 30, 2017 (incorporated by reference to Form 8-K filed July 3, 2017)

10.37	Agreement and Plan of Merger, dated as of March 12, 2018, by and among Spherix Incorporated, Spherix Merger Subsidiary Inc., DatChat, Inc. and Darin Myman (incorporated by reference to Form 8-K filed March 14, 2018)

10.38	Placement Agency Agreement, dated as of March 14, 2018, between Spherix Incorporated and Laidlaw & Company (UK) Ltd. (incorporated by reference to Form 8-K filed March 19, 2018)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted

Item 16.      Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

	By:	/s/ Anthony Hayes
Anthony Hayes
Date: March 30, 2018	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes	Chief Executive Officer and Director	March 30, 2018
Anthony Hayes

/s/ Tim S. Ledwick	Director	March 30, 2018
Tim S. Ledwick

/s/ Robert J. Vander Zanden	Chairman of the Board	March 30, 2018
Robert J. Vander Zanden

/s/ Eric Weisblum	Director	March 30, 2018
Eric Weisblum

