Form 10-Q
period 2018-03-31
SPHERIX INC
filed 2018-05-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2018
Common Stock, $0.0001 par value	8,517,120 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2018

Part I. Financial Information

Item 1. Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	March 31	December 31
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$63	$197
Marketable securities	5,574	3,998
Prepaid expenses and other assets	228	150
Total current assets	5,865	4,345

Property and equipment, net	2	3
Patent portfolios and patent rights, net	3,240	3,578
Investments at fair value	1,045	1,020
Deposit	26	26
Total assets	$10,178	$8,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$166	$56
Accrued salaries and benefits	625	695
Warrant liabilities	634	822
Short-term deferred revenue	—	957
Short-term lease liabilities	—	48
Total current liabilities	1,425	2,578

Long-term deferred revenue	—	2,288
Total liabilities	1,425	4,866

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at March 31, 2018 and December 31, 2017; liquidation value of $0.0001 per share	—	—
Series D-1: 834 shares issued and outstanding at March 31, 2018 and December 31, 2017; liquidation value of $0.0001 per share	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,517,132 and 6,234,910 shares issued at March 31, 2018 and December 31, 2017, respectively; 8,517,120 and 6,234,898 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1	—
Additional paid-in-capital	152,312	149,425
Treasury stock, at cost, 12 shares at March 31, 2018 and December 31, 2017	(264)	(264)
Accumulated deficit	(143,296)	(145,055)
Total stockholders’ equity	8,753	4,106
Total liabilities and stockholders’ equity	$10,178	$8,972

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$—	$327

Operating costs and expenses
Amortization of patent portfolio	338	338
Compensation and related expenses (including stock-based compensation)	355	589
Professional fees	597	285
Rent	22	22
Acquisition costs	145	—
Other selling, general and administrative	120	62
Total operating expenses	1,577	1,296
Loss from operations	(1,577)	(969)

Other (expenses) income
Other (expenses) income, net	(97)	172
Change in fair value of warrant liabilities	188	(122)
Total other income	91	50
Net loss	$(1,486)	$(919)

Net loss per share, basic and diluted
Basic and Diluted	$(0.23)	$(0.19)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	6,585,219	4,943,929

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except per share amounts)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2017	6,234,898	$—	5,559	$—	$149,425	12	$(264)	$(145,055)	$4,106
Issuance common stock in equity raise, net of offering cost	2,222,222	1	—	—	2,699	—	—	—	2,700
Stock-based compensation	60,000	—	—	—	188	—	—	—	188
Cumulative effect of the changes related to adoption of ASC 606	—	—	—	—	—			3,245	3,245
Net loss	—	—	—	—	—	—	—	(1,486)	(1,486)
Balance at March 31, 2018	8,517,120	$1	5,559	$—	$152,312	12	$(264)	$(143,296)	$8,753

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,486)	$(919)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	338	338
Change in fair value of warrant liabilities	(188)	122
Stock-based compensation	188	4
Depreciation expenses	1	1
Realized loss on marketable securities	99	93
Unrealized loss (gain) on marketable securities	58	(72)
Changes in assets and liabilities:
Prepaid expenses and other assets	(78)	(10)
Accounts payable and accrued expenses	110	52
Accrued salaries and benefits	(70)	(107)
Deferred revenue	—	(307)
Accrued lease liabilities	(48)	(40)
Net cash used in operating activities	(1,076)	(845)

Cash flows from investing activities
Purchase of marketable securities	(5,340)	(4,121)
Sale of marketable securities	3,607	5,042
Purchase of investment at fair value	(25)	—
Net cash (used in) provided by investing activities	(1,758)	921

Cash flows from financing activities
Cash from issuance common stock, net of offering cost	2,700	—
Net cash provided by financing activities	2,700	—

Net (decrease) increase in cash and cash equivalents	(134)	76
Cash and cash equivalents, beginning of period	197	134

Cash and cash equivalents, end of period	$63	$210

Cash paid for interest and taxes	$—	$—

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan  to support new technologies and help advance innovation. The Company’s working capital amounted to approximately $4.4 million at March 31, 2018. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had $63,000 and $0.2 million, respectively, in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices.

During the three months ended March 31, 2018 and 2017, the Company incurred realized losses of approximately $98,000 and $93,000, respectively, and unrealized losses of approximately $58,000 and unrealized gains of approximately $72,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the three months ended March 31, 2018 and 2017, the Company earned dividend income of approximately $33,000 and $8,000, respectively, which is included in other income, net on the consolidated statement of operations.

The Company reinvested such dividend income into its marketable securities during the three months ended March 31, 2018 and 2017. The fair values of such marketable securities held as of March 31, 2018 and December 31, 2017 were $5.6 million and $4.0 million, respectively.

The marketable securities were  classified as a Level 2 financial instrument at March 31, 2018 (see Note 7).

Investment

The Company elected the fair value option for its investment in Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”). As of March 30, 2018, the fair value of this investment was $1,020,000. The Company also elected the fair value option for its investment in TheBit Daily LLC, a Delaware limited liability company (“TheBit Daily”). As of March 31, 2018, the fair value of this investment was $25,000. The investments were classified as a Level 3 financial instrument at March 31, 2018 (see Note 4).

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2018 and 2017 are as follows:

	As of March 31,
	2018	2017
Convertible preferred stock	2,926	2,926
Warrants to purchase common stock	1,249,754	1,251,709
Options to purchase common stock	478,490	309,037
Total	1,731,170	1,563,672

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement when the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to revenue generated from its settlement and licensing agreements. the appropriate recognition of revenue is determined as one performance obligation and revenue is recognized upon delivery of the final performance obligations, including the license for past and future use and the release.

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●         Step 1: Identify the contract with the customer

●         Step 2: Identify the performance obligations in the contract

●         Step 3: Determine the transaction price

●         Step 4: Allocate the transaction price to the performance obligations in the contract

●         Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

•	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●         Variable consideration

●         Constraining estimates of variable consideration

●         The existence of a significant financing component in the contract

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

●         Noncash consideration

●         Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

As of March 31, 2018, there were no contract assets or liabilities associated the Company’s with settlement and licensing agreements. During the three months ended March 31, 2018, the Company did not generate any revenue.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach. The Company has determined that its licenses represent functional intellectual property under Topic 606. Therefore, revenue is recognized at the point in time when the customer has the right to use the intellectual property rather than over the license period. Accordingly, the Company’s deferred revenue related to its licenses was eliminated and accumulated deficit as of January 1, 2018 was decreased by approximately $3.2 million so that the Company will not recognize revenue on earnings statements in the future as to its license.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the provisions of ASU 2016-01 on January 1, 2018. The adoption of this update did not impact the Company’s consolidated financial statements and related disclosures.

In May 2017, the Financial Accounting Standards Board (the FASB) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

Note 4. Investment in Hoth Therapeutics, Inc.

On June 30, 2017 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”), for the purchase of an aggregate of 6,800,000 shares of common stock, par value $0.0001 (the “Shares”), of Hoth, for a purchase price of $675,000. The Company adopted the fair value option for this investment. There was no change in fair value for this investment during the three months ended March 31, 2018 (see Note 7).

Note 5. Investment in TheBit Daily LLC

On March 23, 2018, Spherix Incorporated purchased 8.0% of the issued and outstanding limited liability company membership interests of TheBit Daily LLC, a development stage media and education platform focused on the blockchain and cryptocurrency space, for a subscription price of $25,000.

The Company adopted the fair value option for this investment and recorded changes in fair value, if any, in the statement of operations (see Note 7).

Note 6. Intangible Assets

Patent Portfolio and Patent Rights

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as March 31, 2018 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2017, net	$3,578	2.67
Amortization expenses	(338)
Patent Portfolios and Patent Rights at March 31, 2018, net	$3,240	2.43

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The amortization expenses related to acquired intangible assets for the three months ended March 31, 2018 and 2017 are as follows ($ in thousands):

	Amortization Expense for the Three Months Ended March 31,
Date Acquired and Description	2018	2017
7/24/13 - Rockstar patent portfolio	$18	$18
9/10/13 - North South patent portfolio	5	5
12/31/13 - Rockstar patent portfolio	315	315
	$338	$338

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Nine Months Ended December 31, 2018	54	17	964	1,035
Year Ended December 31, 2019	71	22	1,280	1,373
Year Ended December 31, 2020	71	22	639	732
Year Ended December 31, 2021	71	22	—	93
Thereafter	4	3	—	7
Total	$271	$86	$2,883	$3,240

Note 7. Fair Value of Financial Assets and Liabilities

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2018 and December 31, 2017 ($ in thousands):

	Fair value measured at March 31, 2018
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$5,574	$—	$5,574	$—
Investments at fair value	$1,045	$—	$—	$1,045

Liabilities
Fair value of warrant liabilities	$634	$—	$—	$634

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Fair value measured at December 31, 2017
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$3,998	$—	$3,998	$—
Investments at fair value	$1,020	$—	$—	$1,020

Liabilities
Fair value of warrant liabilities	$822	$—	$—	$822

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2018.

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

The Series A and Series B warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions at the Company or require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of March 31, 2018 and December 31, 2017 is as follows:

Warrants
Date of valuation	March 31, 2018	December 31, 2017
Risk-free interest rate	2.39%	1.98%
Expected volatility	100.00% - 135.30%	100.00% - 132.21%
Expected life (in years)	2.69-2.81	2.94 - 3.06
Expected dividend yield	—	—

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2018 and 2017 that are measured at fair value on a recurring basis ($ in thousands):

	Fair Value of Level 3 financial liabilities
	March 31, 2018	March 31, 2017
Beginning balance	$822	$702
Fair value adjustment of warrant liabilities	(188)	122
Ending balance	$634	$824

The Company owns approximately 36% of common shares in Hoth as of March 31, 2018. The value of the Company’s investment in There were no changes in Hoth’s inputs to value its investment during the three months ended March 31, 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2018 and 2017 that are measured at fair value on a recurring basis:

	Fair Value of Level 3 financial liabilities
	March 31, 2018	March 31, 2017
Beginning balance	$1,020	$—
Purchase of investment in TheBit Daily LLC at fair value	25	—
Ending balance	$1,045	$—

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s valuation in Hoth that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of March 31, 2018 and December 31, 2017 is as follows:

Date of valuation	March 31, 2018	December 31, 2017
Risk-free interest rate	1.39%	1.39%
Expected volatility	75.00%	75.00%
Expected life (in years)	0.75	1.00

Note 8. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Series D Convertible Preferred Stock

On April 2, 2013, the Company designated 1,488,152 shares of preferred stock as Series D Preferred Stock. In connection with the acquisition of North South’s patent portfolio in September 2013, the Company issued 1,379,685 shares of its Series D Convertible Preferred Stock (“Series D Preferred Stock”) to the stockholders of North South. Each share of Series D Preferred Stock has a stated value of $0.0001 per share and is convertible into ten-nineteenths of a share of Common Stock. Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share of Series D Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of Common Stock on an “as converted” basis. Each holder of Series D Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to such number of votes equal to the number of shares of Common Stock such shares of Series D Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation and the conversion limitations described below. At no time may shares of Series D Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of issued and outstanding Common Stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding Common Stock on 61 days’ written notice to the Company. The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of March 31, 2018 and December 31, 2017, 4,725 shares of Series D Preferred Stock remained issued and outstanding.

Series D-1 Convertible Preferred Stock

On November 20, 2013, the Company designated 1,379,685 shares of preferred stock as Series D-1 Preferred Stock. The Company’s Series D-1 Convertible Preferred Stock (“Series D-1 Preferred Stock”) was established on November 22, 2013. Each share of Series D-1 Preferred Stock has a stated value of $0.0001 per share and is convertible into ten- nineteenths of a share of Common Stock.  Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D-1 Preferred Stock shall be entitled to receive, for each share of Series D-1 Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of Common Stock on an “as converted” basis.  Each holder of Series D-1 Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to such number of votes equal to the number of shares of Common Stock such shares of Series D-1 Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation.  At no time may shares of Series D-1 Preferred Stock be converted if such conversion would cause the holder to hold in excess of 9.99% of issued and outstanding Common Stock. The conversion ratio of the Series D-1 Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company commenced an exchange with holders of Series D Convertible Preferred Stock pursuant to which the holders of the Company’s outstanding shares of Series D Preferred Stock acquired in the Merger could exchange such shares for shares of the Company’s Series D-1 Preferred Stock on a one-for-one basis.

As of March 31, 2018 and December 31, 2017, 834 shares of Series D-1 Preferred Stock remained issued and outstanding.

Common Stock

On March 19, 2018, the Company closed a public offering of common stock for gross proceeds of approximately $3.0 million. The offering was a shelf takedown off of the Company’s registration statement on Form S-3 (File No. 333-222488) and was conducted pursuant to a placement agency agreement (the “Agreement”) between the Company and Laidlaw & Company (UK) Ltd., the sole placement agent, on a best-efforts basis with respect to the offering (the “Placement Agent”), that was entered into on March 14, 2018. The Company sold 2,222,222 shares of its common stock in the offering at a purchase price of $1.35 per share.

Warrants

A summary of warrant activity for the three months ended March 31, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	1,249,754	$8.98	$—	2.92
Outstanding as of March 31, 2018	1,249,754	$8.98		2.7
Exercisable as of March 31, 2018	1,249,754	$8.98	$—	2.67

Stock Options

During the three months ended March 31, 2018, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued an aggregate of 150,000 options to purchase common stock of the Company to three of its directors. The aggregate grant date fair value of these options was approximately $0.2 million. These stock options vest over six months.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	325,597	$78.20	$5,999	3.2
Employee options granted	150,000	1.50	—	9.9
Outstanding as of March 31, 2018	475,597	$54.01	$2,842	5.1
Options vested and expected to vest	475,597	$54.01	$2,842	5.1
Options vested and exercisable	392,705	$65.10	$1,421	4.2

A summary of option activity under the Company’s non-employee stock option plan for the three months ended March 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	2,893	$98.07	$—	3.4
Outstanding as of March 31, 2018	2,893	$98.07	$—	3.2
Options vested and expected to vest	2,893	$98.07	$—	3.2
Options vested and exercisable	2,893	$98.07	$—	3.2

Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $4,000 for the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Awards

On February 16, 2018, the Company granted each of its three directors 20,000 shares of restricted common stock. The restricted stock award vested immediately. The grant date fair value of each restricted stock award was approximately $27,000. These restricted stock awards vested immediately.

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2018 and 2017 was comprised of the following ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Employee restricted stock awards	$80	$4
Employee stock option awards	108	—
Total compensation expense	$188	$4

Unamortized stock-based compensation expense was immaterial at March 31, 2018.

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

International License Exchange of America, LLC Litigations

Under our Monetization Agreement with Equitable, ILEA filed the patent infringement litigation below.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Optic153 LLC Litigations

Under our Monetization Agreement with Equitable, Optic 153 LLC, an Equitable subsidiary, has filed the following litigations relating to patents acquired under the terms of settlement of one of our prior litigations:

●	On March 15, 2018, litigation against Lumentum Operations LLC, Case No. 1:18-cv-00406-VAC-CJB, in the in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. 6,587,261. Lumentum’s Answer is currently due on June 4, 2018.

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

Note 10. DatChat, Inc.

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

On May 3, 2018, Spherix, Merger Sub, DatChat and the Stockholder Representative entered into that certain First Amendment to Agreement and Plan of Merger (the “Amendment”), pursuant to which the Merger Agreement was amended to reduce the Stockholder Merger Consideration from 46,153,846 shares of Spherix common stock to 34,615,385 shares of Spherix common stock.

Merger Consideration

At or prior to the Closing, Spherix, the Stockholder Representative, and a mutually agreeable escrow agent (the “Escrow Agent”), shall enter into an Escrow Agreement, effective as of the Effective Time, in form and substance reasonably satisfactory to the Parties (the “Escrow Agreement”), pursuant to which Spherix shall deposit with the Escrow Agent from the Stockholder Merger Consideration (as defined below) the following numbers of shares of Spherix common stock (the sum of such amounts, the “Escrow Shares” ): (i) a number of shares Spherix common stock equal to 10% of the Stockholder Merger Consideration shares (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Indemnity Escrow Shares”), to be held in a segregated escrow account (the “Indemnity Escrow Account”) and disbursed by the Escrow Agent and (ii) a number of shares Spherix common stock equal 90% of the Stockholder Merger Consideration shares (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “ Distribution Escrow Shares ”), to be held in a segregated escrow account (the “Distribution Escrow Account”) and disbursed by the Escrow Agent. Each stockholder of DatChat at the Effective Time (each, a “DatChat Stockholder”) shall receive its pro rata share of the Stockholder Merger Consideration, less its pro rata portion of the Escrow Shares held in the Escrow Account, based on the number of shares of DatChat Stock owned by such DatChat Stockholder as compared to the total number of shares of DatChat Stock owned by all DatChat Stockholders as of immediately prior to the Effective Time. The Indemnity Escrow Shares shall serve as a security for, and a source of payment of, the indemnity rights of the Spherix indemnified parties’. The Distribution Escrow Shares will be released from escrow over time in accordance with the schedule and restrictions as agreed upon by Spherix and the Stockholder Representative and set forth in the Escrow Agreement. Pursuant to the Amendment, as consideration for the Merger, Spherix shall deliver to the stockholders of DatChat an aggregate of 34,615,385 shares of Spherix common stock (the “Stockholder Merger Consideration”), with each share of Spherix common stock valued at $1.30 per share.

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

In addition to our patent monetization efforts, since the fourth quarter of 2017, we have been transitioning to a blockchain technology development company. The Company made no investments in new IP during 2017 and started the transition with its investment in Hoth Therapeutics, Inc. during the 3rd quarter of 2017, and with its entry into an agreement and plan of merger with DatChat, Inc. (the “DatChat Merger”), a secure messaging application that utilizes blockchain technology, in March 2018, and as amended on May 3, 2018. The DatChat Merger is subject to shareholder approval and we intend to convene a meeting of stockholders to, among other things, approve the DatChat Merger. We intend to file a registration statement on Form S-4 in connection with such meeting. Since March 1, 2013, the Company has received limited funds from its IP monetization.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

During the three months ended March 31, 2018 and 2017, revenue was approximately $0 and $327,000, respectively. $327,000 represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). The Company has determined that its licenses represent functional intellectual property under Topic 606. Therefore, revenue is recognized at the point in time when the customer has the right to use the intellectual property rather than over the license period. Accordingly, the Company’s deferred revenue related to its licenses was eliminated through a debit in the amount of approximately $3.2 million through the accumulated deficit at the beginning of 2018. The Company will not recognize revenue from the RPX license in the future.

During the three months ended March 31, 2018 and 2017, we incurred a loss from operations of approximately $1.6 million and $1.0 million, respectively. The increase in net loss was primarily attributed to $0.3 million increase in professional   fees, $0.1 million increase in acquisition costs related to the DatChat Merger and $58,000 increase in other selling, general and administrative expenses.

During the three months ended March 31, 2018, other income was approximately $91,000 as compared to approximately $50,000 for the comparable prior period.  The increase in other income was primarily attributed to a $0.3 million increase in change in fair value of warrant liabilities.

Net loss was $1.5 million in the three months ended March 31, 2018 compared to net loss of $0.9 million in the three months ended March 31, 2017.

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

Cash Flows from Operating Activities - For the three months ended March 31, 2018 and 2017, net cash used in operations was approximately $1.1 million and $0.8 million, respectively. The cash used in operating activities for the three months ended March 31, 2018 primarily resulted from a net loss of $1.5 million, and partially offset by amortization expenses of $0.3 million. The cash used in operating activities for the three months ended March 31, 2017 primarily resulted from $0.1 million of change in fair value of warrant liabilities and amortization expenses of $0.3 million, partially offset by $0.4 million of changes in assets and liabilities.

Cash Flows from Investing Activities - For the three months ended March 31, 2018 and 2017, net cash used in investing activities was approximately $1.9 million and net cash provided by investing activities was approximately $0.9 million, respectively. The cash used in investing activities primarily resulted from our purchase of marketable securities for the three months ended March 31, 2018 of $5.3 million, partially offset by our sale of marketable securities of $3.6 million. The cash provided by investing activities primarily resulted from our sale of marketable securities for the three months ended March 31, 2017 of $5.0 million, partially offset by our purchase of marketable securities of $4.1 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the three months ended March 31, 2018 was approximately $2.7 million, which related to issuance of common stock. For the three months ended March 31, 2017 there were no financing activities.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make   the investments it needs to execute its longer-term business plan. The Company’s working capital amounted to approximately $4.4 million at March 31, 2018. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain  additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

On March 19, 2018, we closed on a public offering of common stock for gross proceeds of approximately $3.0 million.  The offering was a shelf takedown off of our registration statement on Form S-3 (File No. 333-222488) and was conducted pursuant to a placement agency agreement between us and Laidlaw & Company (UK) Ltd., the sole placement agent, on a best-efforts basis with respect to the offering (“Laidlaw”), that was entered into on March 14, 2018. We sold 2,222,222 shares of our common stock in the offering at a purchase price of $1.35 per share. The use of proceeds from such offering was to develop the business of DatChat, Inc., with whom we entered into an agreement and plan of merger with to acquire 100% of its ownership, on March 12, 2018, as amended on May 3, 2018, and which transaction is subjection to shareholder approval.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. We may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims or initiate inter parties reviews in an effort to avoid or limit liability and damages for patent infringement. If such efforts are successful, they may have an impact on the value of the patents and preclude us from deriving revenue from the patents, the patents could be declared invalid by a court or the United States Patent and Trademark Office, in whole or in part.

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

With respect to the quarter ended March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we work with Equitable under our Monetization Agreement to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business and other than as set forth below, we know of no material, active or pending legal proceedings against us, except for those described below.

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

Optic153 LLC Litigations

Under our Monetization Agreement with Equitable, Optic 153 LLC, an Equitable subsidiary, has filed the following litigations relating patents acquired under the terms of settlement of one of our prior litigations:

●	On March 15, 2018, litigation against Lumentum Operations LLC, Case No. 1:18-cv-00406-VAC-CJB, in the in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. 6,587,261. Lumentum’s Answer is currently due on June 4, 2018.

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

Item 1A.    Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.     Exhibits

2.1	Agreement and Plan of Merger, dated as of March 12, 2018, by and among Spherix Incorporated, Spherix Merger Subsidiary Inc., DatChat, Inc. and Darin Myman (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 14, 2018)

2.2	First Amendment to Agreement and Plan of Merger, dated as of May 3, 2018, by and among Spherix Incorporated, Spherix Merger Subsidiary Inc., DatChat, Inc. and Darin Myman (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 7, 2018)
31.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated

(Registrant)

Date: May 15, 2018	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)