Form 10-Q
period 2018-06-30
SPHERIX INC
filed 2018-08-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2018
Common Stock, $0.0001 par value	8,542,530 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2018

Part I. Financial Information

Item 1. Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	June 30	December 31
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$178	$197
Marketable securities	4,634	3,998
Prepaid expenses and other assets	146	150
Total current assets	4,958	4,345

Property and equipment, net	2	3
Patent portfolios and patent rights, net	2,897	3,578
Investments at fair value	1,725	1,020
Deposit	26	26
Total assets	$9,608	$8,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$206	$56
Accrued salaries and benefits	592	695
Warrant liabilities	357	822
Short-term deferred revenue	—	957
Short-term lease liabilities	—	48
Total current liabilities	1,155	2,578

Long-term deferred revenue	—	2,288
Total liabilities	1,155	4,866

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at June 30, 2018 and December 31, 2017; liquidation value of $0.0001 per share	—	—
Series D-1: 834 shares issued and outstanding at June 30, 2018 and December 31, 2017; liquidation value of $0.0001 per share	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,542,542 and 6,234,910 shares issued at June 30, 2018 and December 31, 2017, respectively; 8,542,530 and 6,234,898 shares outstanding at June 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in-capital	152,410	149,425
Treasury stock, at cost, 12 shares at June 30, 2018 and December 31, 2017	(264)	(264)
Accumulated deficit	(143,694)	(145,055)
Total stockholders’ equity	8,453	4,106
Total liabilities and stockholders’ equity	$9,608	$8,972

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$—	$311	$—	$638

Operating costs and expenses
Amortization of patent portfolio	343	343	681	681
Compensation and related expenses (including stock-based compensation)	342	294	697	883
Professional fees	395	250	992	535
Rent	19	27	41	49
Depreciation expense	17	—	17	—
Acquisition costs	66	—	211	—
Other selling, general and administrative	80	174	200	236
Total operating expenses	1,262	1,088	2,839	2,384
Loss from operations	(1,262)	(777)	(2,839)	(1,746)

Other (expenses) income
Other (expenses) income , net	(93)	121	(190)	293
Change in fair value of investment	680	—	680	—
Change in fair value of warrant liabilities	277	(1,204)	465	(1,326)
Total other income (expenses)	864	(1,083)	955	(1,033)
Net loss	$(398)	$(1,860)	$(1,884)	$(2,779)

Net loss per share, basic and diluted
Basic and Diluted	$(0.05)	$(0.38)	$(0.25)	$(0.56)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	8,535,550	4,958,159	7,565,772	4,951,083

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except per share amounts)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2017	6,234,898	$—	5,559	$—	$149,425	12	$(264)	$(145,055)	$4,106
Issuance common stock in equity raise, net of offering cost	2,222,222	1	—	—	2,699	—	—	—	2,700
Stock-based compensation	85,410	—	—	—	286	—	—	—	286
Cumulative effect of the changes related to adoption of ASC 606	—	—	—	—	—			3,245	3,245
Net loss	—	—	—	—	—	—	—	(1,884)	(1,884)
Balance at June 30, 2018	8,542,530	$1	5,559	$—	$152,410	12	$(264)	$(143,694)	$8,453

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,884)	$(2,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	681	681
Change in fair value of investment	(680)	—
Change in fair value of warrant liabilities	(465)	1,326
Stock-based compensation	286	11
Depreciation expense	17	2
Realized loss on marketable securities	275	129
Unrealized loss (gain) on marketable securities	17	(137)
Changes in assets and liabilities:
Prepaid expenses and other assets	4	40
Accounts payable and accrued expenses	150	(20)
Accrued salaries and benefits	(103)	(364)
Deferred revenue	—	(618)
Accrued lease liabilities	(48)	(87)
Net cash used in operating activities	(1,750)	(1,816)

Cash flows from investing activities
Purchase of marketable securities	(10,047)	(6,510)
Sale of marketable securities	9,119	9,624
Purchase of investment at fair value	(25)	(675)
Purchase of property and equipment	(16)	—
Net cash (used in) provided by investing activities	(969)	2,439

Cash flows from financing activities
Cash from issuance common stock, net of offering cost	2,700	—
Repurchase of restricted stock units to pay for employee withholding taxes	—	(24)
Net cash provided by (used in) financing activities	2,700	(24)

Net (decrease) increase in cash and cash equivalents	(19)	599
Cash and cash equivalents, beginning of period	197	134

Cash and cash equivalents, end of period	$178	$733

Cash paid for interest and taxes	$—	$—

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

In addition to our patent monetization efforts, since the fourth quarter of 2017, we have been transitioning to focus our efforts as a technology development company. The Company made no investments in new IP during 2017 and started the transition with its investment in Hoth Therapeutics, Inc. during the third quarter of 2017.

In March 2018, the Company entered into an agreement and plan of merger, subject to shareholder approval, with DatChat, Inc. (the “DatChat Merger”), a secure messaging application that utilizes blockchain technology, as amended on May 3, 2018. After further negotiations, the Company determined not to pursue a merger with DatChat and on August 8, 2018, entered into a Securities Purchase Agreement with DatChat pursuant to which the Company and DatChat agreed to terminate the DatChat Merger and the Company agreed to make a $1,000,000 strategic investment in DatChat which consisted of (a) a cash payment of $500,000, (b) the forgiveness of prior advances made to DatChat by the Company, and (c) an obligation of the Company to pay certain specific future compensation expenses of DatChat (amounts in clauses (b) and (c) not to exceed a maximum of $500,000 in the aggregate); in exchange for $1,000,000 of restricted shares of DatChat common stock which is equal to 3.6% of the issued and outstanding common stock of DatChat.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. The Company’s working capital amounted to approximately $3.8 million at June 30, 2018. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had $0.2 million in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices.

During the three months ended June 30, 2018 and 2017, the Company incurred realized losses of approximately $0.2 million and $36,000, respectively, and unrealized gains of approximately $41,000 and $66,000, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the six months ended June 30, 2018 and 2017, the Company earned dividend income of approximately $44,000 and $47,000, respectively, which is included in other income, net on the consolidated statement of operations.

During the six months ended June 30, 2018 and 2017, the Company incurred realized losses of approximately $0.3 million and $0.1 million, respectively, and unrealized losses of approximately $17,000 and unrealized gains of approximately $0.1 million, respectively, on its investments in marketable securities, which are included in other income, net on the consolidated statements of operations. In addition, during the six months ended June 30, 2018 and 2017, the Company earned dividend income of approximately $78,000 and $55,000, respectively, which is included in other income, net on the consolidated statement of operations.

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2018 and 2017 are as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Realized gain (loss)	$(177)	$(36)	$(275)	$(129)
Unrealized gain (loss)	41	66	(17)	138
Dividend income	44	47	78	55
	$(92)	$77	$(215)	$64

The Company reinvested such dividend income into its marketable securities during the six months ended June 30, 2018 and 2017. The fair values of such marketable securities held as of June 30, 2018 and December 31, 2017 were $4.6 million and $4.0 million, respectively.

The marketable securities were classified as a Level 2 financial instrument at June 30, 2018 (see Note 7).

Digital Currencies Translations and Remeasurements

The Company accounts for digital currencies, which it considers to be an asset, at their initial cost and subsequently remeasures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss. The Company currently classifies digital currencies as a current asset.

The Company obtains the equivalency rate of bitcoins to USD from various exchanges including, Bitstamp, Kraken and Coinbase. Equivalency rate obtained from these sources represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis.

Investment

The Company elected the fair value option for its investment in Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”). As of June 30, 2018, the fair value of this investment was $1,700,000. The Company also elected the fair value option for its investment in TheBit Daily LLC, a Delaware limited liability company (“TheBit Daily”). As of June 30, 2018, the fair value of this investment was $25,000. These investments were classified as a Level 3 financial instrument at June 30, 2018 (see Note 4).

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as an unrealized gain on investment in the Condensed Consolidated Statements of Operations.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2018 and 2017 are as follows:

	As of June 30,
	2018	2017
Convertible preferred stock	2,926	2,926
Warrants to purchase common stock	1,249,754	1,251,709
Options to purchase common stock	528,490	328,716
Total	1,781,170	1,583,351

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

As of June 30, 2018, there were no contract assets or liabilities associated with the Company’s settlement and licensing agreements. During the six months ended June 30, 2018, the Company did not generate any revenue.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently assessing the effect this guidance may have on its financial statements.

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

Note 4. Investment in Hoth Therapeutics, Inc.

On June 30, 2017 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”), for the purchase of an aggregate of 6,800,000 shares of common stock, par value $0.0001 (the “Shares”), of Hoth, for a purchase price of $675,000. The Company adopted the fair value option for this investment and recorded changes in fair value in the statement of operations (see Note 7).

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

Note 6. Intangible Assets

Patent Portfolio and Patent Rights

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as June 30, 2018 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2017, net	$3,578	2.67
Amortization expenses	(681)
Patent Portfolios and Patent Rights at June 30, 2018, net	$2,897	2.19

The amortization expenses related to acquired intangible assets for the six months ended June 30, 2018 and 2017 are as follows ($ in thousands):

	Amortization Expense for the Three Months Ended June 30,		Amortization Expense for the Six Months Ended June 30,
Date Acquired and Description	2018	2017	2018	2017
7/24/13 - Rockstar patent portfolio	$18	$18	$35	$35
9/10/13 - North South patent portfolio	5	5	11	11
12/31/13 - Rockstar patent portfolio	320	320	635	635
	$343	$343	$681	$681

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar Portfolio Acquired 24-Jul-13	North South Portfolio Acquired 10-Sep-13	Rockstar Portfolio Acquired 31-Dec-13	Total Amortization
Six Months Ended December 31, 2018	36	11	645	692
Year Ended December 31, 2019	71	22	1,280	1,373
Year Ended December 31, 2020	71	22	639	732
Year Ended December 31, 2021	71	22	—	93
Thereafter	4	3	—	7
Total	$253	$80	$2,564	$2,897

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2018 and December 31, 2017 ($ in thousands):

	Fair value measured at June 30, 2018
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$4,634	$—	$4,634	$—
Investments at fair value	$1,725	$—	$—	$1,725

Liabilities
Fair value of warrant liabilities	$357	$—	$—	$357

	Fair value measured at December 31, 2017
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$3,998	$—	$3,998	$—
Investments at fair value	$1,020	$—	$—	$1,020

Liabilities
Fair value of warrant liabilities	$822	$—	$—	$822

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2018.

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of June 30, 2018 and December 31, 2017 is as follows:

Date of valuation	June 30, 2018	December 31, 2017
Risk-free interest rate	2.52%	1.98%
Expected volatility	89.88% - 109.61%	100.00% - 132.21%
Expected life (in years)	2.44-2.56	2.94 - 3.06
Expected dividend yield	—	—

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2018 and 2017 that are measured at fair value on a recurring basis ($ in thousands):

	Fair Value of Level 3 financial liabilities
	June 30, 2018	June 30, 2017
Beginning balance	$822	$702
Fair value adjustment of warrant liabilities	(465)	1,326
Ending balance	$357	$2,028

The Company owns approximately 33% of common shares in Hoth as of June 30, 2018. The value of the Company’s investment in Hoth increased by approximately $0.7 million during the six months ended June 30, 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2018 and 2017 that are measured at fair value on a recurring basis:

	Fair Value of Level 3 financial liabilities
	June 30, 2018	June 30, 2017
Beginning balance	$1,020	$—
Purchase of investment in TheBit Daily LLC at fair value	25	—
Fair value of Hoth upon issuance	—	675
Change in fair value of Hoth	680	—
Ending balance	$1,725	$675

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s valuation in Hoth that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of June 30, 2018 and December 31, 2017 is as follows:

Date of valuation	June 30, 2018	December 31, 2017
Risk-free interest rate	2.24%	1.39%
Expected volatility	75.00%	75.00%
Expected life (in years)	1.00	1.00

The investment in Hoth Therapeutics was valued using a hybrid probability weighted expected return method, with scenarios including (1) Hoth continuing to operate as a private company through an estimated potential exit date, and (2) Hoth undergoing an IPO in the near future. The private-company scenario utilizes a reverse option pricing method (backsolve) based on the recent Series A transaction. Key inputs to the backsolve, in addition to the Series A price, include volatility (75.00%) and expected maturity (1.0 years). The IPO scenario is based on initial value indications proposed by investment bankers. The primary inputs, in addition to the pre-money value indications, include the estimated time to IPO (end of November) and a discount rate of 15%. The valuation conclusion is sensitive to the probability weightings assigned to each scenario. The weightings (1/3 IPO scenario, 2/3 private company scenario), were determined according to management expectations regarding exit opportunities, based on what was known or knowable as of June 30, 2018.

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

As of June 30, 2018 and December 31, 2017, 4,725 shares of Series D Preferred Stock remained issued and outstanding.

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

As of June 30, 2018 and December 31, 2017, 834 shares of Series D-1 Preferred Stock remained issued and outstanding.

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

Warrants

A summary of warrant activity for the six months ended June 30, 2018 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	1,249,754	$8.98	$—	2.92
Outstanding as of June 30, 2018	1,249,754	$8.98		2.42
Exercisable as of June 30, 2018	1,249,754	$8.98	$—	2.42

Stock Options

On February 16, 2018, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued an aggregate of 150,000 options to purchase common stock of the Company to three of its directors. The aggregate grant date fair value of these options was approximately $0.2 million. These stock options vest over six months.

On May 3, 2018, a new director was granted options to purchase 50,000 shares of the Company’s common stock, at an exercise price of $1.04 per share, which options vested 50% at May 3, 2018 with the remaining 50% vesting at May 3, 2019. The aggregate grant date fair value of these options was approximately $46,000. These stock options vest over twelve months.

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	325,597	$78.20	$5,999	3.2
Employee options granted	200,000	1.39	—	9.7
Outstanding as of June 30, 2018	525,597	$48.97	$1,632	5.4
Options vested and expected to vest	525,597	$48.97	$1,632	5.4
Options vested and exercisable	425,597	$60.15	$1,132	4.3

A summary of option activity under the Company’s non-employee stock option plan for the six months ended June 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	2,893	$98.07	$—	3.4
Outstanding as of June 30, 2018	2,893	$98.07	$—	2.9
Options vested and expected to vest	2,893	$98.07	$—	2.9
Options vested and exercisable	2,893	$98.07	$—	2.9

Stock-based compensation associated with the amortization of stock option expense was approximately $71,000 and $8,000 for the three months ended June 30, 2018 and 2017, and was approximately $0.2 million and $11,000 for the six months ended June 30, 2018 and 2017, respectively.

Restricted Stock Awards

On February 16, 2018, the Company granted each of its three directors 20,000 shares of restricted common stock. The grant date fair value of each restricted stock award was approximately $27,000. These restricted stock awards vested immediately.

On April 26, 2018, the Company issued 25,410 shares of its common stock to an employee for services pursuant to employment agreement. The grant date fair value of this restricted stock award was approximately $27,000 (based upon the closing price of the Company’s common stock on April 26, 2018). This restricted stock award vested immediately.

Stock-based Compensation

Stock-based compensation for the six months ended June 30, 2018 and 2017 was comprised of the following ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Employee restricted stock awards	$27	$—	$107	$—
Employee stock option awards	71	8	179	11
Total compensation expense	$98	$8	$286	$11

Unamortized stock-based compensation expense was approximately $42,000 at June 30, 2018.

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

Optic153 LLC Litigations

Under our Monetization Agreement with Equitable, Optic 153 LLC, an Equitable subsidiary, has filed the following litigations relating to patents acquired under the terms of settlement of one of our prior litigations:

●	On March 15, 2018, litigation against Lumentum Operations LLC, Case No. 1:18-cv-00406-VAC-CJB, in the in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. 6,587,261. Lumentum’s Answer is currently due on September 6, 2018.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub would merge with and into DatChat (the “Merger”), with DatChat continuing as the surviving corporation in the Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time: (i) all shares of capital stock of DatChat (the “DatChat Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 46,153,846 shares of Spherix common stock (the “Stockholder Merger Consideration”).

On May 3, 2018, Spherix, Merger Sub, DatChat and the Stockholder Representative entered into that certain First Amendment to Agreement and Plan of Merger (the “Amendment”), pursuant to which the Merger Agreement was amended to reduce the Stockholder Merger Consideration from 46,153,846 shares of Spherix common stock to 34,615,385 shares of Spherix common stock.

After further negotiations, the Company determined not to pursue a merger with DatChat and on August 8, 2018, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with DatChat pursuant to which the Company and DatChat agreed to terminate the DatChat Merger and each of the parties to the Merger Agreement agreed to release and discharge and hold harmless each of the other parties with respect to the transaction contemplated by the Merger Agreement.

In addition to the termination, under the Securities Purchase Agreement, the Company agreed to make a $1,000,000 strategic investment in DatChat which consisted of (a) a cash payment of $500,000, (b) the forgiveness of prior advances made to DatChat by the Company, and (c) an obligation of the Company to pay certain specific future compensation expenses of DatChat (amounts in clauses (b) and (c) not to exceed a maximum of $500,000 in the aggregate); in exchange for $1,000,000 of restricted shares of DatChat common stock which is equal to 3.6% of the issued and outstanding common stock of DatChat.

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

In addition to our patent monetization efforts, since the fourth quarter of 2017, we have been transitioning to focus our efforts as a technology development company. The Company made no investments in new IP during 2017 and started the transition with its investment in Hoth Therapeutics, Inc. during the third quarter of 2017.

In March 2018, the Company entered into an agreement and plan of merger, subject to shareholder approval, with DatChat, Inc. (the “DatChat Merger”), a secure messaging application that utilizes blockchain technology, as amended on May 3, 2018. After further negotiations, the Company determined not to pursue a merger with DatChat and on August 8, 2018, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with DatChat pursuant to which the Company and DatChat agreed to terminate the DatChat Merger and each of the parties to the Merger Agreement agreed to release and discharge and hold harmless each of the other parties with respect to the transaction contemplated by the Merger Agreement.

In addition to the termination, under the Securities Purchase Agreement, the Company agreed to make a $1,000,000 strategic investment in DatChat which consisted of (a) a cash payment of $500,000, (b) the forgiveness of prior advances made to DatChat by the Company, and (c) an obligation of the Company to pay certain specific future compensation expenses of DatChat (amounts in clauses (b) and (c) not to exceed a maximum of $500,000 in the aggregate); in exchange for $1,000,000 of restricted shares of DatChat common stock which is equal to 3.6% of the issued and outstanding common stock of DatChat.

DatChat agreed to certain covenants, including the covenant in the event that DatChat completes (i) a public offering of its securities pursuant to an effective registration statement or (ii) a merger, consolidation, transfer or share exchange transaction pursuant to which DatChat becomes subject to the reporting requirements of the Securities Exchange Act of 1934, (each, a “Going Public Event”), and until the time that the Company holds no shares of DatChat, DatChat agreed to certain covenants, including the covenant to timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed by DatChat pursuant to the Exchange Act of 1934, as amended the “Exchange Act”), provided that, if after becoming subject to the Exchange Act, DatChat is thereafter no longer required to file reports pursuant to the Exchange Act, DatChat will, for as long as the Company owns shares of DatChat, prepare and furnish to the Company and make publicly available in accordance with Rule 144(c) such information as is required for the Company to sell such shares, including without limitation, under Rule 144. Under the Securities Purchase Agreement, DatChat further covenants that it will take such further action as the Company may reasonably request, to the extent required from time to time to enable the Company to sell its DatChat shares without registration under the Securities Act of 1933, as amended, including, without limitation, within the requirements of the exemption provided by Rule 144.

DatChat also agreed that, from and after a Going Public Event, and subject to certain exceptions, neither DatChat nor any other person acting on its behalf will provide the Company with any information that constitutes, or that DatChat reasonably believes constitutes, material non-public information, unless prior thereto, the Company shall have consented to the receipt of such information and agreed with DatChat to keep such information confidential.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

During the three months ended June 30, 2018 and 2017, revenue was approximately $0 and $311,000, respectively. $311,000 in 2017 represented the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). The Company has determined that its licenses represent functional intellectual property under Topic 606. Therefore, revenue is recognized at the point in time when the customer has the right to use the intellectual property rather than over the license period. Accordingly, the Company’s deferred revenue related to its licenses was eliminated through a debit adjustment in the amount of approximately $3.2 million through the accumulated deficit at the beginning of 2018. The Company will not recognize revenue from the RPX license in the future.

During the three months ended June 30, 2018 and 2017, we incurred a loss from operations of approximately $1.3 million and $0.8 million, respectively. The increase in net loss was primarily attributed to $0.1 million increase in professional fees, $66,000 increase in acquisition costs related to the DatChat Merger and $48,000 increase in compensation and related expenses, and was partially offset by $94,000 decrease in other selling, general and administrative expenses.

During the three months ended June 30, 2018, other income was approximately $0.9 million as compared to other expenses of approximately $1.1 million for the comparable prior period. The increase in other income was primarily attributed to $0.7 million increase in fair value of our investment in Hoth, and $1.5 million increase in change in fair value of warrant liabilities.

Net loss was $0.4 million in the three months ended June 30, 2018 compared to net loss of $1.9 million in the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

During the six months ended June 30, 2018 and 2017, revenue was approximately $0 and $638,000, respectively. $638,000 represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). The Company has determined that its licenses represent functional intellectual property under Topic 606. Therefore, revenue is recognized at the point in time when the customer has the right to use the intellectual property rather than over the license period. Accordingly, the Company’s deferred revenue related to its licenses was eliminated through a debit in the amount of approximately $3.2 million through the accumulated deficit at the beginning of 2018. The Company will not recognize revenue from the RPX license in the future.

During the six months ended June 30, 2018 and 2017, we incurred a loss from operations of approximately $2.8 million and $1.7 million, respectively. The increase in net loss was primarily attributed to $0.5 million increase in professional fees and $0.2 million increase in acquisition costs related to the DatChat Merger, and was partially offset by $0.2 million decrease in compensation and related expenses.

During the six months ended June 30, 2018, other income was approximately $1.0 million as compared to other expenses of approximately $1.0 million for the comparable prior period. The increase in other income was primarily attributed to $0.7 million increase in fair value of our investment in Hoth, and $1.8 million increase in change in fair value of warrant liabilities.

Net loss was $1.9 million in the six months ended June 30, 2018 compared to net loss of $2.8 million in the six months ended June 30, 2017.

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

Cash Flows from Operating Activities - For the six months ended June 30, 2018 and 2017, net cash used in operations was approximately $1.7 million and $1.8 million, respectively. The cash used in operating activities for the six months ended June 30, 2018 primarily resulted from a net loss of $0.4 million, $0.7 million change in fair value of our investment in Hoth and $0.5 million change in fair value of warrant liabilities, and partially offset by amortization expenses of $0.3 million. The cash used in operating activities for the six months ended June 30, 2017 primarily resulted from $1.3 million of change in fair value of warrant liabilities and amortization expenses of $0.7 million, partially offset by $1.0 million of changes in assets and liabilities.

Cash Flows from Investing Activities - For the six months ended June 30, 2018 and 2017, net cash used in investing activities was approximately $1.0 million and net cash provided by investing activities was approximately $2.4 million, respectively. The cash used in investing activities primarily resulted from our purchase of marketable securities for the six months ended June 30, 2018 of $10.0 million, partially offset by our sale of marketable securities of $9.1 million. The cash provided by investing activities primarily resulted from our sale of marketable securities for the six months ended June 30, 2017 of $9.6 million, partially offset by our purchase of marketable securities of $6.5 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the six months ended June 30, 2018 was approximately $2.7 million, which related to issuance of 2,222,222 shares of its common stock. Cash used in financing activities for the six months ended June 30, 2016 was approximately $24,000, which related to repurchase of restricted stock units to pay for employee withholding taxes.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make   the investments it needs to execute its longer-term business plan. The Company’s working capital amounted to approximately $3.8 million at June 30, 2018. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Off-balance sheet arrangements.

None.

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

With respect to the quarter ended June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Optic153 LLC Litigations

Under our Monetization Agreement with Equitable, Optic 153 LLC, an Equitable subsidiary, has filed the following litigations relating patents acquired under the terms of settlement of one of our prior litigations:

●	On March 15, 2018, litigation against Lumentum Operations LLC, Case No. 1:18-cv-00406-VAC-CJB, in the in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. 6,587,261. Lumentum’s Answer is currently due on September 6, 2018.

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

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.     Exhibits

2.1	First Amendment to Agreement and Plan of Merger, dated as of May 3, 2018, by and among Spherix Incorporated, Spherix Merger Subsidiary Inc., DatChat, Inc. and Darin Myman (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 7, 2018)
10.1	Securities Purchase Agreement, dated as of August 8, 2018, by and between Spherix Incorporated and DatChat, Inc.
31.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated

(Registrant)

Date: August 14, 2018	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)