Form 10-Q
period 2018-09-30
SPHERIX INC
filed 2018-11-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2018
Common Stock, $0.0001 par value	8,542,530 shares

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2018

Part I. Financial Information

Item 1. Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except per share amounts)

	September 30	December 31
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109	$197
Marketable securities	3,409	3,998
Prepaid expenses and other assets	76	150
Total current assets	3,594	4,345

Property and equipment, net	1	3
Patent portfolios and patent rights, net	1,500	3,578
Investments at fair value	2,725	1,020
Deposit	26	26
Total assets	$7,846	$8,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$68	$56
Accrued salaries and benefits	578	695
Warrant liabilities	262	822
Payable to DatChat	348	—
Short-term deferred revenue	—	957
Short-term lease liabilities	—	48
Total current liabilities	1,256	2,578

Long-term deferred revenue	—	2,288
Total liabilities	1,256	4,866

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at September 30, 2018 and December 31, 2017; liquidation value of $0.0001 per share	—	—
Series D-1: 834 shares issued and outstanding at September 30, 2018 and December 31, 2017; liquidation value of $0.0001 per share	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,542,542 and 6,234,910 shares issued at September 30, 2018 and December 31, 2017, respectively; 8,542,530 and 6,234,898 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in-capital	152,438	149,425
Treasury stock, at cost, 12 shares at September 30, 2018 and December 31, 2017	(264)	(264)
Accumulated deficit	(145,585)	(145,055)
Total stockholders’ equity	6,590	4,106
Total liabilities and stockholders’ equity	$7,846	$8,972

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$314	$—	$952

Operating costs and expenses
Amortization of patent portfolio	346	346	1,027	1,027
Compensation and related expenses (including stock-based compensation)	206	488	903	1,371
Professional fees	210	280	1,202	815
Impairment of intangible assets	1,051	—	1,051	—
Rent	16	21	57	70
Depreciation expense	21	1	38	2
Acquisition costs	19	—	230	—
Other selling, general and administrative	82	137	282	372
Total operating expenses	1,951	1,273	4,790	3,657
Loss from operations	(1,951)	(959)	(4,790)	(2,705)

Other (expenses) income
Other (expenses) income, net	(35)	6	(225)	299
Change in fair value of investment	—	345	680	345
Change in fair value of warrant liabilities	95	1,067	560	(259)
Total other income	60	1,418	1,015	385
Net (loss) income	$(1,891)	$459	$(3,775)	$(2,320)

Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$(0.22)	$0.08	$(0.48)	$(0.44)
Diluted	$(0.22)	$0.08	$(0.48)	$(0.44)

Weighted average number of common shares outstanding,
Basic	8,542,530	5,998,920	7,894,936	5,304,201
Diluted	8,542,530	6,009,042	7,894,936	5,304,201

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except per share amounts)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholder’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	6,234,898	$—	5,559	$—	$149,425	12	$(264)	$(145,055)	$4,106
Issuance common stock in equity raise, net of offering cost	2,222,222	1	—	—	2,699	—	—	—	2,700
Stock-based compensation	85,410	—	—	—	314	—	—	—	314
Cumulative effect of the changes related to adoption of ASC 606	—	—	—	—	—	—	—	3,245	3,245
Net loss	—	—	—	—	—	—	—	(3,775)	(3,775)
Balance at September 30, 2018	8,542,530	$1	5,559	$—	$152,438	12	$(264)	$(145,585)	$6,590

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(3,775)	$(2,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	1,027	1,027
Change in fair value of investment	(680)	(345)
Change in fair value of warrant liabilities	(560)	259
Stock-based compensation	314	13
Depreciation expense	38	2
Realized loss on marketable securities	361	303
Unrealized loss (gain) on marketable securities	14	(262)
Impairment of intangible assets	1,051	—
Changes in assets and liabilities:
Prepaid expenses and other assets	74	93
Accounts payable and accrued expenses	12	(75)
Accrued salaries and benefits	(117)	(177)
Deferred revenue	—	(932)
Accrued lease liabilities	(48)	(133)
Net cash used in operating activities	(2,289)	(2,547)

Cash flows from investing activities
Purchase of marketable securities	(13,310)	(11,283)
Sale of marketable securities	13,524	12,533
Purchase of investments at fair value	(677)	(675)
Purchase of property and equipment	(36)	—
Net cash (used in) provided by investing activities	(499)	575

Cash flows from financing activities
Cash from issuance common stock, net of offering cost	2,700	2,095
Repurchase of restricted stock units to pay for employee withholding taxes	—	(24)
Net cash provided by financing activities	2,700	2,071

Net (decrease) increase in cash and cash equivalents	(88)	99
Cash and cash equivalents, beginning of period	197	134

Cash and cash equivalents, end of period	$109	$233

Cash paid for interest and taxes	$—	$195

Investment in DatChat	$348	$—

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

In addition to our patent monetization efforts, since the fourth quarter of 2017, we have been transitioning to focus our efforts as a technology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s biotechnology research development includes investments in Hoth Therapeutics Inc. and the proposed merger with CBM BioPharma, Inc. (“CBM”).

Hoth Therapeutics is a development stage biopharmaceutical company focused on proprietary therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema. To treat indications impacting more than 32 million Americans, Hoth is working to develop and commercialize the BioLexa™ Platform, a proprietary, patented, drug compound platform developed at the University of Cincinnati. The BioLexa™ Platform has achieved positive results at preclinical studies conducted at the University of Miami.

In addition to Hoth, the Company is proposing a merger with CBM. In October 2018, the Company entered into an agreement and plan of merger, subject to shareholder approval, with CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments, pursuant to which all shares of capital stock of CBM will be converted into the right to receive an aggregate of 15,000,000 shares of the Company’s common stock with CBM continuing as the surviving corporation in the merger.

In the field of blockchain research, the Company previously entered into an agreement and plan of merger, subject to shareholder approval, with DatChat, Inc. (the “DatChat Merger”), a secure messaging application that utilizes blockchain technology. After further negotiations, the Company determined not to pursue a merger with DatChat and on August 8, 2018, entered into a Securities Purchase Agreement with DatChat pursuant to which the Company and DatChat agreed to terminate the DatChat Merger and the Company agreed to make a $1,000,000 strategic investment in DatChat which consisted of (a) a cash payment of $500,000, (b) the forgiveness of prior advances made to DatChat by the Company, and (c) an obligation of the Company to pay certain specific future compensation expenses of DatChat (amounts in clauses (b) and (c) not to exceed a maximum of $500,000 in the aggregate); in exchange for $1,000,000 of restricted shares of DatChat common stock which is equal to 4.37% of the issued and outstanding common stock of DatChat. Pursuant to the Securities Purchase Agreement, the Company applied a total of approximately $152,000 prior advances towards its investment in DatChat (“Prior Incurred Amount”), including $131,000 of compensation related costs and $21,000 professional fees. The Company also recorded approximately $348,000 compensation expenses payable to DatChat (“Payable to DatChat”) in addition to the $152,000 advances to reach the $500,000 maximum.

The breakdown of investment at Datchat as September 30, 2018 are as follows ($ in thousands):

DatChat Investment as of September 30, 2018
Cash Payment	$500
Prior Incurred Amount Made to DatChat	152
Payable to DatChat	348
Total	1,000

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. The Company’s working capital amounted to approximately $2.3 million at September 30, 2018. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nuta Technology Corp. (“Nuta”), Spherix Portfolio Acquisition II, Inc. (“SPAII”), Guidance IP, LLC (“Guidance”), Directional IP, LLC (“Directional”), Spherix Management Services, LLC (“SMS”), Spherix Delaware Merger Sub Inc. (“Merger Sub”), Spherix Merger Subsidiary, Inc (“SMSI”) and NNPT, LLC (“NNPT”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had $0.1 million and 0.2 million, respectively, in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds which are valued at quoted market prices.

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2018 and 2017 are as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Realized gain (loss)	$(86)	$(174)	$(361)	$(303)
Unrealized gain (loss)	3	124	(14)	262
Dividend income	44	18	121	72
	$(39)	$(32)	$(254)	$31

The Company reinvested such dividend income into its marketable securities during the nine months ended September 30, 2018 and 2017. The fair values of such marketable securities held as of September 30, 2018 and December 31, 2017 were $3.4 million and $4.0 million, respectively.

The marketable securities were classified as a Level 2 financial instrument at September 30, 2018 (see Note 8).

Investment

The Company records its investment in Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”) at fair value. As of September 30, 2018, the fair value of this investment was $1,700,000. The Company also records its investment in TheBit Daily LLC, a Delaware limited liability company (“TheBit Daily”) at fair value. As of September 30, 2018, the fair value of this investment was $25,000. In addition, the Company made an $1,000,000 investment in DatChat on August 8, 2018. These investments were classified as a Level 3 financial instrument at September 30, 2018 (see Note 8).

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, are recognized as an unrealized gain on investment in the Condensed Consolidated Statements of Operations.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2018 and 2017 are as follows:

	As of September 30,
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

As of September 30, 2018, there were no contract assets or liabilities associated with the Company’s settlement and licensing agreements. During the nine months ended September 30, 2018, the Company did not generate any revenue.

Recently Issued Accounting Standards

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently assessing the effect this guidance may have on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated Financial Statements.

Recently Adopted Accounting Standards

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

Note 4. Investment in Hoth Therapeutics, Inc.

On June 30, 2017 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hoth Therapeutics, Inc., a Nevada corporation (“Hoth”), for the purchase of an aggregate of 6,800,000 shares of common stock, par value $0.0001 (the “Shares”), of Hoth, for a purchase price of $675,000. Company records this investment at fair value and recorded changes in fair value in the statement of operations (see Note 8).

Note 5. Investment in TheBit Daily LLC

On March 23, 2018, Spherix Incorporated purchased 8.0% of the issued and outstanding limited liability company membership interests of TheBit Daily LLC, a development stage media and education platform focused on the blockchain and cryptocurrency space, for a subscription price of $25,000.

The Company records this investment at fair value and changes in fair value are recorded (see Note 8).

Note 6. Investment in DatChat, Inc.

On August 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with DatChat. Under the Securities Purchase Agreement, the Company agreed to make a $1,000,000 strategic investment in DatChat. See Note 1 for further explanation.

As described in Note 3 to these condensed consolidated financial statements, effective January 1, 2018, the Company adopted ASU 2016-01 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for its investment in DatChat. The Company records its investment at fair value and changes in fair value are recorded in the statement of operations (see Note 8).

Note 7. Intangible Assets

Patent Portfolio and Patent Rights

The Company’s intangible assets with finite lives consist of its patents and patent rights. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as September 30, 2018 are as follows ($ in thousands):

	Net Carrying Amount	Weighted average amortization period (years)
Patent Portfolios and Patent Rights at December 31, 2017, net	$3,578	2.67
Amortization expenses	(1,027)
Impairment loss	(1,051)
Patent Portfolios and Patent Rights at September 30, 2018, net	$1,500	1.00

The amortization expenses related to acquired intangible assets for the nine months ended September 30, 2018 and 2017 are as follows ($ in thousands):

	Amortization Expense for the Three Months Ended September 30,		Amortization Expense for the Nine Months Ended September 30,
Date Acquired and Description	2018	2017	2018	2017
7/24/13 - Rockstar patent portfolio	$18	$18	$54	$53
9/10/13 - North South patent portfolio	5	5	16	16
12/31/13 - Rockstar patent portfolio	323	323	957	958
	$346	$346	$1,027	$1,027

The Company reviews its patent portfolio for impairment as a single asset group whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2018, the Company determined that certain events occurred that were indicators of a potential impairment. In accordance with ASC 360-10, the Company first estimated the future undiscounted cash flows anticipated to be generated by the patent portfolio based on the Company’s current usage and future plans for the patent portfolio over its remaining weighted average useful life. Given the short-term nature of the patents the undiscounted cash flows approximate discounted cash flows. The analysis concluded that the carrying amount of the patent portfolio was not recoverable at September 30, 2018. As a result, the Company performed an analysis to determine if the carrying value of the patent portfolio exceeded its fair value. As a result, the Company determined that the fair value of the patent portfolio at September 30, 2018 was $1.5 million. The Company recorded a $1.1 million impairment charge against its patent portfolio in the third quarter of 2018. The new cost basis of the patent portfolio of $1.5 million will be amortized over its weighted average remaining useful life of 1.00 years.

The future amortization of these intangible assets was based on the adjusted carrying amount. Future amortization of all patents is as follows ($ in thousands):

	Rockstar	North South	Rockstar
	Portfolio	Portfolio	Portfolio
	Acquired	Acquired	Acquired	Total
	24-Jul-13	10-Sep-13	31-Dec-13	Amortization
Nine Months Ended December 31, 2018	42	15	321	378
Year Ended December 31, 2019	129	42	951	1,122
Total	$171	$57	$1,272	$1,500

Note 8. Fair Value of Financial Assets and Liabilities

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2018 and December 31, 2017 ($ in thousands):

	Fair value measured at September 30, 2018
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$3,409	$—	$3,409	$—
Investments at Hoth	$1,700	$—	$—	$1,700
Investments at TheBit Daily	$25	$—	$—	$25
Investments at DatChat	$1,000	$—	$—	$1,000

Liabilities
Fair value of warrant liabilities	$262	$—	$—	$262

	Fair value measured at December 31, 2017
	Total carrying value at December	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$3,998	$—	$3,998	$—
Investments at Hoth	$1,020	$—	$—	$1,020

Liabilities
Fair value of warrant liabilities	$822	$—	$—	$822

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2018.

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of September 30, 2018 and December 31, 2017 is as follows:

Date of valuation	September 30, 2018	December 31, 2017
Risk-free interest rate	2.81%	1.98%
Expected volatility	69.41% - 106.63%	100.00% - 132.21%
Expected life (in years)	2.19-2.31	2.94 - 3.06
Expected dividend yield	—	—

The risk-free interest rate was based on rates established by the Federal Reserve. For the July 2015 Warrants, the expected volatility in the Black-Scholes model is based on an expected volatility of 100% for both periods which represents the percentage required to be used when valuing the cash settlement feature as contractually stated in the form of warrant. The general expected volatility is based on standard deviation of the Company’s underlying stock price’s daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock and does not expect to pay dividends on its common stock in the future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2018 and 2017 that are measured at fair value on a recurring basis ($ in thousands):

	Fair Value of Level 3 financial liabilities
	September 30, 2018	September 30, 2017
Beginning balance	$822	$702
Fair value adjustment of warrant liabilities	(560)	259
Ending balance	$262	$961

The Company owns approximately 34% of common shares in Hoth as of September 30, 2018. The value of the Company’s investment in Hoth increased by approximately $0.7 million during the nine months ended September 30, 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2018 and 2017 that are measured at fair value on a recurring basis:

	Fair Value of Level 3 investment
	September 30,	September 30,
	2018	2017
Beginning balance	$1,020	$—
Purchase of investment in TheBit Daily LLC at fair value	25	—
Purchase of investment in DatChat at fair value	1,000
Fair value of Hoth upon issuance	—	675
Change in fair value of Hoth	680	345
Ending balance	$2,725	$1,020

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s valuation in Hoth that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of September 30, 2018 and December 31, 2017 is as follows:

Date of valuation	September 30, 2018	December 31, 2017
Risk-free interest rate	2.24%	1.39%
Expected volatility	75.00%	75.00%
Expected life (in years)	1.00	1.00

The investment in Hoth Therapeutics was valued using a hybrid probability weighted expected return method, with scenarios including (1) Hoth continuing to operate as a private company through an estimated potential exit date, and (2) Hoth undergoing an IPO in the near future. The private-company scenario utilizes a reverse option pricing method (backsolve) based on the recent Series A transaction. Key inputs to the backsolve, in addition to the Series A price, include volatility (75.00%) and expected maturity (1.0 years). The IPO scenario is based on initial value indications proposed by investment bankers. The primary inputs, in addition to the pre-money value indications, include the estimated time to IPO (end of November) and a discount rate of 15%. The valuation conclusion is sensitive to the probability weightings assigned to each scenario. The weightings (1/3 IPO scenario, 2/3 private company scenario), were determined according to management expectations regarding exit opportunities, based on what was known or knowable as of September 30, 2018.

The costs of its investment in the BitDaily and DatChat approximate fair value as there have been no significant changes to its investment since the date of purchase.

Intangible Assets Measured at Fair Value on a Non-Recurring Basis using Level 3 Inputs

The following tables presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

	Net carrying value at December 31, 2017	Impairment Charges - Nine months ended September 30, 2018
Assets
Patent Portfolios, net	$1,500	$1,051

	Net carrying value at December 31, 2017	Impairment Charges - Nine months ended September 30, 2017
Assets
Patent Portfolios, net	$3,578	$—

The Company’s intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs. See Note 7 for valuation techniques for patents.

Note 9. Stockholders’ Equity and Redeemable Convertible Preferred Stock

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

Warrants

A summary of warrant activity for the nine months ended September 30, 2018 is presented below:

				Weighted Average
				Remaining Contractual
		Weighted Average		Life
	Warrants	Exercise Price	Total Intrinsic Value	(in years)
Outstanding as of December 31, 2017	1,249,754	$8.98	$—	2.92
Outstanding as of September 30, 2018	1,249,754	$8.98		2.17
Exercisable as of September 30, 2018	1,249,754	$8.98	$—	2.17

Stock Options

On February 16, 2018, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued an aggregate of 150,000 options to purchase common stock of the Company to three of its directors. The aggregate grant date fair value of these options was approximately $0.2 million. These stock options vested over six months.

On May 3, 2018, a new director was granted options to purchase 50,000 shares of the Company’s common stock, at an exercise price of $1.04 per share, which options vested 50% at May 3, 2018 with the remaining 50% vesting at May 3, 2019. The aggregate grant date fair value of these options was approximately $46,000. These stock options vest over twelve months.

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2018 is presented below:

				Weighted Average
		Weighted Average		Remaining Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of December 31, 2017	325,597	$78.20	$5,999	3.2
Employee options granted	200,000	1.39	—	9.4
Outstanding as of September 30, 2018	525,597	$48.97	$—	5.1
Options vested and expected to vest	525,597	$48.97	$—	5.1
Options vested and exercisable	500,597	$51.36	$—	4.9

A summary of option activity under the Company’s non-employee stock option plan for the nine months ended September 30, 2018 is presented below:

				Weighted Average
		Weighted Average		Remaining Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of December 31, 2017	2,893	$98.07	$—	3.4
Outstanding as of September 30, 2018	2,893	$98.07	$—	2.7
Options vested and expected to vest	2,893	$98.07	$—	2.7
Options vested and exercisable	2,893	$98.07	$—	2.7

Stock-based compensation associated with the amortization of stock option expense was approximately $28,000 and $2,000 for the three months ended September 30, 2018 and 2017, and was approximately $208,000 and $13,000 for the nine months ended September 30, 2018 and 2017, respectively.

Restricted Stock Awards

On February 16, 2018, the Company granted three of its directors 20,000 shares of restricted common stock each. The grant date fair value of each restricted stock award was approximately $27,000. These restricted stock awards vested immediately.

On April 26, 2018, the Company issued 25,410 shares of its common stock to an employee for services pursuant to an employment agreement. The grant date fair value of this restricted stock award was approximately $27,000 (based upon the closing price of the Company’s common stock on April 26, 2018). This restricted stock award vested immediately.

Stock-based Compensation

Stock-based compensation for the nine months ended September 30, 2018 and 2017 was comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Employee restricted stock awards	$—	$—	$106	$—
Employee stock option awards	28	2	208	13
Total compensation expense	$28	$2	$314	$13

Unamortized stock-based compensation expense was approximately $14,000 at September 30, 2018.

Note 10. Commitments and Contingencies

Legal Proceedings - Potential Gain Contingencies

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

Optic153 LLC Litigations

Under our Monetization Agreement with Equitable, Optic153 LLC, an Equitable subsidiary, has filed the following litigations relating to patents acquired under the terms of settlement of one of our prior litigations:

●	On March 15, 2018, litigation against Lumentum Operations LLC, Case No. 1:18-cv-00406-VAC-CJB, in the in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. 6,587,261. Lumentum’s Answer is currently due on November 6, 2018.

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

Note 11. Recent Events

CBM Merger

On October 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Spherix Delaware Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Spherix (“Merger Sub”), CBM, and Scott Wilfong in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for the stockholders of CBM as of immediately prior to the Effective Time (the “Stockholder Representative”).

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into CBM (the “Merger”), with CBM continuing as the surviving corporation in the Merger. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time: (i) all shares of capital stock of CBM (the “CBM Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Stockholder Merger Consideration (as defined below).

As consideration for the Merger, the Company shall deliver to the stockholders of CBM an aggregate of 15,000,000 shares of Company common stock (the “Stockholder Merger Consideration”), with each share of Company common stock valued at $1.10 per share. At or prior to the Closing, the Company, the Stockholder Representative, and a mutually agreeable escrow agent (the “Escrow Agent”), shall enter into an Escrow Agreement, effective as of the Effective Time, in form and substance reasonably satisfactory to the parties (the “Escrow Agreement”), pursuant to which the Company shall deposit with the Escrow Agent 1,500,000 shares from the Stockholder Merger Consideration otherwise deliverable to the stockholders of CBM who own beneficially and of record greater than 10% of the CBM common stock issued and outstanding immediately prior to the Closing (each a “Significant Company Stockholder”) (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”), to be held in a segregated escrow account (the “Escrow Account”) and disbursed by the Escrow Agent. Each stockholder of CBM Stockholder at the Effective Time (each, a “CBM Stockholder”) shall receive its pro rata share of the Stockholder Merger Consideration (less, in the case of each of the Significant Company Stockholders, its pro rata portion of the Escrow Shares held in the Escrow Account) based on the number of shares of CBM Stock owned by such CBM Stockholder as compared to the total number of shares of CBM Stock owned by all CBM Stockholders as of immediately prior to the Effective Time. The Escrow Shares shall serve as a security for, and a source of payment of, the indemnity rights of the Company indemnified parties.

In the event that this Agreement is terminated by the Company pursuant to certain sections of the Agreement, then the Company may be required to deliver to CBM certificate(s) representing an aggregate of 400,000 shares of the Company’s Common Stock within two (2) business days of termination.

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

In addition to the termination, under the Securities Purchase Agreement, the Company agreed to make a $1,000,000 strategic investment in DatChat which consisted of (a) a cash payment of $500,000, (b) the forgiveness of prior advances made to DatChat by the Company, and (c) an obligation of the Company to pay certain specific future compensation expenses of DatChat (amounts in clauses (b) and (c) not to exceed a maximum of $500,000 in the aggregate); in exchange for $1,000,000 of restricted shares of DatChat common stock which is equal to 4.37% of the issued and outstanding common stock of DatChat.

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

In October 2018, the Company entered into an agreement and plan of merger, subject to shareholder approval, with CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments, pursuant to which all shares of capital stock of CBM will be converted into the right to receive an aggregate of 15,000,000 shares of the Company’s common stock with CBM continuing as the surviving corporation in the merger.

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

During the three months ended September 30, 2018 and 2017, revenue was approximately $0 and $0.3 million, respectively. $0.3 million in 2017 represented the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). The Company has determined that its licenses represent functional intellectual property under Topic 606. Therefore, revenue is recognized at the point in time when the customer has the right to use the intellectual property rather than over the license period. Accordingly, the Company’s deferred revenue related to its licenses was eliminated through a debit adjustment in the amount of approximately $3.2 million through the accumulated deficit at the beginning of 2018. The Company will not recognize revenue from the RPX license in the future.

During the three months ended September 30, 2018 and 2017, we incurred a loss from operations of approximately $2.0 million and $1.0 million, respectively. The increase in the net loss from operations was primarily attributed to $1.1 million increase in impairment of intangible assets, $19,000 increase in acquisition costs related to the DatChat Merger and $21,000 increase in depreciation expense, and was partially offset by $0.3 million decrease in compensation expense, $70,000 decrease in professional fees and $55,000 decrease in in other selling, general and administrative expenses.

During the three months ended September 30, 2018, other income was approximately $60,000 as compared to other income of approximately $1.4 million for the comparable prior period. The decrease in other income in 2018 was primarily attributed to $0.3 million decrease in fair value of our investment in Hoth, and $1.0 million decrease in change in fair value of warrant liabilities.

Due to the above, net loss was $1.9 million in the three months ended September 30, 2018 compared to net income of $0.5 million in the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

During the nine months ended September 30, 2018 and 2017, revenue was approximately $0 and $1.0 million, respectively. $1.0 million represents the amortization of deferred revenue related to the two patent license agreements we entered into with RPX Corporation (“RPX”) on November 23, 2015 and May 22, 2016 (the “RPX License Agreements”). The Company has determined that its licenses represent functional intellectual property under Topic 606. Therefore, revenue is recognized at the point in time when the customer has the right to use the intellectual property rather than over the license period. Accordingly, the Company’s deferred revenue related to its licenses was eliminated through a debit in the amount of approximately $3.2 million through the accumulated deficit at the beginning of 2018. The Company will not recognize revenue from the RPX license in the future.

During the nine months ended September 30, 2018 and 2017, we incurred a loss from operations of approximately $4.8 million and $2.7 million, respectively. The increase in net loss was primarily attributed to $1.1 increase in impairment of intangible assets, $1.0 million decrease in revenue, $0.4 million increase in professional fees and $0.2 million increase in acquisition costs related to the DatChat Merger, and was partially offset by $0.5 million decrease in compensation and related expenses.

During the nine months ended September 30, 2018, total other income was approximately $1.0 million as compared to other income of approximately $0.4 million for the comparable prior period. The increase in other income was primarily attributed to $0.3 million increase in fair value of our investment in Hoth and $0.8 million increase in change in fair value of warrant liabilities, and was partially offset by $0.5 million decrease in other income.

Due to the above, the net loss was $3.8 million in the nine months ended September 30, 2018 compared to net loss of $2.3 million in the nine months ended September 30, 2017.

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

Cash Flows from Operating Activities - For the nine months ended September 30, 2018 and 2017, net cash used in operations was approximately $2.3 million and $2.5 million, respectively. The cash used in operating activities for the nine months ended September 30, 2018 primarily resulted from a net loss of $3.8 million, $0.7 million change in fair value of our investment in Hoth and $0.6 million change in fair value of warrant liabilities, and partially offset by impairment of goodwill and intangible assets of $1.1 million and amortization of patent portfolio expenses of $1.0 million. The cash used in operating activities for the nine months ended September 30, 2017 primarily resulted from $0.3 million change in fair value of warrant liabilities and $1.2 million of changes in assets and liabilities, and partially offset by amortization of patent portfolio expenses of $1.0 million.

Cash Flows from Investing Activities - For the nine months ended September 30, 2018 and 2017, net cash used in investing activities was approximately $0.5 million and net cash provided by investing activities was approximately $0.6 million, respectively. The cash used in investing activities primarily resulted from our purchase of marketable securities for the nine months ended September 30, 2018 of $13.3 million, purchase of investment at fair value of $0.7 million, and was partially offset by our sale of marketable securities of $13.5 million. The cash provided by investing activities primarily resulted from our sale of marketable securities for the nine months ended September 30, 2017 of $12.5 million, partially offset by our purchase of marketable securities of $11.3 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the nine months ended September 30, 2018 was approximately $2.7 million, which related to issuance of 2,222,222 shares of its common stock. Cash provided by financing activities for the nine months ended September 30, 2017 was approximately $2.1 million, which related to issuance of shares of common stock in an equity raise.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan. The Company’s working capital amounted to approximately $2.3 million at September 30, 2018. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

On March 19, 2018, we closed on a public offering of common stock for gross proceeds of approximately $3.0 million and net proceeds of approximately $2.7 million. The offering was a shelf takedown off of our registration statement on Form S-3 (File No. 333-222488) and was conducted pursuant to a placement agency agreement between us and Laidlaw & Company (UK) Ltd., the sole placement agent, on a best-efforts basis with respect to the offering (“Laidlaw”), that was entered into on March 14, 2018. We sold 2,222,222 shares of our common stock in the offering at a purchase price of $1.35 per share.

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

With respect to the quarter ended September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Optic153 LLC Litigations

Under our Monetization Agreement with Equitable, Optic 153 LLC, an Equitable subsidiary, has filed the following litigations relating patents acquired under the terms of settlement of one of our prior litigations:

●	On March 15, 2018, litigation against Lumentum Operations LLC, Case No. 1:18-cv-00406-VAC-CJB, in the in the U.S. District Court for the District of Delaware, related to alleged infringement of U.S. Patent No. 6,587,261. Lumentum’s Answer is currently due on November 6, 2018.

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

Item 1A.   Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in other reports we file with the SEC, and below.

We are exploring and evaluating strategic alternatives and there can be no assurance that we will be successful in identifying, or completing any strategic alternative or that any such strategic alternative will yield additional value for shareholders.

Our management and Board of Directors has commenced a review of strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. For example, on October 10, 2018, we entered into an agreement and plan of merger with CBM Biopharma, Inc. (“CBM”), pursuant to which all shares of capital stock of CBM will be converted into 15,000,000 shares of the Company’s common stock. CBM is a privately pharmaceutical company focused on the development of cancer treatments. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction, and there can be no assurance that the transaction with CBM will close. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

We may be unsuccessful at integrating future acquisitions.

If we find appropriate opportunities in the future, we may acquire businesses to strategically increase the number of patents in our portfolio and pursue monetization. For example, on June 30, 2017, we acquired a stake in Hoth Therapeutics, Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema. Hoth has a sublicense from Chelexa Biosciences, Inc. to use Chelexa’s BioLexa products for the treatment of eczema and such sublicense includes the right to further sublicense to third parties to make, use, have made, import, offer for sale and sell BioLexa products. There can be no guarantee that Hoth will be successful in its efforts to monetize its sublicense agreement with Chelexa. In addition, on March 12, 2018, we entered into an agreement and plan of merger with DatChat, Inc. (“DatChat”), pursuant to which we were going to acquire 100% ownership of DatChat, which is a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, which we subsequently terminated on August 8, 2018. Most recently, on October 10, 2018, we entered into an agreement and plan of merger with CBM, pursuant to which CBM will be the surviving corporation in the merger. There can be no guarantee that we will be successful in closing the transaction contemplated by the agreement with CBM or that we will be successful in managing the operations of CBM, which is in the early stages of development of cancer treatments.

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

If the CBM merger is completed, the Company may not be able to successfully integrate the business of CBM and realize the anticipated benefits of the merger.

Realization of the anticipated benefits in the merger with CBM will depend on our ability to successfully integrate our businesses and operations with CBM. We will be required to devote significant management attention and resources to integrating its business practices, operations, and support functions. The process of integrating CBM’s operations could cause an interruption of, or loss of momentum in, our business and financial performance, and in CBM’s business and financial performance as well. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, financial results.

Our stockholders will have a reduced ownership and voting interest after the merger and will exercise less influence over our management and policies than they did prior to the Merger.

Our stockholders currently have the right to vote in the election of our board of directors on other matters affecting us. When, and if the merger occurs, because of the issuance of shares of common stock to the CBM shareholders, our current stockholders will hold a percentage ownership of the post-merger company that is much smaller than the stockholder’s current percentage ownership of ours. Because of this, our current stockholders will have less influence over the management and policies of the Company than they now have after the consummation of the merger.

The merger with CBM is subject to certain conditions to closing that could result in the merger not being completed or being delayed, either of which could negatively impact its stock price and future business and results of operations. In the event that this Agreement is terminated by the Company pursuant to certain sections of the Agreement, then the Company may be required to deliver to CBM certificate(s) representing an aggregate of 400,000 shares of the Company’s Common Stock within two (2) business days of termination.

Completion of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the merger Agreement by our stockholders. In addition, if any governmental authority shall have enacted, issued, promulgated or enforced any law or order which has the effect of making the transactions or agreements contemplated by the Merger Agreement illegal or which otherwise prevents or prohibits consummation of the transactions contemplated by the Merger Agreement, CBM may elect not to consummate the Merger. There is no assurance that we will satisfy the conditions necessary for completion of the merger. If any of the conditions to the merger are not satisfied or, where waiver is permissible, waived, the merger will not be consummated. Failure to complete the merger would prevent us from realizing the anticipated benefits of the merger. We have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, we will remain liable for these costs and expenses. In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of ours generally and a resulting decline in the market price of the our common stock. The market price may also decline if the market disapproves of the Merger.Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our stock price and future business and results of operations. The merger may not be consummated, there may be a delay in the consummation of the merger or the merger may not be consummated on the terms contemplated by the Merger Agreement.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of October 10, 2018, by and among Spherix Incorporated, Spherix Delaware Merger Sub Inc., CBM Biopharma, Inc. and Scott Wilfong (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 16, 2018)
10.1	Securities Purchase Agreement, dated as of August 8, 2018, by and between Spherix Incorporated and DatChat, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2018)
31.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated

(Registrant)

Date: November 14, 2018	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)