Form 10-Q
period 2019-03-31
SPHERIX INC
filed 2019-05-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SPEX	The Nasdaq Capital Market LLC

As of May 13, 2019, there were 2,010,074 shares of common stock outstanding.

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2019

Part I. Financial Information

Item 1. Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	March 31	December 31
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$446	$22
Marketable securities	1,256	2,700
Prepaid expenses and other assets	165	183
Total current assets	1,867	2,905

Property and equipment, net	—	1
Investments	10,070	10,345
Total assets	$11,937	$13,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$122	$132
Accrued salaries and benefits	648	732
Warrant liabilities	135	82
Payable to DatChat	77	207
Total current liabilities	982	1,153

Total liabilities	982	1,153

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation value of 0.0001 per share	—	—
Series D-1: 834 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation value of 0.0001 per share	—	—
Common stock, 0.0001 par value, 100,000,000 shares authorized; 2,010,028 shares issued at March 31, 2019 and December 31, 2018; 2,010,025 shares outstanding at March 31, 2019 and December 31, 2018	—	—
Additional paid-in-capital	152,451	152,445
Treasury stock, at cost, 3 shares at March 31, 2019 and December 31, 2018	(264)	(264)
Accumulated deficit	(141,232)	(140,083)
Total stockholders’ equity	10,955	12,098
Total liabilities and stockholders’ equity	$11,937	$13,251

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating costs and expenses
Amortization of patent portfolio	$—	$338
Compensation and related expenses (including stock-based compensation)	181	355
Professional fees	399	597
Acquisition costs	11	145
Other selling, general and administrative	122	142
Total operating expenses	713	1,577
Loss from operations	(713)	(1,577)

Other (expenses) income
Other income (expenses) , net	92	(97)
Change in fair value of investment	(475)	—
Change in fair value of warrant liabilities	(53)	188
Total other (expenses) income	(436)	91
Net loss	$(1,149)	$(1,486)

Net loss per share, basic and diluted
Basic and Diluted	$(0.57)	$(0.96)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	2,010,025	1,549,481

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	2,010,025	$—	5,559	$—	$152,445	3	$(264)	$(140,083)	$12,098
Stock-based compensation	—	—	—	—	6	—	—	—	6
Net loss	—	—	—	—	—	—	—	(1,149)	(1,149)
Balance at March 31, 2019	2,010,025	$—	5,559	$—	$152,451	3	$(264)	$(141,232)	$10,955

	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2017	1,467,052	$—	5,559	$—	$149,425	3	$(264)	$(145,055)	$4,106
Issuance common stock in equity raise, net of offering cost	522,876	—	—	—	2,700	—	—	—	2,700
Stock-based compensation	14,118	—	—	—	188	—	—	—	188
Cumulative effect of the changes related to adoption of ASC 606	—	—	—	—	—			3,245	3,245
Net loss	—	—	—	—	—	—	—	(1,486)	(1,486)
Balance at March 31, 2018	2,004,046	$—	5,559	$—	$152,313	3	$(264)	$(143,296)	$8,753

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,149)	$(1,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	—	338
Change in fair value of investment	475	—
Change in fair value of warrant liabilities	53	(188)
Stock-based compensation	6	188
Depreciation expense	—	1
Realized loss on marketable securities	73	99
Unrealized loss (gain) on marketable securities	(148)	58
Changes in assets and liabilities:
Prepaid expenses and other assets	18	(78)
Accounts payable and accrued expenses	(10)	110
Accrued salaries and benefits	(84)	(70)
Payable to DatChat	(130)	—
Accrued lease liabilities	—	(48)
Net cash used in operating activities	(896)	(1,076)

Cash flows from investing activities
Purchase of marketable securities	(2,845)	(5,340)
Sale of marketable securities	4,365	3,607
Purchase of investments at fair value	(200)	—
Purchase of property and equipment	—	(25)
Net cash provided by (used in) investing activities	1,320	(1,758)

Cash flows from financing activities
Cash from issuance common stock, net of offering cost	—	2,700
Net cash provided by financing activities	—	2,700

Net increase (decrease) in cash and cash equivalents	424	(134)
Cash and cash equivalents, beginning of period	22	197

Cash and cash equivalents, end of period	$446	$63

Cash paid for interest and taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business

Organization and Description of Business

Spherix Incorporated (the “Company”) is technology development company committed to the fostering of innovative ideas. The Company was incorporated in 1967 in the State of Delaware as a scientific research company, and for much of its history pursued drug development including through Phase III clinical studies which were discontinued.

The Company was formerly focused on commercializing and monetizing patents by acquiring IP from patent holders in order to maximize the value of the patent holdings by conducting and managing a licensing campaign, or through the settlement and litigation of patents.

Since March 1, 2013, the Company has received limited funds from its IP monetization. In addition to its patent monetization efforts, since the fourth quarter of 2017, the Company has been transitioning to focus its efforts as a technology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s biotechnology research development includes investments in Hoth Therapeutics Inc. and the proposed merger with CBM BioPharma, Inc. (“CBM”).

On May 10, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-4.25 (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by the Company’s board of directors under authority granted by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders held on April 15, 2019, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on May 9, 2019 (the “Certificate of Amendment”). The Reverse Stock Split was effective at 12:01 a.m., Eastern Standard Time, on May 10, 2019 (the “Effective Date”).  Unless the context otherwise requires, all references in this report to shares of the Company’s common stock, including prices per share of its common stock, reflect the Reverse Stock Split.   Fractional shares were not issued, and the final number of shares were rounded up to the next whole share.

CBM Merger

On October 10, 2018, the Company entered into an Agreement and Plan of Merger (the “CBM Merger Agreement”), by and among the Company, Spherix Delaware Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Spherix (“Merger Sub”), CBM, and Scott Wilfong in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for the stockholders of CBM as of immediately prior to the Effective Time (the “Stockholder Representative”).

Pursuant to the CBM Merger Agreement and subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the CBM Merger Agreement, Merger Sub would merge with and into CBM (the “Merger”), with CBM continuing as the surviving corporation in the Merger. Subject to the terms and conditions set forth in the CBM Merger Agreement, at the Effective Time, it was contemplated that: (i) all shares of capital stock of CBM (the “CBM Stock”) issued and outstanding immediately prior to the Effective Time would be converted into the right to receive the Stockholder Merger Consideration (as defined below).

As consideration for the Merger, it was agreed that the Company would deliver to the stockholders of CBM an aggregate of 3,529,412 shares of Company common stock (the “Stockholder Merger Consideration”), with each share of Company common stock valued at $4.68 per share. At or prior to the Closing, the Company, the Stockholder Representative, and a mutually agreeable escrow agent (the “Escrow Agent”), would enter into an Escrow Agreement, effective as of the Effective Time, in form and substance reasonably satisfactory to the parties (the “Escrow Agreement”), pursuant to which the Company shall deposit with the Escrow Agent 352,942 shares from the Stockholder Merger Consideration otherwise deliverable to the stockholders of CBM who own beneficially and of record greater than 10% of the CBM common stock issued and outstanding immediately prior to the Closing (each a “Significant Company Stockholder”) (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”), to be held in a segregated escrow account (the “Escrow Account”) and disbursed by the Escrow Agent. Each stockholder of CBM Stockholder at the Effective Time (each, a “CBM Stockholder”) would receive its pro rata share of the Stockholder Merger Consideration (less, in the case of each of the Significant Company Stockholders, its pro rata portion of the Escrow Shares held in the Escrow Account) based on the number of shares of CBM Stock owned by such CBM Stockholder as compared to the total number of shares of CBM Stock owned by all CBM Stockholders as of immediately prior to the Effective Time. The Escrow Shares would serve as a security for, and a source of payment of, the indemnity rights of the Company indemnified parties.

In the event that the CBM Merger Agreement was to be terminated by the Company pursuant to certain sections of the agreement, then the Company might have been required to deliver to CBM certificate(s) representing an aggregate of 94,118 shares of the Company’s Common Stock within two (2) business days of termination (the “Termination Fee”).

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As discussed further in Note 9, on May 15, 2019, the Company restructured the proposed terms of the transaction. See Note 9 for additional details.

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

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. The Company’s working capital amounted to approximately $0.9 million at March 31, 2019. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2019, condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 12, 2019.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the valuation of investments and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Significant Accounting Policies

Other than as described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 12, 2019.

Net Loss per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders includes the effect of the deemed capital contribution on extinguishment of preferred stock and the deemed dividend related to the immediate accretion of beneficial conversion feature of convertible preferred stock. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2019 and 2018 are as follows:

	As of March 31,
	2019	2018
Convertible preferred stock	688	688
Warrants to purchase common stock	285,273	294,072
Options to purchase common stock	109,387	112,630
Total	395,348	407,390

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company does not have any long-term leases, therefore the adoption of this standard on January 1, 2019 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire   instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 on January 1, 2019 and the adoption did not have an impact on the Company’s condensed consolidated financial statements

Note 4. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2019 and 2018, which are recorded as a component of other (expenses) income on the consolidated statements of operations, are as follows ($ in thousands):

	For the Three Months Ended March 31,
	2019	2018
Realized gain (loss)	$(73)	$(99)
Unrealized gain (loss)	148	(58)
Dividend income	17	33
	$92	$(124)

Note 5. Investment in Hoth Therapeutics, Inc.

On February 20, 2019, Hoth closed its initial public offering (“IPO) of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share. All shares of common stock were offered by Hoth.

In February 2019, the Company purchased 35,714 shares of Hoth’s common stock for a total value of $0.2 million.

The Company records this investment at fair value and records any change in fair value in the statements of operations (see Note 6).

The Company owns 1,735,714 shares of Hoth common shares as of March 31, 2019. The fair value of Hoth common shares as of March 31, 2019 was $8.9 million based on the closing price of $5.15 reported on The Nasdaq Capital Market as of March 31, 2019.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2019 and December 31, 2018 ($ in thousands):

	Fair value measured at March 31, 2019
	Total at March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$1,256	$1,256	$—	$—
Investments in Hoth	$8,939	$8,939	$—	$—

Liabilities
Fair value of warrant liabilities	$135	$—	$—	$135

The table above excludes the Company’s investment in DatChat for $1.0 million and its investment in Mellow Scooters for $0.1 million as of March 31, 2019. Such investments were recorded on adjusted cost method measurement alternative in accordance with ASU 2016-01.

	Fair value measured at December 31, 2018
	Total at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$2,700	$2,700	$—	$—
Investments in Hoth	$9,214	$—	$—	$9,214

Liabilities
Fair value of warrant liabilities	$82	$—	$—	$82

Due to the Hoth’s IPO in February 2019, the Company’s investment in Hoth was transferred from Level 3 to Level 1   during the three months ended March 31, 2019 and there were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2018.

Level 3 Valuation Techniques - Liabilities

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of March 31, 2019 and December 31, 2018 is as follows:

Date of valuation	March 31, 2019	December 31, 2018
Risk-free interest rate	2.27%	2.48%
Expected volatility	100.00% - 103.05%	72.03% - 103.13%
Contractual life (in years)	1.69-1.81	1.94-2.06

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	March 31, 2019	March 31, 2018
Beginning balance	$82	$822
Fair value adjustment of warrant liabilities	53	(188)
Ending balance	$135	$634

Note 7. Stockholders’ Equity and Convertible Preferred Stock

Warrants

A summary of warrant activity for the three months ended March 31, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	294,072	$38.15	1.92
Expired	(8,799)	—	—
Outstanding as of March 31, 2019	285,273	$24.63	1.67

Stock Options

A summary of option activity under the Company’s stock option plan for the three months ended March 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of December 31, 2018	124,381	$209.22	4.8	$—
Employee options expired	(14,994)	—	—	—
Outstanding as of March 31, 2019	109,387	$173.51	5.2	$—
Options vested and expected to vest	109,387	$173.51	5.2	$—
Options vested and exercisable	103,504	$183.12	5.0	$—

Stock-based compensation associated with the amortization of stock option expense was approximately $6,000 and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Stock-based Compensation

Stock-based compensation for the three months ended March 31, 2019 and 2018 was comprised of the following ($ in thousands):

	For the Three Months Ended March 31,
	2019	2018
Non-employee restricted stock awards	$—	$80
Employee stock option awards	6	108
Total compensation expense	$6	$188

Note 8. Commitments and Contingencies

Office lease

The Company leases office space in New York, NY, on a month to month basis, that commenced on August 1, 2018, for approximately $3,500 a month. The Company also leases office space in Longview, TX that commenced January 1, 2018, for approximately $2,000 a month.   During the year 2018, the Company leased office space in Williamsburg, VA for approximately $500 a month. This lease commenced on May 15, 2018 and was terminated by the Company on April 30, 2019. Rent expense for the three months ended March 31, 2019 and 2018 was approximately $21,000 and $22,000, respectively. The initial lease term is 12 months. In according with ASC 842, this lease meets the definition of a short term lease.

Legal Proceedings

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of technology. From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. The Company knows of no pending material claims or legal matters against it as of the date of this report.

Counterclaims

In the ordinary course of business, the Company, or with its wholly-owned subsidiaries or monetization partners, will initiate litigation against parties whom it believes have infringed on its intellectual property rights and technologies. The initiation of such litigation exposes the Company to potential counterclaims initiated by the defendants. Currently, there are no counterclaims pending against the Company. In the event such counterclaims are filed, the Company can provide no assurance that the outcome of these claims will not have a material adverse effect on its financial position and results from operations.

Note 9. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than disclosed.

On May 10, 2019, the Company effected the Reverse Stock Split. The Reverse Stock Split, which was approved by the Company’s board of directors under authority granted by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders held on April 15, 2019, was consummated pursuant to the Certificate of Amendment.

Pursuant to a Share Purchase Agreement, dated as of May 15, 2019, the Company agreed to purchase: (i) 50,000 shares of CBM and (ii) certain securities and uncertificated rights of DatChat from an existing shareholder of CBM and DatChat, for an aggregate purchase price of $350,000.  The investment represents a 20% interest in CBM, and the securities and rights of DatChat that were purchased include: (a) a senior convertible note issued by DatChat with outstanding principal of $300,000, with an initial conversion rate of $0.20 per share (b) a warrant to purchase 2,250,000 shares of DatChat common stock at an initial exercise price of $0.20 per share, (c) an option to acquire an additional $300,000 senior convertible note and a warrant to purchase 1,500,000 shares of DatChat common stock, (d) a contingent option to purchase 500,000 shares of DatChat common stock from an existing DatChat stockholder, and (e) a contingent option to put 200,000 shares of DatChat common stock, subject to certain terms and conditions. The transaction is expected to close within 10 business days of the execution of the agreement.

On May 15, 2019, the Company restructured the terms of its proposed merger with CBM and entered into an Asset Purchase Agreement (the “APA”) with CBM, whereby the Company agreed to purchase CBM’s Purchased Assets (as defined in the APA), including, among other things, a license agreement relating to certain technologies in the areas of acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL), acral lentiginous melanoma and pancreatic cancer, university contracts, and contracts with a chief scientist and an advisory board (the “Purchase” or “Asset Acquisition”).

In connection with the execution of the APA, the CBM Merger Agreement was terminated and any and all termination fees thereunder have been waived.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As consideration for the Purchase, the Company agreed to pay aggregate consideration of $8,000,000 to CBM consisting of (i) an aggregate number of shares of Common Stock equal to $7,000,000 (the “Stock Consideration”) comprised of (A) an aggregate number of shares of Common Stock equal to 9.9% of the issued and outstanding shares of Common Stock as of the Closing Date (as defined in the APA) (the “Common Stock Consideration”) based on a per share purchase price of $3.61, subject to adjustment (the “Buyer Common Stock Price”), which ultimately limits CBM’s maximum voting control of the Company to 9.9% of the Company’s issued and outstanding Common Stock, and (B) such number of shares of nonvoting Series L convertible preferred stock as shall be equal to the Stock Consideration less the value of the shares of Common Stock comprising the Common Stock Consideration, with each share constituting the Stock Consideration valued at the Buyer Common Stock Price, and (ii) cash consideration in the amount of $1,000,000 (the “Cash Consideration Amount”, and together with the Stock Consideration, the “Purchase Consideration”), less the sum of (A) the amount of any Affiliate Receivables (as defined in the APA), (B) the amount of the outstanding Indebtedness (as defined in the APA) as of the Closing Date, if any, to the applicable creditor(s), (C) the amount of the unpaid Transaction Expenses (as defined in the APA) as of the Closing Date, if any, to the applicable payee, and (D) the amount of unpaid Transaction Bonuses (as defined in the APA), if any, to the recipients thereof. The Cash Consideration Amount from the Purchase Consideration is held back and becomes payable to CBM upon the consummation by the Company of the first Qualified Financing (as defined in the APA) after the Closing Date. Upon consummation of a Qualified Financing by the Company, the Company will retain the first $2,000,000 of gross proceeds received in connection with such Qualified Financing and CBM will receive 100% of the gross proceeds of such Qualified Financing received by the Company in excess of $2,000,000 as well as the gross proceeds of any subsequent equity financings by the Company until the Cash Consideration Amount is satisfied in full.

The Company is prohibited from issuing shares of Common Stock under the APA which, when aggregated with any other shares of Common Stock of the Company, would exceed 19.99% shares of Common Stock of the Company, unless and until shareholder approval of the issuance of the Common Stock is approved. Upon the execution of the APA, the Company and CBM agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, and waived the Termination Fee.

Additionally, at or prior to the Closing, the Company, the Stockholder Representative, and a mutually agreeable escrow agent (the “Escrow Agent”), shall enter into an Escrow Agreement, effective as of the Effective Time, in form and substance reasonably satisfactory to the parties (the “Escrow Agreement”), pursuant to which the Company shall deposit with the Escrow Agent 10% of the Stock Consideration (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”), to be held in a segregated escrow account (the “Escrow Account”) and disbursed by the Escrow Agent. Each stockholder of CBM (each, a “CBM Stockholder”) shall receive its pro rata share of the Stock Consideration based on their percentage ownership of CBM. The Escrow Shares shall serve as a security for, and a source of payment of, the indemnity rights of the Company indemnified parties.

The obligations of the Company and CBM to consummate the transaction are subject to: (i) (a) all necessary approvals being obtained by relevant governmental authorities, third parties, and the shareholders of the Company and CBM, (b) the absence of any Law (as defined in the APA) being enacted, issued, promulgated, enforced or entered, or any Order (as defined in the APA) by a Governmental Authority which makes the transaction illegal, and (c) no pending Action (as defined in the APA) being brought by a third-party non-Affiliate (as defined in the APA) to enjoin or restrict the transaction; and (dii) certain customary closing conditions, including but not limited to the accuracy of certain representations and warranties, the performance in all material respects of each parties’ obligations, agreements and covenants under the APA, and no Material Adverse Effect having occurred with respect to either the Company or CBM since the date of the APA.

The APA may be terminated (i) by mutual written consent of the Company and CBM, (ii) by written notice by the Company or CBM if any of the conditions to Closing (as defined in the APA) are not satisfied or waived by September 30, 2019 (unless a condition to Closing is due to breach or violation of the Company or CBM of any representation, warranty, covenant or obligation under the APA), (iii) by written notice by the Company or CBM if a Governmental Authority (as defined in the APA) has issued an Order (as defined in the APA) or taken action restraining, enjoining or prohibiting the transactions contemplated by the APA (unless a condition to Closing is due to breach or violation of the Company or CBM of any representation, warrant, covenant or obligation under the APA), (iv) by written notice of the Company if there is has been an incurable material breach by CBM of any of its representations, warranties, covenants or obligations, (v) by written notice of CBM if there is or has been an incurable material breach by the Company of any of its representations, warranties, covenants or obligations, or (vi) by written notice by the Buyer if there shall have been a Material Adverse Effect (as defined in the APA) on the Company following the date of the APA.

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

Since March 1, 2013, the Company has received limited funds from its IP monetization. In addition to our patent monetization efforts, since the fourth quarter of 2017, we have been transitioning to a technology development company. The Company made no investments in new IP during 2017 and 2018 and started the transition with its investment in Hoth Therapeutics, Inc. during the 3rd quarter of 2017, and with its agreement with DatChat, Inc. (“DatChat”) in March 2018 (which was subsequently terminated in August 2018).

Pursuant to a Share Purchase Agreement, dated as of May 15, 2019, the Company agreed to purchase: (i) 50,000 shares of CBM BioPharma, Inc. and (ii) certain securities and uncertificated rights of DatChat from an existing shareholder of CBM and DatChat for an aggregate purchase price of $350,000. The investment represents a 20% interest in CBM, and the securities and rights of DatChat that were purchased include: (a) a senior convertible note issued by DatChat with outstanding principal of $300,000, with an initial conversion rate of $0.20 per share (b) a warrant to purchase 2,250,000 shares of DatChat common stock at an initial exercise price of $0.20 per share, (c) an option to acquire an additional $300,000 senior convertible note and a warrant to purchase 1,500,000 shares of DatChat common stock, (d) a contingent option to purchase 500,000 shares of DatChat common stock from an existing DatChat stockholder, and (e) a contingent option to put 200,000 shares of DatChat common stock, subject to certain terms and conditions . The transaction is expected to close within 10 business days of the execution of the agreement.

In October 2018, the Company entered into an agreement and plan of merger, subject to shareholder approval, with CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments, pursuant to which all shares of capital stock of CBM will be converted into the right to receive an aggregate of 3,529,411 shares of the Company’s common stock with CBM continuing as the surviving corporation in the merger.

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

Hoth’s common stock commenced trading on The Nasdaq Capital Market, on February 15, 2019 under the ticker symbol “HOTH”.  The IPO closed on February 20, 2019. As of the date of this report, the Company and its affiliates own approximately 19% of Hoth.

On May 15, 2019, the Company restructured the terms of its proposed merger with CBM as agreed to in an Agreement and Plan of Merger dated October 10, 2018 (the “CBM Merger Agreement”) and entered into an Asset Purchase Agreement (the “APA”) with CBM, whereby the Company purchased CBM’s Purchased Assets (as defined in the APA), including, among other things, a license agreement relating to certain technologies in the areas of acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL), acral lentiginous melanoma and pancreatic cancer, university contracts, and contracts with a chief scientist and an advisory board (the “Purchase” or “Asset Acquisition”).

In connection with the execution of the APA, the CBM Merger Agreement was terminated and any and all termination fees thereunder have been waived.

As consideration for the Purchase, the Company agreed to pay aggregate consideration of $8,000,000 to CBM consisting of (i) the Stock Consideration comprised of (A) the Common Stock Consideration based on a per share purchase price of $3.61, subject to adjustment (the “Buyer Common Stock Price”), which ultimately limits CBM’s maximum voting control of the Company to 9.9% of the Company’s issued and outstanding Common Stock, and (B) such number of shares of nonvoting Series L convertible preferred stock as shall be equal to the Stock Consideration less the value of the shares of Common Stock comprising the Common Stock Consideration, with each share constituting the Stock Consideration valued at the Buyer Common Stock Price, and (ii) the Cash Consideration Amount, less the sum of (A) the amount of any Affiliate Receivables (as defined in the APA), (B) the amount of the outstanding Indebtedness (as defined in the APA) as of the Closing Date, if any, to the applicable creditor(s), (C) the amount of the unpaid Transaction Expenses (as defined in the APA) as of the Closing Date, if any, to the applicable payee, and (D) the amount of unpaid Transaction Bonuses (as defined in the APA), if any, to the recipients thereof. The Cash Consideration Amount from the Purchase Consideration is held back and becomes payable to CBM upon the consummation by the Company of the first Qualified Financing (as defined in the APA) after the Closing Date. Upon consummation of a Qualified Financing by the Company, the Company will retain the first $2,000,000 of gross proceeds received in connection with such Qualified Financing and CBM will receive 100% of the gross proceeds of such Qualified Financing received by the Company in excess of $2,000,000 as well as the gross proceeds of any subsequent equity financings by the Company until the Cash Consideration Amount is satisfied in full.

The Company is prohibited from issuing shares of Common Stock under the APA which, when aggregated with any other shares of Common Stock of the Company, would exceed 19.99% shares of Common Stock of the Company, unless and until shareholder approval of the issuance of the Common Stock is approved. Upon the execution of the APA, the Company and CBM agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, and waived the Termination Fee.

Additionally, at or prior to the Closing, the Company, the Stockholder Representative, and a mutually agreeable escrow agent (the “Escrow Agent”), shall enter into an Escrow Agreement, effective as of the Effective Time, in form and substance reasonably satisfactory to the parties (the “Escrow Agreement”), pursuant to which the Company shall deposit with the Escrow Agent 10% of the Stock Consideration (including any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”), to be held in a segregated escrow account (the “Escrow Account”) and disbursed by the Escrow Agent. Each stockholder of CBM (each, a “CBM Stockholder”) shall receive its pro rata share of the Stock Consideration based on their percentage ownership of CBM. The Escrow Shares shall serve as a security for, and a source of payment of, the indemnity rights of the Company indemnified parties.

The obligations of the Company and CBM to consummate the transaction are subject to: (a) all necessary approvals being obtained by relevant governmental authorities, third parties, and the shareholders of the Company and CBM, (b) the absence of any Law (as defined in the APA) being enacted, issued, promulgated, enforced or entered, or any Order (as defined in the APA) by a Governmental Authority which makes the transaction illegal, and (c) no pending Action (as defined in the APA) being brought by a third-party non-Affiliate (as defined in the APA) to enjoin or restrict the transaction; and (d) certain customary closing conditions, including but not limited to the accuracy of certain representations and warranties, the performance in all material respects of each parties’ obligations, agreements and covenants under the APA, and no Material Adverse Effect having occurred with respect to either the Company or CBM since the date of the APA.

The APA may be terminated (i) by mutual written consent of the Company and CBM, (ii) by written notice by the Company or CBM if any of the conditions to Closing (as defined in the APA) are not satisfied or waived by September 30, 2019 (unless a condition to Closing is due to breach or violation of the Company or CBM of any representation, warranty, covenant or obligation under the APA), (iii) by written notice by the Company or CBM if a Governmental Authority (as defined in the APA) has issued an Order (as defined in the APA) or taken action restraining, enjoining or prohibiting the transactions contemplated by the APA (unless a condition to Closing is due to breach or violation of the Company or CBM of any representation, warrant, covenant or obligation under the APA), (iv) by written notice of the Company if there is has been an incurable material breach by CBM of any of its representations, warranties, covenants or obligations, (v) by written notice of CBM if there is has been an incurable material breach by the Company of any of its representations, warranties, covenants or obligations, or (v) by written notice by the Buyer if there shall have been a Material Adverse Effect (as defined in the APA) on the Company following the date of the APA.

On May 10, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-4.25 (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by the Company’s board of directors under authority granted by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders held on April 15, 2019, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on May 9, 2019 (the “Certificate of Amendment”). The Reverse Stock Split was effective at 12:01 a.m., Eastern Standard Time, on May 10, 2019 (the “Effective Date”).  Unless the context otherwise requires, all references in this report to shares of our common stock, including prices per share of our common stock, reflect the Reverse Stock Split.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

During the three months ended March 31, 2019 and 2018, we incurred a loss from operations of approximately $0.7 million and $1.6 million, respectively. The decrease in net loss in the 2019 period was primarily attributed to $0.3 decrease in amortization of patent portfolio, $0.2 million decrease in professional fees, $0.1 million decrease in acquisition costs and $0.2 million decrease in compensation and related expenses.

During the three months ended March 31, 2019, other expenses was approximately $0.4 million as compared to approximately $91,000 of other income for the comparable prior period. The increase of other expenses was primarily attributed to a $0.5 million decrease in change in fair value of warrant liabilities and investments recorded at fair value.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from our past debt and equity offerings,
●	seeking additional funds raised through the sale of additional securities in the future,
●	seeking additional liquidity through credit facilities or other debt arrangements, and
●	increasing revenue from its patent portfolios, license fees and new business ventures.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis.  Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. Our working capital amounted to approximately $0.9 million at March 31, 2019. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Cash Flows from Operating Activities - For the three months ended March 31, 2019 and 2018, net cash used in operations was approximately $0.9 million and $1.1 million, respectively. The cash used in operating activities for the three months ended March 31, 2019 primarily resulted from a net loss of $1.1 million, and partially offset by change in fair value of investment of $0.5 million. The cash used in operating activities for the three months ended March 31, 2018 primarily resulted from a net loss of $1.5 million, and partially offset by amortization expenses of $0.3 million.

Cash Flows from Investing Activities - For the three months ended March 31, 2019 and 2018, net cash provided by investing activities was approximately $1.3 million and net cash used in investing activities was approximately $1.8 million, respectively. The cash provided by investing activities primarily resulted from our sale of marketable securities for the three months ended March 31, 2019 of $4.4 million, partially offset by our purchase of marketable securities of $2.8 million. The cash used in investing activities primarily resulted from our purchase of marketable securities for the three months ended March 31, 2018 of $5.3 million, partially offset by our sale of marketable securities of $3.6 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the three months ended March 31, 2019 was $0. Cash provided by financing activities for the three months ended March 31, 2018 was approximately $2.7 million, which related to issuance of common stock.

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

With respect to the quarter ended March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.           Other Information

Item 1.           Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. We know of no pending material claims or legal matters against us as of the date of this report.

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

Item 1A.        Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in other reports we file with the SEC, and below.

We are exploring and evaluating strategic alternatives and there can be no assurance that we will be successful in identifying, or completing any strategic alternative or that any such strategic alternative will yield additional value for shareholders.

Our management and Board of Directors has commenced a review of strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. For example, on October 10, 2018, we entered into an agreement and plan of merger with CBM BioPharma, Inc. (“CBM”), pursuant to which all shares of capital stock of CBM will be converted into 3,529,411 shares of the Company’s common stock, which on May 15, 2019, we restructured by way of the APA, pursuant to which the Company agreed to purchase CBM’s Purchased Assets (as defined in the APA) for the Purchase Consideration. CBM is a privately held pharmaceutical company focused on the development of cancer treatments. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction, and there can be no assurance that the transaction with CBM will close. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

We may be unsuccessful at integrating future acquisitions.

If we find appropriate opportunities in the future, we may acquire businesses to strategically increase the number of patents in our portfolio and pursue monetization. For example, on June 30, 2017, we acquired a stake in Hoth Therapeutics, Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema. Hoth has a sublicense from Chelexa Biosciences, Inc. to use Chelexa’s BioLexa products for the treatment of eczema and such sublicense includes the right to further sublicense to third parties to make, use, have made, import, offer for sale and sell BioLexa products. There can be no guarantee that Hoth will be successful in its efforts to monetize its sublicense agreement with Chelexa. In addition, on March 12, 2018, we entered into an agreement and plan of merger with DatChat, pursuant to which we were going to acquire 100% ownership of DatChat, which is a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, which we subsequently terminated on August 8, 2018. Most recently, on October 10, 2018, we entered into an agreement and plan of merger with CBM, pursuant to which CBM will be the surviving corporation in the merger, which on May 15, 2019, we restructured by way of the APA, pursuant to which the Company agreed to purchase CBM’s Purchased Assets (as defined in the APA) for the Purchase Consideration. There can be no guarantee that we will be successful in closing the transaction contemplated by the agreement with CBM or that we will be successful in managing the operations of CBM, which is in the early stages of development of cancer treatments.

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

If the CBM Asset Acquisition is completed, the Company may not be able to successfully integrate the business of CBM and realize the anticipated benefits of the Asset Acquisition.

Realization of the anticipated benefits of the CBM asset acquisition will depend on our ability to successfully integrate our businesses and operations with CBM. We will be required to devote significant management attention and resources to integrating its business practices, operations, and support functions. The process of integrating CBM’s operations could cause an interruption of, or loss of momentum in, our business and financial performance, and in CBM’s business and financial performance as well. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, financial results.

Our stockholders will have a reduced ownership and voting interest after the Asset Acquisition and will exercise less influence over our management and policies than they did prior to the Asset Acquisition.

Our stockholders currently have the right to vote in the election of our board of directors on other matters affecting us. When, and if the Asset Acquisition occurs, because of the issuance of shares of common stock to the CBM shareholders, our current stockholders will hold a percentage ownership of the post-acquisition company that is much smaller than the stockholder’s current percentage ownership of ours. Because of this, our current stockholders will have less influence over the management and policies of the Company than they now have after the consummation of the Asset Acquisition.

The CBM Asset Acquisition is subject to certain conditions to closing that could result in the Asset Acquisition not being completed or being delayed, either of which could negatively impact its stock price and future business and results of operations.

Completion of the Asset Acquisition is subject to a number of customary conditions, including, but not limited to, the approval of the Asset Acquisition Agreement by our stockholders. In addition, if any governmental authority shall have enacted, issued, promulgated or enforced any law or order which has the effect of making the transactions or agreements contemplated by the Asset Acquisition Agreement illegal or which otherwise prevents or prohibits consummation of the transactions contemplated by the Asset Acquisition Agreement, CBM may elect not to consummate the Asset Acquisition. There is no assurance that we will satisfy the conditions necessary for completion of the Asset Acquisition. If any of the conditions to the Asset Acquisition are not satisfied or, where waiver is permissible, waived, the Asset Acquisition will not be consummated. Failure to complete the Asset Acquisition would prevent us from realizing the anticipated benefits of the Asset Acquisition. We have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the Asset Acquisition. In the event that the Asset Acquisition is not completed, we will remain liable for these costs and expenses. In addition, the current market price of our common stock may reflect a market assumption that the Asset Acquisition will occur, and a failure to complete the Asset Acquisition could result in a negative perception by the market of ours generally and a resulting decline in the market price of our common stock. The market price may also decline if the market disapproves of the Asset Acquisition. Any delay in the consummation of the Asset Acquisition or any uncertainty about the consummation of the Asset Acquisition could also negatively impact our stock price and future business and results of operations. The Asset Acquisition may not be consummated, there may be a delay in the consummation of the Asset Acquisition or the Asset Acquisition may not be consummated on the terms contemplated by the Asset Acquisition Agreement.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.           Other Information

Pursuant to a Share Purchase Agreement, dated as of May 15, 2019, the Company agreed to purchase: (i) 50,000 shares of CBM and (ii) certain securities and uncertificated rights of DatChat from an existing shareholder of CBM and DatChat for an aggregate purchase price of $350,000.  The investment represents a 20% interest in CBM, and the securities and rights of DatChat that were purchased include: (a) a senior convertible note issued by DatChat with outstanding principal of $300,000, with an initial conversion rate of $0.20 per share (b) a warrant to purchase 2,250,000 shares of DatChat common stock at an initial exercise price of $0.20 per share, (c) an option to acquire an additional $300,000 senior convertible note and a warrant to purchase 1,500,000 shares of DatChat common stock, (d) a contingent option to purchase 500,000 shares of DatChat common stock from an existing DatChat stockholder, and (e) a contingent option to put 200,000 shares of DatChat common stock, subject to certain terms and conditions. The transaction is expected to close within 10 business days of the execution of the agreement.

Additionally, on May 15, 2019, the Company restructured the terms of its proposed merger with CBM and entered into an Asset Purchase Agreement with CBM, whereby the Company purchased agreed to purchase CBM’s Purchased Assets (as defined in the APA), including, among other things, a license agreement, university contracts, and contracts with a chief scientist and an advisory board. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for a description of the restructuring of the proposed transaction with CBM.

Item 6.	Exhibits

10.1	Asset Purchase Agreement, dated May 15, 2019, by and between Spherix Incorporated and CBM Biopharma, Inc.
10.2	Form of Share Purchase Agreement, dated May 15, 2019, by and between Spherix Incorporated and the sellers signatory thereto.
31.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated

(Registrant)

Date: May 15, 2019	By: /s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)