Form 10-Q
period 2019-06-30
SPHERIX INC
filed 2019-08-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, there were 2,354,421 shares of common stock outstanding.

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2019

i

Part I. Financial Information

Item 1. Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$564	$17
Marketable securities	817	2,700
Prepaid expenses and other assets	106	188
Total current assets	1,487	2,905

Property and equipment, net	-	1
Investments	10,565	10,345
Total assets	$12,052	$13,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$232	$132
Accrued salaries and benefits	605	732
Warrant liabilities	8	82
Payable to DatChat	-	207
Total current liabilities	845	1,153

Total liabilities	845	1,153

Stockholders' equity
Series D: 4,725 shares issued and outstanding at June 30, 2019 and December 31, 2018; liquidation value of 0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at June 30, 2019 and December 31, 2018; liquidation value of 0.0001 per share	-	-
Common stock, 0.0001 par value, 100,000,000 shares authorized; 2,321,091 and 2,010,028 shares issued at June 30, 2019 and December 31, 2018; 2,321,088 and 2,010,025 shares outstanding at June 30, 2019 and December 31, 2018	-	-
Additional paid-in-capital	153,347	152,445
Treasury stock, at cost, 3 shares at March 31, 2019 and December 31, 2018	(264)	(264)
Accumulated deficit	(141,876)	(140,083)
Total stockholders' equity	11,207	12,098
Total liabilities and stockholders' equity	$12,052	$13,251

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating costs and expenses
Amortization of patent portfolio	$-	$343	$-	$681
Compensation and related expenses (including stock-based compensation)	175	342	356	697
Professional fees	548	395	947	992
Acquisition costs	66	66	77	211
Other selling, general and administrative	99	116	221	258
Total operating expenses	888	1,262	1,601	2,839
Loss from operations	(888)	(1,262)	(1,601)	(2,839)

Other (expenses) income
Other income (expenses) , net	(28)	(93)	64	(190)
Change in fair value of investment	145	680	(330)	680
Change in fair value of warrant liabilities	127	277	74	465
Total other income (expense)	244	864	(192)	955
Net income (loss)	$(644)	$(398)	$(1,793)	$(1,884)

Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$(0.30)	$(0.20)	$(0.87)	$(1.06)
Diluted	$(0.30)	$(0.20)	$(0.87)	$(1.06)

Weighted average number of shares outstanding, basic and diluted
Basic	2,124,631	2,008,382	2,067,645	1,780,199
Diluted	2,124,631	2,008,382	2,067,645	1,780,199

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended June 30, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2019	2,010,025	$-	5,559	$-	$152,451	3	$(264)	$(141,232)	$10,955
Issuance of common stock and prefunded common stock warrants, net of offering cost	221,000	-	-	-	787	-	-	-	787
Exercise of prefunded common stock warrants	201,961	-	-	-	-	-	-	-	-
Exchange of common shares for prefunded warrants	(115,269)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	3,371	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	109	-	-	-	109
Net income	-	-	-	-	-	-	-	(644)	(644)
Balance at June 30, 2019	2,321,088	$-	5,559	$-	$153,347	3	$(264)	$(141,876)	$11,207

For the Three Months Ended June 30, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2018	2,004,046	$-	5,559	$-	$152,313	3	$(264)	$(143,296)	$8,753
Stock-based compensation	5,979	-	-	-	98	-	-	-	98
Net loss	-	-	-	-	-	-	-	(398)	(398)
Balance at June 30, 2018	2,010,025	$-	5,559	$-	$152,411	3	$(264)	$(143,694)	$8,453

For the Six Months Ended June 30, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	2,010,025	$-	5,559	$-	$152,445	3	$(264)	$(140,083)	$12,098
Issuance of common stock and prefunded common stock warrants, net of offering cost	221,000	-	-	-	787	-	-	-	787
Exercise of prefunded common stock warrants	201,961	-	-	-	-	-	-	-	-
Exchange of common shares for prefunded warrants	(115,269)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	3,371	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	115	-	-	-	115
Net loss	-	-	-	-	-	-	-	(1,793)	(1,793)
Balance at June 30, 2019	2,321,088	$-	5,559	$-	$153,347	3	$(264)	$(141,876)	$11,207

For the Six Months Ended June 30, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2017	1,467,052	$-	5,559	$-	$149,425	3	$(264)	$(145,055)	$4,106
Issuance common stock in equity raise, net of offering cost	522,876	-	-	-	2,700	-	-	-	2,700
Stock-based compensation	20,097	-	-	-	286	-	-	-	286
Cumulative effect of the changes related to adoption of ASC 606	-	-	-	-	-			3,245	3,245
Net loss	-	-	-	-	-	-	-	(1,884)	(1,884)
Balance at June 30, 2018	2,010,025	$-	5,559	$-	$152,411	3	$(264)	$(143,694)	$8,453

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,793)	$(1,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	-	681
Change in fair value of investment	330	(680)
Change in fair value of warrant liabilities	(74)	(465)
Stock-based compensation	115	286
Depreciation expense	-	17
Realized loss on marketable securities	98	275
Unrealized loss (gain) on marketable securities	(138)	17
Changes in assets and liabilities:
Prepaid expenses and other assets	82	4
Accounts payable and accrued expenses	100	150
Accrued salaries and benefits	(127)	(103)
Payable to DatChat	(207)	-
Accrued lease liabilities	-	(48)
Net cash used in operating activities	(1,614)	(1,750)

Cash flows from investing activities
Purchase of marketable securities	(4,954)	(10,047)
Sale of marketable securities	6,878	9,119
Purchase of investments at fair value	(550)	(25)
Purchase of property and equipment	-	(16)
Net cash provided by (used in) investing activities	1,374	(969)

Cash flows from financing activities
Cash from issuance common stock, net of offering cost	787	2,700
Net cash provided by financing activities	787	2,700

Net increase (decrease) in cash and cash equivalents	547	(19)
Cash and cash equivalents, beginning of period	17	197

Cash and cash equivalents, end of period	$564	$178

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

Reverse Stock Split

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

CBM Asset Acquisition

Pursuant to a Share Purchase Agreement, dated as of May 15, 2019, the Company purchased 50,000 shares of CBM for $350,000.

In addition, on May 15, 2019, the Company restructured the terms of its proposed merger with CBM and entered into an Asset Purchase Agreement (the “APA”) with CBM. In connection with the execution of the APA, the agreement and plan of merger between with CBM, dated as of October 10, 2018, was terminated and any and all termination fees thereunder have been waived.

As consideration for the purchase, the Company agreed to pay aggregate consideration of $8.0 million to CBM consisting of an aggregate number of shares of common stock equal to $7.0 million (based upon a per share price of $3.61) and cash consideration in the amount of $1.0 million. The cash consideration is held back and becomes payable to CBM upon the consummation by the Company of the first sale by the Company of common stock, Series L convertible preferred stock or any other equity or equity-linked financing of Spherix to investors in one or more transactions for which Spherix receives aggregate gross proceeds of greater than $2,000,000 (a “Qualified Financing”) after the closing date, upon which the Company will retain the first $2,000,000 of gross proceeds received in connection with such Qualified Financing and CBM will receive 100% of the gross proceeds of such Qualified Financing received by the Company in excess of $2,000,000 as well as the gross proceeds of any subsequent equity financings by the Company until the cash consideration amount is satisfied in full.

The obligations of the Company and CBM to consummate the transaction are subject to: (a) all necessary approvals being obtained by relevant governmental authorities and third parties. The APA may be terminated (i) by mutual written consent of the Company and CBM, (ii) by written notice by the Company or CBM if any of the conditions to Closing (as defined in the APA) are not satisfied or waived by September 30, 2019. The transactions contemplated by the APA remain subject to shareholder approval of the Company and CBM.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. The Company’s working capital amounted to approximately $0.6 million at June 30, 2019. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain additional debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

Because of recurring operating losses and net operating cash flow deficits there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2019, condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 12, 2019.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported expenses during the period. The Company’s significant estimates and assumptions include the valuation of investments and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of its investments, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Significant Accounting Policies

Other than as described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 12, 2019.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Net Income Loss per Share

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2019 and 2018 are as follows:

	As of June 30,
	2019	2018
Convertible preferred stock	688	688
Warrants to purchase common stock	285,273	294,072
Options to purchase common stock	100,407	124,396
Total	386,368	419,156

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

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2019 and 2018, which are recorded as a component of other (expenses) income on the consolidated statements of operations, are as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Realized gain (loss)	$(25)	$(177)	$(98)	$(275)
Unrealized gain (loss)	(10)	41	138	(17)
Dividend income	7	44	24	78
	$(28)	$(92)	$64	$(214)

Note 5. Investment in Hoth Therapeutics, Inc.

On February 20, 2019, Hoth closed its initial public offering (“IPO) at an initial offering price to the public of $5.60 per share.  The Company records this investment at fair value and records any change in fair value in the statements of operations (see Note 6). The following summarizes the Company investment in Hoth:

Security Name	Shares Owned as of June 30, 2019	Fair value per Share as of June 30, 2019	Fair value as of June 30, 2019 (in thousands)
HOTH	1,735,714	$5.81	$10,084

The fair value of Hoth common shares as of June 30, 2019 was based on the closing price of $5.81 reported on The Nasdaq Capital Market as of June 28, 2019.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2019 and December 31, 2018 ($ in thousands):

	Fair value measured at June 30, 2019
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$817	$817	$-	$-
Investments in Hoth	$10,084	$10,084	$-	$-

Liabilities
Fair value of warrant liabilities	$8	$-	$-	$8

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In May 2019, the Company purchased a senior convertible note issued by DatChat with outstanding principal of $300,000, with an initial conversion rate of $0.20 per share (b) a warrant to purchase 2,250,000 shares of DatChat common stock at an initial exercise price of $0.20 per share, (c) an option to acquire an additional $300,000 senior convertible note and a warrant to purchase 1,500,000 shares of DatChat common stock, (d) a contingent option to purchase 500,000 shares of DatChat common stock from an existing DatChat stockholder, and (e) a contingent option to put 200,000 shares of DatChat common stock. The aggregate purchase price was nominal. As a result of the nominal purchase price associated with is transaction, the Company reviewed its existing holdings in DatChat and reduced its existing carrying amount from $1.0 million to $0.

The table above excludes the Company’s investment in Mellow Scooters for $0.1 million and its other investments for $0.1 million as of June 30, 2019. Such investments were recorded on adjusted cost method measurement alternative in accordance with ASU 2016-01.

	Fair value measured at December 31, 2018
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$2,700	$2,700	$-	$-
Investments in Hoth	$9,214	$-	$-	$9,214

Liabilities
Fair value of warrant liabilities	$82	$-	$-	$82

Due to the Hoth’s IPO in February 2019, the Company’s investment in Hoth was transferred from Level 3 to Level 1 during the six months ended June 30, 2019 and there were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2018.

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of June 30, 2019 and December 31, 2018 is as follows:

Date of valuation	June 30, 2019	December 31, 2018
Risk-free interest rate	1.75% - 1.92%	2.48%
Expected volatility	67.11% - 100.00%	72.03% - 103.13%
Contractual life (in years)	1.44-2.00	1.94-2.06
Expected dividend yield	-	-

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	June 30, 2019	June 30, 2018
Beginning balance	$82	$822
Fair value adjustment of warrant liabilities	(74)	(465)
Ending balance	$8	$357

Note 7. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

Registered Common Stock and Warrant Financing

On May 29, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the sale by the Company of 221,000 shares of the Company’s common stock, at a purchase price of $2.60 per share, and pre-funded common stock purchase warrants to purchase up to 86,692 shares of common stock at a purchase price of $2.5999 per Warrant, which represents the per share purchase price, less a $0.0001 per share exercise price for each of the warrants (“Penny Warrants”). The Company sold the shares and warrants for net proceeds of approximately $787 thousand which transaction closed on May 31, 2019.

Common Stock Warrant Exchange

On June 6, 2019, the Company entered into an amendment to the Purchase Agreement, pursuant to which the Purchaser surrendered an aggregate of 115,269 shares to the Company and the Company issued 115,269 Penny Warrants to the Purchaser in order to limit the Purchaser’s beneficial ownership.

The exchange of 115,269 Penny Warrants do not meet the definition of a derivative under ASC 815 because their fair value at issuance is equal to the fair value of the shares underlying the warrant. As such, they have the characteristics of a prepaid forward sale of equity. Since the shares underlying the Penny Warrants are issuable for little or no consideration, they are considered outstanding in the context of earnings per share, as discussed in ASC 260-10-45-13.

Warrants

A summary of warrant activity for the six months ended June 30, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	294,072	$38.15	$-	1.92
Issued	235,294	-	587,881	0.28
Exercised	(201,961)	-	504,882	-
Expired	(8,799)	476.66	-	-
Outstanding as of June 30, 2019	318,606	$22.05	82,999	1.43

On May 29, 2019, the Company entered into the Master Service Agreement (“MSA”) with a consultant, World Wide Holdings, LLC (“Consultant”). In consideration for services provided by Consultant, the Company paid to Consultant three warrants, with each warrant immediately exercisable for 33,333 shares of common stock with a $0.01 strike price. The first warrant of 33,333 was issued on June 28, 2019. The Company recorded $0.1 million in stock-based compensation during the three-month ended June 30, 2019 related to this arrangement.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Stock Options

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	124,381	$209.22	$-	4.8
Employee options expired	(23,664)	378.67	-	-
Non-employee options expired	(310)	571.71	-	-
Outstanding as of June 30, 2019	100,407	$169.21	$-	5.5
Options vested and expected to vest	100,407	$169.21	$-	5.5
Options vested and exercisable	100,407	$169.21	$-	5.5

Stock-based Compensation

Stock-based compensation for the three and six months ended June 30, 2019 and 2018 was comprised of the following ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Employee restricted stock awards	$-	$27	$-	$107
Employee stock option awards	2	71	8	179
Non-employee warrant awards	107	-	107	-
Total compensation expense	$109	$98	$115	$286

Note 8. Commitments and Contingencies

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

Note 9. Subsequent Events

On August 9, 2019, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright shares of the Company’s common stock having an aggregate offering price of up to $1.2 million (the “Shares”). The Company will pay H.C. Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares and have agreed to provide H.C.

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

Since March 1, 2013, the Company has received limited funds from its IP monetization. In addition to our patent monetization efforts, since the fourth quarter of 2017, we have been transitioning to a technology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s biotechnology research development includes investments in: (i) Hoth Therapeutics Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema, (ii) DatChat, Inc. (“DatChat”), a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, and (iii) a proposed acquisition of assets of CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments.

Pursuant to a Share Purchase Agreement, dated as of May 15, 2019, the Company purchased (i) 50,000 shares of common stock of CBM BioPharma, Inc. (“CBM”) and (ii) certain securities and uncertificated rights of DatChat from an existing shareholder of CBM and DatChat for an aggregate purchase price of $350,000. The investment represents a 20% interest in CBM, and the securities and rights of DatChat that were purchased include: (a) a senior convertible note issued by DatChat with outstanding principal of $300,000, with an initial conversion rate of $0.20 per share (b) a warrant to purchase 2,250,000 shares of DatChat common stock at an initial exercise price of $0.20 per share, (c) an option to acquire an additional $300,000 senior convertible note and a warrant to purchase 1,500,000 shares of DatChat common stock, (d) a contingent option to purchase 500,000 shares of DatChat common stock from an existing DatChat stockholder, and (e) a contingent option to put 200,000 shares of DatChat common stock, subject to certain terms and conditions .. The transaction closed on May 22, 2019.

On February 20, 2019, Hoth closing on its initial public offering of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share, which commenced trading on The Nasdaq Capital Market on February 15, 2019 under the symbol “HOTH”. As of the date of this report, the Company and its affiliates own approximately 19% of Hoth.

In October 2018, the Company entered into an agreement and plan of merger (the “CBM Merger Agreement”) with CBM, pursuant to which all shares of capital stock of CBM would be converted into the right to receive an aggregate of 3,529,411 shares of the Company’s common stock with CBM continuing as the surviving corporation in the merger. On May 15, 2019, the Company restructured the terms of its proposed merger with CBM and entered into an Asset Purchase Agreement (the “APA”) with CBM, whereby the Company purchased certain assets of CBM, including, among other things:

●	a License Agreement with Wake Forest University Health Sciences, dated as of April 17, 2018 relating to certain technologies in the areas of acute myeloid leukemia (AML), and acute lymphoblastic leukemia (ALL), which License Agreement includes the following patent rights:

○	U.S. Patent 6,670,341, titled “Compositions and methods for double-targeting virus infections and targeting cancer cells” issued December 30, 2003

○	U.S. Patent 7,026,469, titled “Compositions and methods for double-targeting virus infections and targeting cancer cells” issued April 11, 2006

○	U.S. Patent 7,309,696, titled “Novel phospholipid conjugates double-targeting HIV” issued December 18, 2007

○	U.S. Patent 7,638,528, titled “Compositions and methods for targeting cancer cells” issued December 29, 2009

○	U.S. Patent 8,138,200, titled “Compositions and methods for double-targeting virus infections and targeting cancer cells” issued March 20, 2012

●	a Patent License Agreement with the University of Texas at Austin on behalf of the Board of Regents of the University of Texas System, dated as of April 12, 2018, relating to certain technologies in the area of pancreatic cancer treatment, which Patent License Agreement includes the following patent rights:

○	US Patent 61/933,035, titled “Nucleobase Analogue Derivatives and their applications” filed January 29, 2014

○	PCT/US2015/013454, titled “Nucleobase analogue derivatives and their applications” filed January 29, 2015

○	US App 15/115,393, titled “Nucleobase analogue derivatives and their applications” filed January 29, 2015

●	consulting contract with CBM’s Chief Scientific Officer, entered into on July 23, 2018, pursuant to which the consultant is paid $50,000 annually

●	contracts with five Scientific Advisory Board members, pursuant to which each member is paid $20,000 annually.

As consideration for the Purchase, the Company agreed to pay aggregate consideration of $8,000,000 to CBM consisting of (i) an aggregate number of shares of common stock equal to $7,000,000 (the “Stock Consideration”) comprised of (A) an aggregate number of shares of common stock equal to 9.9% of the issued and outstanding shares of common stock as of the date that the acquisition closes (the “Closing Date”) (the “Common Stock Consideration”) based on a per share purchase price of $3.61, subject to adjustment (the “Buyer Common Stock Price”), which ultimately limits CBM’s maximum voting control of the Company to 9.9% of the Company’s issued and outstanding common stock, and (B) such number of shares of nonvoting Series L Preferred Stock as shall be equal to the Stock Consideration less the value of the shares of common stock comprising the Common Stock Consideration, with each share constituting the Stock Consideration valued at the Buyer Common Stock Price, and (ii) cash consideration in the amount of $1,000,000 (the “Cash Consideration Amount”, and together with the Stock Consideration, the “Purchase Consideration”). The Cash Consideration Amount from the Purchase Consideration is held back and becomes payable to CBM upon the consummation by the Company of the first sale by Spherix of common stock, Series L convertible preferred stock or any other equity or equity-linked financing of Spherix to investors in one or more transactions for which Spherix receives aggregate gross proceeds of greater than $2,000,000 (a “Qualified Financing”) after the Closing Date. Upon consummation of a Qualified Financing by the Company, the Company will retain the first $2,000,000 of gross proceeds received in connection with such Qualified Financing and CBM will receive 100% of the gross proceeds of such Qualified Financing received by the Company in excess of $2,000,000 as well as the gross proceeds of any subsequent equity financings by the Company until the Cash Consideration Amount is satisfied in full.

Upon the execution of the APA, the Company and CBM agreed to terminate the CBM Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, and waived that certain termination fee due to CBM pursuant to the CBM Merger Agreement.

Additionally, at or prior to the Closing, the Company, CBM, and a mutually agreeable escrow agent (the “Escrow Agent”), shall enter into an escrow agreement in form and substance reasonably satisfactory to the parties (the “Escrow Agreement”), pursuant to which the Company shall deposit with the Escrow Agent 10% of the Stock Consideration (including any equity securities paid in the future as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the (“Escrow Shares”), to be held in a segregated escrow account (the “Escrow Account”) and disbursed by the Escrow Agent. Such Escrow Shares shall be held in the Escrow Account for a period of six months following closing and shall serve as a security for, and a source of payment for, CBM’s obligations to the Company and its representatives and any successor or assign thereof under the APA. Any Escrow Shares remaining in escrow and not subject to pending indemnification claims after the six month escrow period expires shall be released from the Escrow Account and disbursed to CBM.

The obligations of the Company and CBM to consummate the transaction are subject to: (a) all necessary approvals being obtained by any relevant governmental authorities or any third parties, and the shareholders of the Company and CBM, (b) the absence of any law being enacted, issued, promulgated, enforced or entered, or any order by any federal or national, state or provincial, municipal or local government, governmental authority, regulatory or administrative agency, governmental commission, department, board, bureau, agency or instrumentality, political subdivision, court, tribunal, official arbitrator or arbitral body in each case whether domestic or foreign (each a “Governmental Authority”) which makes the transaction illegal, and (c) no pending action being brought by a third-party non-affiliate to enjoin or restrict the transaction; (d) the Company holding a special meeting of its stockholders to approve, among other things, the issuance of the Stock Consideration; and (e) certain customary closing conditions, including but not limited to the accuracy of certain representations and warranties, the performance in all material respects of each parties’ obligations, agreements and covenants under the APA, and no Material Adverse Effect having occurred with respect to either the Company or CBM since the date of the APA. “Material Adverse Effect” means, with respect to CBM, any event, fact, condition, change, circumstance, occurrence or effect, which, either individually or in the aggregate with all other events, facts, conditions, changes, circumstances, occurrences or effects, (a) has had, or would reasonably be expected to have, a material adverse effect on the business, operations, properties, prospects, assets, liabilities, value, condition (financial or otherwise), licenses or results of operations of CBM’s business or the Purchased Assets or the Assumed Liabilities or (b) does or would reasonably be expected to materially impair or delay the ability of CBM to perform its obligations under the APA and the ancillary documents or to consummate the transactions contemplated hereby and thereby; provided, however, that a Material Adverse Effect will not include any adverse effect or change resulting from any change, circumstance or effect relating to (A) the economy in general, (B) securities markets, regulatory or political conditions in the United States (including terrorism or the escalation of any war, whether declared or undeclared or other hostilities), (C) changes in applicable laws or generally accepted accounting principles or the application or interpretation thereof or (D) a natural disaster (provided, that in the cases of clauses (A) through (D), CBM’s business is not disproportionately affected by such event as compared to other similar companies and businesses in similar industries and geographic regions as CBM’s business).

The APA may be terminated (i) by mutual written consent of the Company and CBM, (ii) by written notice by the Company or CBM if any of the conditions to Closing are not satisfied or waived by December 31, 2019 (unless a condition to Closing is due to breach or violation of the Company or CBM of any representation, warranty, covenant or obligation under the APA), (iii) by written notice by the Company or CBM if a Governmental Authority has issued an order or taken action restraining, enjoining or prohibiting the transactions contemplated by the APA (unless a condition to Closing is due to breach or violation of the Company or CBM of any representation, warrant, covenant or obligation under the APA), (iv) by written notice of the Company if there is has been an incurable material breach by CBM of any of its representations, warranties, covenants or obligations, (v) by written notice of CBM if there is has been an incurable material breach by the Company of any of its representations, warranties, covenants or obligations, (vi) by written notice by the Buyer if there shall have been a Material Adverse Effect on the Company following the date of the APA, or (vii) by written notice by the Company or CBM in the event that Company’s stockholders did not approve the issuance of the Stock Consideration at a special meeting of Company .. In the event that the APA is terminated on or prior to December 31, 2019 (i) by CBM as a result of a material breach by the Company of any of its representations, warranties, covenants or agreements under the APA, which such breach is not cured within 20 days after written notice by CBM to the Company, or (ii) by either the Company or CBM in the event that the Company’s stockholders did not approve the issuance of the Stock Consideration at a duly held special meeting of the Company, the Company will issue to CBM or CBM’s designee an aggregate of 250,000 shares of the Company’s common stock (the “Buyer Termination Fee”) within two business days of termination, it being understood that in no event will CBM be entitled to the Buyer Termination Fee on more than one occasion.

In connection with the APA, at Closing, Spherix and CBM shall enter into that certain Leak-Out Agreement, whereby CBM will agree that for a period of 21 months following the Closing Date (such period, the “Restricted Period”), neither CBM nor any affiliate of CBM, collectively, shall sell, dispose or otherwise transfer, directly or indirectly, during any calendar month during the Restricted Period, shares acquired pursuant to the APA in an amount more than 5% of the issued and outstanding shares of Spherix common stock as of the end of each month immediately preceding any such disposition following the Closing Date. Such restriction shall be subject to certain exceptions, including but not limited to transfers of Stock Consideration to certain permitted transferees. Additionally, so long as the bid price of Spherix common stock is at or above $1.00 (subject to adjustment), CBM and its affiliates may sell shares: (a) at a bona-fide sales price greater than $4.25 (subject to adjustment), provided that sales on the applicable date (excluding sales made pursuant to clause (b) below, if any) do not exceed 20% of the trading volume of Spherix common stock as reported by Bloomberg, LP for such date or (b) at a bona-fide sales price greater than $5.00 (subject to adjustment). Additionally, CBM agrees that in the event that, during the Restricted Period, Spherix engages the services of an investment bank to undertake a registered offering of Spherix’s equity securities, if required by the lead investment bank, CBM shall enter into a reasonable and customary lock-up with such investment bank for a period of at least 30 days but no more than 90 days upon closing of the transaction, provided, that such lock-up shall in no event extend beyond the Restricted Period.

On May 30, 2019, the Company entered into Amendment No. 1 (the “Amendment”) to the APA, pursuant to which the APA was amended to include a termination fee whereby, in the event that the APA is terminated on or prior to December 31, 2019 (i) by CBM as a result of a material breach by the Company of any of its representations, warranties, covenants or agreements under the APA, which such breach is not cured within 20 days after written notice by CBM to the Company, or (ii) by either the Company or CBM in the event that the issuance of the equity portion of the consideration to be paid to CBM by the Company pursuant to the APA is not approved by the Company’s stockholders at a duly held special meeting of the Company, the Company will issue to CBM or CBM’s designee an aggregate of 250,000 shares of the Company’s Common Stock (the “Buyer Termination Fee”) within two business days of termination, it being understood that in no event will CBM be entitled to the Buyer Termination Fee on more than one occasion.

On May 10, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-4.25 (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by the Company’s board of directors under authority granted by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders held on April 15, 2019, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on May 9, 2019. the context otherwise requires, all references in this report to shares of our common stock, including prices per share of our common stock, reflect the Reverse Stock Split.

On May 29, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor (the “Purchaser”) pursuant to which the Company sold 221,000 shares (the “Shares”) of Common Stock at a purchase price of $2.60 per share, and pre-funded common stock purchase warrants to purchase up to 86,692 shares of Common Stock (the “Warrants”) at a purchase price of $2.5999 per Warrant, which represents the per Share purchase price, less a $0.0001 per share exercise price for each of the Warrants. The Company sold the Shares and Warrants for aggregate gross proceeds of approximately $799,991 which transaction closed on May 31, 2019. On June 6, 2019, the Company entered into an amendment (the “Amendment”) to the Purchase Agreement, pursuant to which the Purchaser surrendered an aggregate of 115,269 Shares to the Company and the Company issued an aggregate of 115,269 Warrants to the Purchaser in order to limit the Purchaser’s beneficial ownership in the Company to 4.99%. The Warrants are immediately exercisable for $0.0001 per share until exercised in full, except that a holder will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage upon notice to the Company, but in no event in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice. The Warrants may also be exercisable on a “cashless” basis. The Company received net proceeds of approximately $799,979 from the sale of the Shares and Warrants.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

During the three months ended June 30, 2019 and 2018, we incurred a loss from operations of approximately $0.9 million and $1.3 million, respectively. The decrease in net loss in the 2019 period was primarily attributed to $0.3 decrease in amortization of patent portfolio and $0.2 million decrease in compensation and related expenses.

During the three months ended June 30, 2019 and 2018, other income was approximately $0.2 million and $0.9 million, respectively. The decrease in other income was primarily attributed to a $0.5 million decrease in change in investments recorded at fair value, and partially offset by $0.2 million decrease in change in fair value of warrant liabilities. During the three months ended June 30, 2019, we recorded a change in fair value adjustment of $(1.0) million related to our investment in DatChat; offset by a $1.1 million unrealized gain on our investment in Hoth as the closing stock price Hoth increased from $5.15 as of March 29, 2019 to $5.81 as of June 28, 2019.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

During the six months ended June 30, 2019 and 2018, we incurred a loss from operations of approximately $1.6 million and $2.8 million, respectively. The decrease in net loss in the 2019 period was primarily attributed to $0.7 decrease in amortization of patent portfolio, $0.3 million decrease in compensation and related expenses, $0.1 million decrease in professional fees and $0.1 million decrease in acquisition costs related to the DatChat transaction.

During the six months ended June 30, 2019 and 2018, other income (expense) was approximately $(0.2) million and $1.0 million, respectively. The decrease of other income (expense) was primarily attributed to a $1.0 million decrease in change in fair value of investments and a $0.4 million decrease in the fair value of warrant liabilities, and partially offset by $0.3 million decrease in other expenses. During the six months ended June 30, 2019, we recorded a change in fair value adjustment of $(1.0) million related to our investment in DatChat; offset by an $0.6 million unrealized gain on our investment in Hoth as the closing stock price Hoth increased from $5.60 as of the IPO date to $5.81 as of June 28, 2019.

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

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis.  Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. Our working capital amounted to approximately $0.6 million at June 30, 2019. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Cash Flows from Operating Activities - For the six months ended June 30, 2019 and 2018, net cash used in operations was approximately $1.6 million and $1.8 million, respectively. The cash used in operating activities for the six months ended June 30, 2019 primarily resulted from a net loss of $1.8 million, $0.1 million unrealized loss on marketable securities and $0.2 million changes in assets and liabilities, and partially offset by $0.3 million change in fair value of our investment. The cash used in operating activities for the six months ended June 30, 2018 primarily resulted from a net loss of $0.4 million, $0.7 million change in fair value of our investment in Hoth and $0.5 million change in fair value of warrant liabilities, and partially offset by amortization expenses of $0.3 million.

Cash Flows from Investing Activities - For the six months ended June 30, 2019 and 2018, net cash provided by investing activities was approximately $1.4 million and net cash used in investing activities was approximately $1.0 million, respectively. The cash provided by investing activities primarily resulted from our sale of marketable securities for the six months ended June 30, 2019 of $6.9 million, partially offset by our purchase of marketable securities of $5.0 million. The cash used in investing activities primarily resulted from our purchase of marketable securities for the six months ended June 30, 2018 of $10.0 million, partially offset by our sale of marketable securities of $9.1 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the six months ended June 30, 2019 was $0.8 million, which reflects the net proceeds from investors in exchange of issuance of common stock and prefunded common stock warrants. Cash provided by financing activities for the six months ended June 30, 2018 was approximately $2.7 million, which related to issuance of 2,222,222 shares of its common stock.

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

With respect to the quarter ended June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management and Board of Directors has commenced a review of strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. For example, on October 10, 2018, we entered into an agreement and plan of merger with CBM, pursuant to which all shares of capital stock of CBM would be converted into 3,529,411 shares of the Company’s common stock. On May 15, 2019, we restructured the Company restructured the terms of its proposed merger with CBM and entered into the APA, pursuant to which the Company agreed to purchase certain assets of CBM, including, among other things, a license agreement relating to certain technologies in the areas of acute myeloid leukemia (“AML”), acute lymphoblastic leukemia (“ALL”) and pancreatic cancer and contracts with a chief scientist and an advisory board. CBM is a privately held pharmaceutical company focused on the development of cancer treatments. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction, and there can be no assurance that the transaction with CBM will close. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

We may be unsuccessful at integrating future acquisitions.

If we find appropriate opportunities in the future, we may acquire businesses to strategically increase the number of patents in our portfolio and pursue monetization. For example, on June 30, 2017, we acquired a stake in Hoth Therapeutics, Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema. Hoth has a sublicense from Chelexa Biosciences, Inc. to use Chelexa’s BioLexa products for the treatment of eczema and such sublicense includes the right to further sublicense to third parties to make, use, have made, import, offer for sale and sell BioLexa products. There can be no guarantee that Hoth will be successful in its efforts to monetize its sublicense agreement with Chelexa. In addition, on March 12, 2018, we entered into an agreement and plan of merger with DatChat, pursuant to which we were going to acquire 100% ownership of DatChat, which is a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, which we subsequently terminated on August 8, 2018. Most recently, on October 10, 2018, we entered into an agreement and plan of merger with CBM, pursuant to which CBM would be the surviving corporation in the merger. On May 15, 2019, we restructured the Company restructured the terms of its proposed merger with CBM and entered into the APA, pursuant to which the Company agreed to purchase certain assets of CBM, including, among other things, a license agreement relating to certain technologies in the areas of acute myeloid leukemia (“AML”), acute lymphoblastic leukemia (“ALL”) and pancreatic cancer and contracts with a chief scientist and an advisory board. There can be no guarantee that we will be successful in closing the transaction contemplated by the agreement with CBM or that we will be successful in managing the operations of CBM, which is in the early stages of development of cancer treatments.

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

None.

Pursuant to a Share Purchase Agreement, dated as of May 15, 2019, the Company purchased: (i) 50,000 shares of common stock of CBM, and (ii) certain securities and uncertificated rights of DatChat from an existing shareholder of CBM and DatChat for an aggregate purchase price of $350,000. The investment represents a 20% interest in CBM, and the securities and rights of DatChat that were purchased include: (a) a senior convertible note issued by DatChat with outstanding principal of $300,000, with an initial conversion rate of $0.20 per share (b) a warrant to purchase 2,250,000 shares of DatChat common stock at an initial exercise price of $0.20 per share, (c) an option to acquire an additional $300,000 senior convertible note and a warrant to purchase 1,500,000 shares of DatChat common stock, (d) a contingent option to purchase 500,000 shares of DatChat common stock from an existing DatChat stockholder, and (e) a contingent option to put 200,000 shares of DatChat common stock, subject to certain terms and conditions. The transaction closed on May 22, 2019.

Additionally, on May 15, 2019, the Company restructured the terms of its proposed merger with CBM and entered into an Asset Purchase Agreement with CBM, whereby the Company purchased agreed to purchase CBM’s Purchased Assets (as defined in the APA), including, among other things, a license agreement, university contracts, and contracts with a chief scientist and an advisory board. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” for a description of the restructuring of the proposed transaction with CBM.

Item 6.	Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation, as amended, filed with the Secretary of State of Delaware on May 9, 2019.
10.1	Asset Purchase Agreement, dated May 15, 2019, by and between Spherix Incorporated and CBM BioPharma, Inc.
10.2	Amendment No. 1 to Asset Purchase Agreement, dated May 30, 2019, by and between Spherix Incorporated and CBM BioPharma, Inc.
10.3	Form of Share Purchase Agreement, dated May 15, 2019, by and between Spherix Incorporated and the sellers signatory thereto.
10.4	Securities Purchase Agreement, dated May 29, 2019, by and between Spherix Incorporated and the purchaser signatory thereto.
10.5	Amendment to Securities Purchase Agreement, dated June 6, 2019, by and between Spherix Incorporated and the purchaser signatory thereto.
31.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: August 14, 2019	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)