Form 10-Q
period 2019-09-30
SPHERIX INC
filed 2019-11-12
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, there were 2,886,491 shares of common stock outstanding.

Spherix Incorporated and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2019

i

Part I. Financial Information

Item 1. Financial Statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	September 30	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$313	$17
Marketable securities	938	2,700
Prepaid expenses and other assets	52	188
Total current assets	1,303	2,905

Property and equipment, net	-	1
Investments	8,130	10,345
Total assets	$9,433	$13,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$257	$132
Accrued salaries and benefits	594	732
Warrant liabilities	1	82
Payable to DatChat	-	207
Total current liabilities	852	1,153

Total liabilities	852	1,153

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at September 30, 2019 and December 31, 2018; liquidation value of 0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at September 30, 2019 and December 31, 2018; liquidation value of 0.0001 per share	-	-
Common stock, 0.0001 par value, 100,000,000 shares authorized; 2,593,783 and 2,010,028 shares issued at September 30, 2019 and December 31, 2018; 2,593,780 and 2,010,025 shares outstanding at September 30, 2019 and December 31, 2018	-	-
Additional paid-in-capital	154,084	152,445
Treasury stock, at cost, 3 shares at September 30, 2019 and December 31, 2018	(264)	(264)
Accumulated deficit	(145,239)	(140,083)
Total stockholders’ equity	8,581	12,098
Total liabilities and stockholders’ equity	$9,433	$13,251

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating costs and expenses
Amortization of patent portfolio	$-	$346	$-	$1,027
Selling, general and administrative	892	554	2,483	2,712
Research and development	-	-	10	-
Research and development - license acquired	10	-	10	-
Impairment of intangible assets	-	1,051	-	1,051
Total operating expenses	902	1,951	2,503	4,790
Loss from operations	(902)	(1,951)	(2,503)	(4,790)

Other (expenses) income
Other (expenses) income , net	(33)	(35)	31	(225)
Change in fair value of investment	(2,435)	-	(2,765)	680
Change in fair value of warrant liabilities	7	95	81	560
Total other (expense) income	(2,461)	60	(2,653)	1,015
Net loss	$(3,363)	$(1,891)	$(5,156)	$(3,775)

Net loss per share attributable to common stockholders, basic and diluted	$(1.38)	$(0.94)	$(2.35)	$(2.03)

Weighted average number of shares outstanding, basic and diluted	2,442,243	2,010,025	2,193,883	1,857,650

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended September 30, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2019	2,321,088	$-	5,559	$-	$153,347	3	$(264)	$(141,876)	$11,207
Issuance of common stock, net of offering cost / At-the-market offering	239,359	-	-	-	523	-	-	-	523
Warrant exercise	33,333	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	214	-	-	-	214
Net loss	-	-	-	-	-	-	-	(3,363)	(3,363)
Balance at September 30, 2019	2,593,780	$-	5,559	$-	$154,084	3	$(264)	$(145,239)	$8,581

For the Three Months Ended September 30, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2018	2,010,025	$-	5,559	$-	$152,411	3	$(264)	$(143,694)	$8,453
Stock-based compensation	-	-	-	-	28	-	-	-	28
Net loss	-	-	-	-	-	-	-	(1,891)	(1,891)
Balance at September 30, 2018	2,010,025	$-	5,559	$-	$152,439	3	$(264)	$(145,585)	$6,590

For the Nine Months Ended September 30, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	2,010,025	$-	5,559	$-	$152,445	3	$(264)	$(140,083)	$12,098
Issuance of common stock and prefunded common stock warrants, net of offering cost	221,000	-	-	-	787	-	-	-	787
Issuance of common stock, net of offering cost / At-the-market offering	239,359	-	-	-	523				523
Exercise of prefunded common stock warrants	201,961	-	-	-	-	-	-	-	-
Warrant exercise	33,333	-	-	-	-				-
Exchange of common shares for prefunded warrants	(115,269)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	3,371	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	329	-	-	-	329
Net loss	-	-	-	-	-	-	-	(5,156)	(5,156)
Balance at September 30, 2019	2,593,780	$-	5,559	$-	$154,084	3	$(264)	$(145,239)	$8,581

For the Nine Months Ended September 30, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2017	1,467,052	$-	5,559	$-	$149,425	3	$(264)	$(145,055)	$4,106
Issuance common stock in equity raise, net of offering cost	522,876	-	-	-	2,700	-	-	-	2,700
Stock-based compensation	20,097	-	-	-	314	-	-	-	314
Cumulative effect of the changes related to adoption of ASC 606	-	-	-	-	-			3,245	3,245
Net loss	-	-	-	-	-	-	-	(3,775)	(3,775)
Balance at September 30, 2018	2,010,025	$-	5,559	$-	$152,439	3	$(264)	$(145,585)	$6,590

See accompanying notes to condensed consolidated financial statements

SPHERIX INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(5,156)	$(3,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patent portfolio	-	1,027
Change in fair value of investment	2,765	(680)
Change in fair value of warrant liabilities	(81)	(560)
Stock-based compensation	329	314
Depreciation expense	-	38
Realized loss on marketable securities	130	361
Unrealized loss (gain) on marketable securities	(132)	14
Impairment of intangible assets		1,051
Changes in assets and liabilities:
Prepaid expenses and other assets	136	74
Accounts payable and accrued expenses	125	12
Accrued salaries and benefits	(138)	(117)
Payable to DatChat	(207)	-
Accrued lease liabilities	-	(48)
Net cash used in operating activities	(2,229)	(2,289)

Cash flows from investing activities
Purchase of marketable securities	(6,651)	(13,310)
Sale of marketable securities	8,416	13,524
Purchase of investments at fair value	(550)	(677)
Purchase of property and equipment	-	(36)
Net cash provided by (used in) investing activities	1,215	(499)

Cash flows from financing activities
Proceeds from issuance common stock, net of offering cost	787	2,700
Proceeds from issuance common stock/ At-the-market offering	602	-
Offering costs fro the issuance of common stock / At-the-market offering	(79)	-
Net cash provided by financing activities	1,310	2,700

Net increase (decrease) in cash and cash equivalents	296	(88)
Cash and cash equivalents, beginning of period	17	197

Cash and cash equivalents, end of period	$313	$109

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

Since March 1, 2013, the Company has received limited funds from its IP monetization. In addition to its patent monetization efforts, since the fourth quarter of 2017, the Company has been transitioning to focus its efforts as a technology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s biotechnology research development includes investments in Hoth Therapeutics Inc. and the proposed acquisition of CBM BioPharma, Inc. (“CBM”).

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

The obligations of the Company and CBM to consummate the transaction are subject to: (a) all necessary approvals being obtained by relevant governmental authorities and third parties. The APA may be terminated (i) by mutual written consent of the Company and CBM, (ii) by written notice by the Company or CBM if any of the conditions to Closing (as defined in the APA) are not satisfied or waived by December 31, 2019. The transactions contemplated by the APA were approved by the Company’s stockholders at a special meeting held on September 5, 2019 (the “Special Meeting”).

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2019, condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 12, 2019.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2019 and 2018 are as follows:

	As of September 30,
	2019	2018
Convertible preferred stock	688	688
Warrants to purchase common stock	285,273	294,072
Options to purchase common stock	88,950	124,392
Total	374,911	419,152

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

Note 4. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2019 and 2018, which are recorded as a component of other (expenses) income on the consolidated statements of operations, are as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gain (loss)	$(32)	$(86)	$(130)	$(361)
Unrealized gain (loss)	(6)	3	132	(14)
Dividend income	6	44	29	121
	$(33)	$(39)	$31	$(254)

Note 5. Investment in Hoth Therapeutics, Inc.

On February 20, 2019, Hoth closed its initial public offering (“IPO) at an initial offering price to the public of $5.60 per share. The Company records this investment at fair value and records any change in fair value in the statements of operations (see Note 6). The following summarizes the Company investment in Hoth:

Security Name	Shares Owned as of September 30,	Fair value per Share as of September 30,	Fair value as of September 30, (in thousands)
HOTH	1,735,714	$4.41	$7,649

The fair value of Hoth common shares as of September 30, 2019 was based on the closing price of $4.41 reported on The Nasdaq Capital Market as of September 30, 2019.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2019 and December 31, 2018 ($ in thousands):

	Fair value measured at September 30, 2019
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$938	$938	$-	$-
Investments in Hoth	$7,649	$7,649	$-	$-

Liabilities
Fair value of warrant liabilities	$1	$-	$-	$1

In May 2019, the Company purchased a senior convertible note issued by DatChat with outstanding principal of $300,000, with an initial conversion rate of $0.20 per share (b) a warrant to purchase 2,250,000 shares of DatChat common stock at an initial exercise price of $0.20 per share, (c) an option to acquire an additional $300,000 senior convertible note and a warrant to purchase 1,500,000 shares of DatChat common stock, (d) a contingent option to purchase 500,000 shares of DatChat common stock from an existing DatChat stockholder, and (e) a contingent option to put 200,000 shares of DatChat common stock. The aggregate purchase price was nominal. As a result of the nominal purchase price associated with this transaction, the Company reviewed its existing holdings in DatChat and reduced its existing carrying amount from $1.0 million to $0.

The table above excludes the Company’s investment in Mellow Scooters for $0.1 million and its other investments for $0.4 million as of September 30, 2019. Such investments were recorded on adjusted cost method measurement alternative in accordance with ASU 2016-01.

	Fair value measured at December 31, 2018
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$2,700	$2,700	$-	$-
Investments in Hoth	$9,214	$-	$-	$9,214

Liabilities
Fair value of warrant liabilities	$82	$-	$-	$82

Due to the Hoth’s IPO in February 2019, the Company’s investment in Hoth was transferred from Level 3 to Level 1 during the nine months ended September 30, 2019 and there were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2018.

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

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and as of September 30, 2019 and December 31, 2018 is as follows:

Date of valuation	September 30, 2019	December 31, 2018
Contractual life (in years)	1.19-1.31	1.94-2.06
Expected volatility	73% - 100%	72% - 103%
Risk-free interest rate	1.75%	2.48%
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Fair Value of Level 3 financial liabilities
	September 30, 2019	September 30, 2018
Beginning balance	$82	$822
Fair value adjustment of warrant liabilities	(81)	(560)
Ending balance	$1	$262

Note 7. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

At-the-Market Offering Agreement

On August 9, 2019, the Company entered into an At-the-Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright shares of the Company’s common stock having an aggregate offering price of up to $1.2 million (the “Shares”). The Company will pay H.C. Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares.

During the nine months ended September 30, 2019, the Company sold a total of 239,359 shares of common stock under the ATM for aggregate total gross proceeds of approximately $0.6 million at an average selling price of $2.51 per share, resulting in net proceeds of approximately $0.5 million after deducting commissions and other transaction costs.

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Warrants

A summary of warrant activity for the nine months ended September 30, 2019 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	294,072	$38.15	$-	1.92
Issued	301,960	-	506,273	-
Exercised	(235,294)	-	394,940	-
Expired	(8,799)	476.66	-	-
Outstanding as of September 30, 2019	351,939	$19.96	55,666	1.19

On May 29, 2019, the Company entered into the Master Service Agreement (“MSA”) with a consultant, World Wide Holdings, LLC (“Consultant”). In consideration for services provided by Consultant, the Company paid to Consultant three warrants (the “Consultant Warrant”), with each warrant immediately exercisable for 33,333 shares of common stock with a $0.01 strike price. The Company issued each of the three warrants on June 28, July 28 and August 27, 2019, respectively. The Company recorded $0.2 and $0.3 million in stock-based compensation during the three and nine months ended September 30, 2019 related to this arrangement. On July 12, 2019, the Company issued 33,333 shares of common stock upon exercise of one Consultant Warrant which resulted in gross proceeds of approximately $333.

Stock Options

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	124,381	$209.22	$-	4.8
Employee options expired	(35,121)	302.29	-	-
Non-employee options expired	(310)	571.71	-	-
Outstanding as of September 30, 2019	88,950	$172.39	$-	5.9
Options vested and expected to vest	88,950	$172.39	$-	5.9
Options vested and exercisable	88,950	$172.39	$-	5.9

SPHERIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Stock-based Compensation

Stock-based compensation for the three and nine months ended September 30, 2019 and 2018 was comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Employee and non-employee restricted stock awards	$-	$-	$-	$106
Employee and non-employee stock option awards	-	28	8	208
Employee and non-employee stock warrants	214	-	321	-
Total compensation expense	$214	$28	$329	$314

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

Note 9. Subsequent Events

On October 2, 2019, the Board of Directors approved a distribution to the Company’s stockholders of 100,000 shares of Hoth Therapeutics, Inc. (“Hoth”) held by the Company. Accordingly, each of the Company’s stockholders received one (1) share of Hoth common stock for every twenty-nine (29) shares of Company common stock held as of 5 p.m. Eastern Time on October 21, 2019, the dividend record date. The Company did not distribute fractional shares of Hoth common stock, and any fractional shares were rounded down to the nearest whole share.

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

Pursuant to a Share Purchase Agreement, dated as of May 15, 2019, the Company purchased (i) 50,000 shares of common stock of CBM BioPharma, Inc. (“CBM”) and (ii) certain securities and uncertificated rights of DatChat from an existing shareholder of CBM and DatChat for an aggregate purchase price of $350,000. The investment represents a 20% interest in CBM, and the securities and rights of DatChat that were purchased from the existing shareholder of CBM include: (a) a senior convertible note issued by DatChat with outstanding principal of $300,000, with an initial conversion rate of $0.20 per share (b) a warrant to purchase 2,250,000 shares of DatChat common stock at an initial exercise price of $0.20 per share, (c) an option to acquire an additional $300,000 senior convertible note and a warrant to purchase 1,500,000 shares of DatChat common stock, (d) a contingent option to purchase 500,000 shares of DatChat common stock from an existing DatChat stockholder, and (e) a contingent option to put 200,000 shares of DatChat common stock, subject to certain terms and conditions. The transaction closed on May 22, 2019.

On February 20, 2019, Hoth closed on its initial public offering of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share, which commenced trading on The Nasdaq Capital Market on February 15, 2019 under the symbol “HOTH”. As of the date of this report, the Company and its affiliates own approximately 19% of Hoth.

In October 2018, the Company entered into an agreement and plan of merger (the “CBM Merger Agreement”) with CBM, pursuant to which all shares of capital stock of CBM would be converted into the right to receive an aggregate of 3,529,411 shares of the Company’s common stock with CBM continuing as the surviving corporation in the merger. On May 15, 2019, the Company restructured the terms of its proposed merger with CBM and entered into an Asset Purchase Agreement (the “APA”) with CBM, whereby the Company agreed to purchase certain assets of CBM (the “Asset Acquisition”), including, among other things:

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

As consideration for the Asset Acquisition, the Company agreed to pay aggregate consideration of $8,000,000 to CBM consisting of (i) an aggregate number of shares of common stock equal to $7,000,000 (the “Stock Consideration”) comprised of (A) an aggregate number of shares of common stock equal to 9.9% of the issued and outstanding shares of common stock as of the date that the acquisition closes (the “Closing Date”) (the “Common Stock Consideration”) based on a per share purchase price of $3.61, subject to adjustment (the “Buyer Common Stock Price”), which ultimately limits CBM’s maximum voting control of the Company to 9.9% of the Company’s issued and outstanding common stock, and (B) such number of shares of nonvoting Series L Preferred Stock as shall be equal to the Stock Consideration less the value of the shares of common stock comprising the Common Stock Consideration, with each share constituting the Stock Consideration valued at the Buyer Common Stock Price, and (ii) cash consideration in the amount of $1,000,000 (the “Cash Consideration Amount”, and together with the Stock Consideration, the “Purchase Consideration”). The Cash Consideration Amount from the Purchase Consideration is held back and becomes payable to CBM upon the consummation by the Company of the first sale by Spherix of common stock, Series L convertible preferred stock or any other equity or equity-linked financing of Spherix to investors in one or more transactions for which Spherix receives aggregate gross proceeds of greater than $2,000,000 (a “Qualified Financing”) after the Closing Date. Upon consummation of a Qualified Financing by the Company, the Company will retain the first $2,000,000 of gross proceeds received in connection with such Qualified Financing and CBM will receive 100% of the gross proceeds of such Qualified Financing received by the Company in excess of $2,000,000 as well as the gross proceeds of any subsequent equity financings by the Company until the Cash Consideration Amount is satisfied in full.

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

The obligations of the Company and CBM to consummate the transaction are subject to: (a) all necessary approvals being obtained by any relevant governmental authorities or any third parties, and the shareholders of the Company and CBM, (b) the absence of any law being enacted, issued, promulgated, enforced or entered, or any order by any federal or national, state or provincial, municipal or local government, governmental authority, regulatory or administrative agency, governmental commission, department, board, bureau, agency or instrumentality, political subdivision, court, tribunal, official arbitrator or arbitral body in each case whether domestic or foreign (each a “Governmental Authority”) which makes the transaction illegal, and (c) no pending action being brought by a third-party non-affiliate to enjoin or restrict the transaction; (d) the Company holding a special meeting of its stockholders to approve, among other things, the issuance of the Stock Consideration; and (e) certain customary closing conditions, including but not limited to the accuracy of certain representations and warranties, the performance in all material respects of each parties’ obligations, agreements and covenants under the APA, and no Material Adverse Effect having occurred with respect to either the Company or CBM since the date of the APA. “Material Adverse Effect” means, with respect to CBM, any event, fact, condition, change, circumstance, occurrence or effect, which, either individually or in the aggregate with all other events, facts, conditions, changes, circumstances, occurrences or effects, (a) has had, or would reasonably be expected to have, a material adverse effect on the business, operations, properties, prospects, assets, liabilities, value, condition (financial or otherwise), licenses or results of operations of CBM’s business or the Purchased Assets or the Assumed Liabilities (each such term as defined in the APA) or (b) does or would reasonably be expected to materially impair or delay the ability of CBM to perform its obligations under the APA and the ancillary documents or to consummate the transactions contemplated hereby and thereby; provided, however, that a Material Adverse Effect will not include any adverse effect or change resulting from any change, circumstance or effect relating to (A) the economy in general, (B) securities markets, regulatory or political conditions in the United States (including terrorism or the escalation of any war, whether declared or undeclared or other hostilities), (C) changes in applicable laws or generally accepted accounting principles or the application or interpretation thereof or (D) a natural disaster (provided, that in the cases of clauses (A) through (D), CBM’s business is not disproportionately affected by such event as compared to other similar companies and businesses in similar industries and geographic regions as CBM’s business).

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

In connection with the APA, at Closing, Spherix and CBM shall enter into that certain Leak-Out Agreement, whereby CBM will agree that for a period of 21 months following the Closing Date (such period, the “Restricted Period”), neither CBM nor any affiliate of CBM, collectively, shall sell, dispose or otherwise transfer, directly or indirectly, during any calendar month during the Restricted Period, shares acquired pursuant to the APA in an amount more than 5% of the issued and outstanding shares of Spherix common stock as of the end of each month immediately preceding any such disposition following the Closing Date. Such restriction shall be subject to certain exceptions, including but not limited to transfers of Stock Consideration to certain permitted transferees. Additionally, so long as the bid price of Spherix common stock is at or above $1.00 (subject to adjustment), CBM and its affiliates may sell shares: (a) at a bona-fide sales price greater than $4.25 (subject to adjustment), provided that sales on the applicable date (excluding sales made pursuant to clause (b) below, if any) do not exceed 20% of the trading volume of Spherix common stock as reported by Bloomberg, LP for such date or (b) at a bona-fide sales price greater than $5.00 (subject to adjustment). Additionally, CBM agrees that in the event that, during the Restricted Period, Spherix engages the services of an investment bank to undertake a registered offering of Spherix’s equity securities, if required by the lead investment bank, CBM shall enter into a reasonable and customary lock-up with such investment bank for a period of at least 30 days but no more than 90 days upon closing of the transaction, provided, that such lock-up shall in no event extend beyond the Restricted Period. The transactions contemplated by the APA were approved by the Company’s stockholders at a special meeting held on September 5, 2019 (the “Special Meeting”).

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

On August 9, 2019, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $1.2 million (the “Shares”). The Company will pay H.C. Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. During the nine months ended September 30, 2019, the Company sold a total of 239,359 shares of common stock under the ATM for aggregate total gross proceeds of approximately $0.6 million at an average selling price of $2.51 per share, resulting in net proceeds of approximately $0.5 million after deducting commissions and other transaction costs.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

During the three months ended September 30, 2019 and 2018, we incurred a loss from operations of approximately $0.9 million and $2.0 million, respectively. The decrease in net loss in the 2019 period was primarily attributed to $0.3 million decrease in amortization of patent portfolio and $1.1 million decrease in impairment of intangible assets, and partially offset by $0.4 million increase in professional fees related with investor relationship services.

During the three months ended September 30, 2019 and 2018, other expense was approximately $2.5 million and other income was approximately $60,000, respectively. The decrease in other income was primarily attributed to a $2.4 million decrease in change in investments recorded at fair value, and $88,000 decrease in change in fair value of warrant liabilities. During the three months ended September 30, 2019, we recorded a $2.4 million unrealized loss on our investment in Hoth as the closing stock price Hoth decreased from $5.82 as of June 28, 2019 to $4.41 as of September 30, 2019.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

During the nine months ended September 30, 2019 and 2018, we incurred a loss from operations of approximately $2.5 million and $4.8 million, respectively. The decrease in net loss in the 2019 period was primarily attributed to $1.0 million decrease in amortization of patent portfolio, $1.1 million decrease in impairment of intangible assets, $0.4 million decrease in compensation and related expenses and $98,000 decrease in acquisition costs related to the DatChat and CBM transaction, and partially offset by $0.3 million increase in professional fees related to investor relationship services.

During the nine months ended September 30, 2019 and 2018, other expense was approximately $2.7 million and other income was approximately $1.0 million, respectively. The decrease of other income was primarily attributed to a $3.4 million decrease in change in fair value of investments and a $0.5 million decrease in the fair value of warrant liabilities, and partially offset by $0.3 million decrease in other expenses. During the nine months ended September 30, 2019, we recorded a loss of $1.0 million related to our investment in DatChat and an $1.8 million unrealized loss on our investment in Hoth as the closing stock price Hoth increased from $5.81 as of the IPO date to $4.41 as of September 30, 2019.

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

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. Our working capital amounted to approximately $0.5 million at September 30, 2019. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Cash Flows from Operating Activities - For the nine months ended September 30, 2019 and 2018, net cash used in operations was approximately $2.2 million and $2.3 million, respectively. The cash used in operating activities for the nine months ended September 30, 2019 primarily resulted from a net loss of $5.2 million, $0.1 million unrealized loss on marketable securities and $84,000 changes in assets and liabilities, and partially offset by $2.8 million change in fair value of our investment. The cash used in operating activities for the nine months ended September 30, 2018 primarily resulted from a net loss of $3.8 million, $0.7 million change in fair value of our investment in Hoth and $0.6 million change in fair value of warrant liabilities, partially offset by impairment of intangible assets of $1.1 million and amortization of patent portfolio expenses of $1.0 million.

Cash Flows from Investing Activities - For the nine months ended September 30, 2019 and 2018, net cash provided by investing activities was approximately $1.2 million and net cash used in investing activities was approximately $0.5 million, respectively. The cash provided by investing activities primarily resulted from our sale of marketable securities for the nine months ended September 30, 2019 of $8.4 million, partially offset by our purchase of marketable securities of $6.7 million. The cash used in investing activities primarily resulted from our purchase of marketable securities for the nine months ended September 30, 2018 of $13.3 million, and purchase of investment at fair value of $0.7 million, partially offset by our sale of marketable securities of $13.5 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the nine months ended September 30, 2019 was $1.3 million, which reflects the net proceeds of $0.8 from investors in exchange of issuance of common stock and prefunded common stock warrants, and net proceeds of $0.5 million from the issuance of common stock as part of our ATM offering. Cash provided by financing activities for the nine months ended September 30, 2018 was approximately $2.7 million, which related to issuance of 2,222,222 shares of its common stock.

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

With respect to the quarter ended September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Completion of the Asset Acquisition is subject to a number of customary conditions, including, but not limited to, the approval of the Asset Acquisition Agreement by our stockholders. In addition, if any governmental authority shall have enacted, issued, promulgated or enforced any law or order which has the effect of making the transactions or agreements contemplated by the APA illegal or which otherwise prevents or prohibits consummation of the transactions contemplated by the APA, CBM may elect not to consummate the Asset Acquisition. There is no assurance that we will satisfy the conditions necessary for completion of the Asset Acquisition. If any of the conditions to the Asset Acquisition are not satisfied or, where waiver is permissible, waived, the Asset Acquisition will not be consummated. Failure to complete the Asset Acquisition would prevent us from realizing the anticipated benefits of the Asset Acquisition. We have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the Asset Acquisition. In the event that the Asset Acquisition is not completed, we will remain liable for these costs and expenses. In addition, the current market price of our common stock may reflect a market assumption that the Asset Acquisition will occur, and a failure to complete the Asset Acquisition could result in a negative perception by the market of ours generally and a resulting decline in the market price of our common stock. The market price may also decline if the market disapproves of the Asset Acquisition. Any delay in the consummation of the Asset Acquisition or any uncertainty about the consummation of the Asset Acquisition could also negatively impact our stock price and future business and results of operations. The Asset Acquisition may not be consummated, there may be a delay in the consummation of the Asset Acquisition or the Asset Acquisition may not be consummated on the terms contemplated by the APA.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6.	Exhibits

1.1	At-the-Market Offering Agreement, dated August 9, 2019, by and between Spherix Incorporated and H.C. Wainwright & Co., LLC
31.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Spherix Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spherix Incorporated (Registrant)

Date: November 12, 2019	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)