Form 10-Q
period 2020-03-31
Aikido Pharma Inc.
filed 2020-05-14
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-05576

AIKIDO PHARMA INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, 11th Floor, New York, NY 10020
(Address of Principal Executive Offices, including zip code)

(703) 992-9325
(Registrant’s telephone number, including area code)

Spherix Incorporated
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AIKI	The Nasdaq Capital Market LLC

As of May 13, 2020, there were 34,920,219 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Form 10-Q

For the Quarter Ended March 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	March 31 ,	December 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$252	$91
Marketable securities	16,141	857
Prepaid expenses and other assets	165	181
Total current assets	16,558	1,129

Investments	5,032	10,153
	$21,590	$11,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$177	$68
Accrued salaries and benefits	438	682
Total current liabilities	615	750

Total liabilities	615	750

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at March 31, 2020 and December 31, 2019; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at March 31, 2020 and December 31, 2019; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,857,912 and 4,825,552 shares issued at March 31, 2020 and December 31, 2019, respectively; 20,857,909 and 4,825,549 shares outstanding at March 31, 2020 and December 31, 2019, respectively	2	-
Additional paid-in-capital	173,836	155,062
Treasury stock, at cost, 3 shares at March 31, 2020 and December 31, 2019	(264)	(264)
Accumulated deficit	(152,599)	(144,266)
Total stockholders’ equity	20,975	10,532
Total liabilities and stockholders’ equity	$21,590	$11,282

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating costs and expenses
General and administrative	$1,303	$713
Research and development	85	-
Research and development - license acquired	1,011	-
Total operating expenses	2,399	713
Loss from operations	(2,399)	(713)

Other expenses
Gains and (losses) on marketable securities	(863)	92
Change in fair value of investment	(5,071)	(475)
Change in fair value of warrant liabilities	-	(53)
Total other expenses	(5,934)	(436)
Net loss	$(8,333)	$(1,149)

Net loss per share, basic and diluted
Basic and Diluted	$(0.91)	$(0.57)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	9,195,594	2,010,025

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31, 2020

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	4,825,549	$-	5,559	$-	$155,062	3	$(264)	$(144,266)	$10,532
Issuance of common stock, common warrants and prefunded warrants, net of offering cost	3,245,745	1	-	-	6,541	-	-	-	6,542
Issuance of common stock, net of offering cost	2,090,909	-	-	-	5,095	-	-	-	5,095
Common warrant and prefunded warrant exercise	10,695,706	1	-	-	7,138	-	-	-	7,139
Net loss	-	-	-	-		-	-	(8,333)	(8,333)
Balance at March 31, 2020	20,857,909	$2	5,559	$-	$173,836	3	$(264)	$(152,599)	$20,975

For the Three Months Ended March 31, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	2,010,025	$-	5,559	$-	$152,445	3	$(264)	$(140,083)	$12,098
Stock-based compensation	-	-	-	-	6	-	-	-	6
Net loss	-	-	-	-	-	-	-	(1,149)	(1,149)
Balance at March 31, 2019	2,010,025	$-	5,559	$-	$152,451	3	$(264)	$(141,232)	$10,955

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(8,333)	$(1,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	5,071	475
Change in fair value of warrant liabilities	-	53
Research and development-acquired license, expensed	1,011	-
Stock-based compensation	-	6
Realized loss on marketable securities	44	73
Unrealized loss (gain) on marketable securities	835	(148)
Changes in assets and liabilities:
Prepaid expenses and other assets	16	18
Accounts payable and accrued expenses	102	(10)
Accrued salaries and benefits	(244)	(84)
Payable to DatChat	50	(130)
Net cash used in operating activities	(1,448)	(896)

Cash flows from investing activities
Purchase of marketable securities	(20,378)	(2,845)
Sale of marketable securities	4,215	4,365
Purchase of investments at fair value	-	(200)
Purchase of research and development licenses	(1,011)	-
Net cash (used in) provided by investing activities	(17,174)	1,320

Cash flows from financing activities
Proceeds from issuance common stock, common warrants and prefunded warrants, net of offering cost	6,549	-
Proceeds from issuance common stock, net of offering cost	5,095	-
Proceeds from exercise of warrants	7,139	-
Net cash provided by financing activities	18,783	-

Net increase in cash and cash equivalents	161	424
Cash and cash equivalents, beginning of period	91	22

Cash and cash equivalents, end of period	$252	$446

Non-cash investing and financing activities
Offering cost included in accrued expenses	$7	$-

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business

Organization and Description of Business

AIkido Pharma Inc., formerly known as Spherix Incorporated (the “Company”), was initially formed in 1967 and is currently a biotechnology company with a diverse portfolio of small-molecule anti-cancer therapeutics in development. The Company’s platform consists of patented technology from leading universities and researchers and we are currently in the process of developing an innovative therapeutic drug platform through partnerships with educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. The Company’s diverse pipeline of therapeutics includes therapies for pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). The Company is also developing a broad spectrum antiviral platform that may potentially inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus.

The Company previously focused its efforts on owning, developing, acquiring and monetizing intellectual property assets. Since May 2016, the Company has received limited funds from its intellectual property monetization. In addition to its patent monetization efforts, since the fourth quarter of 2017, the Company has been transitioning to focus its efforts as a technology and biotechnology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s investment in biotechnology research development includes: (i) an investment in Hoth Therapeutics Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema, (ii) an investment in DatChat, Inc. (“DatChat”), a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, and (iii) the acquisition of assets of CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments.

During the 1st quarter of 2020, the Company raised over $2.0 million of proceeds (see Note 8), therefore a payment of $1.0 million was due to CBM under the CBM purchase agreement (the “CBM Purchase Agreement”). The Company recorded this payment to CBM as a component of research and development license acquired during the three months ended March 31, 2020 the condensed consolidated statements of operations.

As a result of the Company’s biotechnology research development and associated investments and acquisitions, the Company’s business portfolio now focuses on the treatment of three different cancers, including pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). The Company’s AML and ALL compounds, developed at the Wake Forest University, are targeted therapeutics designed to overcome multiple resistance mechanisms observed with the current standard of care. DHA-dFdC, the Company’s pancreatic drug candidate developed at the University of Texas at Austin, is a new compound that the Company hopes will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), has documented efficacy against pancreatic tumors in a clinically relevant transgenic mouse model and has demonstrated activities against other cancers, including leukemia, lung and melanoma. In addition, the Company is constantly seeking to grow its pipe to treat unmet medical needs in oncology.

In addition, the Company owns an exclusive world-wide license to patented technology from the University of Maryland Baltimore (“UMB”). The Company’s license is for a broad spectrum antiviral drug platform. The licensed technology is a broadly acting pan-viral inhibitory compound with efficacy against multiple viral pathogens. The technology works to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus. The technology is covered by two patent applications already on file with the United States Patent and Trademark Office. The UMB inventors are Drs. Matthew Frieman, Alexander MacKerell and Stuart Watson. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology.

Note 2. Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While the Company continues to implement its business strategy, it intends to finance its activities through:

●	managing current cash, cash equivalents and marketable securities on hand from the Company’s past debt and equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future,

●	seeking additional liquidity through credit facilities or other debt arrangements, and

●	increasing revenue from its patent portfolios, license fees and new business ventures.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2020, condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 3, 2020.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Significant Accounting Policies

Other than as described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on February 3, 2020.

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

Recently Adopted Accounting Standards

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

Note 4. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2020 and 2019, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	For the Three Months Ended March 31,
	2020	2019
Realized loss	$(44)	$(73)
Unrealized (loss) gain	(835)	148
Dividend income	13	17
Interest income	4	-
	$(863)	$92

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Investment in Hoth Therapeutics, Inc.

The following summarizes the Company investment in Hoth as of March 31, 2020:

Security Name	Shares Owned as of March 31, 2020	Fair value per Share as of March 31, 2020	Fair value as of March 31, 2020 (in thousands)
HOTH	1,636,230	$3.06	$5,007

The fair value of Hoth common shares as of March 31, 2020 was based on the closing price of $3.06 reported on The Nasdaq Capital Market as of March 31, 2020.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2020 and December 31, 2019 ($ in thousands):

	Fair value measured at March 31, 2020
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$16,141	$16,141	$-	$-
Investments in Hoth	$5,007	$5,007	$-	$-

	Fair value measured at December 31, 2019
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$857	$857	$-	$-
Investments in Hoth	$10,128	$10,128	$-	$-

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Net Loss per Share

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2020 and 2019 are as follows:

	As of As of March 31,
	2020	2019
Convertible preferred stock	688	688
Warrants to purchase common stock	796,811	285,273
Options to purchase common stock	88,950	109,387
Total	886,449	395,348

Note 8. Stockholders’ Equity and Convertible Preferred Stock

Preferred Stock

Effective March 23, 2020, the Company declared a dividend of one right (“Right”) for each of the Company’s issued and outstanding shares of common stock. Each Right entitles a holder of record, as of the close of business on March 30, 2020, to purchase from the Company one one-thousandth of a share of the Company’s Series L preferred stock at a price of $5.00, subject to certain adjustments and subject to the terms of that certain rights agreement, dated as of March 23, 2020, by and between the Company and VStock Transfer, LLC, as rights agent. On March 24, 2020, the Company filed a Certificate of Designation of Series L Preferred Stock with the Secretary of State of the State of Delaware to designate a new Series L preferred stock of the Company. As of March 31, 2020, no Rights have been exercised.

Common Stock

On March 3, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers 3,245,745 shares of the Company’s common stock, and common warrants (“Common Warrants”) to purchase up to 7,142,858 shares of common stock at a price of $1.05 per share of common stock and Common Warrant. The Company also offered 3,897,113 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of common stock with a purchase price of $1.0499 each Pre-Funded Warrant. The exercise price of each Pre-Funded Warrant was $0.0001 per share and each Common Warrant was $1.05 per share.

This offering resulted in gross proceeds of approximately $7.5 million before deducting the placement agent’s fee and related offering expenses of $1.0 million.

On March 9, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 2,090,909 shares of the Company’s common stock at an offering price of $2.75 per share.

The Company also issued placement agent warrants to the placement agent (the “Placement Agent Warrant”) to purchase 167,273 shares of common stock with an exercise price of $3.4375 per share.

The Company has determined that the Placement Agent Warrant should be accounted as a component of stockholders’ equity. On the issuance date, the Company estimated the aggregate fair value of Placement Agent Warrant at $0.2 million using the Black-Scholes option pricing model using the following primary assumptions: fair value of common stock underlying the warrants is $1.83, expected life of 5 years, volatility rate of 122.29%, risk-free interest rate of 0.63% and expected dividend rate of 0%.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

A summary of warrant activity for the three months ended March 31, 2020 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	351,939	$19.96	$111,332	0.94
Issued	11,207,244	0.72	-	0.15
Exercised	(10,695,706)	0.67	-	-
Outstanding as of March 31, 2020	863,477	$19.96	33,126	0.70

During the three months ended March 31, 2020, the Company issued 3,897,113 and 6,798,593 shares of common stock upon exercise of the Pre-Funded Warrant and Common Warrants, respectively, which resulted in gross proceeds of approximately $7.1 million.

Note 9. Commitments and Contingencies

Legal Proceedings

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Risks and Uncertainties – COVID-19

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for drug candidates, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 10. Subsequent Events

Common Stock Offering

On April 14, 2020, the Company, entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell14,000,000 shares of the Company’s common stock at an offering price of $1.00 per share.

The registered offering resulted in gross proceeds to the Company of approximately $14.0 million, before deducting the placement agent’s fee and other related offering expenses.

The Nasdaq Stock Market Deficiency Notice

On April 28, 2020, the Company, received a staff deficiency notice from Nasdaq informing the Company that its common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from March 16, 2020 to April 27, 2020, the Company no longer meets this requirement.

Given the current extraordinary market conditions, Nasdaq has determined to toll the compliance periods for the bid price and market value of publicly held shares requirements through June 30, 2020. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance period of 180 calendar days from June 30, 2020, or until December 28, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 28, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. All references to “we,” “us,” “our” and the “Company” refer to Aikido Pharma Inc. (formerly Spherix Incorporated), a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

Overview

AIkido Pharma Inc., formerly known as Spherix Incorporated (the “Company”), was initially formed in 1967 and is currently a biotechnology company with a diverse portfolio of small-molecule anti-cancer therapeutics in development. The Company’s platform consists of patented technology from leading universities and researchers and we are currently in the process of developing an innovative therapeutic drug platform through strong partnerships with world renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. Our diverse pipeline of therapeutics includes therapies for pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). The Company is also developing a broad spectrum antiviral platform that may potentially inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus.

The Company previously focused its efforts on owning, developing, acquiring and monetizing intellectual property assets. Since May 2016, the Company has received limited funds from its intellectual property monetization. In addition to its patent monetization efforts, since the fourth quarter of 2017, the Company has been transitioning to focus its efforts as a technology and biotechnology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s investment in biotechnology research development includes: (i) an investment in Hoth Therapeutics Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema, (ii) an investment in DatChat, Inc. (“DatChat”), a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, and (iii) the acquisition of assets of CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments.

As a result of the Company’s biotechnology research development and associated investments and acquisitions, our business portfolio now focuses on the treatment of three different cancers, including pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). Our AML and ALL compounds, developed at the Wake Forest University, are targeted therapeutics designed to overcome multiple resistance mechanisms observed with the current standard of care. DHA-dFdC, our pancreatic drug candidate developed at the University of Texas at Austin, is a new compound that we hope will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), has documented efficacy against pancreatic tumors in a clinically relevant transgenic mouse model and has demonstrated activities against other cancers, including leukemia, lung and melanoma. In addition, we are constantly seeking to grow our pipe to treat unmet medical needs in oncology.

In addition, the Company owns an exclusive world-wide license to patented technology from the University of Maryland Baltimore (“UMB”). Our license is for a broad spectrum antiviral drug platform. The licensed technology is a broadly acting pan-viral inhibitory compound with efficacy against multiple viral pathogens. The technology works to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus. The technology is covered by two patent applications already on file with the United States Patent and Trademark Office. The UMB inventors are Drs. Matthew Frieman, Alexander MacKerell and Stuart Watson. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology.

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2019 and there have been no material changes to such policy or estimates during the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

During the three months ended March 31, 2020, we incurred a loss from operations of approximately $2.4 million as compared to $0.7 million during the comparable prior year period. The increase in loss was primarily attributed to $1.0 increase in research and development expense incurred in connection with the license acquired, and $0.6 million increase in general and administrative expenses. During the 1st quarter of 2020, we raised over $2.0 million of proceeds, therefore a payment of $1.0 million was due to CBM under the CBM Purchase Agreement. We recorded the payment to CBM as a component of research and development license acquired.

During the three months ended March 31, 2020, other expense was approximately $5.9 million as compared to approximately $0.4 million during the comparable prior year period. The increase in other expense was primarily attributed to a $5.0 million decrease in value of our investment in Hoth and $0.9 million increase in losses on marketable securities.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash, cash equivalents and marketable securities on hand from our past debt and equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future,

●	seeking additional liquidity through credit facilities or other debt arrangements, and

●	increasing revenue from its patent portfolios, license fees and new business ventures.

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

We plan to pursue our plans regarding research and development which will require resources beyond those currently available, including third party capital. During this time, we do not expect to generate revenue as there is substantial doubt about our ability to continue as a going concern within one year from the date of this filing. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Cash Flows from Operating Activities - For the three months ended March 31, 2020 and 2019, net cash used in operations was approximately $1.4 million and $0.9 million, respectively. The cash used in operating activities for the three months ended March 31, 2020 primarily resulted from a net loss of $8.3 million, and partially offset by reduction in fair value of investment of $5.1 million and $1.0 million research and development expense related with license acquired. The cash used in operating activities for the three months ended March 31, 2019 primarily resulted from a net loss of $1.1 million, and partially offset by change in fair value of investment of $0.5 million.

Cash Flows from Investing Activities - For the three months ended March 31, 2020 and 2019, net cash (used in) and provided by investing activities was approximately $(17.2) million and $1.3 million, respectively. The cash used in investing activities for the three months ended March 31, 2020 primarily resulted from our purchase of marketable securities of $20.4 million and research and development expense related with license acquired of $1.0 million, partially offset by our purchase of marketable securities of $4.2 million since we invest excess cash into marketable securities. The cash provided by investing activities primarily resulted from our sale of marketable securities for the three months ended March 31, 2019 of $4.4 million, partially offset by our purchase of marketable securities of $2.8 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the three months ended March 31, 2020 was $18.8 million, which reflects the net proceeds of $6.5 from investors in exchange of issuance of common stock, common warrants and prefunded warrants, net proceeds of $5.1 from investors in exchange of issuance of common stock, and net proceeds of $7.1 million from the exercise of common warrants and prefunded warrants. Cash provided by financing activities for the three months ended March 31, 2019 was $0.

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

With respect to the quarter ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A.  Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in other reports we file with the SEC, and below.

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

Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue and pre-development generating stages, particularly those in the biotechnology field. Shareholders should carefully consider the risks and uncertainties that a business with no operating history will face. In particular, shareholders should consider that there is a significant risk that we will not be able to:

●	demonstrate the effectiveness of DHA-dFdC;

●	implement or execute our current business plan, or that our current business plan is sound;

●	raise sufficient funds in the capital markets or otherwise to fully effectuate our business plan;

●	maintain our management team;

●	conduct the required clinical studies;

●	determine that the processes and technologies that we have developed or will develop are commercially viable; and/or

●	attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers.

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

Our loss from operations for the three months ended March 31, 2020 and 2019 was $2.4 million and $0.7 million, respectively. Our net loss for the three months ended March 31, 2020 and 2019 was $8.3 million and $1.1 million, respectively. Our accumulated deficit was $152.6 million at March 31, 2020. Our ability to become profitable depends upon our ability to generate revenue from biotechnology products. We do not know when, or if, we will generate any revenue from such biotechnology products. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of March 31, 2020, our internal control over financial reporting was not effective, due to our lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

Our management and board of directors (“Board of Directors”) has commenced a review of strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

We may be unsuccessful at integrating future acquisitions.

If we find appropriate opportunities in the future, we may acquire businesses to further the Company’s strategic business objectives. For example, in December 2019, we acquired substantially all of the assets of CBM, including the acquisition of certain licensing rights with respect to patents and other intellectual property related to pioneering drug compounds that were developed at the University of Wake Forest and the University of Texas at Austin, in the areas of acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL), acral lentiginous melanoma and pancreatic cancer. There can be no guarantee that we will be able to successfully integrate the business or assets of CBM into the Company.

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

Our pre-CBM acquisition stockholders have a reduced ownership and voting interest after the acquisition of CBM’s assets and exercise less influence over our management and policies than they did prior to the acquisition.

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

We may be at risk for delay in technology development and other economic repercussions as a result of the COVID-19 pandemic.

We may be at risk as a result of the current COVID-19 pandemic. Risks that could affect our business include the duration and scope of the COVID-19 pandemic and the impact on the demand for our products; actions by governments, businesses and individuals taken in response to the pandemic; the length of time of the COVID-19 pandemic and the possibility of its reoccurrence; the timing required to develop effective treatments and a vaccine in the event of future outbreaks; the eventual impact of the pandemic and actions taken in response to the pandemic on global and regional economies; and the pace of recovery when the COVID-19 pandemic subsides.

Additionally, New York, where our U.S. operations are based, is currently significantly affected by COVID-19, which led to measures taken by the New York government trying to contain the spread of COVID-19, such as shelter in place, closure of schools and travel restrictions. Additional travel and other restrictions may be put in place to further control the outbreak in U.S. Accordingly, our operation and business have been and will continue to be adversely affected as the results of the COVID-19 pandemic.

The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. We believe that the coronavirus outbreak and the measures taken to control it may have a significant negative impact on not only our business, but economic activities globally. The magnitude of this negative effect on the continuity of our business operations in the U.S. remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations, and as a result affect our stock price and create more volatility.

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

We may not be able to initiate or continue future clinical trials for DHA-dFdC or our present or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidate, and patients who would otherwise be eligible for our future clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “AIKI”.  If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market.  These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;

●	stockholders’ equity of $2.5 million;

●	500,000 shares of publicly-held common stock with a market value of at least $1 million;

●	300 round-lot stockholders; and

●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

On April 28, 2020, we received a staff deficiency notice from Nasdaq informing the Company that its common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from March 16, 2020 to April 27, 2020, the Company no longer meets this test.

Given the current extraordinary market conditions, Nasdaq has determined to toll the compliance periods for the bid price and market value of publicly held shares requirements through June 30, 2020. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance period of 180 calendar days, or until December 28, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 28, 2020.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of technology or technology related companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2019 through December 31, 2019, the share price of our common stock (on a split-adjusted basis) ranged from a high of $3.92 to a low of $1.05. The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

●	developments regarding regulatory filings;

●	our funding requirements and the terms of our financing arrangements;

●	technological innovations;

●	introduction of new technologies by us or our competitors;

●	material changes in existing litigation;

●	changes in the enforceability or other matters surrounding our patent portfolios;

●	government regulations and laws;

●	public sentiment relating to our industry;

●	developments in patent or other proprietary rights;

●	the number of shares issued and outstanding;

●	the number of shares trading on an average trading day;

●	performance of companies in the non-performing entity space generally;

●	announcements regarding other participants in the technology and technology related industries, including our competitors;

●	block sales of our shares by stockholders to whom we have sold stock in private placements, or the cessation of transfer restrictions with respect to those shares; and

●	market speculation regarding any of the foregoing.

We could fail in future financing efforts or be delisted from The Nasdaq Capital Market if we fail to receive stockholder approval when needed.

We are required under the Nasdaq rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold in an offering that is not deemed to be a “public offering” by Nasdaq. Funding of our operations and acquisitions of assets may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required stockholder approval for such an issuance. If we are unable to obtain financing due to stockholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

3.1	Certificate of Designation of Series L Preferred Stock of AIkido Pharma Inc. (incorporated by reference to Form 8-K filed March 25, 2020)

4.1	Form of Pre-Funded Warrant (incorporated by reference to Form S-1/A filed February 28, 2020)

4.2	Form of Placement Agent Warrant (incorporated by reference to Form S-1/A filed February 28, 2020)

4.3	Form of Common Warrant (incorporated by reference to Form S-1/A filed February 28, 2020)

4.4	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed March 10, 2020)

1.1	Form of Securities Purchase Agreement (incorporated by reference to Form S-1/A filed February 28, 2020)

1.2	Form of Securities Purchase Agreement (incorporated by reference to Form 8-K filed March 10, 2020)

1.3	Rights Agreement, dated as of March 23, 2020, by and between AIkido Pharma Inc. and VStock Transfer, LLC (incorporated by reference to Form 8-K filed March 25, 2020)

31.1	Certification of Principal Executive Officer and Principal Financial Officer of AIkido Pharma Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of AIkido Pharam Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aikido Pharma Inc.
(Registrant)

Date: May 14, 2020	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)