Form 10-Q
period 2020-06-30
Aikido Pharma Inc.
filed 2020-08-06
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Not Applicable
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

As of August 5, 2020, there were 34,920,219 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Form 10-Q

For the Quarter Ended June 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$2,831	$91
Marketable securities	26,313	857
Prepaid expenses and other assets	105	181
Total current assets	29,249	1,129

Investments	3,214	10,153
	$32,463	$11,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$676	$68
Accrued salaries and benefits	293	682
Total current liabilities	969	750

Total liabilities	969	750

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at June 30, 2020 and December 31, 2019; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at June 30, 2020 and December 31, 2019; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 34,920,222 and 4,825,552 shares issued at June 30, 2020 and December 31, 2019, respectively; 34,920,219 and 4,825,549 shares outstanding at June 30, 2020 and December 31, 2019, respectively	3	-
Additional paid-in-capital	186,667	155,062
Treasury stock, at cost, 3 shares at June 30, 2020 and December 31, 2019	(264)	(264)
Accumulated deficit	(154,912)	(144,266)
Total stockholders’ equity	31,494	10,532
Total liabilities and stockholders’ equity	$32,463	$11,282

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating costs and expenses
General and administrative	$1,017	$888	$2,320	$1,601
Research and development	675	-	760	-
Research and development - license acquired	102	-	1,113	-
Total operating expenses	1,794	888	4,193	1,601
Loss from operations	(1,794)	(888)	(4,193)	(1,601)

Other (expenses) income
Other income	15	-	15	-
Gains and (losses) on marketable securities	1,125	(28)	262	64
Change in fair value of investment	(1,659)	145	(6,730)	(330)
Change in fair value of warrant liabilities	-	127	-	74
Total other (expenses) income	(519)	244	(6,453)	(192)
Net loss	$(2,313)	$(644)	$(10,646)	$(1,793)

Net loss per share, basic and diluted
Basic and Diluted	$(0.07)	$(0.30)	$(0.50)	$(0.87)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	32,975,170	2,124,631	21,085,382	2,067,645

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended June 30, 2020

	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in	Shares	Amount	Deficit	Equity
Balance at March 31, 2020	20,857,909	$2	5,559	$-	$173,836	3	$(264)	$(152,599)	$20,975
Issuance of common stock, net of offering cost	14,000,000	1	-	-	12,766	-	-	-	12,768
Common warrant and prefunded warrant exercise	62,310	-	-	-	65				65
Net loss	-	-	-	-		-	-	(2,313)	(2,313)
Balance at June 30, 2020	34,920,219	$3	5,559	$-	$186,667	3	$(264)	$(154,912)	$31,494

For the Three Months Ended June 30, 2019

									Total
	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in	Shares	Amount	Deficit	Equity
Balance at March 31, 2019	2,010,025	$-	5,559	$-	$152,451	3	$(264)	$(141,232)	$10,955
Issuance of common stock and prefunded common stock warrants, net of offering cost	221,000	-	-	-	787	-	-	-	787
Exercise of prefunded common stock warrants	201,961	-	-	-	-	-	-	-	-
Exchange of common shares for prefunded warrants	(115,269)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	3,371	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	109	-	-	-	109
Net income	-	-	-	-	-	-	-	(644)	(644)
Balance at June 30, 2019	2,321,088	$-	5,559	$-	$153,347	3	$(264)	$(141,876)	$11,207

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Six Months Ended June 30, 2020

	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	4,825,549	$-	5,559	$-	$155,062	3	$(264)	$(144,266)	$10,532
Issuance of common stock, common warrants and prefunded warrants, net of offering cost	3,245,745	-	-	-	6,559	-	-	-	6,559
Issuance of common stock, net of offering cost	16,090,909	2	-	-	17,843	-	-	-	17,845
Common warrant and prefunded warrant exercise	10,758,016	1	-	-	7,203	-	-	-	7,204
Net loss	-	-	-	-		-	-	(10,646)	(10,646)
Balance at June 30, 2020	34,920,219	$3	5,559	$-	$186,667	3	$(264)	$(154,912)	$31,494

For the Six Months Ended June 30, 2019

									Total
	Common Stock		Preferred Stock		Additional	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	2,010,025	$-	5,559	$-	$152,445	3	$(264)	$(140,083)	$12,098
Issuance of common stock and prefunded common stock warrants, net of offering cost	221,000	-	-	-	787	-	-	-	787
Exercise of prefunded common stock warrants	201,961	-	-	-	-	-	-	-	-
Exchange of common shares for prefunded warrants	(115,269)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	3,371	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	115	-	-	-	115
Net loss	-	-	-	-	-	-	-	(1,793)	(1,793)
Balance at June 30, 2019	2,321,088	$-	5,559	$-	$153,347	3	$(264)	$(141,876)	$11,207

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(10,646)	$(1,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	6,730	330
Change in fair value of warrant liabilities	-	(74)
Research and development-acquired license, expensed	1,113	-
Stock-based compensation	-	115
Realized (gain) loss on marketable securities	(544)	98
Unrealized loss (gain) on marketable securities	614	(138)
Changes in assets and liabilities:
Prepaid expenses and other assets	76	82
Accounts payable and accrued expenses	608	100
Accrued salaries and benefits	(389)	(127)
Payable to DatChat	50	(207)
Net cash used in operating activities	(2,388)	(1,614)

Cash flows from investing activities
Purchase of marketable securities	(78,042)	(4,954)
Sale of marketable securities	52,215	6,878
Sale of Hoth common shares	460	-
Purchase of investments at fair value	-	(550)
Purchase of research and development licenses	(1,113)	-
Net cash (used in) provided by investing activities	(26,480)	1,374

Cash flows from financing activities
Proceeds from issuance common stock, common warrants and prefunded warrants, net of offering cost	6,559	-
Proceeds from issuance common stock, net of offering cost	17,845	787
Proceeds from exercise of warrants	7,204	-
Net cash provided by financing activities	31,608	787

Net increase in cash and cash equivalents	2,740	547
Cash and cash equivalents, beginning of period	91	17

Cash and cash equivalents, end of period	$2,831	$564

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

AIkido Pharma Inc., formerly known as Spherix Incorporated (the “Company”), was initially formed in 1967 and is currently a biotechnology company with a diverse portfolio of small-molecule anti-cancer therapeutics in development. The Company’s platform consists of patented technology from leading universities and researchers and we are currently in the process of developing an innovative therapeutic drug platform through partnerships with educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. The Company’s diverse pipeline of therapeutics includes therapies for pancreatic cancer, acute myeloid leukemia (“AML”) and acute lymphoblastic leukemia (“ALL”). The Company is also developing a broad-spectrum antiviral platform that may potentially inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus.

The Company previously focused its efforts on owning, developing, acquiring and monetizing intellectual property assets. Since May 2016, the Company has received limited funds from its intellectual property monetization. In addition to its patent monetization efforts, since the fourth quarter of 2017, the Company has been transitioning to focus its efforts as a technology and biotechnology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s investment in biotechnology research development includes: (i) an investment in Hoth Therapeutics, Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema, (ii) an investment in DatChat, Inc. (“DatChat”), a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, and (iii) the acquisition of assets of CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments.

During the six months ended June 30, 2020, the Company raised over $2.0 million of proceeds (see Note 8), therefore, a payment of $1.0 million was due to CBM pursuant to that certain Asset Purchase Agreement, dated as of May 15, 2019, by and between the Company and CBM, as amended (the “CBM Purchase Agreement”). The Company recorded this payment to CBM as a component of research and development license acquired during the six months ended June 30, 2020 the condensed consolidated statements of operations.

As a result of the Company’s biotechnology research development and associated investments and acquisitions, the Company’s business portfolio now focuses on the treatment of three different cancers, including pancreatic cancer, AML and ALL. The Company’s AML and ALL compounds, developed at Wake Forest University, are targeted therapeutics designed to overcome multiple resistance mechanisms observed with the current standard of care. DHA-dFdC, the Company’s pancreatic drug candidate developed at the University of Texas at Austin, is a new compound that the Company hopes will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), has documented efficacy against pancreatic tumors in a clinically relevant transgenic mouse model and has demonstrated activities against other cancers, including leukemia, lung and melanoma. In addition, the Company is constantly seeking to grow its pipe to treat unmet medical needs in oncology.

In addition, the Company owns an exclusive world-wide license to patented technology from the University of Maryland Baltimore (“UMB”). The Company’s license is for a broad-spectrum antiviral drug platform. The licensed technology is a broadly acting pan-viral inhibitory compound with efficacy against multiple viral pathogens. The technology works to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus. The technology is covered by two patent applications already on file with the United States Patent and Trademark Office. The UMB inventors are Drs. Matthew Frieman, Alexander MacKerell and Stuart Watson. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology.

The Nasdaq Stock Market Deficiency Notice

On April 28, 2020, the Company, received a staff deficiency notice from Nasdaq informing the Company that its common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from March 16, 2020 to April 27, 2020, the Company no longer met this requirement.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Given the current extraordinary market conditions, Nasdaq had determined to toll the compliance periods for the bid price and market value of publicly held shares requirements through June 30, 2020. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had been provided with a compliance period of 180 calendar days from June 30, 2020, or until December 28, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 28, 2020. As of the close of trading on July 30, 2020, the closing bid price of our common stock was at least $1.00 per share for 10 consecutive trading days and, accordingly, we regained compliance with NASDAQ’s continued listing requirements.

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

The Company has funded its operations from proceeds from the sale of equity and debt securities, including pre-funded warrants. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to its existing stockholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

The Company’s current cash is sufficient to fund operations for at least the next 12 months; however, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for the Company’s existing and new product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

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

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2020, condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 3, 2020.

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

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2020 and 2019, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations (excluding a $70,000 distribution to CBM shareholders during the three and six months ended June 30, 2020), are as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Realized gain (loss)	$597	$(25)	$544	$(275)
Unrealized gain (loss)	212	(10)	(614)	(17)
Dividend income	246	7	259	78
Interest income	-	-	4	-
	$1,055	$(28)	$192	$(214)

Note 5. Investment in Hoth Therapeutics, Inc.

The following summarizes the Company investment in Hoth as of June 30, 2020:

Security Name	Shares Owned as of June 30, 2020	Fair value per Share as of June 30, 2020	Fair value as of June 30, 2020 (in thousands)
HOTH	1,236,230	$2.58	$3,189

On May 6, 2020, the Company entered into that certain Stock Transfer Agreement, by and between the Company and a purchaser, and sold 400,000 shares of Hoth common stock for net proceeds of approximately $0.5 million.

The fair value of shares of Hoth common stock as of June 30, 2020 was based on the closing price of $2.58 reported on The Nasdaq Capital Market as of June 30, 2020.

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

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2020 and December 31, 2019 ($ in thousands):

	Fair value measured at June 30, 2020
		Quoted	Significant
	Total at June 30,	prices in active markets	other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$26,313	$26,313	$-	$-
Investments in Hoth	$3,189	$3,189	$-	$-

	Fair value measured at December 31, 2019
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$857	$857	$-	$-
Investments in Hoth	$10,128	$10,128	$-	$-

Note 7. Net Loss per Share

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2020 and 2019 are as follows:

	As of As of June 30,
	2020	2019
Convertible preferred stock	688	688
Warrants to purchase common stock	734,501	285,273
Options to purchase common stock	88,950	100,407
Total	824,139	386,368

Note 8. Stockholders’ Equity and Convertible Preferred Stock

Preferred Stock

Effective March 23, 2020, the Company declared a dividend of one right (“Right”) for each of the Company’s issued and outstanding shares of common stock. Each Right entitles a holder of record, as of the close of business on March 30, 2020, to purchase from the Company one one-thousandth of a share of the Company’s Series L preferred stock at a price of $5.00, subject to certain adjustments and subject to the terms of that certain Rights Agreement, dated as of March 23, 2020, by and between the Company and VStock Transfer, LLC, as rights agent (the “Rights Agreement”). The purpose of the Rights Agreement is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets (collectively, “Tax Benefits”) to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). A company generally experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Tax Code, increases by more than 50 percentage points over a rolling three-year period. The Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Tax Code by (i) discouraging any person or group from becoming a shareholder of 4.99% or more of Common Stock and (ii) discouraging any existing 4.99% shareholder from acquiring any additional shares of the Company’s stock. On March 24, 2020, the Company filed a Certificate of Designation of Series L Preferred Stock with the Secretary of State of the State of Delaware to designate a new Series L preferred stock of the Company. As of June 30, 2020, no Rights have been exercised.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

On March 3, 2020, the Company entered into that certain Securities Purchase Agreement, by and among the Company and certain purchasers, pursuant to which the Company agreed to issue and sell to the purchasers 3,245,745 shares of the Company’s common stock, and common warrants (“Common Warrants”) to purchase up to 7,142,858 shares of common stock at a price of $1.05 per share of common stock and Common Warrant. The Company also offered 3,897,113 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of common stock with a purchase price of $1.0499 each Pre-Funded Warrant. The exercise price of each Pre-Funded Warrant was $0.0001 per share and each Common Warrant was $1.05 per share.

This offering resulted in gross proceeds of approximately $7.5 million before deducting the placement agent’s fee and related offering expenses of $1.0 million.

On March 9, 2020, the Company entered into that certain Securities Purchase Agreement, by and among the Company and certain purchasers, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 2,090,909 shares of the Company’s common stock at an offering price of $2.75 per share.

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

On April 14, 2020, the Company, entered into that certain Securities Purchase Agreement, by and among the Company and certain purchasers, pursuant to which the Company agreed to issue and sell 14,000,000 shares of the Company’s common stock at an offering price of $1.00 per share.

The registered offering resulted in gross proceeds to the Company of $14.0 million, before deducting the placement agent’s fee and other related offering expenses.

Warrants

A summary of warrant activity for the six months ended June 30, 2020 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	351,939	$19.96	$111,332	0.94
Issued	11,207,244	0.72	-	0.12
Exercised	(10,758,016)	0.67	-	-
Outstanding as of June 30, 2020	801,167	$9.86	53,999	0.46

During the six months ended June 30, 2020, the Company issued 3,897,113 and 6,860,903 shares of common stock upon exercise of the Pre-Funded Warrant and Common Warrants, respectively, which resulted in gross proceeds of approximately $7.2 million.

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

Note 10. Subsequent Events

On June 22, 2020, certain owners (the “Sellers”) of 1,512,465 shares of common stock (the “Shares”), of the Company sold the Shares to a healthcare-dedicated investment fund (the “Fund”), pursuant to that certain Stock Purchase Agreement, by and among the Fund and the Sellers (the “Sale”). The Shares sold in the Sale were subject to restrictions (the “Restrictions”) pursuant to that certain Leak-Out Agreement, dated as of December 5, 2019, by and between the Company and CBM. The Restrictions were lifted pursuant to that certain Termination Agreement, dated as of June 24, 2020, by and between the Company and the Fund.

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

Overview

AIkido Pharma Inc., formerly known as Spherix Incorporated (the “Company”), was initially formed in 1967 and is currently a biotechnology company with a diverse portfolio of small-molecule anti-cancer therapeutics in development. The Company’s platform consists of patented technology from leading universities and researchers and we are currently in the process of developing an innovative therapeutic drug platform through strong partnerships with world renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. Our diverse pipeline of therapeutics includes therapies for pancreatic cancer, acute myeloid leukemia (“AML”) and acute lymphoblastic leukemia (“ALL”). The Company is also developing a broad-spectrum antiviral platform that may potentially inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus.

The Company previously focused its efforts on owning, developing, acquiring and monetizing intellectual property assets. Since May 2016, the Company has received limited funds from its intellectual property monetization. In addition to its patent monetization efforts, since the fourth quarter of 2017, the Company has been transitioning to focus its efforts as a technology and biotechnology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s investment in biotechnology research development includes: (i) an investment in Hoth Therapeutics, Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema, (ii) an investment in DatChat, Inc. (“DatChat”), a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, and (iii) the acquisition of assets of CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments.

As a result of the Company’s biotechnology research development and associated investments and acquisitions, our business portfolio now focuses on the treatment of three different cancers, including pancreatic cancer, AML and ALL. Our AML and ALL compounds, developed at Wake Forest University, are targeted therapeutics designed to overcome multiple resistance mechanisms observed with the current standard of care. DHA-dFdC, our pancreatic drug candidate developed at the University of Texas at Austin, is a new compound that we hope will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), has documented efficacy against pancreatic tumors in a clinically relevant transgenic mouse model and has demonstrated activities against other cancers, including leukemia, lung and melanoma. In addition, we are constantly seeking to grow our pipe to treat unmet medical needs in oncology.

In addition, the Company owns an exclusive world-wide license to patented technology from the University of Maryland Baltimore (“UMB”). Our license is for a broad-spectrum antiviral drug platform. The licensed technology is a broadly acting pan-viral inhibitory compound with efficacy against multiple viral pathogens. The technology works to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus. The technology is covered by two patent applications already on file with the United States Patent and Trademark Office. The UMB inventors are Drs. Matthew Frieman, Alexander MacKerell and Stuart Watson. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology.

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2019 and there have been no material changes to such policy or estimates during the six months ended June 30, 2020.

Recently Issued Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

During the three months ended June 30, 2020, we incurred a loss from operations of approximately $1.8 million as compared to $0.9 million during the comparable prior year period. The increase in loss was primarily attributed to $0.1 million increase in research and development expense incurred in connection with the license acquired, $0.7 million increase in other research and development expense, and $0.1 million increase in general and administrative expenses.

During the three months ended June 30, 2020, other expense was approximately $0.5 million as compared to approximately $0.2 million of income during the comparable prior year period. The increase in other expense was primarily attributed to a $1.8 million decrease in value of our investment in Hoth, and partially offset by $1.2 million increase in gains on marketable securities.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

During the six months ended June 30, 2020, we incurred a loss from operations of approximately $4.2 million as compared to $1.6 million during the comparable prior year period. The increase in loss was primarily attributed to $1.1 million increase in research and development expense incurred in connection with the license acquired, $0.8 million increase in other research and development expense, and $0.7 million increase in general and administrative expenses. During the six months ended June 30, 2020, we raised over $2.0 million of proceeds, therefore a payment of $1.0 million was due to CBM pursuant to that certain Asset Purchase Agreement, dated as of May 15, 2019, by and between the Company and CBM, as amended (the “CBM Purchase Agreement”). We recorded the payment to CBM as a component of research and development license acquired.

During the six months ended June 30, 2020, other expense was approximately $6.5 million as compared to approximately $0.2 million during the comparable prior year period. The increase in other expense was primarily attributed to a $6.4 million decrease in value of our investment in Hoth, and partially offset by $0.2 million increase in gains on marketable securities.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. We do not expect to incur revenue until our biotechnology products are fully developed. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash, cash equivalents and marketable securities on hand from our past debt and equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future,

●	seeking additional liquidity through credit facilities or other debt arrangements, and

●	increasing revenue from its patent portfolios, license fees and new business ventures.

We have funded our operations from proceeds from the sale of equity and debt securities, including pre-funded warrants. We will require significant additional capital to make the investments we need to execute our longer-term business plan. Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and future debt securities may contain covenants that limit our operations or ability to enter into certain transactions.

Our current cash is sufficient to fund operations for at least the next 12 months; however, we will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for our existing and new product candidates. If such funding is not available, or not available on terms acceptable to us, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed.

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Cash Flows from Operating Activities - For the six months ended June 30, 2020 and 2019, net cash used in operations was approximately $2.4 million and $1.6 million, respectively. The cash used in operating activities for the six months ended June 30, 2020 primarily resulted from a net loss of $10.6 million, and partially offset by reduction in fair value of investment of $6.7 million and $1.1 million research and development expense related with license acquired. The cash used in operating activities for the six months ended June 30, 2019 primarily resulted from a net loss of $1.8 million, $0.1 million unrealized loss on marketable securities and $0.2 million changes in assets and liabilities, and partially offset by $0.3 million change in fair value of our investment.

Cash Flows from Investing Activities - For the six months ended June 30, 2020 and 2019, net cash (used in) and provided by investing activities was approximately $(26.5) million and $1.4 million, respectively. The cash used in investing activities for the six months ended June 30, 2020 primarily resulted from our purchase of marketable securities of $78.0 million and research and development expense related with license acquired of $1.1 million, partially offset by our purchase of marketable securities of $52.2 million since we invest excess cash into marketable securities until additional cash is needed. The cash provided by investing activities primarily resulted from our sale of marketable securities for the six months ended June 30, 2019 of $6.9 million, partially offset by our purchase of marketable securities of $5.0 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the six months ended June 30, 2020 was $31.6 million, which reflects the net proceeds of $6.6 from investors in exchange of issuance of common stock, common warrants and prefunded warrants, net proceeds of $17.8 from investors in exchange of issuance of common stock, and net proceeds of $7.2 million from the exercise of common warrants and prefunded warrants. Cash provided by financing activities for the six months ended June 30, 2019 was $0.8 million, which reflects the net proceeds from investors in exchange of issuance of common stock and prefunded common stock warrants.

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

With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the Company’s primary focus for the foreseeable future will likely be our cancer treatment business, shareholders should understand that we are primarily an early stage biotechnology company with no history of revenue-generating operations, and our only assets consist of our proprietary drug and the know-how of our officers. Therefore, we are subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the early detection of certain cancers. DHA-dFdC is in its early stages of development, and we still must establish and implement many important functions necessary to commercialize the biotechnology.

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

Our loss from operations for the six months ended June 30, 2020 and 2019 was $4.2 million and $1.6 million, respectively. Our net loss for the six months ended June 30, 2020 and 2019 was $10.6 million and $1.8 million, respectively. Our accumulated deficit was $154.9 million at June 30, 2020. Our ability to become profitable depends upon our ability to generate revenue from biotechnology products. We do not know when, or if, we will generate any revenue from such biotechnology products. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of June 30, 2020, our internal control over financial reporting was not effective, due to our lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

Part of our business may include the internal development of new inventions or intellectual property that we will seek to monetize. For example, in December 2019, we acquired substantially all of the assets of CBM, including the acquisition of certain licensing rights with respect to patents and other intellectual property related to pioneering drug compounds that were developed at the University of Wake Forest and the University of Texas at Austin, in the areas of AML, ALL, acral lentiginous melanoma and pancreatic cancer (collectively, the “University Developments”). Should we choose to assist in the development of the University Developments and/or internally develop any other inventions or intellectual property, such aspect of our business will require significant capital and will take time to achieve.  Such activities may also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

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

If we find appropriate opportunities in the future, we may acquire businesses to further the Company’s strategic business objectives. For example, in December 2019, we acquired substantially all of the assets of CBM, including the acquisition of certain licensing rights with respect to patents and other intellectual property related to pioneering drug compounds that were developed at the University of Wake Forest and the University of Texas at Austin, in the areas of AML, ALL, acral lentiginous melanoma and pancreatic cancer. There can be no guarantee that we will be able to successfully integrate the business or assets of CBM into the Company.

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

Our pre-CBM acquisition stockholders had the right to vote in the election of our Board of Directors on other matters affecting us. As a result of the CBM Purchase Agreement, because of the issuance of shares of common stock to the CBM shareholders, our pre-CBM acquisition stockholders hold a percentage ownership of the Company that is much smaller than the pre-CBM acquisition stockholder’s previous percentage ownership. Because of this, our pre-CBM acquisition stockholders have less influence over the management and policies of the Company than they now have after the consummation of the acquisition of CBM’s assets.

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

Our ability to commercialize any product candidate also will depend in part on the extent to which coverage and adequate reimbursement for our product candidate will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to commercialize any product candidate for which we obtain marketing approval.

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

On April 28, 2020, we received a staff deficiency notice from Nasdaq informing the Company that its common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from March 16, 2020 to April 27, 2020, the Company no longer met this test.

Given the current extraordinary market conditions, Nasdaq had determined to toll the compliance periods for the bid price and market value of publicly held shares requirements through June 30, 2020. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had been provided with a compliance period of 180 calendar days, or until December 28, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 28, 2020. As of the close of trading on July 30, 2020, the closing bid price of our common stock was at least $1.00 per share for 10 consecutive trading days and, accordingly, we regained compliance with NASDAQ’s continued listing requirements.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of technology or technology related companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2019 through June 30, 2020, the share price of our common stock (on a split-adjusted basis) ranged from a high of $3.92 to a low of $0.51. The reason for the volatility in our stock is not well understood and may continue.  Factors that may have contributed to such volatility include, but are not limited to:

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

Because of the “anti-takeover” provisions in our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware General Corporation Law, a third party may be discouraged from making a takeover offer that could be beneficial to our stockholders.

The effect of certain provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”), could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, or make more costly any attempt to acquire control of the Company, even if the acquisition or the Board designees would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

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

As of August 5, 2020, we had outstanding 34,920,219 shares of common stock, of which our directors and executive officers owned 24,283 shares which are subject to the limitations of Rule 144 under the Securities Act.

In general, Rule 144 provides that any non-affiliate of ours, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we are then current in our filings with the SEC.

An affiliate of the Company may sell after six months with the following restrictions:

•	we are current in our filings;

•	certain manner of sale provisions;

•	filing of Form 144; and

•	volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

Because almost all of our outstanding shares are freely tradable (subject to certain restrictions imposed by lockup agreements executed by the holders thereof) and the shares held by our affiliates may be freely sold (subject to the Rule 144 limitations), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

10.1*	Master License Agreement, dated as of April 13, 2020, by and between AIkido Pharma, Inc. and the University of Maryland, Baltimore (incorporated herein by reference to Form S-3/A filed on June 12, 2020)

31.1	Certification of Principal Executive Officer and Principal Financial Officer of AIkido Pharma Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of AIkido Pharma Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this document have been redacted.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aikido Pharma Inc.
(Registrant)

Date: August 6, 2020	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)