Form 10-Q
period 2020-09-30
Aikido Pharma Inc.
filed 2020-11-13
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 34,920,219 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Form 10-Q

For the Quarter Ended September 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$910	$91
Marketable securities	26,388	857
Prepaid expenses and other assets	46	181
Total current assets	27,344	1,129

Investments	2,323	10,153
	$29,667	$11,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$98	$68
Accrued salaries and benefits	361	682
Total current liabilities	459	750

Total liabilities	459	750

Stockholders’ equity
Series D: 4,725 shares issued and outstanding at September 30, 2020 and December 31, 2019; liquidation value of $0.0001 per share	-	-
Series D-1: 834 shares issued and outstanding at September 30, 2020 and December 31, 2019; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 34,920,222 and 4,825,552 shares issued at September 30, 2020 and December 31, 2019, respectively; 34,920,219 and 4,825,549 shares outstanding at September 30, 2020 and December 31, 2019, respectively	3	-
Additional paid-in-capital	186,398	155,062
Treasury stock, at cost, 3 shares at September 30, 2020 and December 31, 2019	(264)	(264)
Accumulated deficit	(156,929)	(144,266)
Total stockholders’ equity	29,208	10,532
Total liabilities and stockholders’ equity	$29,667	$11,282

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating costs and expenses
General and administrative	$734	$892	$3,054	$2,483
Research and development	191	-	951	10
Research and development - license acquired	41	10	1,154	10
Total operating expenses	966	902	5,159	2,503
Loss from operations	(966)	(902)	(5,159)	(2,503)

Other income (expenses)
Other income	4	-	19	-
Gains and (losses) on marketable securities	(433)	(33)	(171)	31
Change in fair value of investment	(622)	(2,435)	(7,352)	(2,765)
Change in fair value of warrant liabilities	-	7	-	81
Total other expenses	(1,051)	(2,461)	(7,504)	(2,653)
Net loss	$(2,017)	$(3,363)	$(12,663)	$(5,156)

Net loss per share, basic and diluted
Basic and Diluted	$(0.06)	$(1.38)	$(0.49)	$(2.35)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	34,986,885	2,442,243	25,753,040	2,193,883

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended September 30, 2020

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2020	34,920,219	$3	5,559	$-	$186,667	3	$(264)	$(154,912)	$31,494
Distribution of Hoth common stock	-	-			(269)				(269)
Net loss	-	-	-	-		-	-	(2,017)	(2,017)
Balance at September 30, 2020	34,920,219	$3	5,559	$-	$186,398	3	$(264)	$(156,929)	$29,208

For the Three Months Ended September 30, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2019	2,321,088	$-	5,559	$-	$153,347	3	$(264)	$(141,876)	$11,207
Issuance of common stock, net of offering cost / At-the-market offering	239,359	-	-	-	523	-	-	-	523
Warrant exercise	33,333	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	214	-	-	-	214
Net loss	-	-	-	-	-	-	-	(3,363)	(3,363)
Balance at September 30, 2019	2,593,780	$-	5,559	$-	$154,084	3	$(264)	$(145,239)	$8,581

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Nine Months Ended September 30, 2020

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	4,825,549	$-	5,559	$-	$155,062	3	$(264)	$(144,266)	$10,532
Issuance of common stock, common warrants and prefunded warrants, net of offering cost	3,245,745	-	-	-	6,559	-	-	-	6,559
Issuance of common stock, net of offering cost	16,090,909	2	-	-	17,843	-	-	-	17,845
Common warrant and prefunded warrant exercise	10,758,016	1	-	-	7,203	-	-	-	7,204
Distribution of Hoth common stock	-	-			(269)				(269)
Net loss	-	-	-	-		-	-	(12,663)	(12,663)
Balance at September 30, 2020	34,920,219	$3	5,559	$-	$186,398	3	$(264)	$(156,929)	$29,208

For the Nine Months Ended September 30, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	2,010,025	$-	5,559	$-	$152,445	3	$(264)	$(140,083)	$12,098
Issuance of common stock and prefunded common stock warrants, net of offering cost	221,000	-	-	-	787	-	-	-	787
Issuance of common stock, net of offering cost / At-the-market offering	239,359	-	-	-	523				523
Exercise of prefunded common stock warrants	201,961	-	-	-	-	-	-	-	-
Warrant exercise	33,333	-	-	-	-				-
Exchange of common shares for prefunded warrants	(115,269)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	3,371	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	329	-	-	-	329
Net loss	-	-	-	-	-	-	-	(5,156)	(5,156)
Balance at September 30, 2019	2,593,780	$-	5,559	$-	$154,084	3	$(264)	$(145,239)	$8,581

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(12,663)	$(5,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	7,352	2,765
Change in fair value of warrant liabilities	-	(81)
Research and development-acquired license, expensed	1,154	-
Stock-based compensation	-	329
Realized (gain) loss on marketable securities	(97)	130
Unrealized loss (gain) on marketable securities	781	(132)
Changes in assets and liabilities:
Prepaid expenses and other assets	135	136
Accounts payable and accrued expenses	30	125
Accrued salaries and benefits	(321)	(138)
Payable to DatChat	50	(207)
Net cash used in operating activities	(3,579)	(2,229)

Cash flows from investing activities
Purchase of marketable securities	(98,524)	(6,651)
Sale of marketable securities	72,008	8,416
Sale of Hoth common shares	460	-
Purchase of investments at fair value	-	(550)
Purchase of research and development licenses	(1,154)	-
Net cash (used in) provided by investing activities	(27,210)	1,215

Cash flows from financing activities
Proceeds from issuance common stock, common warrants and prefunded warrants, net of offering cost	6,559	-
Proceeds from issuance common stock, net of offering cost	17,845	787
Proceeds from issuance common stock/ At-the-market offering	-	602
Offering costs from the issuance of common stock / At-the-market offering	-	(79)
Proceeds from exercise of warrants	7,204	-
Net cash provided by financing activities	31,608	1,310

Net increase in cash and cash equivalents	819	296
Cash and cash equivalents, beginning of period	91	17

Cash and cash equivalents, end of period	$910	$313

Non-cash investing and financing activities
Distribution of Hoth common stock	$269	$-

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

AIkido Pharma Inc., formerly known as Spherix Incorporated (the “Company”), was initially formed in 1967 and is currently a biotechnology company with a diverse portfolio of small-molecule anti-cancer therapeutics in development. The Company’s platform consists of patented technology from leading universities and researchers and we are currently in the process of developing an innovative therapeutic drug platform through strong partnerships with world-renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. The Company’s diverse pipeline of therapeutics includes therapies for pancreatic cancer, acute myeloid leukemia (“AML”) and acute lymphoblastic leukemia (“ALL”). The Company is also developing a broad-spectrum antiviral platform that may potentially inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus.

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

During the nine months ended September 30, 2020, the Company raised over $2.0 million of proceeds (see Note 8), therefore, a payment of $1.0 million was due to CBM pursuant to that certain Asset Purchase Agreement, dated as of May 15, 2019, by and between the Company and CBM, as amended (the “CBM Purchase Agreement”). The Company recorded this payment to CBM as a component of research and development license acquired during the nine months ended September 30, 2020 in the condensed consolidated statements of operations.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of the Company’s biotechnology research development and associated investments and acquisitions, the Company’s business portfolio now focuses on the treatment of three different cancers, including pancreatic cancer, AML and ALL. The Company’s AML and ALL compounds, developed at Wake Forest University, are targeted therapeutics designed to overcome multiple resistance mechanisms observed with the current standard of care. DHA-dFdC, the Company’s pancreatic drug candidate developed at the University of Texas at Austin (“UTA”), is a new compound that the Company hopes will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), has documented efficacy against pancreatic tumors in a clinically relevant transgenic mouse model and has demonstrated activities against other cancers, including leukemia, lung and melanoma. DHA-dFdC is being developed for oral administration in a solid lipid nanoparticle carrier matrix, which has also been licensed from UTA, and is intended to be a second-line treatment for advanced pancreatic cancer. The Company’s license with UTA (the “License”) is a royalty-bearing exclusive license that, unless terminated earlier, continues until the last date of expiration or termination of the patent rights granted under the License (the “Patent Rights”). With regard to DHA-dFdC, the Patent Rights include several filed U.S. patent applications (a “U.S. Patent Application”) and an application filed under the Patent Cooperation Treaty (“PCT”) that is currently being prosecuted to secure rights in foreign countries. From these applications, one patent, U.S. Patent No. 10,463,684 (the “684 Patent”), contains items covering the compound DHA-dFdC. Assuming all maintenance fees are timely paid, the 684 Patent is expected to expire on October 27, 2035. The Company’s license with UTA also covers a non-provisional U.S. Patent Application filed with respect to the lipid nanoparticle carrier matrix for the drug, which was filed on June 6, 2019. In June of 2020, at the request of the Company, UTA filed both a U.S. non-provisional utility patent application as well as a PCT application relating to the lipid nanoparticle carrier matrix. Patent prosecution on all pending patent applications is currently underway. The Company is currently engaged in third party Chemistry, Manufacturing and Controls (“CMC”) activities related to DHA-dFdC. Manufacturing activities thus far have confirmed the critical chemical steps required for the manufacturing and scalability of the process. In tandem, the Company is developing the solid lipid nanoparticle delivery system and is currently optimizing the manufacturing process for size and consistency of the particles. The Company expects these activities, as well as the development of the final formulation to comprise most of the CMC activities through the end of the year. Optimization of the formulation will require in vitro studies as well as some preliminary animal studies. During the first half of 2021, optimization of the formulation and biological studies, including animal toxicology testing and pharmacology testing, are scheduled to occur. To the extent costs are incurred relating to governmental regulations, including under the FDA and environmental regulations, those costs will be borne by our Contract Manufacturing Organizations and Contract Research Organizations and will be passed on to the Company as part of their fees. FDA approval will eventually be required to begin administering DHA-dFdC to patients as part of any clinical trials. The animal studies performed next year will be a necessary prerequisite to filing an Investigational New Drug Application (“IND”) with the FDA. The Company’s development activities in the first half of 2021 will also include preparing the IND for submission to the FDA. The Company’s formulation is a new chemotherapy oral dosage form “repurposing” the chemotherapeutic agent gemcitabine, enabling it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake certain time consuming and expensive safety studies. Proceeding under this regulatory pathway, we hope to be able to rely upon all of the publicly available safety and toxicology data with respect to gemcitabine in our FDA submissions. We believe that this path will dramatically reduce the required clinical development efforts, costs and risks as compared to what would be required of us if we were required to conduct the entire scope of trials required for new chemical entities that are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, the clinical development process may be several years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an IND or an NDA to the FDA. During the first half of 2021, we hope to schedule and attend the first of a series of meetings with the FDA to review the requirements for submission and activation of an IND with respect to the DHA/dFdC formulated in SLNs for second-line treatment of advanced pancreatic cancer. At that meeting, we will present to the FDA our proposed clinical trial plan for the treatment of advanced pancreatic cancer. As part the meeting, as is standard, the FDA will provide us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in patients. In addition, the Company is constantly seeking to grow its pipeline to treat unmet medical needs in oncology.

In addition, the Company owns an exclusive world-wide license to patented technology from the University of Maryland, Baltimore (“UMB”). The Company’s license is for a broad-spectrum antiviral drug platform. The licensed technology is a broadly acting pan-viral inhibitory compound with efficacy against multiple viral pathogens. The technology works to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus. The Company’s license covers two U.S. Nonprovisional Applications, which were consolidated and timely filed as a PCT application on June 5, 2020, commencing patent prosecution. Any patents issued from this application are expected to expire 20 years later, on June 5, 2040, unless the term is extended by the patent office. Publication of the results of the work to which the Company is licensed is expected later this year. Currently, the Company and UMB are collaborating to identify chemical structures that are as effective as, or more effective than, the lead compounds covered in the PCT application. The UMB inventors are Drs. Matthew Frieman, Alexander MacKerell and Stuart Watson. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology.

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Nasdaq Stock Market Deficiency Notice

On September 24, 2020, the Company received a staff deficiency notice from Nasdaq informing the Company that its common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from August 12, 2020 to September 23, 2020, the Company no longer met this test.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance period of 180 calendar days, or until March 23, 2021, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to March 23, 2021.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2020, condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 3, 2020.

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

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2020 and 2019, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations (excluding a $70,000 distribution to CBM shareholders during the nine months ended September 30, 2020), are as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Realized gain (loss)	$(447)	$(32)	$97	$(130)
Unrealized gain (loss)	(167)	(6)	(781)	132
Dividend income	180	6	439	29
Interest income	0	-	4	1
	$(433)	$(32)	$(241)	$32

Note 5. Investment in Hoth Therapeutics, Inc.

The following summarizes the Company investment in Hoth as of September 30, 2020:

Security Name	Shares Owned as of September 30, 2020	Fair value per Share as of September 30, 2020	Fair value as of September 30, 2020 (in thousands)
HOTH	1,166,415	$1.97	$2,298

On May 6, 2020, the Company entered into that certain Stock Transfer Agreement, by and between the Company and a purchaser, and sold 400,000 shares of Hoth common stock for net proceeds of approximately $0.5 million.

On February 23, 2020, the Board of Directors approved a distribution to the Company’s stockholders of up to 70,000 Hoth Shares held by the Company. Accordingly, each of the Company’s stockholders received one (1) share of Hoth common stock for every five hundred (500) shares of Company common stock held as of 5 p.m. Eastern Time on April 30, 2020, the dividend record date. The Company did not distribute fractional shares of Hoth common stock, and any fractional shares were rounded down to the nearest whole share. The final distribution amount of Hoth Shares is 69,815.

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

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2020 and December 31, 2019 ($ in thousands):

	Fair value measured at September 30, 2020
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$26,388	$26,388	$-	$-
Investments in Hoth	$2,298	$2,298	$-	$-

	Fair value measured at December 31, 2019
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual and exchange traded funds	$857	$857	$-	$-
Investments in Hoth	$10,128	$10,128	$-	$-

Note 7. Net Loss per Share

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2020 and 2019 are as follows:

	As of September 30,
	2020	2019
Convertible preferred stock	688	688
Warrants to purchase common stock	734,501	285,273
Options to purchase common stock	84,304	88,950
Total	819,493	374,911

Note 8. Stockholders’ Equity and Convertible Preferred Stock

Preferred Stock

Effective March 23, 2020, the Company declared a dividend of one right (“Right”) for each of the Company’s issued and outstanding shares of common stock. Each Right entitles a holder of record, as of the close of business on March 30, 2020, to purchase from the Company one one-thousandth of a share of the Company’s Series L preferred stock at a price of $5.00, subject to certain adjustments and subject to the terms of that certain Rights Agreement, dated as of March 23, 2020, by and between the Company and VStock Transfer, LLC, as rights agent (the “Rights Agreement”). The purpose of the Rights Agreement is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets (collectively, “Tax Benefits”) to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). A company generally experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Tax Code, increases by more than 50 percentage points over a rolling three-year period. The Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change under Section 382 of the Tax Code by (i) discouraging any person or group from becoming a shareholder of 4.99% or more of Common Stock and (ii) discouraging any existing 4.99% shareholder from acquiring any additional shares of the Company’s stock. On March 24, 2020, the Company filed a Certificate of Designation of Series L Preferred Stock with the Secretary of State of the State of Delaware to designate a new Series L preferred stock of the Company. As of September 30, 2020, no Rights have been exercised.

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

AIKIDO PHARMA INC.

(Formerly SPHERIX INCORPORATED)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

A summary of warrant activity for the nine months ended September 30, 2020 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	351,939	$19.96	$111,332	0.94
Issued	11,207,244	0.72	-	0.11
Exercised	(10,758,016)	0.67	-	-
Outstanding as of September 30, 2020	801,167	$9.86	40,000	0.22

During the nine months ended September 30, 2020, the Company issued 3,897,113 and 6,860,903 shares of common stock upon exercise of the Pre-Funded Warrant and Common Warrants, respectively, which resulted in gross proceeds of approximately $7.2 million.

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

Note 10. Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the evaluation and transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

AIkido Pharma Inc., formerly known as Spherix Incorporated (the “Company”), was initially formed in 1967 and is currently a biotechnology company with a diverse portfolio of small-molecule anti-cancer therapeutics in development. The Company’s platform consists of patented technology from leading universities and researchers and we are currently in the process of developing an innovative therapeutic drug platform through strong partnerships with world-renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. Our diverse pipeline of therapeutics includes therapies for pancreatic cancer, acute myeloid leukemia (“AML”) and acute lymphoblastic leukemia (“ALL”). The Company is also developing a broad-spectrum antiviral platform that may potentially inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus.

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

As a result of the Company’s biotechnology research development and associated investments and acquisitions, our business portfolio now focuses on the treatment of three different cancers, including pancreatic cancer, AML and ALL. Our AML and ALL compounds, developed at Wake Forest University, are targeted therapeutics designed to overcome multiple resistance mechanisms observed with the current standard of care. DHA-dFdC, our pancreatic drug candidate developed at the University of Texas at Austin (“UTA”), is a new compound that we hope will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), has documented efficacy against pancreatic tumors in a clinically relevant transgenic mouse model and has demonstrated activities against other cancers, including leukemia, lung and melanoma. DHA-dFdC is being developed for oral administration in a solid lipid nanoparticle carrier matrix, which has also been licensed from UTA, and is intended to be a second-line treatment for advanced pancreatic cancer. The Company’s license with UTA (the “License”) is a royalty-bearing exclusive license that, unless terminated earlier, continues until the last date of expiration or termination of the patent rights granted under the License (the “Patent Rights”). With regard to DHA-dFdC, the Patent Rights include several filed U.S. patent applications (a “U.S. Patent Application”) and an application filed under the Patent Cooperation Treaty (“PCT”) that is currently being prosecuted to secure rights in foreign countries. From these applications, one patent, U.S. Patent No. 10,463,684 (the “684 Patent”), contains items covering the compound DHA-dFdC. Assuming all maintenance fees are timely paid, the 684 Patent is expected to expire on October 27, 2035. The Company’s license with UTA also covers a non-provisional U.S. Patent Application filed with respect to the lipid nanoparticle carrier matrix for the drug, which was filed on June 6, 2019. In June of 2020, at the request of the Company, UTA filed both a U.S. non-provisional utility patent application as well as a PCT application relating to the lipid nanoparticle carrier matrix. Patent prosecution on all pending patent applications is currently underway. The Company is currently engaged in Chemistry, Manufacturing and Controls (“CMC”) activities related to DHA-dFdC. Manufacturing activities thus far have confirmed the critical chemical steps required for the manufacturing and scalability of the process. In tandem, the Company is developing the solid lipid nanoparticle delivery system and is currently optimizing the manufacturing process for size and consistency of the particles. The Company expects these activities, as well as the development of the final formulation to comprise most of the CMC activities through the end of the year. Optimization of the formulation will require in vitro studies as well as some preliminary animal studies. During the first half of 2021, optimization of the formulation and biological studies, including animal toxicology testing and pharmacology testing, are scheduled to occur. To the extent costs are incurred relating to governmental regulations, including under the FDA and environmental regulations, those costs will be borne by our Contract Manufacturing Organizations and Contract Research Organizations and will be passed on to the Company as part of their fees. FDA approval will eventually be required to begin administering DHA-dFdC to patients as part of any clinical trials. The animal studies performed next year will be a necessary prerequisite to filing an Investigational New Drug Application (“IND”) with the FDA. The Company’s development activities in the first half of 2021 will also include preparing the IND for submission to the FDA. The Company’s formulation is a new chemotherapy oral dosage form “repurposing” the chemotherapeutic agent gemcitabine, enabling it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake certain time consuming and expensive safety studies. Proceeding under this regulatory pathway, we hope to be able to rely upon all of the publicly available safety and toxicology data with respect to gemcitabine in our FDA submissions. We believe that this path will dramatically reduce the required clinical development efforts, costs and risks as compared to what would be required of us if we were required to conduct the entire scope of trials required for new chemical entities that are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, the clinical development process may be several years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an IND or an NDA to the FDA. During the first half of 2021, we hope to schedule and attend the first of a series of meetings with the FDA to review the requirements for submission and activation of an IND with respect to the DHA/dFdC formulated in SLNs for second-line treatment of advanced pancreatic cancer. At that meeting, we will present to the FDA our proposed clinical trial plan for the treatment of advanced pancreatic cancer. As part the meeting, as is standard, the FDA will provide us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in patients. In addition, we are constantly seeking to grow our pipeline to treat unmet medical needs in oncology.

In addition, the Company owns an exclusive world-wide license to patented technology from the University of Maryland Baltimore (“UMB”). Our license is for a broad-spectrum antiviral drug platform. The licensed technology is a broadly acting pan-viral inhibitory compound with efficacy against multiple viral pathogens. The technology works to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus. The technology is covered by two patent applications already on file with the United States Patent and Trademark Office. The Company’s license covers two U.S. Nonprovisional Applications, which were consolidated and timely filed as a PCT application on June 5, 2020, commencing patent prosecution. Any patents issued from this application are expected to expire 20 years later, on June 5, 2040, unless the term is extended by the patent office. Publication of the results of the work to which the Company is licensed is expected later this year. Currently, the Company and UMB are collaborating to identify chemical structures that are as effective as, or more effective than, the lead compounds covered in the PCT application. The UMB inventors are Drs. Matthew Frieman, Alexander MacKerell and Stuart Watson. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology.

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2019 and there have been no material changes to such policy or estimates during the nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

During the three months ended September 30, 2020, we incurred a loss from operations of approximately $1.0 million, as compared to $0.9 million during the comparable prior year period. The increase in loss was primarily attributed to $0.2 million increase in research and development expense, and partially offset by $0.2 million decrease in general and administrative expenses.

During the three months ended September 30, 2020, other expense was approximately $1.1 million as compared to approximately $2.5 million during the comparable prior year period. The decrease in other expense was primarily attributed to a $1.8 million lower loss in the change in fair value of investment in Hoth, and partially offset by $0.4 million increase in losses on marketable securities.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

During the nine months ended September 30, 2020, we incurred a loss from operations of approximately $5.2 million as compared to $2.5 million during the comparable prior year period. The increase in loss was primarily attributed to $1.1 million increase in research and development expense incurred in connection with the license acquired, $0.9 million increase in other research and development expense, and $0.6 million increase in general and administrative expenses. During the nine months ended September 30, 2020, we raised over $2.0 million of proceeds, therefore a payment of $1.0 million was due to CBM pursuant to that certain Asset Purchase Agreement, dated as of May 15, 2019, by and between the Company and CBM, as amended (the “CBM Purchase Agreement”). We recorded the payment to CBM as a component of research and development license acquired.

During the nine months ended September 30, 2020, other expense was approximately $7.5 million as compared to approximately $2.7 million during the comparable prior year period. The increase in other expense was primarily attributed to a $4.6 million decrease in change in fair value of investment in Hoth, and $0.2 million increase in losses on marketable securities.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. We do not expect to incur revenue until any of our biotechnology products are fully developed. While we continue to implement our business strategy, we intend to finance our activities through:

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

Our current cash is sufficient to fund operations for at least the next 12 months; however, we may need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for our existing and new product candidates. If such funding is not available, or not available on terms acceptable to us, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed.

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term development timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Cash Flows from Operating Activities - For the nine months ended September 30, 2020 and 2019, net cash used in operations was approximately $3.6 million and $2.2 million, respectively. The cash used in operating activities for the nine months ended September 30, 2020 primarily resulted from a net loss of $12.7 million, and partially offset by reduction in fair value of investment of $7.4 million and $1.2 million research and development expense related with license acquired. The cash used in operating activities for the nine months ended September 30, 2019 primarily resulted from a net loss of $5.2 million, $0.1 million unrealized loss on marketable securities and $84,000 changes in assets and liabilities, and partially offset by $2.8 million change in fair value of our investment.

Cash Flows from Investing Activities - For the nine months ended September 30, 2020 and 2019, net cash (used in) provided by investing activities was approximately $(27.2) million and $1.2 million, respectively. The cash used in investing activities for the nine months ended September 30, 2020 primarily resulted from our purchase of marketable securities of $98.5 million and research and development expense related with license acquired of $1.2 million, partially offset by our sale of marketable securities of $72.0 million since we invest excess cash into marketable securities until additional cash is needed. The cash provided by investing activities primarily resulted from our sale of marketable securities for the nine months ended September 30, 2019 of $8.4 million, partially offset by our purchase of marketable securities of $6.7 million.

Cash Flows from Financing Activities - Cash provided by financing activities for the nine months ended September 30, 2020 was $31.6 million, which reflects the net proceeds of $6.6 million from investors in exchange of issuance of common stock, common warrants and prefunded warrants, net proceeds of $17.8 million from investors in exchange of issuance of common stock, and net proceeds of $7.2 million from the exercise of common warrants and prefunded warrants. Cash provided by financing activities for the nine months ended September 30, 2019 was $1.3 million, which reflects the net proceeds of $0.8 million from investors in exchange of issuance of common stock and prefunded common stock warrants, and net proceeds of $0.5 million from the issuance of common stock as part of our ATM offering.

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

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

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

Aikido Pharma Inc.
(Registrant)

Date: November 13, 2020	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)