Form 10-Q
period 2021-03-31
AIkido Pharma Inc.
filed 2021-05-10
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, there were 89,531,146 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,981	$2,715
Marketable securities	92,426	24,801
Prepaid expenses and other assets	199	215
Short-term investment	2,298	-
Total current assets	102,904	27,731

Convertible note receivable	2,027	-
Investments	-	2,764
	$104,931	$30,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$244	$567
Accrued salaries and benefits	315	310
Total current liabilities	559	877

Total liabilities	559	877

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 4,725 shares issued and outstanding at March 31, 2021 and December 31, 2020; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at March 31, 2021 and December 31, 2020; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 89,531,149 and 34,920,222 shares issued at March 31, 2021 and December 31, 2020, respectively; 89,531,146 and 34,920,219 shares outstanding at March 31, 2021 and December 31, 2020, respectively	9	3
Additional paid-in-capital	265,192	186,482
Treasury stock, at cost, 3 shares at March 31, 2021 and December 31, 2020	(264)	(264)
Accumulated deficit	(160,565)	(156,603)
Total stockholders’ equity	104,372	29,618
Total liabilities and stockholders’ equity	$104,931	$30,495

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating costs and expenses
General and administrative	$1,212	$1,303
Research and development	72	85
Research and development - license acquired	1,034	1,011
Total operating expenses	2,318	2,399
Loss from operations	(2,318)	(2,399)

Other income (expenses)
Other income	135	-
Interest income	27	-
Losses on marketable securities	(1,339)	(863)
Change in fair value of investment	(467)	(5,071)
Total other expenses	(1,644)	(5,934)
Net loss	$(3,962)	$(8,333)

Net loss per share, basic and diluted
Basic and Diluted	$(0.07)	$(0.91)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	60,281,906	9,195,594

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	34,920,219	$3	5,559	$-	$186,482	3	$(264)	$(156,603)	$29,618
Issuance of common stock and warrants (net of offering costs of $8,260)	53,905,927	6	-	-	77,983	-	-	-	77,989
Exercise of warrants	80,000	-	-	-	84	-	-	-	84
Issuance of common stock for research and development license acquired	625,000	-	-	-	531	-	-	-	531
Stock-based compensation	-	-	-	-	112	-	-	-	112
Net loss	-	-	-	-	-	-	-	(3,962)	(3,962)
Balance at March 31, 2021	89,531,146	$9	5,559	$-	$265,192	3	$(264)	$(160,565)	$104,372

For the Three Months Ended March 31, 2020

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	4,825,549	$-	5,559	$-	$155,062	3	$(264)	$(144,266)	$10,532
Issuance of common stock, common warrants and prefunded warrants (net of offering costs of $958)	3,245,745	1	-	-	6,541	-	-	-	6,542
Issuance of common stock (net of offering costs of $655)	2,090,909	-	-	-	5,095	-	-	-	5,095
Common warrant and prefunded warrant exercise	10,695,706	1	-	-	7,138	-	-	-	7,139
Net loss	-	-	-	-	-	-	-	(8,333)	(8,333)
Balance at March 31, 2020	20,857,909	$2	5,559	$-	$173,836	3	$(264)	$(152,599)	$20,975

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,962)	$(8,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	467	5,071
Research and development-acquired license, expensed	1,034	1,011
Stock-based compensation	112	-
Realized (gain) loss on marketable securities	(424)	44
Unrealized loss on marketable securities	2,049	835
Changes in assets and liabilities:
Prepaid expenses and other assets	16	16
Accounts payable and accrued expenses	(323)	102
Accrued salaries and benefits	5	(244)
Interest receivable on convertible note	(27)	-
Payable to DatChat	-	50
Net cash used in operating activities	(1,053)	(1,448)

Cash flows from investing activities
Purchase of marketable securities	(83,586)	(20,378)
Sale of marketable securities	14,335	4,215
Purchase of research and development licenses	(503)	(1,011)
Purchase of convertible note	(2,000)	-
Net cash used in investing activities	(71,754)	(17,174)

Cash flows from financing activities
Proceeds from issuance common stock and warrants, net of offering cost	77,989	6,549
Proceeds from issuance common stock, net of offering cost	-	5,095
Proceeds from exercise of warrants	84	7,139
Net cash provided by financing activities	78,073	18,783

Net increase in cash and cash equivalents	5,266	161
Cash and cash equivalents, beginning of period	2,715	91

Cash and cash equivalents, end of period	$7,981	$252

Non-cash investing and financing activities
Offering cost included in accrued expenses	$-	$7

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

AIkido Pharma Inc.(the “Company” and “We”), formerly known as Spherix Incorporated, was initially formed in 1967. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. The Company’s pipeline consists of patented technology from leading universities and researchers. The Company is currently in the process of developing its innovative therapeutic drug pipeline through strong partnerships with world renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. The Company’s oncology therapeutics include prospective treatments for pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

As a result of the Company’s biotechnology research and development and associated investments and acquisitions, its business portfolio now focuses on the treatment of three different cancers and multiple types of viral infections. The Company’s pancreatic drug candidate, DHA-dFdC, developed at and licensed from the University of Texas at Austin, is a new compound that it hopes will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), targets pancreatic tumors and has demonstrated activities against other cancers. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology under the direction of these inventors at UMB.

Note 2. Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While the Company continues to implement its business strategy, it intends to finance its activities through managing current cash on hand from the Company’s past debt and equity offerings.

During the first quarter of 2021, the Company consummated a public offering of 53,905,927 shares of common stock (including the underwriter overallotment). The Company received net proceeds of approximately $78.0 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Based upon projected cash flow requirements, the Company has adequate cash to fund its operations for at least the next twelve months from the date of the issuance of these consolidated financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for drug candidates, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nuta Technology Corp. (“Nuta”), Spherix Portfolio Acquisition II, Inc. (“SPAII”), Guidance IP, LLC (“Guidance”), Directional IP, LLC (“Directional”), Spherix Management Services, LLC (“SMS”), Spherix Delaware Merger Sub Inc. (“Merger Sub”), Spherix Merger Subsidiary, Inc (“SMSI”) and NNPT, LLC (“NNPT”). All significant intercompany balances and transactions have been eliminated in consolidation.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2021, condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 25, 2021.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include stock-based compensation, the valuation of investments and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Significant Accounting Policies

Other than as described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 25, 2021.

Fair Value Option - Convertible Note

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our condensed consolidated balance sheets from those instruments using another accounting method.

Recently Adopted Accounting Standards

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

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. License agreement with Silo Pharma Inc.

Effective January 5, 2021, the Company entered into an exclusive patent license agreement (the “License Agreement”) with Silo Pharma Inc., a Delaware corporation and Silo Pharma Inc., a Florida corporation, and their affiliates/subsidiaries (collectively, “Silo Pharma”). On April 12, 2021, the Company entered into an amendment to the License Agreement (“Amendment”). The Amendment amended a portion of the license fees included in the original License Agreement and converted 500 shares of the Company’s Series M Convertible Preferred Stock into an aggregate of 625,000 restricted shares of the Company’s common stock, par value $0.001 per share, effective as of January 5, 2021.

As consideration for the license of the Licensed Patents, the Company issued and delivered to Silo Pharma 625,000 shares of the Company’s restricted stock. The Company paid a one-time nonrefundable cash payment of $0.5 million to Silo Pharma. The Company shall also pay Silo Pharma a running royalty equal 2% of “net sales” (as such term is defined in the License Agreement).

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2021 and 2020, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	For the Three Months Ended March 31,
	2021	2020
Realized gain (loss)	$424	$(44)
Unrealized loss	(2,049)	(835)
Dividend income	286	13
Interest income	-	4
	$(1,339)	$(863)

Note 6. Investment in Hoth Therapeutics, Inc.

The following summarizes the Company investment in Hoth as of March 31, 2021:

Security Name	Shares Owned as of March 31, 2021	Fair value per Share as of March 31, 2021	Fair value as of March 31, 2021 (in thousands)
HOTH	1,166,415	$1.97	$2,298

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

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2021 and December 31, 2020 ($ in thousands):

	Fair value measured at March 31, 2021
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$92,426	$92,426	$-	$-
Short-term investment	$2,298	$2,298	$-	$-
Convertible note receivable	$2,027	$-	$-	$2,027

	Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$24,801	$24,801	$-	$-
Investments	$2,764	$2,764	$-	$-

Level 3 Valuation Techniques

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

	Fair Value of Level 3 investment
	March 31, 2021	December 31, 2020
Beginning balance	$-	$-
Purchase of convertible note	2,000	-
Accrued interest receivable	27	-
Ending balance	$2,027	$-

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

The Company has elected to measure the purchase of the Convertible Note from Convergent using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the condensed consolidated statements of operations.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Convertible Note is disclosed as a noncurrent Convertible Note investment in the condensed consolidated balance sheets. As of March 31, 2021, the fair value of the Convertible Note was measured at $2.0 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. The value at which the Company’s Convertible Note is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments. No change in fair value was recorded during the three months ended March 31, 2021.

Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the condensed consolidated statements of operations. The Company recorded an interest income receivable of approximately $27,000 on the Convertible Note as of March 31, 2021.

Note 8. Net Loss per Share

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2021 and 2020 are as follows:

	As of March 31,
	2021	2020
Convertible preferred stock	688	688
Warrants to purchase common stock	5,801,701	796,811
Options to purchase common stock	484,304	88,950
Total	6,286,693	886,449

Note 9. Stockholders’ Equity and Convertible Preferred Stock

Public Offering

On February 19, 2021, the Company consummated the public offering pursuant to an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative to the underwriters named therein (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the “Offering”) an aggregate of 46,875,000 shares (the “Shares”) of common stock, $0.0001 par value per share, of the Company (the “Common Stock”). The Company received gross proceeds of approximately $75 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On February 23, 2021, the Underwriter partially exercised its over-allotment option and purchased an additional 7,030,927 Shares, resulting in aggregate proceeds of approximately $86.2 million, before deducting underwriting discounts and commissions and other expenses. The total net proceeds received from these two offerings were approximately $78.0 million.

In connection with the Offering, the Company issued the Underwriter warrants (the “Underwriter’s Warrants”) to purchase up to 4,312,473 shares of Common Stock, or 8% of the Shares sold in the Offering. The Underwriter’s Warrants will be exercisable for a period of five years from February 19, 2021 at an exercise price of $2.00 per share, subject to adjustment.

Warrants

A summary of warrant activity for the three months ended March 31, 2021 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	1,723,020	$3.07	57,333	1.11
Issued	4,312,473	2.00	-	4.89
Exercised	(80,000)	1.05	-	-
Expired	(87,123)	34.72	-	-
Forfeited	(3)	16.15	-	-
Outstanding as of March 31, 2021	5,868,367	$1.84	93,509	4.62

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

A summary of stock option activity for the three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	384,304	$40.15	$69,000	8.9
Employee options granted	100,000	1.24	-	9.8
Outstanding as of March 31, 2021	484,304	$32.12	$150,000	8.9
Options vested and exercisable	284,304	$54.15	$75,000	8.3

Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $0 for the three months ended March 31, 2021 and 2020, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $70,000 and will be recorded through July 2021.

Restricted Stock Awards

Pursuant to the patent license agreement effective January 5, 2021 with Silo Parma Inc., the Company issued and delivered to Silo Pharma 625,000 shares of the Company’s restricted stock as consideration for the license of the licensed patents. This restricted stock award vested immediately. The Company recorded approximately $0.5 million in research and development expense related with license acquired during the three months ended March 31, 2021 related to this arrangement.

Note 10. Commitments and Contingencies

Legal Proceedings

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Risks and Uncertainties – COVID-19

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for drug candidates, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 11. Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the evaluation and transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. All references to “we,” “us,” “our” and the “Company” refer to Aikido Pharma Inc., a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2020 and there have been no material changes to such policy or estimates during the three months ended March 31, 2021.

Recently Issued Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

During the three months ended March 31, 2021, we incurred a loss from operations of approximately $2.3 million, as compared to $2.4 million during the comparable prior year period. The decrease in loss was primarily attributed to $13,000 decrease in research and development expense and $ $92,000 decrease in general and administrative expenses, partially offset by $23,000 increase in research and development expense related with license acquisition.

During the three months ended March 31, 2021, other expense was approximately $1.7 million as compared to approximately $5.9 million during the comparable prior year period. The net loss per share went down from a decrease in net operating losses and a significant increase in the number of shares outstanding. The decrease in other expense was primarily attributed to a $4.6 million lower loss in the change in fair value of investment in Hoth, and partially offset by $0.5 million increase in losses on marketable securities.

The Company experienced very little or no revenue in the last two years and we don’t expect any revenue until a biotechnology product is fully developed which may not occur for many years.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. We do not expect to incur revenue until any of our biotechnology products are fully developed. While we continue to implement our business strategy, we intend to finance our activities through managing current cash on hand from our past equity offerings.

During the first quarter of 2021, the Company consummated a public offering of 53,905,927 shares of common stock (including the underwriter overallotment). The Company received net proceeds of approximately $78.0 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Therefore, the Company has adequate cash to fund its operations for at least the next twelve months.

Moving forward, the Company intends to manage its cash through an investment committee focused on asset preservation and reasonable risk allocation. Further, the Company intends to grow its drug platform through additional licensing efforts that are similar to those the Company has already entered into and disclosed. In addition, the Company is seeking partnerships with academic institutions and private enterprise to find, fund and advance new drug compounds that can be brought to commercialization.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s consolidated financial position, results of its consolidated operations and/or search for drug candidates, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities - For the three months ended March 31, 2021 and 2020, net cash used in operations was approximately $1.1 million and $1.4 million, respectively. The cash used in operating activities for the three months ended March 31, 2021 primarily resulted from a net loss of $4.0 million, and partially offset by $2.0 million unrealized loss on marketable securities and $1.0 million research and development expense related with license acquired. The cash used in operating activities for the three months ended March 31, 2020 primarily resulted from a net loss of $8.3 million, and partially offset by reduction in fair value of investment of $5.1 million and $1.0 million research and development expense related with license acquired.

Cash Flows from Investing Activities - For the three months ended March 31, 2021 and 2020, net cash used in investing activities was approximately $71.8 million and $17.2 million, respectively. The cash used in investing activities for the three months ended March 31, 2021 primarily resulted from our purchase of marketable securities of $83.6 million and purchase of convertible note of $2.0 million, partially offset by our sale of marketable securities of $14.3 million since we invest excess cash into marketable securities until additional cash is needed. The cash used in investing activities for the three months ended March 31, 2020 primarily resulted from our purchase of marketable securities of $20.4 million and research and development expense related with license acquired of $1.0 million, partially offset by our purchase of marketable securities of $4.2 million since we invest excess cash into marketable securities.

Cash Flows from Financing Activities - Cash provided by financing activities for the three months ended March 31, 2021 was $78.1 million, which reflects the net proceeds of $78.0 million from investors in exchange of issuance of common stock and warrants and net proceeds of $84,000 from the exercise of common warrants. Cash provided by financing activities for the three months ended March 31, 2020 was $18.8 million, which reflects the net proceeds of $6.5 from investors in exchange of issuance of common stock, common warrants and prefunded warrants, net proceeds of $5.1 from investors in exchange of issuance of common stock, and net proceeds of $7.1 million from the exercise of common warrants and prefunded warrants.

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

With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

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

Aikido Pharma Inc.
(Registrant)

Date: May 10, 2021	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)