Form 10-Q
period 2021-06-30
AIkido Pharma Inc.
filed 2021-08-11
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, there were 89,681,146 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,718	$2,715
Marketable securities	87,832	24,801
Prepaid expenses and other assets	176	215
Short-term investment	1,866	-
Deposits	4,476	-
Total current assets	102,068	27,731

Convertible note receivable	2,067	-
Investments	-	2,764
	$104,135	$30,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$319	$567
Accrued salaries and benefits	733	310
Total current liabilities	1,052	877

Total liabilities	1,052	877

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 4,725 shares issued and outstanding at June 30, 2021 and December 31, 2020; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at June 30, 2021 and December 31, 2020; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 89,531,149 and 34,920,222 shares issued at June 30, 2021 and December 31, 2020, respectively; 89,531,146 and 34,920,219 shares outstanding at June 30, 2021 and December 31, 2020, respectively	9	3
Additional paid-in capital	265,255	186,482
Treasury stock, at cost, 3 shares at June 30, 2021 and December 31, 2020	(264)	(264)
Accumulated deficit	(161,917)	(156,603)
Total stockholders’ equity	103,083	29,618
Total liabilities and stockholders’ equity	$104,135	$30,495

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating costs and expenses
General and administrative	$2,343	$1,017	$3,555	$2,320
Research and development	325	675	397	760
Research and development - license acquired	91	102	1,125	1,113
Total operating expenses	2,759	1,794	5,077	4,193
Loss from operations	(2,759)	(1,794)	(5,077)	(4,193)

Other income (expenses)
Other income	-	15	135	15
Interest income	40	-	67	-
Gains on marketable securities	1,798	1,125	459	262
Change in fair value of investment	(431)	(1,659)	(898)	(6,730)
Total other income (expenses)	1,407	(519)	(237)	(6,453)
Net loss	$(1,352)	$(2,313)	$(5,314)	$(10,646)

Net loss per share, basic and diluted
Basic and Diluted	$(0.02)	$(0.07)	$(0.07)	$(0.50)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	89,595,614	32,975,170	75,019,737	21,085,382

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended June 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2021	89,531,146	$9	5,559	$-	$265,192	3	$(264)	$(160,565)	$104,372
Stock-based compensation	-	-	-	-	63	-	-	-	63
Net loss	-	-	-	-	-	-	-	(1,352)	(1,352)
Balance at June 30, 2021	89,531,146	$9	5,559	$-	$265,255	3	$(264)	$(161,917)	$103,083

For the Three Months Ended June 30, 2020

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2020	20,857,909	$2	5,559	$-	$173,836	3	$(264)	$(152,599)	$20,975
Issuance of common stock, net of offering cost	14,000,000	1	-	-	12,766	-	-	-	12,768
Common warrant and prefunded warrant exercise	62,310	-	-	-	65	-	-	-	65
Net loss	-	-	-	-	-	-	-	(2,313)	(2,313)
Balance at June 30, 2020	34,920,219	$3	5,559	$-	$186,667	3	$(264)	$(154,912)	$31,494

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Six Months Ended June 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	34,920,219	$3	5,559	$-	$186,482	3	$(264)	$(156,603)	$29,618
Issuance of common stock and warrants (net of offering costs of $8,260)	53,905,927	6	-	-	77,983	-	-	-	77,989
Exercise of warrants	80,000	-	-	-	84	-	-	-	84
Issuance of common stock for research and development license acquired	625,000	-	-	-	531	-	-	-	531
Stock-based compensation	-	-	-	-	175	-	-	-	175
Net loss	-	-	-	-	-	-	-	(5,314)	(5,314)
Balance at June 30, 2021	89,531,146	$9	5,559	$-	$265,255	3	$(264)	$(161,917)	$103,083

For the Six Months Ended June 30, 2020

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	4,825,549	$-	5,559	$-	$155,062	3	$(264)	$(144,266)	$10,532
Issuance of common stock, common warrants and prefunded warrants, net of offering cost	3,245,745	-	-	-	6,559	-	-	-	6,559
Issuance of common stock, net of offering cost	16,090,909	2	-	-	17,843	-	-	-	17,845
Common warrant and prefunded warrant exercise	10,758,016	1	-	-	7,203	-	-	-	7,204
Net loss	-	-	-	-	-	-	-	(10,646)	(10,646)
Balance at June 30, 2020	34,920,219	$3	5,559	$-	$186,667	3	$(264)	$(154,912)	$31,494

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,314)	$(10,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	898	6,730
Research and development-acquired license, expensed	1,125	1,113
Stock-based compensation	175	-
Realized gain on marketable securities	(1,084)	(544)
Unrealized loss on marketable securities	1,395	614
Changes in assets and liabilities:
Prepaid expenses and other assets	39	76
Accounts payable and accrued expenses	(248)	608
Accrued salaries and benefits	423	(389)
Interest receivable on convertible note	(67)	-
Payable to DatChat	-	50
Net cash used in operating activities	(2,658)	(2,388)

Cash flows from investing activities
Purchase of marketable securities	(86,497)	(78,042)
Sale of marketable securities	23,155	52,215
Sale of Hoth common shares	-	460
Funds to deposit accounts, net	(4,476)	-
Purchase of research and development licenses	(594)	(1,113)
Purchase of convertible note	(2,000)	-
Net cash used in investing activities	(70,412)	(26,480)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of offering cost	77,989	6,559
Proceeds from issuance of common stock, net of offering cost	-	17,845
Proceeds from exercise of warrants	84	7,204
Net cash provided by financing activities	78,073	31,608

Net increase in cash and cash equivalents	5,003	2,740
Cash and cash equivalents, beginning of period	2,715	91

Cash and cash equivalents, end of period	$7,718	$2,831

See accompanying notes to condensed consolidated financial statements

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

AIkido Pharma Inc. (the “Company” and “We”), formerly known as Spherix Incorporated, was initially formed in 1967. Since 2017, the Company  has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. The Company’s pipeline consists of patented technology from leading universities and researchers. The Company is currently in the process of developing its innovative therapeutic drug pipeline through strong partnerships with world renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. The Company’s oncology therapeutics include prospective treatments for pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2021, condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 25, 2021.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include stock-based compensation, the valuation of investments, the valuation of convertible note and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

Deposits

During the three months ended June 30, 2021, the Company deposited $5 million with a fund to identify opportunities to expand the Company’s core business strategies in Asia. The cash are held in bank accounts on behalf of the Company until the fund manager identifies investments. During the three months ended June 30, 2021, the Company incurred fees of approximately $0.5 million advisory fees and the balance held in cash in this fund was $4.5 million as of June 30, 2021.

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

Note 4. License agreement with Silo Pharma Inc.

Effective January 5, 2021, the Company entered into an exclusive patent license agreement (the “License Agreement”) with Silo Pharma Inc., a Delaware corporation and Silo Pharma Inc., a Florida corporation, and their affiliates/subsidiaries (collectively, “Silo Pharma”). On April 12, 2021, the Company entered into an amendment to the License Agreement (“Amendment”). The Amendment amended a portion of the license fees included in the original License Agreement and exchange 500 shares of the Company’s Series M Convertible Preferred Stock to an aggregate of 625,000 restricted shares of the Company’s common stock, par value $0.001 per share, effective as of January 5, 2021. The Company paid a one-time nonrefundable cash payment of $0.5 million to Silo Pharma. The Company shall also pay Silo Pharma a running royalty equal to 2% of “net sales” (as such term is defined in the License Agreement).

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2021 and 2020, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Realized gain (loss)	$661	$597	$1,084	$544
Unrealized gain (loss)	653	212	(1,395)	(614)
Dividend income	484	246	770	259
Interest income	-	-	-	4
	$1,798	$1,055	$459	$193

Note 6. Investment in Hoth Therapeutics, Inc.

The following summarizes the Company investment in Hoth as of June 30, 2021:

Security Name	Shares Owned as of June 30, 2021	Fair value per Share as of June 30, 2021	Fair value as of June 30, 2021 (in thousands)
HOTH	1,166,415	$1.60	$1,866

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2021 and December 31, 2020 ($ in thousands):

	Fair value measured at June 30, 2021
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$62,306	$62,306	$—	$—
Mutual fund securities	$25,013	$25,013	$—	$—
Unit Investments Trust	$513	$513	$—	$—
	$87,832	$87,832	$—	$—
Short-term investment	$1,866	$1,866	$—	$—
Convertible note receivable	$2,067	$—	$—	$2,067

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Level 3 Valuation Techniques

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

	Fair Value of Level 3 investment
	June 30, 2021	December 31, 2020
Beginning balance	$-	$-
Purchase of convertible note	2,000	-
Accrued interest receivable	67	-
Ending balance	$2,067	$-

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

The Convertible Note is disclosed as a noncurrent Convertible Note investment in the condensed consolidated balance sheets. As of June 30, 2021, the fair value of the Convertible Note was measured at $2.0 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. The value at which the Company’s Convertible Note is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments. No change in fair value was recorded during the six months ended June 30, 2021.

Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the condensed consolidated statements of operations. The Company recorded an interest income receivable of approximately $67,000 on the

Convertible Note as of June 30, 2021.

Note 8. Net Loss per Share

Basic loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2021 and 2020 are as follows:

	As of June 30,
	2021	2020
Convertible preferred stock	688	688
Warrants to purchase common stock	5,801,701	734,501
Options to purchase common stock	479,654	88,950
Total	6,282,043	824,139

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Warrants

A summary of warrant activity for the six months ended June 30, 2021 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	1,723,020	$3.07	57,333	1.11
Issued	4,312,473	2.00	-	4.64
Exercised	(80,000)	1.05	-	-
Expired	(153,789)	19.67	-	-
Forfeited	(3)	16.15	-	-
Outstanding as of June 30, 2021	5,801,701	$1.86	63,333	4.37

Stock Options

A summary of stock option activity for the six months ended June 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	384,304	$40.15	$69,000	8.9
Employee options granted	100,000	1.24	-	9.6
Employee options expired	(4,650)	-	-	-
Outstanding as of June 30, 2021	479,654	$32.35	$96,000	8.7
Options vested and exercisable	429,654	$35.97	$96,000	8.6

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation associated with the amortization of stock option expense was approximately $63,000 and $0 for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation associated with the amortization of stock option expense was approximately $0.2 million and $0 for the six months ended June 30, 2021 and 2020, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $6,000 and will be recorded through July 2021.

Restricted Stock Awards

Pursuant to the patent license agreement effective January 5, 2021 with Silo Parma Inc., the Company issued and delivered to Silo Pharma 625,000 shares of the Company’s restricted stock as consideration for the license of the licensed patents. This restricted stock award vested immediately. The Company recorded approximately $0.5 million in research and development expense related with license acquired during the six months ended June 30, 2021 related to this arrangement.

Note 10. Commitments and Contingencies

Legal Proceedings

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Risks and Uncertainties – COVID-19

Management continues to valuate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for drug candidates, the specific impact is not readily determinable as of the date of these consolidated financial statements. The COVID-19 pandemic has slowed down some drug development efforts and has slowed the acquisition of new drugs. However, the impact of the pandemic and ensuing lockdowns are easing. The process of drug development and further acquisitions is now continuing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 11. Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the consolidated financial statements were issued. Based upon the evaluation and transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2020 and there have been no material changes to such policy or estimates during the six months ended June 30, 2021.

Recently Issued Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

During the three months ended June 30, 2021, we incurred a loss from operations of approximately $2.8 million, as compared to $1.8 million during the comparable prior year period. The increase in loss was primarily attributed to $1.3 million increase in in general and administrative expenses, partially offset by $0.4 million decrease research and development expense and $11,000 decrease in research and development expense related with license acquisition.

During the three months ended June 30, 2021, other income was approximately $1.4 million as compared to other expense of approximately $0.5 million during the comparable prior year period. The net loss per share decreased from a decrease in net operating losses and a significant increase in the number of shares outstanding. The decrease in other expense was primarily attributed to a $1.2 million lower loss in the change in fair value of investment in Hoth and $0.7 million increase in gains on marketable securities.

The Company experienced very little or no revenue in the last two years and we don’t expect any revenue until a biotechnology product is fully developed which may not occur for many years.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

During the six months ended June 30, 2021, we incurred a loss from operations of approximately $5.1 million, as compared to a loss of $4.2 million during the comparable prior year period. The increase in loss was primarily attributed to $1.2 million increase in general and administrative expenses, and $12,000 increase in research and development expense related to the license acquisition, partially offset by $0.4 million decrease in research and development expense.

During the six months ended June 30, 2021, other expense was approximately $0.2 million as compared to approximately $6.5 million during the comparable prior year period. The decrease in other expense was primarily attributed to a $5.8 million lower loss in the change in fair value of investment in Hoth and $0.2 million increase in gains on marketable securities. The net loss per share decreased from a decrease in net operating losses and a significant increase in the number of shares outstanding.

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

During the six months of 2021, the Company consummated a public offering of 53,905,927 shares of common stock (including the underwriter overallotment). The Company received net proceeds of approximately $78.0 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Therefore, the Company has adequate cash to fund its operations for at least the next twelve months.

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

Cash Flows from Operating Activities - For the six months ended June 30, 2021 and 2020, net cash used in operations was approximately $2.7 million and $2.4 million, respectively. The cash used in operating activities for the six months ended June 30, 2021 primarily resulted from a net loss of $5.3 million and $1.1 million realized gain on marketable securities, and partially offset by $1.4 million unrealized loss on marketable securities and $1.1 million research and development expense related with license acquired. The cash used in operating activities for the six months ended June 30, 2020 primarily resulted from a net loss of $10.6 million, and partially offset by the reduction in fair value of investment of $6.7 million and $1.1 million research and development expense related with license required.

Cash Flows from Investing Activities - For the six months ended June 30, 2021 and 2020, net cash used in investing activities was approximately $70.4 million and $26.5 million, respectively. The cash used in investing activities for the six months ended June 30, 2021 primarily resulted from our purchase of marketable securities of $86.5 million, funds to deposit accounts of $4.5 million (net of fee) and purchase of convertible note of $2.0 million, partially offset by our sale of marketable securities of $23.2 million since we invest excess cash into marketable securities until additional cash is needed. The cash used in investing activities for the six months ended June 30, 2020 primarily resulted from our purchase of marketable securities of $78.0 million and research and development expense related with license acquired of $1.1 million, partially offset by our purchase of marketable securities of $52.2 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities - Cash provided by financing activities for the six months ended June 30, 2021 was $78.1 million, which reflects the net proceeds of $78.0 million from investors in exchange of issuance of common stock and warrants and net proceeds of $84,000 from the exercise of common warrants. Cash provided by financing activities for the six months ended June 30, 2020 was $31.6 million, which reflects the net proceeds of $6.6 from investors in exchange of issuance of common stock, common warrants and prefunded warrants, net proceeds of $17.8 from investors in exchange of issuance of common stock, and net proceeds of $7.2 million from the exercise of common warrants and prefunded warrants

Off-balance sheet arrangements.

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

With respect to the quarter ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of AIkido Pharma Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of AIkido Pharma Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aikido Pharma Inc.
(Registrant)

Date: August 11, 2021	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)