Form 10-Q
period 2021-09-30
AIkido Pharma Inc.
filed 2021-11-10
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 89,681,146 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,948	$2,715
Marketable securities	80,525	24,801
Prepaid expenses and other assets	644	215
Short-term investment	6,274	-
Deposits	4,420	-
Total current assets	97,811	27,731

Convertible note receivable	2,107	-
Investments	5,066	2,764
Total assets	$104,984	$30,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,572	$567
Accrued salaries and benefits	237	310
Total current liabilities	1,809	877

Total liabilities	1,809	877

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 4,725 shares issued and outstanding at September 30, 2021 and December 31, 2020; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at September 30, 2021 and December 31, 2020; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 89,681,149 and 34,920,222 shares issued at September 30, 2021 and December 31, 2020, respectively; 89,681,146 and 34,920,219 shares outstanding at September 30, 2021 and December 31, 2020, respectively	9	3
Additional paid-in capital	265,394	186,482
Treasury stock, at cost, 3 shares at September 30, 2021 and December 31, 2020	(264)	(264)
Accumulated deficit	(161,964)	(156,603)
Total stockholders’ equity	103,175	29,618
Total liabilities and stockholders’ equity	$104,984	$30,495

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating costs and expenses
General and administrative	$1,676	$734	$5,231	$3,054
Research and development	100	191	497	951
Research and development - license acquired	3	41	1,128	1,154
Total operating expenses	1,779	966	6,856	5,159
Loss from operations	(1,779)	(966)	(6,856)	(5,159)

Other income (expenses)
Other income	-	4	135	19
Interest income	40	-	107	-
Loss on marketable securities	(3,033)	(433)	(2,574)	(171)
Change in fair value of investment	4,725	(622)	3,827	(7,352)
Total other income (expenses)	1,732	(1,051)	1,495	(7,504)
Net loss	$(47)	$(2,017)	$(5,361)	$(12,663)

Net loss per share, basic and diluted
Basic and Diluted	$(0.00)	$(0.06)	$(0.07)	$(0.49)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	89,632,233	34,986,885	79,944,095	25,753,040

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended September 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2021	89,531,146	$9	5,559	$-	$265,255	3	$(264)	$(161,917)	$103,083
Stock-based compensation	150,000	-	-	-	139	-	-	-	139
Net loss	-	-	-	-	-	-	-	(47)	(47)
Balance at September 30, 2021	89,681,146	$9	5,559	$-	$265,394	3	$(264)	$(161,964)	$103,175

For the Three Months Ended September 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2020	34,920,219	$3	5,559	$-	$186,667	3	$(264)	$(154,912)	$31,494
Distribution of Hoth common stock	-	-	-	-	(269)	-	-	-	(269)
Net loss	-	-	-	-	-	-	-	(2,017)	(2,017)
Balance at September 30, 2020	34,920,219	$3	5,559	$-	$186,398	3	$(264)	$(156,929)	$29,208

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Nine Months Ended September 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	34,920,219	$3	5,559	$-	$186,482	3	$(264)	$(156,603)	$29,618
Issuance of common stock and warrants (net of offering costs of $8,260)	53,905,927	6	-	-	77,983	-	-	-	77,989
Exercise of warrants	80,000	-	-	-	84	-	-	-	84
Issuance of common stock for research and development license acquired	625,000	-	-	-	531	-	-	-	531
Stock-based compensation	150,000	-	-	-	314	-	-	-	314
Net loss	-	-	-	-	-	-	-	(5,361)	(5,361)
Balance at September 30, 2021	89,681,146	$9	5,559	$-	$265,394	3	$(264)	$(161,964)	$103,175

For the Nine Months Ended September 30, 2020

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	4,825,549	$-	5,559	$-	$155,062	3	$(264)	$(144,266)	$10,532
Issuance of common stock, common warrants and prefunded warrants (net of offering costs of $941)	3,245,745	-	-	-	6,559	-	-	-	6,559
Issuance of common stock, net of offering cost (net of offering costs of $1,905)	16,090,909	2	-	-	17,843	-	-	-	17,845
Common warrant and prefunded warrant exercise	10,758,016	1	-	-	7,203	-	-	-	7,204
Distribution of Hoth common stock	-	-	-	-	(269)	-	-	-	(269)
Net loss	-	-	-	-	-	-	-	(12,663)	(12,663)
Balance at September 30, 2020	34,920,219	$3	5,559	$-	$186,398	3	$(264)	$(156,929)	$29,208

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,361)	$(12,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	(3,827)	7,352
Research and development-acquired license, expensed	1,128	1,154
Stock-based compensation	314	-
Realized gain on marketable securities	(501)	(97)
Unrealized loss on marketable securities	4,296	781
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(429)	135
Accounts payable and accrued expenses	5	30
Accrued salaries and benefits	(73)	(321)
Interest receivable on convertible note	(107)	-
Payable to DatChat	-	50
Net cash used in operating activities	(4,555)	(3,579)

Cash flows from investing activities
Purchase of marketable securities	(90,541)	(98,524)
Sale of marketable securities	30,439	72,008
Proceeds from sale of Hoth common shares	-	460
Proceeds from sale of DatChat common shares	900	-
Funds to deposit accounts, net	(4,420)	-
Purchase of investments	(4,066)	-
Purchase of research and development licenses	(597)	(1,154)
Purchase of convertible note	(2,000)	-
Net cash used in investing activities	(70,285)	(27,210)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of offering cost	77,989	6,559
Proceeds from issuance of common stock, net of offering cost	-	17,845
Proceeds from exercise of warrants	84	7,204
Net cash provided by financing activities	78,073	31,608

Net increase in cash and cash equivalents	3,233	819
Cash and cash equivalents, beginning of period	2,715	91

Cash and cash equivalents, end of period	$5,948	$910

Non-cash investing and financing activities
Distribution of Hoth common stock	$-	$269
Unpaid investment	$1,000	$-

See accompanying notes to condensed consolidated financial statements.

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

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2021, condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 25, 2021.

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

Deposits

In April 2021, the Company deposited $5 million with a fund to identify opportunities to expand the Company’s core business strategies in Asia. The cash are held in bank accounts on behalf of the Company until the fund manager identifies investments. During the nine and three months ended September 30, 2021, the Company incurred advisory fees of approximately $0.6 million and $56,000, respectively, and the balance held in cash in this fund was $4.4 million as of September 30, 2021.

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

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. License agreement with Silo Pharma Inc.

Effective January 5, 2021, the Company entered into an exclusive patent license agreement (the “License Agreement”) with Silo Pharma Inc., a Delaware corporation and Silo Pharma Inc., a Florida corporation, and their affiliates/subsidiaries (collectively, “Silo Pharma”). On April 12, 2021, the Company entered into an amendment to the License Agreement (“Amendment”). The Amendment amended a portion of the license fees included in the original License Agreement and exchange 500 shares of the Company’s Series M Convertible Preferred Stock to an aggregate of 625,000 restricted shares of the Company’s common stock, par value $0.001 per share, effective as of January 5, 2021. The Company paid a one-time nonrefundable cash payment of $0.5 million to Silo Pharma. The Company shall also pay Silo Pharma a running royalty equal to 2% of “net sales” (as such term is defined in the License Agreement). Running royalties are amounts paid to the licensor over time based on the revenue earned by the licensee from sales of products that embody the licensed IP, if any.

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2021 and 2020, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations (excluding a $70,000 distribution to CBM shareholders during the nine months ended September 30, 2020), are as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gain (loss)	$(583)	$(447)	$501	$97
Unrealized loss	(2,901)	(166)	(4,296)	(781)
Dividend income	451	180	1,221	439
Interest income	-	-	-	4
	$(3,033)	$(433)	$(2,574)	$(241)

Note 6. Short-term investment - investment in Hoth Therapeutics, Inc.

The following summarizes the Company investment in Hoth as of September 30, 2021:

Security Name	Shares Owned as of September 30, 2021	Fair value per Share as of September 30, 2021	Fair value as of September 30, 2021 (in thousands)
HOTH	1,166,415	$1.19	$1,388

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Short-term investment - investment in DatChat, Inc.

DatChat, Inc. (“DatChat”) is a communications software company that gives users the ability to communicate with privacy and protection.

On August 17, 2021, DatChat closed its initial public offering (the “IPO”) at an initial offering price to the public of $4.15 per share under the ticker DATS. The Company records this investment at fair value and records any change in fair value in the statements of operations (see Note 9).

On September 22, 2021, the Company entered into a certain Stock Transfer Agreement, by and between the Company and a purchaser, and sold 167,084 shares of DatChat common stock for net proceeds of approximately $0.9 million.

The following summarizes the Company investment in DatChat as of September 30, 2021:

Security Name	Shares Owned as of September 30, 2021	Fair value per Share as of September 30, 2021	Fair value as of September 30, 2021 (in thousands)
DATS	357,916	$13.65	$4,886

Note 8. Other Investments

The Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for the below investments pursuant to ASU 2016-01.

Investment in Kerna Health Inc

On September 15, 2021, the Company entered into a securities purchase agreement (the “Kerna Securities Purchase Agreement”) with Kerna Health Inc., (“Kerna”). Under the Kerna Securities Purchase Agreement, the Company agreed to purchase 1,333,334 shares of common stock of Kerna for $1.0 million.

Investment in Kaya Holding Corp

On September 29, 2021, the Company entered into a securities purchase agreement (the “Kaya Securities Purchase Agreement”) with Kaya Holding Corp., (“Kaya”). Under the Kaya Securities Purchase Agreement, the Company agreed to purchase 8,325,000 shares of common stock of Kaya for approximately $0.7 million.

Investment in Tevva Motors

On September 22, 2021, the Company entered into a securities purchase agreement (the “Tevva Motors Subscription Agreement”) with Big Sky Opportunities Fund, LLC, who handled the offering for Tevva Motors. Under the Tevva Motors Subscription Agreement, the Company agreed to purchase 29,004 Interests of Tevva Motors for approximately $1.0 million. Subsequently, on September 30, 2021, the Company entered into a second securities purchase agreement with Big Sky Opportunities Fund, LLC to purchase an additional 29,004 Interests of Tevva Motors for approximately $1.0 million.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Slinger Bag Inc

On August 6, 2021, the Company entered into a securities purchase agreement (the “Slinger Bag Securities Purchase Agreement”) with Slinger Bag Inc., (“Slinger Bag”). Under the Slinger Bag Securities Purchase Agreement, the Company agreed to pay $1.4 million to Slinger Bag for the issuance of a convertible promissory note in the principal amount of $1.4 million and a common stock purchase warrant.

Note 9. Fair Value of Financial Assets and Liabilities

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2021 and December 31, 2020 ($ in thousands):

	Fair value measured at September 30, 2021
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$60,589	$60,589	$-	$-
Mutual fund securities	$16,896	$16,896	$-	$-
Unit Investments Trust	$481	$481	$-	$-
Special purpose acquisition corps	$2,559	$2,559
Total marketable securities	$80,525	$80,525	$-	$-
Short-term investment	$6,274	$6,274	$-	$-
Convertible note receivable	$2,107	$-	$-	$2,107

	Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$24,274	$24,274	$-	$-
Mutual fund securities	$527	$527	$-	$-
Total marketable securities	$24,801	$24,801	$-	$-
Investments	$2,764	$2,764	$-	$-

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Valuation Techniques

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

	Fair Value of Level 3 investment
	September 30, 2021	December 31, 2020
Beginning balance	$-	$-
Purchase of convertible note	2,000	-
Accrued interest receivable	107	-
Ending balance	$2,107	$-

Convergent Investment

On January 29, 2021, the Company purchased an 8% convertible promissory note (“Convertible Note”) issued by Convergent Therapeutics, Inc. (“Convergent”) in the principal amount of $2 million pursuant to a Note Purchase Agreement with Convergent. The Company paid a purchase price for the Convertible Note of $2 million. The Company will receive interest on the Convertible Note at the rate of 8% per annum payable upon conversion or maturity of the Convertible Note. The Convertible Note shall mature on January 29, 2023.

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

The Convertible Note is disclosed as a noncurrent Convertible Note investment in the condensed consolidated balance sheets. As of September 30, 2021, the fair value of the Convertible Note was measured at $2.0 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. The value at which the Company’s Convertible Note is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments. No change in fair value was recorded during the nine months ended September 30, 2021.

Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the condensed consolidated statements of operations. The Company recorded an interest income receivable of approximately $107,000 on the Convertible Note as of September 30, 2021.

Note 10. Net Loss per Share

Basic loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2021 and 2020 are as follows:

	As of As of September 30,
	2021	2020
Convertible preferred stock	688	688
Warrants to purchase common stock	5,801,701	734,501
Options to purchase common stock	479,654	84,304
Total	6,282,043	819,493

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Stockholders’ Equity and Convertible Preferred Stock

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

Warrants

A summary of warrant activity for the nine months ended September 30, 2021 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	1,723,020	$3.07	57,333	1.11
Issued	4,312,473	2.00	-	4.39
Exercised	(80,000)	1.05	-	-
Expired	(153,789)	19.67	-	-
Forfeited	(3)	16.15	-	-
Outstanding as of September 30, 2021	5,801,701	$1.86	53,999	4.12

Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	384,304	$40.15	$69,000	8.9
Employee options granted	100,000	1.24	-	9.3
Employee options expired	(4,650)	-	-	-
Outstanding as of September 30, 2021	479,654	$32.35	$54,000	8.5
Options vested and exercisable	479,654	$32.35	$54,000	8.5

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation associated with the amortization of stock option expense was approximately $6,000 and $0 for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation associated with the amortization of stock option expense was approximately $0.2 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.

Restricted Stock Awards

Pursuant to the patent license agreement effective January 5, 2021 with Silo Parma Inc., the Company issued and delivered to Silo Pharma 625,000 shares of the Company’s restricted stock as consideration for the license of the licensed patents. This restricted stock award vested immediately. The Company recorded approximately $0.5 million in research and development expense related with license acquired during the nine months ended September 30, 2021 related to this arrangement.

On July 31, 2021, the Company issued each of six directors 25,000 shares of the Company’s common stock pursuant to the Company’s 2020 Equity Incentive Plan. These shares have a total fair value of approximately $0.1 million. These restricted stock awards vested immediately.

Note 12. Commitments and Contingencies

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

Note 13. Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date the condensed consolidated financial statements were issued. Based upon the evaluation and transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2020 and there have been no material changes to such policy or estimates during the nine months ended September 30, 2021.

Recently Issued Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

During the three months ended September 30, 2021, we incurred a loss from operations of approximately $1.8 million, as compared to $1.0 million during the comparable prior year period. The increase in loss was primarily attributed to $0.9 million increase in in general and administrative expenses, partially offset by $91,000 million decrease research and development expense and $38,000 decrease in research and development expense related with license acquisition.

During the three months ended September 30, 2021, other income was approximately $1.7 million as compared to other expense of approximately $1.1 million during the comparable prior year period. The net loss per share decreased from a decrease in net operating losses and a significant increase in the number of shares outstanding. The increase in other income was primarily attributed to a $5.3 million increase in the change in fair value of investment in DatChat and a decrease in the change in fair value of investment in Hoth, and partially offset by $2.6 million increase in loss on marketable securities.

The Company experienced very little or no revenue in the last two years and we don’t expect any revenue until a biotechnology product is fully developed which may not occur for many years.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

During the nine months ended September 30, 2021, we incurred a loss from operations of approximately $6.9 million, as compared to a loss of $5.2 million during the comparable prior year period. The increase in loss was primarily attributed to $2.2 million increase in general and administrative expenses, and partially offset by $0.5 million decrease in research and development expense $26,000 decrease in research and development expense related to the license acquisition.

During the nine months ended September 30, 2021, other income was approximately $1.5 million as compared to other expense of approximately $7.5 million during the comparable prior year period. The net loss per share decreased from a decrease in net operating losses and a significant increase in the number of shares outstanding. The increase in other income was primarily attributed to a $11.2 million increase in the change in fair value of investment in DatChat, decrease in the change in fair value of investment in Hoth, and partially offset by $2.4 million increase in loss on marketable securities.

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

During the nine months of 2021, the Company consummated a public offering of 53,905,927 shares of common stock (including the underwriter overallotment). The Company received net proceeds of approximately $78.0 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Therefore, the Company has adequate cash to fund its operations for at least the next twelve months.

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

On August 10, 2021, the Company received a staff deficiency notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that its common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from June 28, 2021 to August 9, 2021, the Company no longer meets this test.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance period of 180 calendar days, or February 7, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to February 7, 2022.

Cash Flows from Operating Activities - For the nine months ended September 30, 2021 and 2020, net cash used in operations was approximately $4.6 million and $3.6 million, respectively. The cash used in operating activities for the nine months ended September 30, 2021 primarily resulted from a net loss of $5.4 million and change in fair value of investment of $3.8 million, and partially offset by $4.3 million unrealized loss on marketable securities and $1.1 million research and development expense related with license acquired. The cash used in operating activities for the nine months ended September 30, 2020 primarily resulted from a net loss of $12.7 million, and partially offset by reduction in fair value of investment of $7.4 million and $1.2 million research and development expense related with license acquired.

Cash Flows from Investing Activities - For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was approximately $70.3 million and $27.2 million, respectively. The cash used in investing activities for the nine months ended September 30, 2021 primarily resulted from our purchase of marketable securities of $90.5 million, funds to deposit accounts of $4.4 million (net of fee), purchase of investments at fair value of $4.1 million and purchase of convertible note of $2.0 million, partially offset by our sale of marketable securities of $30.4 million since we invest excess cash into marketable securities until additional cash is needed. The cash used in investing activities for the nine months ended September 30, 2020 primarily resulted from our purchase of marketable securities of $98.5 million and research and development expense related with license acquired of $1.2 million, partially offset by our sale of marketable securities of $72.0 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities - Cash provided by financing activities for the nine months ended September 30, 2021 was $78.1 million, which reflects the net proceeds of $78.0 million from investors in exchange of issuance of common stock and warrants and net proceeds of $84,000 from the exercise of common warrants. Cash provided by financing activities for the nine months ended September 30, 2020 was $31.6 million, which reflects the net proceeds of $6.6 million from investors in exchange of issuance of common stock, common warrants and prefunded warrants, net proceeds of $17.8 million from investors in exchange of issuance of common stock, and net proceeds of $7.2 million from the exercise of common warrants and prefunded warrants.

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

With respect to the quarter ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

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

Aikido Pharma Inc.
(Registrant)

Date: November 10, 2021	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)