Form 10-K
period 2021-12-31
AIkido Pharma Inc.
filed 2022-03-28
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021: $85,897,788 based upon the closing sale price of our common stock of $0.96 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

There were 89,293,446 shares of the Registrant’s common stock outstanding as of March 28, 2022.

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

All references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to AIkido Pharma, Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

Item 1. BUSINESS.

Overview

AIkido Pharma Inc. was initially formed in 1967. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. The Company’s pipeline consists of patented technology from leading universities and researchers. Our innovative therapeutic drug pipeline is being advanced through strong collaborations with renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. Our oncology therapeutics include treatments for pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity against multiple viruses including Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

As a result of the Company’s biotechnology research and development and associated investments and acquisitions, our business portfolio now focuses on the treatment of three different cancers and multiple types of viral infections. Our pancreatic drug candidate, DHA-dFdC, developed at and licensed from the University of Texas at Austin, is a new compound that we hope will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), accumulates preferentially in pancreatic tissue, and has demonstrated activities against other cancers, including leukemia, lung and melanoma. Our AML and ALL compound, developed at the Wake Forest University, is a targeted therapeutic designed to overcome multiple resistance mechanisms observed with the current standard of care.

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

In addition, we are constantly seeking to grow our pipeline of treatments in oncology indications. For example, in January 2021, the Company invested in Convergent Therapeutics, Inc., which has exclusive rights to technology related to next-generation dual-action peptide receptor radionuclide therapy (“PRRT”) for prostate cancer covered by multiple issued U.S. and foreign patents. Convergent is currently conducting advanced human trials relating to prostate cancer treatments utilizing PRRT that targets the prostate-specific membrane antigen (“PSMA”) present on prostate cancer cells. A phase I clinical trial on the next-generation dual-action PRRT we licensed is also currently underway. The technology was developed under the direction of Dr. Neil Bander, Professor of Urologic Oncology at Weill Cornell Medicine.

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

Our Drugs in Development

DHA-dFdC from the University of Texas at Austin

DHA-dFdC (4-(N)-Docosahexaenoyl 2´, 2´-Difluorodeoxycytidine) is patented technology licensed to the Company from the University of Texas at Austin. DHA-dFdC is a new compound we believe may become the next generation of second-line chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC is designed to overcome tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies, referenced in subsection DHA-dFdC Published Data below, have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy; for example, the IC50 value of DHA-dFdC is more than 100,000-fold smaller than gemcitabine), targets pancreatic tissue and has demonstrated activities against other cancer cell lines, including leukemia, lung and melanoma.

Background*

According to the Hirshberg Foundation for Pancreatic Research, pancreatic cancer has the highest mortality rate of all major cancers. It is currently the 3rd leading cause of cancer-related death in the United States after lung and colon cancer. The Hirschberg Foundation for Pancreatic Cancer estimated in January 2021 that 60,430 Americans would be diagnosed with pancreatic cancer, and more than 48,220 would die from the disease. For all stages combined, the 5-year relative survival rate is 10%. Even for the small percentage of people diagnosed with local disease, the 5-year survival is only 39%. The majority of patients are diagnosed at a distant stage, for which the 5-year survival is 3%.

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

The University of Texas at Austin has identified a new drug, DHA-dFdC, that has shown positive results in vivo (see publications listed below), inhibiting pancreatic tumor growth in clinically relevant transgenic mouse models. In preclinical studies, DHA-dFdC has:

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

DHA-dFdC Technology Summary

DHA-dFdC is a conjugate molecule containing gemcitabine linked to a fatty acid called docosahexaenoic acid (DHA). The chemical structure is shown in the following diagram:

The DHA structure is illustrated above the dashed line in the graphic above and the gemcitabine structure is illustrated below the dashed line. The DHA-dFdC published data indicates that DHA-dFdC was more effective than gemcitabine alone in killing cancer cells in vitro and in vivo in clinically relevant transgenic mouse models. In addition, conjugation of gemcitabine with fatty acids other than DHA did not increase effectiveness over gemcitabine.

In collaboration with our contract manufacturing organization, Parimer Scientific, we are currently optimizing the manufacturing procedure for DHA-dFdC. We have now successfully replicated the synthesis as reported in the literature with satisfactory purity. We have also developed a new procedure for producing large-scale quantities of the key chemical intermediate in the synthesis. We are currently optimizing the procedure to ensure that DHA-dFdC can be produced on the same scale as the intermediate. Once we confirm successful large-scale production, we plan to begin DHA-dFdC formulation development, which will require limited animal testing to determine proper dosage and will require us to engage a contract research organization for the purpose of such animal testing.

DHA-dFdC Published Data

The science behind DHA-dFdC has been published in the following peer-reviewed scientific journals:

●	Naguib et al. (2016) Synthesis, characterization, and in vitro and in vivo evaluations of 4-(N)-docosahexaenoyl 2 ́, 2 ́- difluorodeoxycytidine with potent and broad-spectrum antitumor activity, NeoPlasia 18: 33-48.

●	Valdes et al. (2017) Preclinical evaluation of the short-term toxicity of 4-(N)-docosahexaenoyl 2 ́, 2 ́- difluorodeoxycytidine (DHA-dFdC), Pharm. Res. 34: 1224-1232.

●	Valdes et al. (2019) A solid lipid nanoparticle formulation of 4-(N)-docosahexaenoyl 2 ́, 2 ́- difluorodeoxycytidine with increased solubility, stability, and antitumor activity, Int. J. Pharm. 570:118609.\

●	Valdes et al. (2020) Effect of a Solid Lipid Nanoparticle Formulation on the Bioavailability of 4-(N)-Docosahexaenoyl 2 ́, 2 ́- Difluorodeoxycytidine After Oral Administration, AAPS PharmSciTech 21:77.

Portions of the published date also indicate the following:

●	The drug unexpectedly concentrates itself in the pancreas relative to other organs.

●	It significantly increases the lifespan of mice with pancreatic cancer in either mice predisposed to develop the cancer, or into which human pancreatic cancer has been injected.

●	It significantly decreases the growth of pancreatic tumors in mice, better than gemcitabine, the current standard of care.

●	An oral formulation using lipid nanoparticles is highly effective and stable and has outstanding bioavailability.

DHA-dFdC Patent Coverage

DHA-dFdC is covered by one issued patent on the drug itself and there is one application relating to the oral formulation, as listed in the following table:

Number	Priority	Expiration	Title
PCT App. No. PCT/US2015013454, filed 1/29/2015, the National Stage Entry of App. Serial No. 15/115,393, filed 7/29/2016	1/29/2014	N/A	Nucleobase Analogue Derivatives and Their Applications
U.S. Patent No. 11,219,633, issued 1/11/22 from App. Serial No. 16/576,127, filed 9/19/2019 as continuation of App. Serial No. 15/115,393, filed 7/29/2016	1/29/2014	5/28/2035	Nucleobase Analogue Derivatives and Their Applications
U.S. Patent No. 10,463,684, issued 11/5/2019 from App. Serial No. 15/115,393, filed 7/29/2016	1/29/2014	10/07/2035	Nucleobase Analogue Derivatives and Their Applications
U.S. App. Serial No. 17/539,682, filed 12/1/2021 as continuation of App. Serial No. 16/576,127, filed 9/19/2019	1/29/2014		Nucleobase Analogue Derivatives and Their Applications
PCT App. No. PCT/US2020036603, filed 06/08/2020	6/06/2019	N/A	Lipid Nanoparticles Containing Pharmaceutical and/or Nutraceutical agents and methods thereof
U.S. App. Serial No. 16/895,201, filed 6/8/2020	6/06/2019	N/A	Lipid Nanoparticles Containing Pharmaceutical and/or Nutraceutical agents and methods thereof

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

Broad Spectrum Antiviral Platform from University of Maryland, Baltimore

Scientists at UMB have discovered that the SKI complex present in all mammalian cells, including human cells, is a broad-spectrum, host-directed, antiviral drug target.* Using computer modeling technology and database screening, the scientists identified binding pockets on the SKI complex structure and designed compounds predicted to bind to the pockets. Tests of the designed compounds identified several chemical structures that had antiviral activity against influenza A virus along with the filoviruses Ebola and Marburg and two further coronaviruses, SARS-CoV and SARS-CoV-2, the cause of COVID-19. The tests are currently at an early stage and there is no guarantee that the aintiviral platform will be effective on human cells. In conjunction with the MLA, the Company has also executed a Sponsored Research Agreement SRA with UMB to support the development of the technology, which is currently ongoing at UMB under the direction of the inventors. Under the MLA and SRA, to meet the first two milestones of the MLA the Company shall make periodic payments for the support of the research outlined in the SRA totaling $3.1M over a period of two years. The research under the SRA will entail initial development and optimization of the most effective compounds and will be performed by the scientists who invented the licensed technology. Several candidate compounds with optimized chemical structures have been identified and will be tested in vivo in clinically relevant mouse coronavirus models.

Background

At the end of 2019, cases of pneumonia of unknown etiology were identified in China. In the first week of January 2020, a novel coronavirus was identified as the cause and was found to be spreading between people. Throughout 2020 and 2021, the virus spread around the world with over 419 million cases and over 5.8 million deaths confirmed worldwide by February 2022.* Among many things that the SARS-CoV-2 (severe acute respiratory syndrome coronavirus-2) outbreak has demonstrated is the immense need for both specific and broadly acting antiviral therapeutics to treat known viruses and those yet to emerge in the human population.

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

*

Weston et al. (2020) The SKI complex is a broad-spectrum, host-directed antiviral drug target for coronaviruses, influenza, and filoviruses PNAS 117 (48) 30687-30698, https://doi.org/10.1073/pnas.2012939117

The year 2020 saw the rapid emergence of the novel coronavirus, SARS-CoV-2, the cause of COVID-19, which rapidly spread after its identification in Wuhan, China, caused a pandemic, and has infected over 419 million people and killed over 5.8 million people worldwide, with over 900,000 deaths in the United States.*

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

UMB has filed three separate patent applications on the resulting antiviral compounds and has granted the Company an exclusive worldwide license to the technology. UMB recently filed the following PCT application claiming priority to the first two of the three applications:

Number	Priority to	Publication No.	Title
PCT App. No. PCT/US2020036482, Int’l filing date 6/5/2020	US62/858,071, filed 6/6/2019, US62/909,352, filed 10/2/2019	WO/2020/247860	Broad Spectrum Antiviral Compounds Targeting the SKI Complex
U.S. Serial No. 17/616,586, filed 12/3/2021	US62/858,071, filed 6/6/2019, US62/909,352, filed 10/2/2019		Broad Spectrum Antiviral Compounds Targeting the SKI Complex
PCT Appl. No. PCT/US2021/06183 Int’l filing date 12/3/2021	U.S. 63/121,120, filed 12/3/2020		Broad Spectrum Antiviral Compounds Targeting the SKI Complex

KPC34 from Wake Forest University

Our small molecule treatment for AML and ALL, developed at the Wake Forest University and called KPC34, is a next generation targeted therapeutic designed to overcome multiple resistance mechanisms observed with the current standard of care.

Background

AML is an uncommon cancer, making up about 1% of cancers. In 2021, an estimated 20,240 people of all ages (11,230 men and boys and 9,010 women and girls) in the United States will be diagnosed with AML. AML is the second most common type of leukemia diagnosed in adults and children, but most cases occur in adults. AML makes up 31% of all adult leukemia cases. The average age of diagnosis is age 68. AML can be diagnosed at any age. An estimated 11,400 deaths (6,620 men and boys and 4,780 women and girls) from AML will occur this year. The majority will be in adults. (https://www.cancer.net/cancer-types/leukemia-acute-myeloid-aml/statistics). ALL is a rare disease, making up less than 1% of cancers diagnosed in the United States. In 2021, an estimated 5,690 people of all ages (3,000 men and boys and 2,690 women and girls) in the United States will be diagnosed with ALL. A person of any age can be diagnosed with ALL, but most cases occur in children. In children and teens under age 20, ALL is the most common type of leukemia, accounting for 74% of all leukemia diagnosed in this age group. Children younger than 5 have the highest risk of ALL. After a child grows into adulthood, the general risk of ALL rises again after age 50. About 4 out of every 10 people diagnosed with ALL are adults. An estimated 1,580 deaths (900 men and boys and 680 women and girls) from ALL will occur this year. (https://www.cancer.net/cancer-types/leukemia-acute-lymphocytic-all/statistics).

KPC34 Technology Summary

KPC34, a conjugate molecule made of a gemcitabine molecule linked to a phospholipid, has the following structure:

In the illustration above, to the left of the dashed line is the phospholipid portion and to the right of the dashed line is gemcitabine.

Gemcitabine is a chemotherapy drug used to treat a wide array of cancers, including breast cancer, ovarian cancer, non-small cell lung cancer, pancreatic cancer and bladder cancer. The drug interferes with DNA and the function of the phospholipid to which the gemcitabine is linked in KPC34, is to inhibit protein kinase C-type enzymes, which are involved in multiple signaling pathways in leukemia.

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

Preliminary data from preclinical studies at Wake Forest on the drug includes the following results:

●	kills leukemia cells in vitro;

●	inhibits protein kinase C in biochemical assays;

●	targets ALL;

●	targets central nervous system leukemia;

●	targets AML exhibiting phosphorylated protein kinase C;

●	Wake Forest claims KPC34 targeted gemcitabine alone or cytarabine (another chemo drug) alone; and

●	KPC34 also appears to overcome resistance to gemcitabine; it is effective against gemcitabine-resistant cancer.

The technology licensed is much broader than KPC34 represents, and includes additional anticancer and antiviral conjugates, and could include a much broader range of indications, but we have no such drug candidates in development.KPC34 Patent Coverage

KPC34 Patent Coverage

The KPC34 license includes five issued patents, but only one of them covers KPC34. The patent is US7309696, entitled “Compositions and methods for targeting cancer cells.” It expired on August 11, 2021. All five of the licensed patents will expire by late 2022, and no continuation applications will be filed.

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

On August 7, 2020, the Company entered into a fixed price agreement (the “Fixed Price Agreement”) with the University of Kentucky Research Foundation (“UKRF”), pursuant to which the Company received an option to negotiate an exclusive license with the UKRF for certain of its patents related to G4-1 for solid tumor treatment in exchange for $67,000. The research, which is currently in progress, involves testing of the drug G4-1 and its ability to increase the duration of survival of mice injected with tumor cells relative to an FDA approved drug. The patents subject to the option do not expire until 2035.

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

Manufacturing and Supply

We do not have any manufacturing capabilities and therefore we will have to engage a third party to assist in manufacturing. Such manufacturing will need to be done in accordance with good manufacturing practice requirements (“cGMP”) regulations, to formulate and manufacture our product candidates. A list of third party cGMP manufacturers is currently being developed.

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

Employees

As of December 31, 2021, we have four full-time employees and one part-time employee, none of which are represented by a labor union or covered by a collective bargaining agreement.

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

Our loss from operations and our net loss for the year ended December 31, 2021 was $7.2 million. Our accumulated deficit was $163.8 million at December 31, 2021. Our ability to become profitable depends upon our ability to generate revenue from biotechnology products. We do not know when, or if, we will generate any revenue from such biotechnology products. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2021, our internal control over financial reporting was not effective, due to our lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

We are early in our development efforts and have no clinical-stage product candidates as of the date of this prospectus. For example, we have the exclusive U.S. rights to develop DHA-dFdC for the treatment of cancer in the licensed field. We are presently planning on filing an IND for DHA-dFdC, and we hope to begin human testing for this indication in 2021, although no assurance can be given that we will be able to achieve this goal. We also have rights to assist in the development of various antiviral compounds with UMB, including UMB18, the initial compound, and two additional undisclosed hit compounds.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to clinically develop and commercialize DHA-dFdC as a therapy for cancer and UMB18 as an antiviral therapy, which would materially harm our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidate.

The risk of failure for product candidates in clinical development is high. It is impossible to predict when our product candidates, including DHA-dFdC and UMB18, will prove effective and safe in humans or will receive regulatory approval for the treatment of any disease, the indication for which is licensed to us. Before obtaining marketing approval from regulatory authorities for the sale of DHA-dFdC as a cancer therapy and UMB18 as an antiviral therapy, we must conduct one or more clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, the outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

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

On August 10, 2021 we received a staff deficiency notice from Nasdaq informing the Company that its common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s letter advised the Company that, based upon the closing bid price during the period from March 16, 2020 to April 27, 2020, the Company no longer met this test.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had been provided with a compliance period of 180 calendar days, or until February 7, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to February 7, 2022.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of technology or technology related companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for technology or technology related stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2021 through December 31, 2021, the share price of our common stock (on a split-adjusted basis) ranged from a high of $2.35 to a low of $0.58. The reason for the volatility in our stock is not well understood and may continue. Factors that may have contributed to such volatility include, but are not limited to:

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Capital Market under the symbol “AIKI”. No dividends were paid in 2021 or 2020 and we do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

On March 24, 2022, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $0.45. As of March 24, 2022, we had approximately 127 holders of record of our common stock

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	479,654	$32.35	4,555,144
Equity compensation plans not approved by security holder	-	-	-
	479,654		4,555,144

(1)	Consists of options to acquire 24,840 shares of our common stock under the 2013 Equity Incentive Plan and 454,814 under the 2014 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plan or any other individual compensation arrangement.

Item 6. [RESERVED]

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

Overview

AIkido Pharma Inc. (the “Company”), was initially formed in 1967 and is currently a biotechnology company with a diverse portfolio of small-molecule anti-cancer therapeutics in development. The Company’s platform consists of patented technology from leading universities and researchers and our innovative therapeutic drug platform is currently being advanced through strong collaborations with world-renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. Our diverse pipeline of therapeutics includes therapies for pancreatic cancer, acute myeloid leukemia (“AML”) and acute lymphoblastic leukemia (“ALL”). The Company is also developing broad-spectrum antiviral compounds with the potential to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus.

The Company previously focused its efforts on owning, developing, acquiring and monetizing intellectual property assets. Since May 2016, the Company has received limited funds from its intellectual property monetization. In addition to its patent monetization efforts, since the fourth quarter of 2017, the Company has been transitioning to focus its efforts as a technology and biotechnology development company. These efforts have focused on biotechnology research and blockchain technology research. The Company’s investment in biotechnology research development includes: (i) an investment in Hoth Therapeutics, Inc. (“Hoth”), a development stage biopharmaceutical company focused on unique targeted therapeutics for patients suffering from indications such as atopic dermatitis, also known as eczema, (ii) an investment in DatChat, Inc. (“DatChat”), a privately held personal privacy platform focused on encrypted communication, internet security and digital rights management, and (iii) the acquisition of assets of CBM BioPharma, Inc. (“CBM”), a pharmaceutical company focusing on the development of cancer treatments. In January of 2021, the Company acquired an ownership interest in Convergent Therapeutics, Inc., (“Convergent”) which has exclusive rights to technology related to dual-action peptide receptor radionuclide therapy (“PRRT”) for prostate cancer covered by multiple issued U.S. and foreign patents. Convergent is currently conducting advanced human trials relating to prostate cancer treatments utilizing PRRT that targets the prostate-specific membrane antigen (“PSMA”) present on prostate cancer cells. The technology was developed under the direction of Dr. Neil Bander, Professor of Urologic Oncology at Weill Cornell Medicine.

Outside of the biotechnology space, the Company has put capital into a series of small investments in private companies that are expected to go public in 2022. These investments include, but are not limited to, an investment in Tevva Motors, an electric truck producer, a space with recent Rivian Automotive (NASDAQ: RIVN) IPO. Additionally, the Company has invested in Kerna Health, a growing tele-health business with recurring revenue and large contract backlog, as well an investment in Kaya Holding Corp., a holding company with a portfolio of wholly-owned subsidiaries focused on emerging technologies and social networking for cannabis enthusiasts.

As a result of the Company’s biotechnology research development and associated investments and acquisitions, our business portfolio now focuses on the treatment of three different cancers, including pancreatic cancer, AML and ALL. DHA-dFdC, our pancreatic drug candidate developed at the University of Texas at Austin (“UTA”), is a new compound that we hope will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC is designed to overcome tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preliminary studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth in culture (up to 100,000-fold more potent that gemcitabine, a current standard therapy), has documented efficacy against pancreatic tumors in a clinically relevant transgenic mouse model and has demonstrated activities against other cancers, including leukemia, lung and melanoma. Ultimately, we plan to develop DHA-dFdC for oral and intravesous administration in a solid lipid nanoparticle carrier matrix, which has also been licensed from UTA, and is intended to be a second-line treatment for advanced pancreatic cancer. The Company has entered into an agreement with Parimer Scientific , which is working with other third parties, to assist in researching, developing and optimizing the manufacturing process of the active ingredient, formulating the dosage formulation and performing drug stability tests. The Company’s license with UTA (the “License”) is a royalty-bearing exclusive license that, unless terminated earlier, continues until the last date of expiration or termination of the patent rights granted under the License (the “Patent Rights”). With regard to DHA-dFdC, the Patent Rights include two issued U.S. Patents, several filed U.S. patent applications and an application filed under the Patent Cooperation Treaty (“PCT”) that is currently being prosecuted to secure rights in foreign countries. So far, two patents have issued, U.S. Patent No. 10,463,684 (the “684 Patent”) and U.S. Patent No. 11,219,633 (the “633 Patent”), which contain claims covering the compound DHA-dFdC. Assuming all maintenance fees are timely paid, the 684 Patent is expected to expire on October 27, 2035 and the 633 Patent is expected to expire on May 28, 2035. The Company’s license with UTA also covers a U.S. provisional patent application relating to the solid lipid nanoparticle carrier matrix for the drug, which was filed on June 6, 2019. In June of 2020, at the request of the Company, UTA filed both a U.S. non-provisional utility patent application as well as a PCT application relating to the lipid nanoparticle carrier matrix claiming the June 6, 2019 priority date of the provisional application. Patent prosecution on all pending patent applications is currently underway. The Company is currently engaged in research and development activities related to the manufacture of DHA-dFdC, which have thus far confirmed the critical chemical steps required for the manufacturing and scalability of the process. In collaboration with our contract manufacturing organization, Parimer Scientific, we are currently optimizing the manufacturing procedure for DHA-dFdC. Our manufacturing activities were initially delayed several months due to COVID-19 because Parimer was recruited by the U.S. and South Carolina governments to manufacture hand sanitizer for use in hospitals. For that reason, our manufacturing activities did not begin in earnest until the beginning of the third quarter of 2020. Once manufacturing began, shipping delays due to the pandemic further slowed progress. Further delay resulted from the inherent difficulty in producing scalable quantities of the key intermediate compound in the process. Despite these delays, we now have successfully replicated the synthesis as reported in the literature, have developed a new procedure for the production of the key intermediate on a large scale, and are currently optimizing the procedure to ensure that incorporation of our new procedure into the overall manufacturing process will result in levels of DHA-dFdC on an acceptably large scale. In tandem, the Company will also develop the solid lipid nanoparticle delivery system containing DHA-dFdC to optimize the manufacturing process for size and consistency of the particles. We plan to then develop the drug formulation for oral and intravenous delivery via the solid lipid nanoparticles for use in future animal testing. We do not currently have FDA approval, which will eventually be required to begin administering DHA-dFdC to patients as part of any clinical trials. Animal studies will be a necessary prerequisite to filing an Investigational New Drug Application (“IND”) with the FDA. Depending upon the success of the animal studies, the Company’s development activities will also include preparing the IND for submission to the FDA. The Company’s formulation is a new chemotherapy oral dosage form “repurposing” the chemotherapeutic agent gemcitabine, which we believe enables it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake certain time consuming and expensive safety studies. Proceeding under this regulatory pathway, we hope to be able to rely upon all of the publicly available safety and toxicology data with respect to gemcitabine in our FDA submissions. We believe that this path will dramatically reduce the required clinical development efforts, costs and risks as compared to what would be required of us if we were required to conduct the entire scope of trials required for new chemical entities that are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, the clinical development process may be several years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen-month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an IND or an NDA to the FDA. Our AML and ALL compounds, developed at Wake Forest University, are targeted therapeutics designed to overcome multiple resistance mechanisms observed with the current standard of care. In addition, we are constantly seeking to grow our pipeline to treat unmet medical needs in oncology.

In addition, the Company owns an exclusive world-wide license to patented technology from the University of Maryland Baltimore (“UMB”). Our license is for a broad-spectrum antiviral drug platform. The licensed technology is a broadly acting pan-viral inhibitory compound with efficacy against multiple viral pathogens. The technology works to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus. The technology is covered by two patent applications already on file with the United States Patent and Trademark Office. The Company’s license covers two U.S. provisional applications, which were consolidated and timely filed as a PCT application on June 5, 2020, commencing patent prosecution. Any patents issued from this application are expected to expire 20 years later, on June 5, 2040, unless the term is extended by the patent office. The PCT application describing the technology to which the Company is licensed was published on December 12, 2020 by the World Intellectual Property Organization under International Publication Number WO 2020/247860 A1. Currently, the Company and UMB are collaborating to identify chemical structures that are as effective as, or more effective than, the lead compounds covered in the PCT application. The UMB inventors are Drs. Matthew Frieman, Alexander MacKerell and Stuart Watson. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology.

Effective March 23, 2020, and as amended and restated on November 24, 2020, the Company and Continental Stock Transfer & Trust Co. entered into a rights agreement (the “Rights Agreement”) The Rights Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 4.99% or more of our common stock, in connection with, (x) the Company consolidating, or merging into any other person, (y) any person consolidates or merges with or into the Company or (z) the Company sells or otherwise transfers to any person or persons, in one or more transactions, assets or earning power aggregating 50% or more of the assets or earning power of the Company, or (2) the commencement of a tender offer which would result in an offer or beneficially owning 10% or more of our outstanding common stock. All rights held by an acquirer or offer or expire on the announced acquisition date, and all rights expire at the close of business on March 23, 2023, subject to further extension. Each right entitles a stockholder to acquire, at a price of $5.00 per one one-thousandth of a share of our Series A preferred stock, subject to adjustments, which carries voting and dividend rights similar to one share of our common stock. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Rights Agreement. At the discretion of a majority of the Board and within a specified time period, we may redeem all of the rights at a price of $0.0001 per right. The Board may also amend any provisions of the Rights Agreement prior to exercise.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 3 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 3 to the onsolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020

The Company experienced very little or no revenue in the last two years and we don’t expect any revenue until a biotechnology product is fully developed which may not occur for many years.

For the year ended December 31, 2021 and 2020, we incurred a loss from operations of $9.4 million and $6.5 million, respectively. The increase in loss was primarily attributed to $3.6 million increase in general and administrative expenses, partially offset by $0.5 million decrease in research and development expense incurred in connection with the license acquired, and $0.3 million decrease in other research and development expense. In 2021, we engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build our investment processes. Kyle Wool, Board Member, is the president of Revere. We incurred fees of approximately $1.2 million during the year December 31, 2021. These fees were included in general and administrative expense.

For the year ended December 31, 2021 and 2020, other income was approximately $2.3 million and $ Other expenses was approximately $5.8 million, respectively. The increase in other income was primarily attributed to a $10.4 million increase in fair value of investment, and partially offset by $2.7 million decrease in gains on marketable securities.

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

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. Our working capital amounted to approximately $89.8 million at December 31, 2021. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Cash Flows from Operating Activities - For the year ended December 31, 2021 and 2020, net cash used in operations was $6.6 million and $4.0 million, respectively. The cash used in operating activities for the year ended December 31, 2021 primarily resulted from a net loss of $7.2 million and increase in fair value of investment of $5.0 million, and partially offset unrealized loss on marketable investment of $3.1 million and $1.1 million research and development expense related with license acquired. The cash used in operating activities for the year ended December 31, 2020 primarily resulted from a net loss of $12.3 million, and partially offset by reduction in fair value of investment of $6.8 million and $1.5 million research and development expense related with license acquired.

Cash Flows from Investing Activities - For the year ended December 31, 2021, net cash used in investing activities was approximately $8.9 million as compared to net cash used in investing activities of approximately $25.0 million for the year ended December 31, 2020. The cash used in investing activities for the year ended December 31, 2021 primarily resulted from our purchase of marketable securities of $93.4 million, funds to deposit accounts of $4.2 million, purchase of short-term investments of $5.7 million and research and development expense related with license acquired of $0.6 million, partially offset by our sale of marketable securities of $103.0 million since we invest excess cash into marketable securities until additional cash is needed. The cash used in investing activities for the year ended December 31, 2020 primarily resulted from our purchase of marketable securities of $98.8 million and research and development expense related with license acquired of $1.5 million, partially offset by our sale of marketable securities of $74.9 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities – For the year ended December 31, 2021, cash provided by financing activities was $78.3 million, which reflects the net proceeds of $78.2 million from investors in exchange of issuance of common stock and warrants, and net proceeds of $84,000 from the exercise of common warrants and prefunded warrants. For the year ended December 31, 2020, cash provided by financing activities was $31.6 million, which reflects the net proceeds of $6.6 million from investors in exchange of issuance of common stock, common warrants and prefunded warrants, net proceeds of $17.8 million from investors in exchange of issuance of common stock, and net proceeds of $7.2 million from the exercise of common warrants and prefunded warrants.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AIkido Pharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AIkido Pharma, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of investments in privately-held companies

Description of the Matter

As of December 31, 2021, the Company had $9.5 million of investments in companies without readily determinable fair values. The Company typically measures these investments at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment. We identified the valuation of these investments as a critical audit matter because of the significant judgement management uses to estimate the investment value. This is a challenging audit area due to the subjectivity in assessing whether observable price changes have occurred for investments that are identical or similar to the investment the Company holds, and in assessing whether an investment is impaired.

How we Addressed the Matter in our Audit

Addressing the matter involved obtaining an understanding of management’s process for accounting for their investments that do not have readily determinable fair values. We considered the appropriateness of the Company’s application of accounting policy by obtaining and reviewing the Company’s analysis and confirming its compliance with accounting principles generally accepted in the United States. We tested the mathematical accuracy of the Company’s carrying value calculations and considered whether or not any of the investments should be impaired. We evaluated the accounting conclusions reached by the Company as to whether any observable transactions had occurred that were identical or similar in nature through reading of the Company’s available financial and other information regarding the investee and through public searches for corroborating or contradictory information. Further, we evaluated the Company’s impairment conclusions considering this internal and external information. We also evaluated the adequacy of the Company’s disclosures in Note 7 in relation to this matter.

/s/WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 28, 2022

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AIkido Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AIkido Pharma Inc. (the “Company”) as of December 31, 2020, the related consolidated statement of operations, stockholders’ equity and cash flows for the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013 until 2021.

New York, NY

March 25, 2021

PCAOB ID 688

AIKIDO PHARMA INC.

Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$65,562	$2,715
Marketable securities	11,427	24,801
Prepaid expenses and other assets	442	215
Short-term investments at fair value	2,273	-
Notes receivable at fair value	6,984	-
Deposits	4,201	-
Total current assets	90,889	27,731

Convertible note receivable at fair value	2,147	-
Investments	9,465	2,764
Security deposit	155	-
Total assets	$102,656	$30,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$381	$567
Accrued salaries and benefits	680	310
Total current liabilities	1,061	877

Total liabilities	1,061	877

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 3,825 and 4,725 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at December 31, 2021 and 2020; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 89,681,258 and 34,920,222 shares issued at December 31, 2021 and 2020, respectively; 89,681,255 and 34,920,219 shares outstanding at December 31, 2021 and 2020, respectively	9	3
Additional paid-in capital	265,624	186,482
Treasury stock, at cost, 3 shares at December 31, 2021 and 2020	(264)	(264)
Accumulated deficit	(163,774)	(156,603)
Total stockholders’ equity	101,595	29,618
Total liabilities and stockholders’ equity	$102,656	$30,495

See accompanying notes to consolidated financial statements.

AIKIDO PHARMA INC.

Consolidated Statements of Operations

($ in thousands except share and per share amounts)

	Years Ended December 31,
	2021	2020
Operating costs and expenses
General and administrative	$7,734	$4,057
Research and development	559	1,020
Research and development - license acquired	1,148	1,469
Total operating expenses	9,441	6,546
Loss from operations	(9,441)	(6,546)

Other income (expenses)
Other income	135	19
Interest income	252	-
(Loss) gains on marketable securities	(1,743)	1,001
Change in fair value of investment	3,626	(6,811)
Total other income (expenses)	2,270	(5,791)
Net loss	$(7,171)	$(12,337)

Net loss per share, basic and diluted
Basic and Diluted	$(0.09)	$(0.44)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	82,398,369	28,074,116

See accompanying notes to consolidated financial statements.

AIKIDO PHARMA INC.

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	4,825,549	$-	5,559	$-	$155,062	3	$(264)	$(144,266)	$10,532
Issuance of common stock, common warrants and prefunded warrants, net of offering cost (net of offering costs of $941)	3,245,745	-	-	-	6,559	-	-	-	6,559
Issuance of common stock, net of offering cost (net of offering costs of $1,905)	16,090,909	2	-	-	17,843	-	-	-	17,845
Common warrant and prefunded warrant exercise	10,758,016	1	-	-	7,203	-	-	-	7,204
Distribution of Hoth common stock	-	-	-	-	(269)	-	-	-	(269)
Stock-based compensation	-	-	-	-	84	-	-	-	84
Net loss	-	-	-	-	-	-	-	(12,337)	(12,337)
Balance at December 31, 2020	34,920,219	$3	5,559	$-	$186,482	3	$(264)	$(156,603)	$29,618
Issuance of common stock and warrants (net of offering costs of $8,031)	53,905,927	6	-	-	78,213	-	-	-	78,219
Exercise of warrants	80,000	-	-	-	84	-	-	-	84
Issuance of common stock for research and development license acquired	625,000	-	-	-	531	-	-	-	531
Conversion of Series D Preferred stock	112	-	(900)	-	-	-	-	-	-
Stock-based compensation	150,000	-	-	-	314	-	-	-	314
Net loss	-	-	-	-	-	-	-	(7,171)	(7,171)
Balance at December 31, 2021	89,681,258	$9	4,659	$-	$265,624	3	$(264)	$(163,774)	$101,595

See accompanying notes to consolidated financial statements.

AIKIDO PHARMA INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(7,171)	$(12,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	(3,626)	6,811
Research and development-acquired license, expensed	1,148	1,469
Stock-based compensation	314	84
Realized loss (gain) on marketable securities	67	(509)
Unrealized loss on marketable securities	3,115	218
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(227)	(34)
Accounts payable and accrued expenses	(186)	499
Accrued salaries and benefits	370	(372)
Interest receivable on convertible note	(252)	-
Security deposit	(155)	-
Payable to DatChat	-	150
Net cash used in operating activities	(6,603)	(4,021)

Cash flows from investing activities
Purchase of marketable securities	(93,432)	(98,827)
Sale of marketable securities	103,043	74,873
Proceeds from sale of Hoth common shares	-	460
Proceeds from sale of DatChat common shares	900	-
Funds to deposit accounts, net	(4,201)	-
Purchase of short-term investments	(5,666)	-
Purchase of research and development licenses	(617)	(1,469)
Purchase of convertible note	(2,000)	-
Purchase of short-term notes	(6,880)	-
Net cash used in investing activities	(8,853)	(24,963)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of offering cost	78,219	6,559
Proceeds from issuance of common stock, net of offering cost	-	17,845
Proceeds from exercise of warrants	84	7,204
Net cash provided by financing activities	78,303	31,608

Net increase in cash and cash equivalents	62,847	2,624
Cash and cash equivalents, beginning of period	2,715	91

Cash and cash equivalents, end of period	$65,562	$2,715

Non-cash investing and financing activities
Distribution of Hoth common stock	$-	$269

See accompanying notes to consolidated financial statements.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

AIkido Pharma Inc., formerly known as Spherix Incorporated, was initially formed in 1967. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. The Company’s pipeline consists of patented technology from leading universities and researchers. The Company’s innovative therapeutic drug pipeline is currently being advanced through strong collaborations with renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. The Company’s oncology therapeutics include prospective treatments for pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, AIkido Labs LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include stock-based compensation, the valuation of investments, the valuation of notes receivable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Segments

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company has not experienced any losses in such accounts. There were no cash equivalents as of December 31, 2021 and 2020.

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

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

The Company accounts for forfeitures as they occur.

Fair Value Option – Short-term Note and Convertible Note

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our consolidated balance sheets from those instruments using another accounting method.

Long-term investments

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01 and related ASU 2018-03 concerning recognition and measurement of financial assets and financial liabilities. In adopting this guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values.

For equity investments that are accounted for using the measurement alternative, the Company initially records equity investments at cost but is required to adjust the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

Deposits

In April 2021, the Company deposited $5 million with a fund to identify opportunities to expand the Company’s core business strategies in Asia. The cash are held in bank accounts on behalf of the Company until the fund manager identifies investments. During the year ended December 31, 2021, the Company incurred advisory fees and legal fee of approximately $0.8 million, and the balance held in cash in this fund was $4.2 million as of December 31, 2021.

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

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

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

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the years ended December 31, 2021 and 2020, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations (excluding a $70,000 distribution to CBM shareholders during the year ended December 31, 2020), are as follows ($ in thousands):

	For the Years Ended December 31,
	2021	2020
Realized gain (loss)	$(67)	$509
Unrealized loss	(3,115)	(218)
Dividend income	1,439	636
Interest income	-	4
	$(1,743)	$931

Note 6. Short-term investments

The following table presents the Company’s short-term investments at December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Investment in Hoth Therapeutics, Inc.	$770	$-
Investment in DatChat, Inc.	1,084	-
Investment in Vicinity Motor Corp.	418	-
Total	$2,273	$-

Investment in Hoth Therapeutics, Inc.

The following summarizes the Company investment in Hoth as of December 31, 2021 and 2020:

Security Name	Shares Owned as of December 31, 2021	Fair value per Share as of December 31, 2021	Fair value as of December 31, 2021 (in thousands)
HOTH	1,166,415	$0.66	$770

Security Name	Shares Owned as of December 31, 2020	Fair value per Share as of December 31, 2020	Fair value as of December 31, 2020 (in thousands)
HOTH	1,166,415	$2.37	$2,764

The investment in HOTH as of December 31, 2020 is recorded in long term investments. See Note 7.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

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

The following summarizes the Company investment in DatChat as of December 31, 2021:

Security Name	Shares Owned as of December 31, 2021	Fair value per Share as of December 31, 2021	Fair value as of December 31, 2021 (in thousands)
DATS	357,916	$3.03	$1,084

Investment in Vicinity Motor Corp.

On October 25, 2021, the Company entered into a warrant agreement with Vicinity Motor Corp. (“Vicinity”) that entitles the Company to purchase up to 246,399 shares of Vicinity common stock at $5.10 per share. The warrant expires on October 25, 2024. The fair value was determined using a Black-Scholes simulation. The Company recorded the fair value of the Vicinity warrant of approximately $0.4 million in the consolidated balance sheet as of December 31, 2021, reflecting the benefit received as part of its purchase of Vicinity common shares through its brokerage account. The initial investment in Vicinity was measured at approximately $0.6 million. Gains or losses associated with changes in the fair value of investments in Vicinity warrants are recognized as Change in fair value of investment on consolidated statements of operations (see Note 9). During the year ended December 31, 2021, the Company recorded approximately $0.4 million of change in fair value of investment for this investment.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of Octorber 25, 2021	As of December 31, 2021
Option term (in years)	3.0	2.8
Volatility	94.10%	95.52%
Risk-free interest rate	0.76%	0.97%
Expected dividends	0.00%	0.00%
Stock price	$4.11	$3.50

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Note 7. Long-Term Investments

The following table presents the Company’s other investments at December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Investment in Kerna Health Inc	$3,800	$-
Investment in Kaya Holding Corp	1,665	-
Investment in Tevva Motors	2,000	-
Investment in ASP Isotopes	1,000	-
Investment in AerocarveUS Corporation	1,000	-
Investment in HOTH	-	2,764
Total	$9,465	$2,764

Investment in Kerna Health Inc

On September 15, 2021, the Company entered into a securities purchase agreement (the “Kerna Securities Purchase Agreement”) with Kerna Health Inc., (“Kerna”). Under the Kerna Securities Purchase Agreement, the Company agreed to purchase 1,333,334 shares of common stock of Kerna for $1.0 million. Kerna, a private company, raised capital during the fourth quarter of 2021, increasing its share price value to $2.85 per share. Therefore, the Company recorded a $2.8 million unrealized gain on this investment during the fourth quarter of 2021. The investment in Kerna was valued at $3.8 million as of December 31, 2021.

Investment in Kaya Holding Corp

On September 29, 2021, the Company entered into a securities purchase agreement (the “Kaya Securities Purchase Agreement”) with Kaya Holding Corp., (“Kaya”). Under the Kaya Securities Purchase Agreement, the Company agreed to purchase 8,325,000 shares of common stock of Kaya for approximately $0.7 million. Kaya, a private company, raised capital during the fourth quarter of 2021, increasing its share price value to $0.20  per share. Therefore, the Company recorded approximate $1.0 million in unrealized  gain on this investment during the fourth quarter of 2021. The investment in Kaya was valued at approximately $1.7 million as of December 31, 2021.

Investment in Tevva Motors

On September 22, 2021, the Company entered into a securities purchase agreement (the “Tevva Motors Subscription Agreement”) with Big Sky Opportunities Fund, LLC, who handled the offering for Tevva Motors. Under the Tevva Motors Subscription Agreement, the Company agreed to purchase 29,004 interests of Tevva Motors for approximately $1.0 million. Subsequently, on September 30, 2021, the Company entered into a second securities purchase agreement with Big Sky Opportunities Fund, LLC to purchase an additional 29,004 interests of Tevva Motors for approximately $1.0 million. The investment in Tevva was valued at approximately $2.0 million as of December 31, 2021.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Investment in ASP Isotopes

On November 18, 2021, the Company entered into a securities purchase agreement (the “ASP Securities Purchase Agreement”) with ASP Isotopes Inc., (“ASP Isotopes”). Under the ASP Securities Purchase Agreement, the Company agreed to purchase 500,000 shares of common stock of ASP Isotopes for $1.0 million. The investment in ASP Isotepes was valued at approximately $1.0 million as of December 31, 2021.

Investment in AerocarveUS Corporation

On November 22, 2021, the Company entered into a securities purchase agreement (the “AerocarveUS Securities Purchase Agreement”) with AerocarveUS Corporation, (“AerocarveUS”). Under the AerocarveUS Securities Purchase Agreement, the Company agreed to purchase 250,000 shares of common stock of AerocarveUS for $1.0 million.  The investment in AerocarveUS was valued at approximately $1.0 million as of December 31, 2021.

Note 8. Notes Receivable

The following table presents the Company’s notes receivable at December 31, 2021 ($ in thousands):

	Maturity Date	Stated Interest Rate	Interest Receivable	Fair Value
Shor-term convertible notes receivable
Slinger Bag Inc Investment	08/06/2022	8%	$45	$1,445
Nano Innovations Inc Investment	12/26/2022	10%	$1	$751
Short-term notes receivable
Raefan Group LLC Investment	10/13/2022	8%	$48	$2,828
Raefan Industries LLC Investment	12/06/2022	8%	$11	$1,961

Long-term convertible note receivable
Convergent Investment	01/29/2023	8%	$147	$2,147

Convergent Investment

On January 29, 2021, the Company purchased an 8% convertible promissory note (“Convergent Convertible Note”) issued by Convergent Therapeutics, Inc. (“Convergent”) in the principal amount of $2.0 million pursuant to a Note Purchase Agreement with Convergent. The Company paid a purchase price for the Convergent Convertible Note of $2 million. The Company will receive interest on the Convergent Convertible Note at the rate of 8% per annum payable upon conversion or maturity of the Convergent Convertible Note. The Convergent Convertible Note shall mature on January 29, 2023.

The Company recorded an interest income receivable of approximately $0.1 million on the Convergent Convertible Note as of December 31, 2021.

Raefan Group LLC Investment

On October 13, 2021, the Company purchased an 8% promissory note (“Raefan Group Promissory Note”) issued by Raefan Group, LLC (“Raefan Group”) in the principal amount of approximately $2.8 million pursuant to a Note Purchase Agreement with Raefan Group.  The Company will receive interest on the Raefan Group Promissory Note at the rate of 8% per annum payable upon conversion or maturity of the Raefan Group Promissory Note. The Raefan Group Promissory Note shall mature on October 13, 2022.

The Company recorded an interest income receivable of approximately $48,000 on the Raefan Group Promissory Note as of December 31, 2021.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Raefan Industries LLC Investment

On December 6, 2021, the Company purchased an 8% promissory note (“Raefan Industries Promissory Note”) issued by Raefan Industries, LLC (“Raefan Industries”) in the principal amount of approximately $2.0 million pursuant to a Note Purchase Agreement with Raefan Industries. The Company paid a purchase price for the Raefan Industries Promissory Note of approximately $2.0 million. The Company will receive interest on the Raefan Industries Promissory Note at the rate of 8% per annum payable upon conversion or maturity of the Raefan Industries Promissory Note. The Raefan Industries Promissory Note shall mature on December 6, 2022.

The Company recorded an interest income receivable of approximately $11,000  on the Raefan Industries Promissory Note as of December 31, 2021.

Slinger Bag Inc Investment

On August 6, 2021, the Company entered into a securities purchase agreement (the “Slinger Bag Securities Purchase Agreement”) with Slinger Bag Inc., (“Slinger Bag”). Under the Slinger Bag Securities Purchase Agreement, the Company purchased an 8% convertible promissory note (“Slinger Bag Convertible Note”) in the principal amount of $1.4 million and a common stock purchase warrant to purchase up to 933,333 shares of common stock of Slinger Bag. The Company paid a purchase price of $1.4 million for the Slinger Bag Convertible Note and the common stock purchase warrant. The Company will receive interest on the Slinger Bag Convertible Note at the rate of 8% per annum payable upon conversion or maturity of the Slinger Bag Convertible Note. The Slinger Bag Convertible Note shall mature on August 6, 2022.

The Company recorded an interest income receivable of approximately $45,000 on the Slinger Bag Convertible Note as of December 31, 2021.

Nano Innovations Inc Investment

On December 26, 2021, the Company entered into a securities purchase agreement (the “Nano Securities Purchase Agreement”) with Nano Innovations Inc., (“Nano”). Under the Nano Securities Purchase Agreement, the Company purchased a 10% senior secured convertible promissory note (“Nano Convertible Note”) in the principal amount of $750,000 and warrants permitting the Company to purchase an amount of Nano’s common voting shares equal to 50% of the number of common shares issuable upon the conversion of Nano Convertible Note. The Company paid a purchase price of $750,000 for the Nano Convertible Note and the common stock purchase warrants. The Company will receive interest on the Nano Convertible Note at the rate of 10% per annum payable upon conversion or maturity of the Nano  Convertible Note. The Nano Convertible Note shall mature on December 26, 2022.

The Company recorded an interest income receivable of approximately $1,000 on the Nano Convertible Note as of December 31, 2021.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

The following table presents the Company’s assets and liabilities that are measured at fair value at December 31, 2021 and 2020 ($ in thousands):

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$11,427	$11,427	$-	$-
Total marketable securities	$11,427	$11,427	$-	$-
Short-term investment	$2,273	$1,854	$-	$418
Notes receivable at fair value	$6,984	$-	$-	$6,984
Convertible note receivable at fair value	$2,147	$-	$-	$2,147

	Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$24,274	$24,274	$-	$-
Mutual fund securities	$527	$527	$-	$-
	$24,801	$24,801	$-	$-
Investments	$2,764	$2,764	$-	$-

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

	Fair Value of Level 3 short-term investment
	December 31, 2021	December 31, 2020
Beginning balance	$-	$-
Change in fair value of investment	418	-
Ending balance	$418	$-

	Fair Value of Level 3 Notes receivable at fair value
	December 31, 2021	December 31, 2020
Beginning balance	$-	$-
Purchase of notes receivable	6,880	-
Accrued interest receivable	105	-
Ending balance	$6,984	$-

	Fair Value of Level 3 Convertible note receivable
	December 31, 2021	December 31, 2020
Beginning balance	$-	$-
Purchase of notes receivable	2,000	-
Accrued interest receivable	147	-
Ending balance	$2,147	$-

Short-term Note Receivable and Convertible Notes Receivable

The Company has elected to measure the purchases of the notes using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the consolidated statements of operations.

The value at which the Company’s convertible note is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the consolidated statements of operations.

Convergent Investment

As of December 31, 2021, the fair value of the Convergent Convertible Note was measured at $2.1 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the year ended December 31, 2021.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Raefan Group LLC Investment

As of December 31, 2021, the fair value of the Raefan Group Promissory Note was measured at approximately $2.8 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the year ended December 31, 2021.

Raefan Industries LLC Investment

As of December 31, 2021, the fair value of the Raefan Industries Promissory Note was measured at approximately $2.0 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the year ended December 31, 2021.

Slinger Bag Inc Investment

As of December 31, 2021, the fair value of the Slinger Bag Convertible Note was measured at $1.4 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the year ended December 31, 2021.

The Company believes that the fair value of the warrant of Slinger Bag is immaterial.

Nano Innovations Inc Investment

As of December 31, 2021, the fair value of the Nano Convertible Note was measured at approximately $0.8 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the year ended December 31, 2021.

The Company believes that the fair value of the warrant of Nano is immaterial.

Note 10. Net Loss per Share

Basic loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Convertible preferred stock	577	688
Warrants to purchase common stock	5,801,701	1,656,354
Options to purchase common stock	479,654	384,304
Total	6,281,932	2,041,346

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Note 11. Stockholders’ Equity and Convertible Preferred Stock

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

Public Offering

On February 19, 2021, the Company consummated the public offering pursuant to an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative to the underwriters named therein (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the “Offering”) an aggregate of 46,875,000 shares (the “Shares”) of common stock, $0.0001 par value per share, of the Company (the “Common Stock”). The Company received gross proceeds of approximately $75 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On February 23, 2021, the Underwriter partially exercised its over-allotment option and purchased an additional 7,030,927 Shares, resulting in aggregate proceeds of approximately $86.2 million, before deducting underwriting discounts and commissions and other expenses. The total net proceeds received from these two offerings were approximately $78.2 million.

In connection with the Offering, the Company issued the Underwriter warrants (the “Underwriter’s Warrants”) to purchase up to 4,312,473 shares of Common Stock, or 8% of the Shares sold in the Offering. The Underwriter’s Warrants will be exercisable for a period of five years from February 19, 2021 at an exercise price of $2.00 per share, subject to adjustment.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

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

On December 21, 2021, the Company issued 112 shares of common stock upon the conversion of 900 shares of Series D Convertible Preferred stock.

As of December 31, 2021 and 2020, 5,000,000 Series D Preferred Stock designated; 3,825 and 4,725 shares remained issued and outstanding, respectively.

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

As of December 31, 2021 and 2020, 5,000,000 Series D-1 Preferred Stock designated; 834 shares remained issued and outstanding.

Warrants

A summary of warrant activity for year ended December 31, 2021 and 2020 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	351,939	$19.96	$111,332	0.94
Issued	12,327,244	0.77	-	0.17
Exercised	(10,758,016)	0.67	-	-
Expired	(198,147)	-	-	-
Outstanding as of December 31, 2020	1,723,020	$3.07	57,333	1.11
Issued	4,312,473	2.00	-	4.14
Exercised	(80,000)	1.05	-	-
Expired	(153,789)	19.67	-	-
Forfeited	(3)	16.15	-	-
Outstanding as of December 31, 2021	5,801,701	$1.86	-	3.87

Confirmation of Mutual Understanding  - In March 2022, pursuant to a Confirmation of Mutual Understanding (the “Confirmation”), all parties to the Confirmation acknowledged and confirmed a scrivener’s error set forth in warrants to purchase shares of the Company’s common stock (the “Warrants”) dated March 10, 2020, April 15, 2020 and March 2, 2021. Pursuant to the Confirmation, all parties, which were involved in the original execution of the warrants, agreed that clause (v) of the definition of Fundamental Transaction in Section 3(d) of the Warrants, is as follows:

 “the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off, merger or scheme of arrangement) with another Person or group of Persons whereby such other Person or group acquires more than 50% of the voting power of the Company’s outstanding equity securities, including with respect to the election of directors (not including any shares of Common Stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination)”.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Stock Options

2014 Plan and Option Grants

On November 17, 2020, the Board approved to amend 2014 Equity Incentive Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2014 Plan from 243,344 to 5,000,000 shares.

At December 31, 2021, there were 479,654 options outstanding and 4,520,346 shares available for grant under the AIkido Pharma Inc. 2014 Equity Incentive Plan.

The fair value of options granted in 2021 and 2020 was estimated using the following assumptions:

	For the Years Ended December 31,
	2021	2020
Exercise price	$1.24	$0.64
Term (years)	10.00	10.00
Expected stock price volatility	124.1%	124.0%
Risk-free rate of interest	0.45%	0.37%

A summary of option activity under the Company’s stock option plan for year ended December 31, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	88,950	$172.39	$-	5.7
Employee options granted	300,000	0.64	69,000	10.0
Employee options expired	(4,646)	-	-	-
Outstanding as of December 31, 2020	384,304	$40.15	$69,000	8.9
Employee options granted	100,000	1.24	-	9.1
Employee options expired	(4,650)	-	-	-
Outstanding as of December 31, 2021	479,654	$32.35	$-	8.2
Options vested and exercisable	479,654	$32.35	$-	8.2

Stock-based compensation associated with the amortization of stock option expense was $0.2 million and $84,000 for the years ended December 31, 2021 and 2020, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.

Restricted Stock Awards

Pursuant to the patent license agreement effective January 5, 2021 with Silo Parma Inc., the Company issued and delivered to Silo Pharma 625,000 shares of the Company’s restricted stock as consideration for the license of the licensed patents. This restricted stock award vested immediately. The Company recorded approximately $0.5 million in research and development expense related with license acquired during the year ended December 31, 2021related to this arrangement.

On July 31, 2021, the Company issued each of six directors 25,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan. These shares have a total fair value of approximately $0.1 million. These restricted stock awards vested immediately.

Note 12. Commitments and Contingencies

Legal Proceedings

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Risks and Uncertainties - COVID-19

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

Note 13. Income Taxes

The income tax provision consists of the following ($ in thousands):

	For the years ended December 31,
	2021	2020
Federal
Current	$-	$(85)
Deferred	(1,581)	(1,821)
Increase in valuation allowance	1,581	1,821
State and local
Current
Deferred	2,492	(3,739)
Increase in valuation allowance	(2,492)	3,739
Income Tax Provision (Benefit)	$-	$(85)

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020
U.S. Statutory Federal Rate	21%	21%
State Taxes, Net of Federal Tax Benefit	%	%
Other Permanent Differences	(0.87)%	0.04%
State rate change in effect	(5.65)%	40.36%
AMT credit benefit	%	0.68%
Decrease due to true up of State NOL	(44.95)%	(10.36)%
Decrease due to change in Federal NOL and other true ups	12.96%	(6.34)%
Change in Valuation Allowance	17.51%	(44.7)%
Income Tax Benefit	0.00%	0.68%

At December 31, 2021 and 2020, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following ($ in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net-operating loss carryforward	$20,161	$19,000
Stock based compensation	8,196	8,290
Patent portfolio and other	13,917	14,917
Total Deferred Tax assets	42,274	42,207
Valuation allowance	(39,759)	(40,670)
Deferred Tax Asset, Net of Allowance	$2,516	$1,537
Deferred tax liability:
Fair value adjustment of investment	$(2,516)	$(1,537)

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not, the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a full allowance for the deferred tax assets at December 31, 2021 and 2020. As of December 31, 2021, the change in valuation allowance is approximately $4.1 million.

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

As of December 31, 2021, the Company has approximately $41 million federal net operating loss carryovers (“NOLs”), which expire from 2033 through 2037, and $22 million of federal NOLs with indefinite utilization. The Company has approximately $85 million of state and city NOLs, which expire from 2024 through 2040.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2021 and 2020, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns. As of December 31, 2021, the Company’s U.S. and state tax returns (Delaware, New York, New York City, Pennsylvania, Virginia, and Texas) remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2017, however, there were no audits pending in any of the above-mentioned jurisdictions during 2021 and 2020. The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

Note 14. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build our investment processes. Kyle Wool, Board Member, is the president of Revere. The Company incurred fees of approximately $1.2 million during the year December 31, 2021. These fees were included in general and administrative expense in the consolidated statements of operations.

Note 15. Subsequent Events

Share Repurchase Program

On January 21, 2022, the board of directors of AIkido Pharma Inc., a Delaware corporation (the “Company”), authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its outstanding stock for an aggregate purchase price not to exceed $3 million dollars. Share repurchases may be executed in open market transactions pursuant to a plan which will be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and in accordance with Rule 10b-18 of the Exchange Act. The authorization for the Share Repurchase Program may be terminated by the Company in its discretion at any time.

AIKIDO PHARMA INC.

Notes to Consolidated Financial Statements

Delisting Notice

As previously disclosed, on August 10, 2021, AIkido Pharma Inc., a Delaware corporation, (the “Company”) received a written notice from the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that its common stock, par value $0.0001 per share, failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted an initial 180-calendar day compliance period, or until February 7, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock was required to meet or exceed $1.00 per share for at least 10 consecutive business days during the 180-calendar day compliance period.

On February 8, 2022, the Company received a written notice from Nasdaq that its listed security had not regained compliance with the $1.00 minimum bid price per share requirement. The Company was granted an additional 180 calendar day period, or until August 8, 2022, to regain compliance.

Public Offering

On February 24, 2022 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in concurrent registered direct offerings (the “Offerings”), (i) 11,000 shares of the Company’s Series O Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Series O Preferred Stock”), and (ii) 11,000 shares of the Company’s Series P Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Series P Preferred Stock” and together with the Series O Preferred Stock, the “Preferred Stock”), in each case, at an offering price of $952.38 per share, representing a 5% original issue discount to the stated value of $1,000 per share of Preferred Stock, for gross proceeds of each Offering of $10,476.180, or approximately $21.9 million in the aggregate for the Offerings, before the deduction of the placement agent’s fee and offering expenses. The shares of Series O Preferred Stock will have a stated value of $1,000 per share and will be convertible, at a conversion price of $1.00 per share, into 11,000,000 shares of common stock (subject in certain circumstances to adjustments). The shares of Series P Preferred Stock will have a stated value of $1,000 per share and will be convertible, at a conversion price of $1.00 per share, into 11,000,000 shares of common stock (subject in certain circumstances to adjustments). The Series O Preferred Stock and the Series P Preferred Stock are being offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-238172) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”). The Company retained the investment banking firm of H.C. Wainwright & Co., LLC (“HCW”) to facilitate the Offerings. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the Offerings occurred on March 2, 2022.

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

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and concluded that our internal controls over financial reporting were not effective. In making this assessment, our management used the 2013 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each current director and executive officer of the Company.

			Director
Name	Age	Position	Since
Robert J. Vander Zanden (1)(2)	75	Director and Chairman of the Board	2004
Anthony Hayes	53	Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director	2013
Tim S. Ledwick (1)	63	Director	2015
Gregory James Blattner(1)(3)(4)	43	Director	2018
Paul LeMire(2)(3)(4)	65	Director	2020
Robert Dudley(2)(3)	66	Director	2020
Kyle Wool(2)(4)	43	Director	2021

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

(3)	Member of our Nominating Committee.

(4)	Member of our Investment Committee.

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

Kyle Wool

Mr. Wool, who joined as a member of our Board of Directors in 2021, has been the president of Revere Wealth Management, where he provides integrated strategies designed to help build, manage and preserve wealth for wealthy families, endowments and foundations, since January 2021. Prior to his employment at Revere Wealth Management, Mr. Wool was an Executive Director at Morgan Stanley (NYSE: MS) from May 2013 to January 2021, where he where he where he provided strategic wealth management and investing guidance to his clients. Prior to his employment at Morgan Stanley and The Wool Group, Mr. Wool was employed at Oppenheimer and Co., Inc. in a number of roles, where he strategic wealth management and investing guidance to his clients, from 2005 to 2013. Specifically, from 2010 until 2013, Mr. Wool served as a Managing Director of the Professional Investors Group for Oppenheimer Asia Ltd. Mr. Wool currently serves as a board member of LifeLine NY, a charity foundation focused on attain medical equipment for the underprivileged children of Serbia and a board member of CIRSD (Center for International Relations and Sustainable Development), whose mission is to empower youth in communities with the greatest need to reach their full potential and pursue higher education. Mr. Wool is also a Partner at Merakia, a Greek steakhouse in the Flatiron district of NYC and a Partner at Isouvlaki, which is a Quick Service Restaurant in the Tristan area. In 2009, Mr. Wool was involved in an arbitration proceeding with FINRA, which was settled in 2011. We believe Mr. Wool is well qualified to serve as a director due to his extensive experience in banking and wealth management.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

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

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2021 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2021 were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics, which is available on our website at www.aikidopharma.com.

Audit Committee

We have a standing Audit Committee. The Audit Committee members are Mr. Ledwick, Chair, Dr. Vander Zanden and Mr. LeMire. The Audit Committee has authority to review our financial records, deal with our independent auditors, recommend financial reporting policies to the Board of Directors, and investigate all aspects of our business. The Audit Committee Charter is available for your review on our website at www.aikidopharma.com. Each member of the Audit Committee satisfies the independence requirements and other criteria established by Nasdaq and the SEC applicable to audit committee members. The Board of Directors has determined that Mr. Ledwick meets the requirements of an audit committee financial expert as defined in the SEC and Nasdaq rules.

Item 11. EXECUTIVE COMPENSATION

The following Summary of Compensation table sets forth the compensation paid by our Company during the two years ended December 31, 2021 and 2020, to all Executive Officers earning in excess of $100,000 during any such year.

Summary of Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Hayes, Chief Executive Officer, Director,	2021	460,000	500,000	-	-	-	-	-	960,000
Principal Accounting Officer and Principal Financial Officer	2020	395,341	700,000	-	26,910	-	-	-	1,122,251
Darrell Dotson,	2021	275,000	50,000	-	-	-	-	-	325,000
VP of Drug Development & General Counsel	2020	218,750	100,000	-	-	-	-	-	318,750

(1)	Awards pursuant to the AIkido Pharma, Inc. 2013 Incentive Compensation Plan, 2014 Plan and 2020 Plan.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Anthony Hayes

On April 1, 2016, we entered into an employment agreement with Mr. Anthony Hayes pursuant to which Mr. Hayes serves as the Chief Executive Officer for a period of one year, subject to renewal. In consideration for his employment, we agreed to pay Mr. Hayes a base salary of $350,000 per annum. Mr. Hayes will be entitled to receive an annual bonus in an amount equal to up to 100% of his base salary if we meet or exceed certain criteria adopted by our Compensation Committee. We further agreed to grant executive restricted stock units, pursuant to the Corporation’s 2014 Equity Incentive Plan, with respect to 118,512 shares of the Company’s common stock. One-half of the grant shall vest if as of December 31, 2016, the Corporation has pro-forma cash of at least five million dollars ($5,000,000) (cash plus any cash used for a Board-approved extraordinary acquisition or transaction reconstituting the Company’s core operations, less accrued bonuses) and one-half shall vest upon the Company meeting certain agreed upon criteria. As of June 30, 2020, 59,256 restricted stock units were vested and 59,256 restricted stock units were forfeited.

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

On June 28, 2021, the Company entered into an amendment to the employment agreement of Mr. Hayes, pursuant to which, effective on July 1, 2021 the term of the employment agreement shall be extended to June 28, 2024 and that Mr. Hayes’ executive compensation will be increased to $500,000 annually. Mr. Hayes was entitled to receive an annual cash bonus in an amount equal to up to $250,000 if the Company meets or exceeds certain criteria adopted by the Compensation Committee of the Company’s Board of Directors.

All other terms of Mr. Hayes’ employment agreement, effective as of April 1, 2016, as amended on October 9, 2017, remain in full force and effect.

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

On March 24, 2020, we entered into an amendment to the employment agreement of Mr. Dotson pursuant to which Mr. Dotson was entitled to receive a base salary of $250,000 per annum. On July 1, 2021, we entered into a second amendment to the employment agreement of Mr. Dotson pursuant to which Mr. Dotson was entitled to receive a base salary of $300,000 per annum.

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

Outstanding Equity Awards at December 31, 2021

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Hayes	9,290	-	$571.71	4/1/2023
	930	-	$4.34	5/30/2022
	50,000	-	$0.64	12/23/2030
Darrell Dotson	1,240	-	$108.21	8/1/2024

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2021.

	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Robert J. Vander Zanden (2)	70,000	-	-	-	-	-	70,000
Tim Ledwick (3)	47,500	-	-	-	-	-	47,500
Gregory Blattner (4)	65,000	-	-	-	-	-	65,000
Paul LeMire (5)	65,000	-	-	-	-	-	65,000
Robert Dudley (6)	65,000	-	-	-	-	-	65,000
Kyle Wool (7)	53,186	-	-	-	-	-	53,186

(1)	All stock options were granted in accordance with ASC Topic 718.
(2)	Mr. Vander Zanden was paid $70,000 in cash compensation for his service as a director in 2021.
(3)	Mr. Ledwick was paid $47,500 in cash compensation for his service as a director in 2021.
(4)	Mr. Blattner was paid $65,000 in cash compensation for his service as a director in 2021.
(5)	Mr. LeMire was paid $65,000 in cash compensation for his service as a director in 2021.
(6)	Mr. Dudley was paid $65,000 in cash compensation for his service as a director in 2021.
(7)	Mr. Wool was paid $53,186 in cash compensation for his service as a director in 2021.

Non-employee directors received the following annual compensation for service as a member of the Board for the fiscal year ended December 31, 2021:

Annual Retainer	$65,000	To be paid in cash in four equal quarterly installments.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants	exercise price of Weighted average outstanding options, warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Plan Category	and rights (1)	and rights	(2)
Equity compensation plans approved by security holder	479,654	$32.35	4,555,144
Equity compensation plans not approved by security holder	-	-	-
	479,654		4,555,144

(1)	Consists of options to acquire 24,840 shares of our common stock under the 2013 Equity Incentive Plan and 454,814 under the 2014 Equity Incentive Plan.

(2)	Consists of shares of Common Stock available for future issuance under our equity incentive plans.

Beneficial Ownership of our Capital Stock by Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our Common Stock, Series D Preferred Stock and Series D-1 Preferred Stock owned beneficially as of March 28, 2022 by (i) our officers and directors as a group and (ii) each person (including any group) known to us to own more than 5% of our Common Stock, Series D Preferred Stock and Series D-1 Preferred Stock. As of March 28, 2022 there were 89,293,446 shares of Common Stock outstanding, 3,825 shares of Series D Preferred Stock outstanding and 834 shares of Series D-1 Preferred Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned			Series D Preferred Stock		Series D-1 Preferred Stock
Name of Beneficial Owner(1)	Shares		Percentage	Shares	Percentage	Shares	Percentage
Robert J. Vander Zanden	93,569	(2)	*	—	—	—	—
Anthony Hayes	102,500	(3)	*	—	—	—	—
Tim S. Ledwick	94,755	(4)	*	—	—	—	—
Paul LeMire	75,000	(5)	*
Robert Dudley	75,000	(6)	*
Gregory James Blattner	86,766	(7)	*
Kyle Wool	25,000	(8)	*
All Directors and Officers as a Group (6 persons)	552,590		*	—	—	—	—
Stockholders
Daniel W. Armstrong 611 Loch Chalet Ct Arlington, TX 76012-3470	—		—	1,350	28.57%	—	—
R. Douglas Armstrong 570 Ocean Dr. Apt 201 Juno Beach, FL 33408-1953	—		—	450	9.52%	—	—
Thomas Curtis 4280 10 Oaks Road Dayton, MD 21036-1124	—		—	900	19.05%	—	—
Francis Howard 376 Victoria Place London, SW1 V1AA United Kingdom	—		—	900	19.05%	—	—
Charles Strogen 6 Winona Ln Sea Ranch Lakes, FL 33308-2913	—		—	1,125	23.81%	—	—
Chai Lifeline Inc. 151 West 30th Street, Fl 3 New York, NY 10001-4027	—		—	—	—	834	100%

*	Less than 1% of the outstanding shares of the Company Common Stock.

(1)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Includes 29,944 shares of Common Stock and 63,625 options for purchase of Common Stock.

(3)	Includes 42,280 shares of Common Stock and 60,220 options for purchase of Common Stock.

(4)	Includes 32,059 shares of Common Stock and 62,696 options for purchase of Common Stock.

(5)	Includes 25,000 shares of Common Stock and 50,000 options for purchase of Common Stock.

(6)	Includes 25,000 shares of Common Stock and 50,000 options for purchase of Common Stock.

(7)	Includes 25,000 shares of Common Stock and 61,766 options for purchase of Common Stock.

(8)	Includes 25,000 shares of Common Stock.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of Mr. Tim S. Ledwick, Mr. Anthony Hayes, Dr. Robert J. Vander Zanden, Mr. Robert Dudley, Mr. Paul LeMire, Mr. Kyle Wool and Mr. Gregory James Blattner. The Board of Directors has determined that Dr. Vander Zanden, Mr. Ledwick, Mr. Wool and Mr. Blattner are independent directors within the meaning of the applicable Nasdaq rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions, and approved each of the transactions set forth above.

The Company has engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build the Corporation’s investment processes since 2021. Kyle Wool is the president of Revere. On March 14, 2022 the Board approved and consented to an affiliated transaction whereby Anthony Hayes will acquire an 8% ownership interest in Revere on the terms and subject to the conditions set forth in a Purchase Agreement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditor

The following table sets forth the fees paid by our Company to WithumSmith+Brown, PC for audit and other services provided for the fiscal year ended December 31, 2021. WithumSmith+Brown, PC did not provide any services in 2020.

2021
Audit Fees	$41,200
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$41,200

The following table sets forth the fees paid by our Company to Marcum LLP for audit and other services provided for the fiscal year ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$79,310	$227,630
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$79,310	$227,630

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2021 and 2020 Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Consolidated Financial Statements

The following financial statements are included in Item 8 herein:

2. Financial Statement Schedules

None

Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 18, 2017, by and between Spherix Incorporated and Laidlaw & Co. (UK) Ltd (incorporated by reference to Form 8-K filed July 24, 2017)

1.2	Placement Agency Agreement, dated July 15, 2015, by and between Spherix Incorporated and Chardan Capital Markets LLC (incorporated by reference to Form 8-K filed July 17, 2015)

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated April 24, 2014 (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated March 2, 2016 (incorporated by reference to Form 8-K filed March 18, 2016)

3.3	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spherix Incorporated, effective March 4, 2016 (incorporated by reference to Form 10-K filed March 29, 2016)

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Rights Agreement, dated as of January 24, 2013, by and between Spherix Incorporated and Equity Stock Transfer, LLC (incorporated by reference to Form 8-K filed January 30, 2013)

4.3	Amended and Restated Rights Agreement, dated as of June 9, 2017, by and between Spherix Incorporated and Transfer Online Inc. (incorporated by reference to Form 8-K filed June 9, 2017)

4.4	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (incorporated by reference to Form 8-K/A filed on June 2, 2014)

4.5	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (incorporated by reference to Form 8-K filed on December 3, 2015)

4.6	Form of Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.7	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed on March 26, 2014)

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed July 17, 2015)

4.9	Form of Warrant (incorporated by reference to Form 8-K filed December 3, 2015)

10.1	2012 Equity Incentive Plan (incorporated by reference from the Company’s Information Statement on Definitive 14C filed November 26, 2012)

10.2	Warrant Exchange Agreement, dated March 1, 2013, by and among the Company and certain investors (incorporated by reference to Form 8-K filed March 7, 2013)

10.3	Agreement and Plan of Merger, dated April 2, 2013 (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.4	First Amendment to Agreement and Plan of Merger, dated August 30, 2013 (incorporated by reference to the Form 8-K filed on September 4, 2013)

10.5	Spherix Incorporated 2013 Equity Incentive Plan (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.6	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.7	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed March 28, 2014)

10.8	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.9	Employment Agreement, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on September 13, 2013)

10.10	Indemnification Agreement, by and between Spherix Incorporated and Jeffrey Ballabon (incorporated by reference to the Form 8-K filed on June 13, 2014)

10.11**	Patent Purchase Agreement, by and between Spherix Incorporated and Rockstar Consortium US LP, including Amendment No. 1 thereto (incorporated by reference to the Form 8-K/A filed on November 19, 2013)

10.12	Form of Series F Exchange Agreement (incorporated by reference to the Form 8-K filed on November 26, 2013)

10.13	Form of Series D Exchange Agreement (incorporated by reference to the Form 8-K filed on December 30, 2013)

10.14	Confidential Patent Purchase Agreement, dated December 31, 2013, by and between Spherix Incorporated and Rockstar Consortium US LP (incorporated by reference to the Form S-1/A filed January 21, 2014)

10.15	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.16	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed March 26, 2014)

10.17	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on May 29, 2014)

10.18	Letter of Agreement, dated January 6, 2014, by and between Spherix Incorporated and Chord Advisors, LLC (incorporated by reference to the Form 10-K filed on March 30, 2015)

10.19	Letter of Agreement, dated April 11, 2014, by and between Spherix Incorporated and Chord Advisors, LLC (incorporated by reference to the Form 10-K filed on March 30, 2015)

10.20	Securities Purchase Agreement, dated July 15, 2015, by and among Spherix Incorporated and the purchasers party thereto (incorporated by reference to Form 8-K filed July 17, 2015)

10.21	Employment Agreement, dated as of March 14, 2014, by and between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 10-K filed March 29, 2016)

10.22	Amendment to Employment Agreement, dated as of June 30, 2015, by and between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 10-K filed March 29, 2016)

10.23	Settlement and License Agreement, dated October 13, 2015, by and between Spherix Incorporated and Huawei Technologies Co., Ltd. (incorporated by reference to Form 10-K filed March 29, 2016)

10.24	Patent License Agreement, dated as of November 23, 2015, by and between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 8-K filed November 30, 2015

10.25	Securities Purchase Agreement, dated as of December 2, 2015, by and among Spherix Incorporated and the investors party thereto (incorporated by reference to Form 8-K filed December 3, 2015)

10.26	Engagement Agreement, dated September 16, 2015, as amended, by and between Spherix Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to Form 8-K filed December 3, 2015)

10.27	Employment Agreement, effective as of April 1, 2016, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to Form 8-K filed May 26, 2016)

10.28	Amendment to Employment Agreement, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on October 25, 2017)

10.29	Separation Agreement and Release, dated March 10, 2017, by and between Spherix Incorporated and Frank Reiner (incorporated by reference to Form 8-K filed March 15, 2017)

10.30	Patent License Agreement, dated as of May 23, 2016, by and between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 10-Q filed August 15, 2016)

10.31	Technology Monetization Agreement, dated as of March 11, 2016, and amended as of April 22, 2016, April 27, 2016 and May 22, 2016, by and between Spherix Incorporated and Equitable IP Corporation (incorporated by reference to Form 8-K filed August 2, 2016)

10.32	Underwriting Agreement, dated as of August 2, 2016, by and among Spherix Incorporated and the underwriters named on Schedule I thereto (incorporated by reference to Form 8-K filed August 3, 2016)

10.33	Assignment and Assumption of Rights Agreement, dated as of June 16, 2016, by and between Spherix Incorporated and Transfer Online, Inc. (incorporated by reference to Form 8-K filed June 21, 2016)

10.34	Securities Purchase Agreement, dated as of June 30, 2017, by and between Spherix Incorporated and Hoth Therapeutics, Inc. (incorporated by reference to Form 8-K filed July 3, 2017)

10.35	Registration Rights Agreement, dated as of June 30, 2017, by and between Spherix Incorporated and Hoth Therapeutics, Inc. (incorporated by reference to Form 8-K filed July 3, 2017)

10.36	Form of Shareholders Agreement, dated as of June 30, 2017 (incorporated by reference to Form 8-K filed July 3, 2017)

10.37	Agreement and Plan of Merger, dated as of March 12, 2018, by and among Spherix Incorporated, Spherix Merger Subsidiary Inc., DatChat, Inc. and Darin Myman (incorporated by reference to Form 8-K filed March 14, 2018)

10.38	Placement Agency Agreement, dated as of March 14, 2018, by and between Spherix Incorporated and Laidlaw & Company (UK) Ltd. (incorporated by reference to Form 8-K filed March 19, 2018)

10.39	Assignment of Agreement, dated as of November 13, 2019, by and among The University of Texas in Austin, on behalf of the Board of Regents of the University of Texas, CBM BioPharma, Inc. and Spherix Incorporated

10.40	Assignment of Agreement, dated as of November 13, 2019, by and among Wake Forest University Health Sciences, CBM BioPharma, Inc. and Spherix Incorporated

10.41	First Amendment to Agreement and Plan of Merger, dated as of May 3, 2018, by and among Spherix Incorporated, Spherix Merger Subsidiary Inc., DatChat, Inc. and Darin Myman (incorporated by reference to Form 8-K filed May 7, 2018)

10.42	Agreement and Plan of Merger, dated as of October 10, 2018, by and among Spherix Incorporated, Spherix Delaware Merger Sub Inc., Scott Wilfong and CBM Biopharma, Inc. (incorporated by reference to Form 8-K filed October 16, 2018)

10.43	At The Market Offering Agreement, dated as of August 9, 2019, by and between Spherix Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to Form 8-K filed August 9, 2019)

10.44	Asset Purchase Agreement, dated as of May 15, 2019, by and between the Company and CBM BioPharma, Inc. (incorporated herein by reference to Form 10-Q filed on August 14, 2019)

10.45	Amendment No. 1 to Asset Purchase Agreement, dated as of May 30, 2019, by and between the Company and CBM BioPharma, Inc. (incorporated herein by reference to Form 10-Q filed on August 14, 2019)

10.46	Amendment No. 2 to Asset Purchase Agreement, dated as of December 5, 2019, by and between the Company and CBM BioPharma, Inc. (incorporated herein by reference to Form 8-K filed on December 10, 2019)

10.47	Confirmation of Mutual Understanding, dated March 24, 2022

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP, independent registered public accounting firm

23.2*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aikido Pharma Inc. (Registrant)

	By:	/s/ Anthony Hayes
Anthony Hayes
Date: March 28, 2022	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes	Chief Executive Officer and Director	March 28, 2022
Anthony Hayes

/s/ Tim S. Ledwick	Director	March 28, 2022
Tim S. Ledwick

/s/ Robert J. Vander Zanden	Chairman of the Board	March 28, 2022
Robert J. Vander Zanden

/s/ Paul LeMire	Director	March 28, 2022
Paul LeMire

/s/ Robert Dudley	Director	March 28, 2022
Robert Dudley

/s/ Gregory James Blattner	Director	March 28, 2022
Gregory James Blattner

/s/ Kyle Wool	Director	March 28, 2022
Kyle Wool