Form 10-Q
period 2022-03-31
AIkido Pharma Inc.
filed 2022-05-16
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 89,293,446 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

Form 10-Q

For the Quarter Ended March 31, 2022

Index

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2022 and 2021 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2022 and 2021 (Unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	21

Signatures		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,686	$65,562
Restricted cash	20,953	-
Marketable securities	14,435	11,427
Prepaid expenses and other assets	348	442
Short-term investments at fair value	255	2,273
Notes receivable at fair value	9,310	6,984
Deposits	4,194	4,201
Total current assets	99,181	90,889

Convertible note receivable at fair value	-	2,147
Investments	18,610	9,465
Security deposit	155	155
Total assets	$117,946	$102,656

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$209	$381
Accrued salaries and benefits	686	680
Total current liabilities	895	1,061

Total liabilities	895	1,061

Commitments and contingencies
Series O Redeemable Convertible Preferred Stock, $0.0001 par value; 11,000 and 0 shares issued and outstanding, at $1,000.00 per share at March 31, 2022 and December 31, 2021	11,000	-
Series P Redeemable Convertible Preferred Stock, $0.0001 par value; 11,000 and 0 shares issued and outstanding, at $1,000.00 per share at March 31, 2022 and December 31, 2021	11,000	-

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding at March 31, 2022 and December 31, 2021; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at March 31, 2022 and December 31, 2021; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 89,293,446 and 89,681,258 shares issued at March 31, 2022 and December 31, 2021, respectively; 89,293,443 and 89,681,255 shares outstanding at March 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	262,615	265,624
Treasury stock, at cost, 3 shares at March 31, 2022 and December 31, 2021	(264)	(264)
Accumulated deficit	(167,309)	(163,774)
Total stockholders’ equity	95,051	101,595
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$117,946	$102,656

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating costs and expenses
General and administrative	$1,787	$1,212
Research and development	2,016	72
Research and development - license acquired	-	1,034
Total operating expenses	3,803	2,318
Loss from operations	(3,803)	(2,318)

Other income (expenses)
Other income	64	135
Interest income	179	27
Loss on marketable securities	(497)	(1,339)
Change in fair value of investment	522	(467)
Total other income (expenses)	268	(1,644)
Net loss	$(3,535)	$(3,962)
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	(3,009)	-
Net Loss Attributable to Common Shareholders	$(6,544)	$(3,962)

Net loss per share, basic and diluted
Basic and Diluted	$(0.07)	$(0.07)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	89,293,446	60,281,906

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31, 2022

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Common Stock		Preferred Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	-	$-	-	$-	89,681,258	$9	4,659	$-	$265,624	3	$(264)	$(163,774)	$101,595
Issuance of Series O redeemable convertible preferred stock for cash	11,000	11,000			-		-	-	-	-	-	-	-
Issuance of Series P redeemable convertible preferred stock for cash			11,000	11,000	-		-	-	-	-	-	-	-
Cost on issuance of Series O and Series P Redeemable Convertible Preferred Stock	-	(1,504)	-	(1,505)	-		-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	1,504	-	1,505	-	-	-		(3,009)	-	-	-	(3,009)
Cancellation of common stock related to investment in CBM	-	-	-	-	(387,812)	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,535)	(3,535)
Balance at March 31, 2022	11,000	$11,000	11,000	$11,000	89,293,446	$9	4,659	$-	$262,615	3	$(264)	$(167,309)	$95,051

For the Three Months Ended March 31, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	34,920,219	$3	5,559	$-	$186,482	3	$(264)	$(156,603)	$29,618
Issuance of common stock and warrants (net of offering costs of $8,260)	53,905,927	6	-	-	77,983	-	-	-	77,989
Exercise of warrants	80,000	-	-	-	84	-	-	-	84
Issuance of common stock for research and development license acquired	625,000	-	-	-	531	-	-	-	531
Stock-based compensation	-	-	-	-	112	-	-	-	112
Net loss	-	-	-	-	-	-	-	(3,962)	(3,962)
Balance at March 31, 2021	89,531,146	$9	5,559	$-	$265,192	3	$(264)	$(160,565)	$104,372

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,535)	$(3,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of short-term investment	886	467
Change in fair value of long-term investment	(1,408)
Research and development-acquired license, expensed	-	1,034
Stock-based compensation	-	112
Realized loss (gain) on marketable securities	224	(424)
Unrealized loss on marketable securities	333	2,049
Realized gain on sale of digital currencies	(64)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	66	16
Accounts payable and accrued expenses	(172)	(323)
Accrued salaries and benefits	6	5
Interest receivable on convertible note	(179)	(27)
Deposits	7	-
Net cash used in operating activities	(3,836)	(1,053)

Cash flows from investing activities
Purchase of marketable securities	(27,096)	(83,586)
Sale of marketable securities	24,662	14,335
Proceeds from sale of digital currencies	93	-
Purchase of short-term and long-term investments	(7,737)	-
Purchase of research and development licenses	-	(503)
Purchase of convertible note	-	(2,000)
Net cash used in investing activities	(10,078)	(71,754)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of offering cost	-	77,989
Proceeds from issuance of Series O and Series P Redeemable Convertible Preferred Stock, net of discount and offering cost	18,991	-
Proceeds from exercise of warrants	-	84
Net cash provided by financing activities	18,991	78,073

Net increase in cash and cash equivalents and restricted cash	5,077	5,266
Cash and cash equivalents and restricted cash, beginning of period	65,562	2,715

Cash and cash equivalents and restricted cash, end of period	$70,639	$7,981

Non-cash investing and financing activities
Transfer from short-term investment to marketable securities	$1,482	$-
Reclassify from convertible note receivable to notes receivable at fair value	$2,147	$-

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

AIkido Pharma Inc. (the “Company”), formerly known as Spherix Incorporated, was initially formed in 1967. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. The Company’s pipeline consists of patented technology from leading universities and researchers. The Company’s innovative therapeutic drug pipeline is currently being advanced through strong collaborations with renowned educational institutions, including the University of Texas at Austin, the University of Maryland, Baltimore and Wake Forest University. The Company’s oncology therapeutics include prospective treatments for pancreatic cancer, acute myeloid leukemia (AML) and acute lymphoblastic leukemia (ALL). The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

As a result of the Company’s biotechnology research and development and associated investments and acquisitions, its business portfolio now focuses on the treatment of three different cancers and multiple types of viral infections. The Company’s pancreatic drug candidate, DHA-dFdC, developed at and licensed from the University of Texas at Austin, is a new compound that it hopes will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC overcomes tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preclinical studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth (up to 100,000-fold more potent that gemcitabine, a current standard therapy), accumulates preferentially in pancreatic tissue and has demonstrated activities against other cancers, including leukemia, lung and melanoma. The Company’s AML and ALL compound, developed at the Wake Forest University, is a targeted therapeutic designed to overcome multiple resistance mechanisms observed with the current standard of care.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary, AIkido Labs LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2022, condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 28, 2022.

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

Significant Accounting Policies

Other than as described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 28, 2022.

Redeemable Convertible Preferred Stock

The convertible preferred stock was not unconditionally redeemable at the option of the holder thereof. However, the convertible preferred stock was contingently redeemable upon certain liquidation events. As redemption by the holders was not solely within the control of the Company, all of the outstanding convertible preferred stock was classified as temporary equity in the condensed consolidated balance sheets.

Restricted Cash

The following table provides a summary of the Company’s cash and restricted cash total as presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2022 (in thousands):

March 31, 2022
Cash	$49,686
Restricted cash	20,953
Total cash and restricted cash	$70,639

In accordance with the public offering of 11,000 shares of Series O Redeemable Convertible Preferred Stock and 11,000 shares of Series P Redeemable Convertible Preferred Stock, $21.0 million is held in escrow and disbursed to the Company only upon conversion of the Series O and Series P Preferred Stock. The proceeds are included within restricted cash on the accompanying consolidated balance sheets. See Note 10.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

Note 4. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2022 and 2021, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Realized (loss) gain	$(224)	$424
Unrealized loss	(333)	(2,049)
Dividend income	60	286
	$(497)	$(1,339)

Note 5. Short-term investments

The following table presents the Company’s short-term investments at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Investment in Hoth Therapeutics, Inc.	24	770
Investment in DatChat, Inc.	-	1,084
Investment in Vicinity Motor Corp.	231	419
Total	255	2,273

The change in the fair value of the short-term investments for the three months ended March 31, 2022 is summarized as follows: ($ in thousands):

Beginning balance	$2,273
Transfer to marketable securities	(1,482)
Change in fair value of investment	(886)
Realized gain recognized through sale of marketable securities	350
Ending balance	$255

Investment in Hoth Therapeutics, Inc.

On March 11, 2022, 1,130,701 shares of Hoth common stock were transferred to marketable securities account and were sold for net proceeds of approximately $0.9 million.

The following summarizes the Company investment in Hoth as of March 31, 2022 and December 31, 2021:

Security Name	Shares Owned as of March 31, 2022	Fair value per Share as of March 31, 2022	Fair value as of March 31, 2022 (in thousands)
HOTH	35,714	$0.69	$24

Security Name	Shares Owned as of December 31, 2021	Fair value per Share as of December 31, 2021	Fair value as of December 31, 2021 (in thousands)
HOTH	1,166,415	$0.66	$770

Investment in DatChat, Inc.

On February 14, 2022, 357,916 shares (valued at $2.21 per share) of DatChat common stock were transferred to marketable securities account and were sold for net proceeds of approximately $0.8 million.

Investment in Vicinity Motor Corp.

On October 25, 2021, the Company entered into a warrant agreement with Vicinity Motor Corp. (“Vicinity”) that entitles the Company to purchase up to 246,399 shares of Vicinity common stock at $5.10 per share. The warrant expires on October 25, 2024. The fair value was determined using a Black-Scholes simulation. The Company recorded the fair value of the Vicinity warrant of approximately $0.3 and $0.4 million in the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively, reflecting the benefit received as part of its purchase of Vicinity common shares through its brokerage account. The initial investment in Vicinity was measured at approximately $0.6 million. Gains or losses associated with changes in the fair value of investments in Vicinity warrants are recognized as Change in fair value of investment on consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded approximately $188,000 of change in fair value of investment for this investment.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Option term (in years)	2.6	2.8
Volatility	93.90%	95.52%
Risk-free interest rate	2.45%	0.97%
Expected dividends	0.00%	0.00%
Stock price	$2.40	$3.50

Note 6. Long-Term Investments

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

The following table presents the Company’s other investments at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Investment in Kerna Health Inc	$3,800	$3,800
Investment in Kaya Holding Corp	2,340	1,665
Investment in Tevva Motors	3,364	2,000
Investment in ASP Isotopes	1,000	1,000
Investment in AerocarveUS Corporation	1,000	1,000
Investment in Qxpress	1,000	-
Investment in Masterclass	170	-
Investment in Kraken	486	-
Investment in Epic Games	1,500	-
Investment in Tesspay	1,250	-
Investment in SpaceX	1,500	-
Investment in Databricks	1,200	-
Total	$18,610	$9,465

The change in the value of the long-term investments for the three months ended March 31, 2022 is summarized as follows: ($ in thousands):

Beginning balance	$9,465
Purchase of investments	7,737
Adjustment to carrying value of investments	1,408
Ending balance	$18,610

Investment in Kerna Health Inc

The investment in Kerna Health Inc. was valued at $3.8 million as of March 31, 2022.

Investment in Kaya Holding Corp

On March 2, 2022, the Company purchased additional 3,375,000 shares of common stock of Kaya Holding Corp., (“Kaya”) for approximately $0.6 million. The Company recorded approximate $34,000 in unrealized gain on this investment during the three months ended March 31, 2022. The investment in Kaya was valued at approximately $2.3 million as of March 31, 2022.

Investment in Tevva Motors

Tevva Motors (“Tevva”), a private company, raised capital during the first quarter of 2022, increasing its share price value to $58.0 per share. Therefore, the Company recorded a $1.4 million unrealized gain on this investment during the three months ended March 31, 2022. The investment in Tevva was valued at approximately $3.4 million as of March 31, 2022.

Investment in ASP Isotopes

The investment in ASP Isotopes Inc. was valued at $1.0 million as of March 31, 2022.

Investment in AerocarveUS Corporation

The investment in AerocarveUS Corporation was valued at $1.0 million as of March 31, 2022.

Investment in Qxpress

On January 27, 2022, the Company entered into a securities purchase agreement (the “Qxpress Securities Purchase Agreement”) with Qxpress. Under the Qxpress Securities Purchase Agreement, the Company agreed to purchase 46,780 shares of common stock of Qxpress for $1.0 million. The investment in Qxpress was valued at $1.0 million as of March 31, 2022.

Investment in Masterclass

On March 11, 2022, the Company entered into a securities purchase agreement (the “Masterclass Securities Purchase Agreement”) with Masterclass. Under the Masterclass Securities Purchase Agreement, the Company agreed to purchase 4,841 shares of common stock of Masterclass for approximately $0.2 million. The investment in Masterclass was valued at approximately $0.2 million as of March 31, 2022.

Investment in Kraken

On March 11, 2022, the Company entered into a securities purchase agreement (the “Kraken Securities Purchase Agreement”) with Kraken. Under the Kraken Securities Purchase Agreement, the Company agreed to purchase a total of 8,409 shares of common stock of Kraken for approximately $0.5 million. The investment in Kraken was valued at approximately $0.5 million as of March 31, 2022.

Investment in Epic Games

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Epic Games. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. The investment in Epic Games was valued at $1.5 million as of March 31, 2022.

Investment in Tesspay

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO. Tesspay, a private company, raised capital during the first quarter of 2022, increasing its share price value to $0.25 per share. Therefore, the Company recorded $10,000 in unrealized gain on this investment during the three months ended March 31, 2022. The investment in Tesspay was valued at approximately $1.3 million as of December 31, 2021.

Investment in SpaceX

On March 30, 2022, the Company entered into a securities purchase agreement (the “SpaceX Securities Purchase Agreement”) with SpaceX. Under the SpaceX Securities Purchase Agreement, the Company agreed to purchase a total of 100,000 shares of common stock of SpaceX for $1.5 million. The investment in SpaceX was valued at $1.5 million as of March 31, 2022.

Investment in Databricks

On March 25, 2022, the Company entered into a securities purchase agreement (the “Databricks Securities Purchase Agreement”) with Databricks. Under the Databricks Securities Purchase Agreement, the Company agreed to purchase an aggregate of 3,830 shares of common stock of Databricks for a total $1.2 million. The investment in Databricks was valued at $1.2 million as of March 31, 2022.

Note 7. Notes Receivable

The following table presents the Company’s notes receivable at March 31, 2022 ($ in thousands):

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Short-term convertible notes receivable
Convergent Investment	01/29/2023	8%	$2,000	$187	$2,187
Slinger Bag Inc Investment	08/06/2022	8%	$1,400	$73	$1,473
Nano Innovations Inc Investment	12/26/2022	10%	$750	$20	$769

Short-term notes receivable
Raefan Group LLC Investment	10/13/2022	8%	$2,780	$103	$2,882
Raefan Industries LLC Investment	12/06/2022	8%	$1,950	$49	$1,999
Total					$9,310

Convergent Investment

The Company recorded an interest income receivable of approximately $0.2 million on the Convergent Convertible Note as of March 31, 2022.

Raefan Group LLC Investment

The Company recorded an interest income receivable of approximately $0.1 million on the Raefan Group Promissory Note as of March 31, 2022.

Raefan Industries LLC Investment

The Company recorded an interest income receivable of approximately $49,000 on the Raefan Industries Promissory Note as of March 31, 2022.

Slinger Bag Inc Investment

The Company recorded an interest income receivable of approximately $73,000 on the Slinger Bag Convertible Note as of March 31, 2022.

Nano Innovations Inc Investment

The Company recorded an interest income receivable of approximately $20,000 on the Nano Convertible Note as of March 31, 2022.

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

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021 ($ in thousands):

	Fair value measured at March 31, 2022
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$13,500	$13,500	$-	$-
Fixed Income	$935	$935
Total marketable securities	$14,435	$14,435	$-	$-
Short-term investment	$255	$24	$-	$231
Notes receivable at fair value	$9,310	$-	$-	$9,310

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$11,427	$11,427	$-	$-
Total marketable securities	$11,427	$11,427	$-	$-
Short-term investment	$2,273	$1,854	$-	$419
Notes receivable at fair value	$6,984	$-	$-	$6,984
Convertible note receivable	$2,147	$-	$-	$2,147

Level 3 Measurement

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Notes receivable at fair value at December 31, 2021	$6,984
Accrued interest receivable at December 31, 2021	179
Reclassify from convertible note receivable to notes receivable at fair value	2,147
Notes receivable at fair value at March 31, 2022	$9,310

Short-term investment at December 31, 2021	$419
Change in fair value of investment	(188)
Short-term investment at March 31, 2022	$231

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

Convergent Investment

As of March 31, 2022, the fair value of the Convergent Convertible Note was measured at $2.2 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the three months ended March 31, 2022.

Raefan Group LLC Investment

As of March 31, 2022, the fair value of the Raefan Group Promissory Note was measured at approximately $2.9 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the three months ended March 31, 2022.

Raefan Industries LLC Investment

As of March 31, 2022, the fair value of the Raefan Industries Promissory Note was measured at approximately $2.0 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the three months ended March 31, 2022.

Slinger Bag Inc Investment

As of March 31, 2022, the fair value of the Slinger Bag Convertible Note was measured at $1.5 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the three months ended March 31, 2022.

The Company believes that the fair value of the warrant of Slinger Bag is immaterial.

Nano Innovations Inc Investment

As of March 31, 2022, the fair value of the Nano Convertible Note was measured at approximately $0.8 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the three months ended March 31, 2022.

The Company believes that the fair value of the warrant of Nano is immaterial.

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2022 and 2021 are as follows:

	As of March 31,
	2022	2021
Convertible preferred stock	22,000,577	688
Warrants to purchase common stock	7,561,701	5,801,701
Options to purchase common stock	479,654	484,304
Total	30,041,932	6,286,693

Note 10. Redeemable Convertible Preferred Stock

Series O and Series P Redeemable Convertible Preferred Stock

On February 24, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in concurrent registered direct offerings (the “Offerings”), (i) 11,000 shares of the Company’s Series O Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Series O Preferred Stock”), and (ii) 11,000 shares of the Company’s Series P Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Series P Preferred Stock” and together with the Series O Preferred Stock, the “Preferred Stock”), in each case, at an offering price of $952.38 per share, representing a 5% original issue discount to the stated value of $1,000 per share of Preferred Stock, for gross proceeds of each Offering of $10,476.180, or approximately $21.9 million in the aggregate for the Offerings, before the deduction of the placement agent’s fee and offering expenses. The shares of Series O Preferred Stock will have a stated value of $1,000 per share and will be convertible, at a conversion price of $1.00 per share, into 11,000,000 shares of common stock (subject in certain circumstances to adjustments). The shares of Series P Preferred Stock will have a stated value of $1,000 per share and will be convertible, at a conversion price of $1.00 per share, into 11,000,000 shares of common stock (subject in certain circumstances to adjustments). The Series O Preferred Stock and the Series P Preferred Stock are being offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-238172) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the Offerings occurred on March 2, 2022. In connection with this transaction, the Company placed $21.0 million in an escrow account which was recorded as restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2022.

In connection with the Offerings, the Company has entered into an engagement agreement (the “Engagement Agreement Agreement”) with H.C Wainwright & Company, LLC, as placement agent (“HCW”), pursuant to which the Company agreed to pay HCW an aggregate cash fee equal to 8% of the aggregate gross proceeds raised in the offerings and issue HCW common stock purchase warrants to purchase up to 1,760,000 shares of common stock in the aggregate at an exercise price of $1.25. The warrants were recorded as a component of stockholders’ equity in accordance with FASB Accounting Standards Codification (“ASC”) 815.

Redemption Rights

After (i) the earlier of (1) the receipt of stockholder approval and (2) the date that is 90 days following the Original Issue Date (the date of the first issuance of any shares of the Preferred Stock regardless of the number of transfers of any particular shares of Preferred Stock and regardless of the number of certificates which may be issued to evidence such Preferred Stock) and (ii) before the date that is 120 days after the Original Issue Date (the “Redemption Period”), each Holder shall have the right to cause the Company to redeem all or part of such Holder’s shares of Preferred Stock at a price per share equal to 105% of the Stated Value.

As a result, the Preferred Stock were recorded separately from stockholders’ equity because they are redeemable upon the occurrence of redemption events that are considered not solely within the Company’s control.

During the three months ended March 31, 2022, the Company recognized approximately $3.0 in deemed dividends related to the Preferred Stock in the condensed consolidated statements of operations and the condensed consolidated statements of changes in redeemable preferred stock and stockholders’ equity.

Note 11. Stockholders’ Equity

Common Stock

One June 5, 2020, CBM Biopharma, Inc. (“CBM”) approved a distribution to its stockholders of 1,939,058 the Company’s common shares. The Company, as one of CBM’s shareholder, received 387,812 shares of its common stock. The Company cancelled 387,812 shares received on January 1, 2022.

Warrants

A summary of warrant activity for the nine months ended March 31, 2022 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	5,801,701	$1.86	-	3.87
Issued	1,760,000	1.25	-	4.90
Outstanding as of March 31, 2022	7,561,701	$1.72	-	3.95

Stock Options

A summary of stock option activity for the nine months ended March 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	479,654	$32.35	$-	8.2
Outstanding as of March 31, 2022	479,654	$32.35	$-	8.0
Options vested and exercisable	479,654	$32.35	$-	8.0

Stock-based compensation associated with the amortization of stock option expense was approximately $0 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. All stock compensation was recorded as a component of general and administrative expenses.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2021 and there have been no material changes to such policy or estimates during the three months ended March 31, 2022.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have material impact inour results of operations or financial condition.

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material.

See Note 2 to our condensed consolidated financial statements for a discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

During the three months ended March 31, 2022, we incurred a loss from operations of approximately $3.8 million, as compared to $2.3 million during the comparable prior year period. The increase in loss was primarily attributed to $0.6 million increase in in general and administrative expenses and $1.9 million increase research and development expense, and was partially offset by $1.0 million decrease in research and development expense related with license acquisition.

During the three months ended March 31, 2022, other income was approximately $0.3 million as compared to other expense of approximately $1.7 million during the comparable prior year period. The increase in other income was primarily attributed to a $1.0 million increase in the change in fair value of investment and $0.8 million decrease in loss on marketable securities.

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

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. Our working capital amounted to approximately $98.3 million at March 31, 2022. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Cash Flows from Operating Activities - For the three months ended March 31, 2022 and 2021, net cash used in operations was approximately $3.8 million  and $1.1 million, respectively. The cash used in operating activities for the three months ended March 31, 2022 primarily resulted from a net loss of $3.5 million and change in fair value of long-term investment of $1.4 million, and is partially offset by change in fair value of short-term investment of $0.9 million. The cash used in operating activities for the three months ended March 31, 2021 primarily resulted from a net loss of $4.0 million, and partially offset by $2.0 million unrealized loss on marketable securities and $1.0 million research and development expense related with license acquired.

Cash Flows from Investing Activities - For the three months ended March 31, 2022 and 2021, net cash used in investing activities was approximately $10.1 million and $71.8 million , respectively. The cash used in investing activities for the three months ended March 31, 2022 primarily resulted from our purchase of marketable securities of $27.1 million and purchase of investments of $7.7 million, partially offset by our sale of marketable securities of $24.7 million since we invest excess cash into marketable securities until additional cash is needed. The cash used in investing activities for the three months ended March 31, 2021 primarily resulted from our purchase of marketable securities of $83.6 million and purchase of convertible note of $2.0 million, partially offset by our sale of marketable securities of $14.3 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities - Cash provided by financing activities for the three months ended March 31, 2022 was $19.0 million, which reflects the net proceeds of $19.0 million from investors in exchange of issuance of issuance of Series O and Series P Redeemable Convertible Preferred Stock. Cash provided by financing activities for the three months ended March 31, 2021 was $78.1 million, which reflects the net proceeds of $78.0 million from investors in exchange of issuance of common stock and warrants and net proceeds of $84,000 from the exercise of common warrants.

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

With respect to the quarter ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

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

Aikido Pharma Inc.
(Registrant)

Date: May 16, 2022	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)