Form 10-Q
period 2022-06-30
AIkido Pharma Inc.
filed 2022-08-12
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 5,246,852 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

Form 10-Q

For the Quarter Ended June 30, 2022

Index

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II. Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

Signatures		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,791	$65,562
Marketable securities	9,779	11,427
Prepaid expenses and other assets	196	442
Short-term investments at fair value	104	2,273
Notes receivable at fair value	8,500	6,984
Deposits	4,193	4,201
Total current assets	61,563	90,889

Convertible note receivable at fair value	-	2,147
Notes receivable at fair value	1,100	-
Investments	25,478	9,465
Security deposit	155	155
Total assets	$88,296	$102,656

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$142	$381
Accrued salaries and benefits	687	680
Total current liabilities	829	1,061

Total liabilities	829	1,061

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding at June 30, 2022 and December 31, 2021; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at June 30, 2022 and December 31, 2021; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,246,852 and 5,275,329 shares issued at June 30, 2022 and December 31, 2021, respectively; 4,953,950 and 5,275,329 shares outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	261,603	265,633
Treasury stock, at cost, 242,902 and 0 shares at June 30, 2022 and December 31, 2021, respectively	(1,750)	(264)
Accumulated deficit	(172,386)	(163,774)
Total stockholders’ equity	87,467	101,595
Total liabilities and stockholders’ equity	$88,296	$102,656

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs and expenses
General and administrative	$2,262	$2,343	$4,049	$3,555
Research and development	36	325	2,052	397
Research and development - license acquired	-	91	-	1,125
Total operating expenses	2,298	2,759	6,101	5,077
Loss from operations	(2,298)	(2,759)	(6,101)	(5,077)

Other income (expenses)
Other income	-	-	64	135
Interest income	220	40	399	67
(Loss) gain on marketable securities	(2,239)	1,798	(2,736)	459
Change in fair value of investment	(760)	(431)	(238)	(898)
Total other income (expenses)	(2,779)	1,407	(2,511)	(237)
Net loss	$(5,077)	$(1,352)	$(8,612)	$(5,314)
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	(1,100)	-	(4,109)	-
Net Loss Attributable to Common Shareholders	$(6,177)	$(1,352)	$(12,721)	$(5,314)

Net loss per share, basic and diluted
Basic and Diluted	$(1.18)	$(0.26)	$(2.42)	$(1.20)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	5,251,023	5,270,293	5,251,766	4,412,889

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended June 30, 2022

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Common Stock		Preferred Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2022	11,000	$11,000	11,000	$11,000	5,252,517	$-	4,659	$-	$262,624	-	$(264)	$(167,309)	$95,051
Redemption of Series O Redeemable Convertible Preferred Stock	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series P Redeemable Convertible Preferred Stock	-	-	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	-	-	-	-	-	-	-	(1,100)	-	-	-	(1,100)
Repurchase of treasury stock	-	-	-	-	-	-	-	-	-	242,902	(1,486)		(1,486)
Stock-based compensation	-	-	-	-	-	-	-	-	105	-	-	-	105
Fractional shares adjusted for reverse split	-	-	-	-	(5,665)	-	-	-	(26)	-	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,077)	(5,077)
Balance at June 30, 2022	-	$-	-	$-	5,246,852	$-	4,659	$-	$261,603	242,902	$(1,750)	$(172,386)	$87,467

For the Three Months Ended June 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2021	5,266,500	$-	5,559	$-	$265,201	-	$(264)	$(160,565)	$104,372
Stock-based compensation	-	-	-	-	63	-	-	-	63
Net loss	-	-	-	-	-	-	-	(1,352)	(1,352)
Balance at June 30, 2021	5,266,500	$-	5,559	$-	$265,264	-	$(264)	$(161,917)	$103,083

See accompanying notes to condensed consolidated financial statements.

For the Six Months Ended June 30, 2022

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Common Stock		Preferred Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	-	-	-	-	5,275,329	$-	4,659	$-	$265,633	-	$(264)	$(163,774)	$101,595
Issuance of Series O redeemable convertible preferred stock for cash	11,000	11,000			-	-	-	-	-	-	-	-	-
Issuance of Series P redeemable convertible preferred stock for cash			11,000	11,000	-	-	-	-	-	-	-	-	-
Cost on issuance of Series O and Series P Redeemable Convertible Preferred Stock	-	(1,504)	-	(1,505)	-	-	-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	1,504	-	1,505	-	-	-	-	(4,109)	-	-	-	(4,109)
Redemption of Series O Redeemable Convertible Preferred Stock	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series P Redeemable Convertible Preferred Stock	-	-	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-
Repurchase of treasury stock	-	-	-	-	-	-	-	-	-	242,902	(1,486)	-	(1,486)
Stock-based compensation	-	-	-	-	-	-	-	-	105	-	-	-	105
Cancellation of common stock related to investment in CBM	-	-	-	-	(22,812)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	-	-	-	-	(5,665)	-	-	-	(26)	-	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,612)	(8,612)
Balance at June 30, 2022	-	$-	-	$-	5,246,852	$-	4,659	$-	$261,603	242,902	$(1,750)	$(172,386)	$87,467

For the Six Months Ended June 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	2,054,096	$-	5,559	$-	$186,485	-	$(264)	$(156,603)	$29,618
Issuance of common stock and warrants (net of offering costs of $8,260)	3,170,935	-	-	-	77,989	-	-	-	77,989
Exercise of warrants	4,705	-	-	-	84	-	-	-	84
Issuance of common stock for research and development license acquired	36,764	-	-	-	531	-	-	-	531
Stock-based compensation	-	-	-	-	175	-	-	-	175
Net loss	-	-	-	-	-	-	-	(5,314)	(5,314)
Balance at June 30, 2021	5,266,500	$-	5,559	$-	$265,264	-	$(264)	$(161,917)	$103,083

See accompanying notes to condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(8,612)	$(5,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of short-term investment	1,646	898
Change in fair value of long-term investment	(1,408)	-
Research and development-acquired license, expensed	-	1,125
Stock-based compensation	105	175
Realized loss (gain) on marketable securities	568	(1,084)
Unrealized loss on marketable securities	2,299	1,395
Realized gain on sale of digital currencies	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	153	39
Accounts payable and accrued expenses	(239)	(248)
Accrued salaries and benefits	7	423
Interest receivable on convertible note	(399)	(67)
Deposits	8	-
Net cash used in operating activities	(5,872)	(2,658)

Cash flows from investing activities
Purchase of marketable securities	(27,460)	(86,497)
Sale of marketable securities	28,272	23,155
Proceeds from sale of digital currencies	93	-
Proceeds from promissory note receivable interest received	22	-
Funds to deposit accounts, net	-	(4,476)
Purchase of short-term and long-term investments	(14,605)	-
Purchase of research and development licenses	-	(594)
Purchase of short-term and long-term promissory notes	(1,600)	-
Purchase of convertible note	-	(2,000)
Net cash used in investing activities	(15,278)	(70,412)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of offering cost	-	77,989
Proceeds from issuance of Series O and Series P Redeemable Convertible Preferred Stock, net of discount and offering cost	17,891	-
Proceeds from exercise of warrants	-	84
Payment for fractional shares	(26)	-
Redemption of Series O and Series P Redeemable Convertible Preferred Stock	(22,000)	-
Purchase of treasury stock	(1,486)	-
Net cash (used in) provided by financing activities	(5,621)	78,073

Net (decrease) increase in cash and cash equivalents and restricted cash	(26,771)	5,003
Cash and cash equivalents, beginning of period	65,562	2,715

Cash and cash equivalents, end of period	$38,791	$7,718

Non-cash investing and financing activities
Transfer from short-term investment to marketable securities	$1,482	$-
Reclassify from convertible note receivable to notes receivable at fair value	$2,147	$-
Promissory convertible note receivable conversion into common shares	$1,508	$-

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

Reverse Stock Split

On June 7, 2022, the Company effected a seventeen-for-one (17-for-1) reverse stock split of its class of common stock (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 20, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on June 2, 2022 (the “Certificate of Amendment”). The Reverse Stock Split was effective on June 7, 2022 (the “Effective Date”). All references to common stock, convertible preferred stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $26 thousand.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2022, condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 28, 2022.

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

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2022 and 2021, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized (loss) gain	$(344)	$661	$(568)	$1,084
Unrealized (loss) gain	(1,967)	653	(2,299)	(1,395)
Dividend income	72	484	131	770
	$(2,239)	$1,798	$(2,736)	$459

Note 5. Short-term investments

The following table presents the Company’s short-term investments at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Investment in Hoth Therapeutics, Inc.	15	770
Investment in DatChat, Inc.	-	1,084
Investment in Vicinity Motor Corp.	89	419
Total	104	2,273

The change in the fair value of the short-term investments for the six months ended June 30, 2022 is summarized as follows: ($ in thousands):

Beginning balance	$2,273
Transfer to marketable securities	(1,481)
Change in fair value of investment	(1,646)
Realized gain recognized through sale of marketable securities	958
Ending balance	$104

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Hoth Therapeutics, Inc.

On March 11, 2022, 1,130,701 shares of Hoth common stock were transferred to marketable securities account and were sold for net proceeds of approximately $0.9 million.

The following summarizes the Company investment in Hoth as of June 30, 2022 and December 31, 2021:

Security Name	Shares Owned as of June 30, 2022	Fair value per Share as of June 30, 2022	Fair value as of June 30, 2022 (in thousands)
HOTH	35,714	$0.42	$15

Security Name	Shares Owned as of December 31, 2021	Fair value per Share as of December 31, 2021	Fair value as of December 31, 2021 (in thousands)
HOTH	1,166,415	$0.66	$770

Investment in DatChat, Inc.

On February 14, 2022, 357,916 shares (valued at $2.21 per share) of DatChat common stock were transferred to marketable securities account and were sold for net proceeds of approximately $0.8 million.

Investment in Vicinity Motor Corp.

On October 25, 2021, the Company entered into a warrant agreement with Vicinity Motor Corp. (“Vicinity”) that entitles the Company to purchase up to 246,399 shares of Vicinity common stock at $5.10 per share. The warrant expires on October 25, 2024. The fair value was determined using a Black-Scholes simulation. The Company recorded the fair value of the Vicinity warrant of approximately $89,000 and $0.4 million in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively, reflecting the benefit received as part of its purchase of Vicinity common shares through its brokerage account. The initial investment in Vicinity was measured at approximately $0.6 million. Gains or losses associated with changes in the fair value of investments in Vicinity warrants are recognized as Change in fair value of investment on the consolidated statements of operations. During the six months ended June 30, 2022, the Company recorded approximately $0.3 million of change in fair value of investment for this investment.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Option term (in years)	2.3	2.8
Volatility	97.47%	95.52%
Risk-free interest rate	3.08%	0.97%
Expected dividends	0.00%	0.00%
Stock price	$1.37	$3.50

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

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For equity investments that are accounted for using the measurement alternative, the Company initially records equity investments at cost but is required to adjust the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

The following table presents the Company’s other investments at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Investment in Kerna Health Inc	$4,940	$3,800
Investment in Kaya Holding Corp	2,340	1,665
Investment in Tevva Motors	3,364	2,000
Investment in ASP Isotopes	1,000	1,000
Investment in AerocarveUS Corporation	1,000	1,000
Investment in Qxpress	1,000	-
Investment in Masterclass	170	-
Investment in Kraken	486	-
Investment in Epic Games	3,500	-
Investment in Tesspay	1,250	-
Investment in SpaceX	3,500	-
Investment in Databricks	1,200	-
Investment in Discord	476	-
Investment in Thrasio	300	-
Investment in Automation Anywhere	476	-
Investment in Anduril	476	-
Total	$25,478	$9,465

The change in the value of the long-term investments for the six months ended June 30, 2022 is summarized as follows: ($ in thousands):

Beginning balance	$9,465
Purchase of investments	14,605
Change in fair value of long-term investments	1,408
Ending balance	$25,478

Investment in Kerna Health Inc

In May 2022, the Company purchased additional 400,000 shares of common stock of Kerna Health Inc, (“Kerna”) for approximately $1.1 million. The investment in Kerna was valued at $4.9 million as of June 30, 2022.

Investment in Kaya Holding Corp

On March 2, 2022, the Company purchased additional 3,375,000 shares of common stock of Kaya Holding Corp., (“Kaya”) for approximately $0.6 million. The Company recorded approximate $34,000 in unrealized gain on this investment during the six months ended June 30, 2022. The investment in Kaya was valued at approximately $2.3 million as of June 30, 2022.

Investment in Tevva Motors

Tevva Motors (“Tevva”), a private company, raised capital during the first quarter of 2022, increasing its share price value to $58.0 per share. Therefore, the Company recorded a $1.4 million unrealized gain on this investment during the six months ended June 30, 2022. The investment in Tevva was valued at approximately $3.4 million as of June 30, 2022.

Investment in ASP Isotopes

The investment in ASP Isotopes Inc. was valued at $1.0 million as of June 30, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in AerocarveUS Corporation

The investment in AerocarveUS Corporation was valued at $1.0 million as of June 30, 2022.

Investment in Qxpress

On January 27, 2022, the Company entered into a securities purchase agreement (the “Qxpress Securities Purchase Agreement”) with Qxpress. Under the Qxpress Securities Purchase Agreement, the Company agreed to purchase 46,780 shares of common stock of Qxpress for $1.0 million. The investment in Qxpress was valued at $1.0 million as of June 30, 2022.

Investment in Masterclass

In March of 2022, the Company entered into a securities purchase agreement (the “Masterclass Securities Purchase Agreement”) with Masterclass. Under the Masterclass Securities Purchase Agreement, the Company agreed to purchase 4,841 shares of common stock of Masterclass for approximately $0.2 million. The investment in Masterclass was valued at approximately $0.2 million as of June 30, 2022.

Investment in Kraken

In March of 2022, the Company entered into a securities purchase agreement (the “Kraken Securities Purchase Agreement”) with Kraken. Under the Kraken Securities Purchase Agreement, the Company agreed to purchase a total of 8,409 shares of common stock of Kraken for approximately $0.5 million. The investment in Kraken was valued at approximately $0.5 million as of June 30, 2022.

Investment in Epic Games

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Epic Games. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. In April 2022, the Company invested an additional $2M for the purchase of additional shares of common stock of Epic Games. The investment in Epic Games was valued at $3.5 million as of June 30, 2022.

Investment in Tesspay

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO. Tesspay, a private company, raised capital during the first quarter of 2022, increasing its share price value to $0.25 per share. Therefore, the Company recorded $10,000 in unrealized gain on this investment during the six months ended June 30, 2022. The investment in Tesspay was valued at approximately $1.3 million as of June 30, 2022.

Investment in SpaceX

On March 30, 2022, the Company entered into a securities purchase agreement (the “SpaceX Securities Purchase Agreement”) with SpaceX, under which the company agreed to purchase shares of common stock of SpaceX for $1.5M. In April 2022, the Company invested an additional $2M for the purchase of additional shares of common stock of SpaceX. The investment in SpaceX was valued at $3.5 million as of June 30, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Databricks

On March 25, 2022, the Company entered into a securities purchase agreement (the “Databricks Securities Purchase Agreement”) with Databricks. Under the Databricks Securities Purchase Agreement, the Company agreed to purchase an aggregate of 3,830 shares of common stock of Databricks for a total $1.2 million. The investment in Databricks was valued at $1.2 million as of June 30, 2022.

Investment in Discord, Inc.

In May 2022, the Company entered into a securities purchase agreement (the “Discord Securities Purchase Agreement”) with privately-held company Discord, Inc., a social communications platform provider that is particularly popular with gamers, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Discord Securities Purchase Agreement, the Company agreed to purchase a total of 618 shares of common stock of Discord for approximately $0.5 million. The investment in Discord was valued at $0.5 million as of June 30, 2022.

Investment in Thrasio, LLC

In April 2022, the Company entered into a securities purchase agreement (the “Thrasio Securities Purchase Agreement”) with privately-held company Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Thrasio Securities Purchase Agreement, the Company agreed to purchase a total of 20,000 shares of common stock of Thrasio for $0.3 million. The investment in Thrasio was valued at $0.3 million as of June 30, 2022.

Investment in Automation Anywhere, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Automation Anywhere Securities Purchase Agreement”) with privately-held company Automation Anywhere, Inc., a provider of business automation solutions, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Automation Anywhere Securities Purchase Agreement, the Company agreed to purchase a total of 18,490 shares of common stock of Automation Anywhere for approximately $0.5 million. The investment in Automation Anywhere was valued at $0.5 million as of June 30, 2022.

Investment in Anduril Industries, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Anduril Securities Purchase Agreement”) with privately-held company Anduril Industries, Inc., a defense products company, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Anduril Securities Purchase Agreement, the Company agreed to purchase a total of 14,880 shares of common stock of Anduril for approximately $0.5 million. The investment in Anduril was valued at $0.5 million as of June 30, 2022.

Note 7. Notes Receivable

The following table presents the Company’s notes receivable at June 30, 2022 ($ in thousands):

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Shor-term convertible notes receivable
Convergent Investment	01/29/2023	8%	$2,000	$227	$2,227
Nano Innovations Inc Investment	12/26/2022	10%	$750	$38	$787

Short-term notes receivable
Mr. Jeffrey Cooper Investment	03/11/2023	8%	$2,780	$158	$2,038
Raefan Industries LLC Investment	12/06/2022	8%	$1,950	$88	$2,938
Kaya Now Investment	2/1/2023	8%	$500	$10	$510
Total					$8,500

Long-term notes receivable
American Innovative Robotics Investment	04/01/2027	8%	$1,100	$-	$1,100

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convergent Investment

The Company recorded an interest income receivable of approximately $0.2 million on the Convergent Convertible Note as of June 30, 2022.

Mr. Jeffrey Cooper Investment

Raefan Group LLC promissory note was satisfied and replaced with a personal note issued to Mr. Jeffrey Cooper, of Raefan Industries. The Company recorded an interest income receivable of approximately $0.2 million on the Mr. Jeffrey Cooper Promissory Note as of June 30, 2022.

Raefan Industries LLC Investment

The Company recorded an interest income receivable of approximately $88,000 on the Raefan Industries Promissory Note as of June 30, 2022.

Slinger Bag Inc Investment

The Company recorded an interest income receivable of approximately $63,000 on the Slinger Bag Convertible Note as of June 17, 2022. On June 17, 2022, the Company received 558,659 shares of common stock of Connexa Sports Technologies Inc (also known as Slinger Bag) as a result of conversion of principal and accrued interest on the Slinger Bag Convertible Note. All the 558,659 shares of common stock of Connexa Sports received were transferred to marketable securities account.

Kaya Now Investment

On April 5, 2022, the Company purchased an 8% promissory note (“Kaya Now Promissory Note”) issued by Kaya Now Inc (“Kaya Now”) in the principal amount of $0.5 million pursuant to a Note Purchase Agreement with Kaya Now. The Company paid a purchase price for the Kaya Now Promissory Note of $0.5 million. The Company will receive interest on the Kaya Now Promissory Note at the rate of 8% per annum payable upon conversion or maturity of the Kaya Now Promissory Note. The Kaya Now Promissory Note shall mature on February 1, 2023.

The Company recorded an interest income receivable of approximately $0.1 million on the Kaya Now Promissory Note as of June 30, 2022.

American Innovative Robotics Investment

On April 1, 2022, the Company purchased an 8% promissory note (“Robotics Promissory Note”) issued by American Innovative Robotics, LLC (“Robotics”) in the principal amount of $1.1 million pursuant to a Note Purchase Agreement with Robotics. The Company paid a purchase price for the Robotics Promissory Note of $1.1 million. The Company will receive interest on the Robotics Promissory Note at the rate of 8% per annum payable every three months starting from July 1, 2022. The Robotics Promissory Note shall mature on April 1, 2027.

The Company recorded an interest income receivable of approximately $20,000 on the Robotics Promissory Note as of June 30, 2022.

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

AIKIDO PHARMA INC.

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

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021 ($ in thousands):

	Fair value measured at June 30, 2022
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$9,779	$9,779	$-	$-
Total marketable securities	$9,779	$9,779	$-	$-
Short-term investment	$104	$15	$-	$89
Short-term notes receivable at fair value	$8,500	$-	$-	$8,500
Long-term notes receivable at fair value	$1,100	$-	$-	$1,100

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$11,427	$11,427	$-	$-
Total marketable securities	$11,427	$11,427	$-	$-
Short-term investment	$2,273	$1,854	$-	$419
Notes receivable at fair value	$6,984	$-	$-	$6,984
Convertible note receivable	$2,147	$-	$-	$2,147

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Measurement

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Short-term notes receivable at fair value at December 31, 2021	$6,984
Accrued interest receivable	377
Reclassify from convertible note receivable to notes receivable at fair value	2,147
Purchase of notes receivable	500
Change in fair value of note receivable	280
Conversion of note receivable to marketable securities	(1,788)
Short-term notes receivable at fair value at June 30, 2022	$8,500

Long-term notes receivable at fair value at December 31, 2021	$-
Purchase of notes receivable	1,100
Long-term notes receivable at fair value at June 30, 2022	$1,100
Short-term investment at December 31, 2021	$419
Change in fair value of investment	(330)
Short-term investment at June 30, 2022	$89

Long term and Short-term Note Receivable and Convertible Notes Receivable

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

Convergent Investment

As of June 30, 2022, the fair value of the Convergent Convertible Note was measured at $2.2 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the six months ended June 30, 2022.

Mr. Jeffrey Cooper Investment

As of June 30, 2022, the fair value of the Mr. Jeffrey Cooper Promissory Note was measured at approximately $2.9 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the six months ended June 30, 2022.

Raefan Industries LLC Investment

As of June 30, 2022, the fair value of the Raefan Industries Promissory Note was measured at approximately $2.0 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the six months ended June 30, 2022.

Nano Innovations Inc Investment

As of June 30, 2022, the fair value of the Nano Convertible Note was measured at approximately $0.8 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the six months ended June 30, 2022.

The Company believes that the fair value of the warrant of Nano is immaterial.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Kaya Now Investment

As of June 30, 2022, the fair value of the Kaya Now Promissory Note was measured at $0.5 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the six months ended June 30, 2022.

The Company believes that the fair value of the warrant of Kaya Now is immaterial.

American Innovative Robotics Investment

As of June 30, 2022, the fair value of the Slinger Bag Convertible Note was measured at $1.1 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the six months ended June 30, 2022.

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2022 and 2021 are as follows:

	As of June 30,
	2022	2021
Convertible preferred stock	34	40
Warrants to purchase common stock	444,796	341,268
Options to purchase common stock	27,980	25,255
Total	472,810	366,563

Note 10. Redeemable Convertible Preferred Stock

Series O and Series P Redeemable Convertible Preferred Stock

On February 24, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in concurrent registered direct offerings (the “Offerings”), (i) 11,000 shares of the Company’s Series O Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Series O Preferred Stock”), and (ii) 11,000 shares of the Company’s Series P Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Series P Preferred Stock” and together with the Series O Preferred Stock, the “Preferred Stock”), in each case, at an offering price of $952.38 per share, representing a 5% original issue discount to the stated value of $1,000 per share of Preferred Stock, for gross proceeds of each Offering of $10,476,180, or approximately $21.0 million in the aggregate for the Offerings, before the deduction of the placement agent’s fee and offering expenses. The shares of Series O Preferred Stock will have a stated value of $1,000 per share and will be convertible, at a conversion price of $1.00 per share, into 11,000,000 shares of common stock (subject in certain circumstances to adjustments). The shares of Series P Preferred Stock will have a stated value of $1,000 per share and will be convertible, at a conversion price of $1.00 per share, into 11,000,000 shares of common stock (subject in certain circumstances to adjustments). The Series O Preferred Stock and the Series P Preferred Stock are being offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-238172) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the Offerings occurred on March 2, 2022. In connection with this transaction, the Company received net proceeds of $21.0 million, which was deposited in an escrow account.

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

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the second quarter of 2022, the Company redeemed for cash at a price equal to 105% of the $1,000 stated value per share all of its 11,000 outstanding shares of Series O Preferred Stock and its 11,000 Series P Preferred Stock. The total redemption amount was $23.1 million. As a result, all shares of the Series O Preferred Stock and Series P Preferred Stock have been retired and are no longer outstanding.

During the six months ended June 30, 2022, the Company recognized approximately $3.0 in deemed dividends related to the Preferred Stock in the condensed consolidated statements of operations and the condensed consolidated statements of changes in redeemable preferred stock and stockholders’ equity.

Note 11. Stockholders’ Equity

Common Stock

One June 5, 2020, CBM Biopharma, Inc. (“CBM”) approved a distribution to its stockholders of 1,939,058 the Company’s common shares. The Company, as one of CBM’s shareholder, received 387,812 shares of its common stock. The Company cancelled 387,812 shares received on January 1, 2022.

Treasury Stock

On January 21, 2022, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company authorized the Repurchase Program in an amount of up to three million dollars. During the second quarter of 2022, the Company repurchased 242,902 shares at a cost of approximately $1.5 million or $6.12 per share through marketable securities account under the Share Buyback Program. The Company records treasury stock using the cost method.

Warrants

A summary of warrant activity for the six months ended June 30, 2022 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	341,268	$31.68	-	3.87
Issued	103,528	21.25	-	4.90
Outstanding as of June 30, 2022	444,796	$29.25	-	3.95

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

A summary of stock option activity for the six months ended June 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	28,196	$32.24	$230,258	8.2
Employee options granted	170,525	0.35	902,077	9.8
Outstanding as of June 30, 2022	198,721	$32.24	$1,017,002	9.5
Options vested and exercisable	27,980	$32.46	$114,925	7.8

Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million for the three months ended June 30, 2022 and 2021. Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.8 million.

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

Note 13. Subsequent Events

As of August 1, 2022 Anthony Hayes divested all shares of common stock that he owed in Revere Securities LLC.

On July 22, 2022, Carlos Aldavero entered into an employment agreement with the Company (the “Employment Agreement”). The Employment Agreement provides for payment of an annual base salary of $450,000.00 to Mr. Aldavero, to be paid in equal semi-monthly or bi-weekly installments, a cash signing bonus of $213,000.00, and an annual cash bonus in an amount determined by the Board in its discretion if the Company meets or exceeds criteria adopted by the Board.

On July 21, 2022, the Company and Kaya Now Inc. executed an amendment of the Kaya Now Promissory Note (“Amendment”) such that the Kaya Now Promissory Note shall mature on February 1, 2023. In consideration of the Amendment, Kaya Now has agreed to issue to the Company 1,000,000 additional shares at 20 cents per share of Kaya Now’s common stock. Under the amendment, interest on the Note during the extended term shall be paid on October 1, 2022 and January 1, 2023 at the rate of 8% per annum.

On August 10, 2022 we agreed to extend the term of our employment agreement with our chief executive officer, Anthony Hayes, for an additional five years, renewable thereafter for one year increments on 6 months notice.

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

The Company previously focused its efforts on owning, developing, acquiring and monetizing intellectual property assets. Since May 2016, the Company has received limited funds from its intellectual property monetization. In addition to its patent monetization efforts, since the fourth quarter of 2017, the Company has been transitioning to focus its efforts as a technology and biotechnology development company. These efforts have focused mainly on biotechnology research and development.

Outside of the biotechnology space, the Company has put capital into a series of small investments in private companies that are expected to go public in next 24 months. These investments include, but are not limited to, an investment in Tevva Motors, an electric truck producer, a space with recent Rivian Automotive (NASDAQ: RIVN) IPO. Additionally, the Company has invested in Kerna Health, a growing tele-health business with recurring revenue and large contract backlog, as well an investment in Kaya Holding Corp., a holding company with a portfolio of wholly-owned subsidiaries focused on emerging technologies and social networking for cannabis enthusiasts. The Company’s investments now also include interests in privately-held companies Discord, Inc., a social communications platform provider that is particularly popular with gamers; Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands; Automation Anywhere, Inc. a provider of business automation solutions, and Anduril Industries, Inc., a defense products company.

As a result of the Company’s biotechnology research development and associated investments and acquisitions, our business portfolio now focuses on the treatment of three different cancers, including pancreatic cancer, AML and ALL. DHA-dFdC, our pancreatic drug candidate developed at the University of Texas at Austin (“UTA”), is a new compound that we hope will become the next generation of chemotherapy treatment for advanced pancreatic cancer. DHA-dFdC is designed to overcome tumor cell resistance to current chemotherapeutic drugs and is well tolerated in preclinical toxicity tests. Preliminary studies have also indicated that DHA-dFdC inhibits pancreatic cancer cell growth in culture (up to 100,000-fold more potent that gemcitabine, a current standard therapy), has documented efficacy against pancreatic tumors in a clinically relevant transgenic mouse model and has demonstrated activities against other cancers, including leukemia, lung and melanoma. Ultimately, we plan to develop DHA-dFdC for oral and intravenous administration in a solid lipid nanoparticle carrier matrix, which has also been licensed from UTA, and is intended to be a second-line treatment for advanced pancreatic cancer. The Company has entered into an agreement with Parimer Scientific, which is working with other third parties, to assist in researching, developing and optimizing the manufacturing process of the active ingredient, formulating the dosage formulation and performing drug stability tests. The Company’s license with UTA (the “License”) is a royalty-bearing exclusive license that, unless terminated earlier, continues until the last date of expiration or termination of the patent rights granted under the License (the “Patent Rights”). With regard to DHA-dFdC, the Patent Rights include two issued U.S. Patents, several filed U.S. patent applications and an application filed under the Patent Cooperation Treaty (“PCT”) that is currently being prosecuted to secure rights in foreign countries. So far, two patents have issued, U.S. Patent No. 10,463,684 (the “684 Patent”) and U.S. Patent No. 11,219,633 (the “633 Patent”), which contain claims covering the compound DHA-dFdC. Assuming all maintenance fees are timely paid, the 684 Patent is expected to expire on October 27, 2035 and the 633 Patent is expected to expire on May 28, 2035. The Company’s license with UTA also covers a U.S. provisional patent application relating to the solid lipid nanoparticle carrier matrix for the drug, which was filed on June 6, 2019. In June of 2020, at the request of the Company, UTA filed both a U.S. non-provisional utility patent application as well as a PCT application relating to the lipid nanoparticle carrier matrix claiming the June 6, 2019 priority date of the provisional application. The PCT application has now entered the national phase in Europe, China and India. Patent prosecution on all pending patent applications is currently underway. The Company is currently engaged in research and development activities related to the manufacture of DHA-dFdC, which have thus far confirmed the critical chemical steps required for the manufacturing and scalability of the process. In collaboration with our contract manufacturing organization, Parimer Scientific, we are currently optimizing the manufacturing procedure for DHA-dFdC. Our manufacturing activities were initially delayed several months due to COVID-19 because Parimer was recruited by the U.S. and South Carolina governments to manufacture hand sanitizer for use in hospitals. For that reason, our manufacturing activities did not begin in earnest until the beginning of the third quarter of 2020. Once manufacturing began, shipping delays due to the pandemic further slowed progress. Further delay resulted from the inherent difficulty in producing scalable quantities of the key intermediate compound in the process. Despite these delays, we now have successfully replicated the synthesis as reported in the literature, have developed a new procedure for the production of the key intermediate on a large scale, and are currently optimizing the procedure to ensure that incorporation of our new procedure into the overall manufacturing process will result in levels of DHA-dFdC on an acceptably large scale. In tandem, the Company will also develop the solid lipid nanoparticle delivery system containing DHA-dFdC to optimize the manufacturing process for size and consistency of the particles. We plan to then develop the drug formulation for oral and intravenous delivery via the solid lipid nanoparticles for use in future animal testing. We do not currently have FDA approval, which will eventually be required to begin administering DHA-dFdC to patients as part of any clinical trials. Animal studies will be a necessary prerequisite to filing an Investigational New Drug Application (“IND”) with the FDA. Depending upon the success of the animal studies, the Company’s development activities will also include preparing the IND for submission to the FDA. The Company’s formulation is a new chemotherapy oral dosage form “repurposing” the chemotherapeutic agent gemcitabine, which we believe enables it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake certain time consuming and expensive safety studies. Proceeding under this regulatory pathway, we hope to be able to rely upon all of the publicly available safety and toxicology data with respect to gemcitabine in our FDA submissions. We believe that this path will dramatically reduce the required clinical development efforts, costs and risks as compared to what would be required of us if we were required to conduct the entire scope of trials required for new chemical entities that are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, the clinical development process may be several years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen-month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an IND or an NDA to the FDA. Our AML and ALL compounds, developed at Wake Forest University, are targeted therapeutics designed to overcome multiple resistance mechanisms observed with the current standard of care. In addition, we are constantly seeking to grow our pipeline to treat unmet medical needs in oncology.

In addition, the Company owns an exclusive world-wide license to patented technology from the University of Maryland Baltimore (“UMB”). Our license is for a broad-spectrum antiviral drug platform. The licensed technology is a broadly acting pan-viral inhibitory compound with efficacy against multiple viral pathogens. The technology works to inhibit replication of multiple viruses including Influenza virus, SARS-CoV (coronavirus), MERS-CoV, Ebolavirus and Marburg virus. The technology is covered by two patent applications already on file with the United States Patent and Trademark Office. The Company’s license covers two U.S. provisional applications, which were consolidated and timely filed as a PCT application on June 5, 2020, commencing patent prosecution. Any patents issued from this application are expected to expire 20 years later, on June 5, 2040, unless the term is extended by the patent office. The PCT application describing the technology to which the Company is licensed was published on December 12, 2020 by the World Intellectual Property Organization under International Publication Number WO 2020/247860 A1. The PCT application has now entered the national phase in the USPTO (U.S. Application Serial No. 17/616,586) and is currently under active prosecution. The Company’s license has been amended to cover a second PCT application, which was published on June 9, 2022 by the World Intellectual Property Organization under International Publication Number WO 2022/120207 A1. Currently, the Company and UMB are collaborating to identify chemical structures that are as effective as, or more effective than, the lead compounds covered in the PCT application. The UMB inventors are Drs. Matthew Frieman, Alexander MacKerell and Stuart Watson. The Company has also executed a Sponsored Research Agreement with UMB to support the development of the technology.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2021 and there have been no material changes to such policy or estimates during the six months ended June 30, 2022.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have material impact in our results of operations or financial condition.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

During the three months ended June 30, 2022, we incurred a loss from operations of approximately $2.3 million, as compared to $2.8 million during the comparable prior year period. The decrease in loss was primarily attributed to $81,000 decrease in in general and administrative expenses, $0.3 million decrease research and development expense, and $91,000 decrease in research and development expense related to development of our license technology.

During the three months ended June 30, 2022, other expense was approximately $2.8 million as compared to other income of approximately $1.4 million during the comparable prior year period. The increase in other expense was primarily attributed to a $0.3 million decrease in the change in fair value of investment and $4.0 million increase in loss on marketable securities.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

During the six months ended June 30, 2022, we incurred a loss from operations of approximately $6.1 million, as compared to $5.1 million during the comparable prior year period. The increase in loss was primarily attributed to $0.5 million increase in in general and administrative expenses and $1.7 million increase research and development expense, and was partially offset by $1.1 million decrease in research and development expense related with license acquisition.

During the six months ended June 30, 2022, other expense was approximately $2.5 million as compared to other expense of approximately $0.2 million during the comparable prior year period. The increase in other expense was primarily attributed to a $3.2 million decrease in loss on marketable securities, and was partially offset by $0.7 million increase in the change in fair value of investment.

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

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation. Our working capital amounted to approximately $60.7 million at June 30, 2022. We will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

Cash Flows from Operating Activities - For the six months ended June 30, 2022 and 2021, net cash used in operations was approximately $5.9 million and $2.7 million, respectively. The cash used in operating activities for the three months ended June 30, 2022 primarily resulted from a net loss of $8.6 million and change in fair value of long-term investment of $1.4 million and is partially offset by change in fair value of short-term investment of $1.6 million and unrealized loss on marketable securities of $2.3 million. The cash used in operating activities for the six months ended June 30, 2021 primarily resulted from a net loss of $5.3 million and $1.1 million realized gain on marketable securities, and partially offset by $1.4 million unrealized loss on marketable securities and $1.1 million research and development expense related with license acquired.

Cash Flows from Investing Activities - For the six months ended June 30, 2022 and 2021, net cash used in investing activities was approximately $15.3 million and $70.4 million, respectively. The cash used in investing activities for the six months ended June 30, 2022 primarily resulted from our purchase of marketable securities of $27.5 million, purchase of promissory notes of $1.6 million and purchase of investments of $14.6 million, partially offset by our sale of marketable securities of $28.3 million since we invest excess cash into marketable securities until additional cash is needed. The cash used in investing activities for the six months ended June 30, 2021 primarily resulted from our purchase of marketable securities of $86.5 million, funds to deposit accounts of $4.5 million (net of fee) and purchase of convertible note of $2.0 million, partially offset by our sale of marketable securities of $23.2 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities - Cash used in financing activities for the six months ended June 30, 2022 was $15.3 million, which reflects the cost for redemption of Series O and Series P Redeemable Convertible Preferred Stock of $23.1 million and cost for purchase of treasury stock of $1.5 million, partially offset by net proceeds of $19.0 million from investors in exchange of issuance of issuance of Series O and Series P Redeemable Convertible Preferred Stock. Cash provided by financing activities for the six months ended June 30, 2021 was $78.1 million, which reflects the net proceeds of $78.0 million from investors in exchange of issuance of common stock and warrants and net proceeds of $84,000 from the exercise of common warrants.

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

With respect to the quarter ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. The Company is working to change internal controls to address material weaknesses and adding additional employees as part of a plan to discuss with FINRA.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

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

Aikido Pharma Inc.
(Registrant)

Date: August 12, 2022	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)