Form 10-Q
period 2022-09-30
AIkido Pharma Inc.
filed 2022-11-10
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 5,485,096 shares of the Company’s common stock issued and outstanding.

AIKIDO PHARMA INC.

Form 10-Q

For the Quarter Ended September 30, 2022

Index

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

Part II. Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Signatures		33

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIKIDO PHARMA INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,496	$65,562
Marketable securities	8,032	11,427
Prepaid expenses and other assets	693	442
Short-term investments at fair value	33	2,273
Notes receivable at fair value	8,645	6,984
Deposits	4,193	4,201
Total current assets	56,092	90,889

Convertible note receivable at fair value	-	2,147
Notes receivable at fair value	1,100	-
Investments	26,089	9,465
Right-of-use assets	708
Security deposit	458	155
Total assets	$84,447	$102,656

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$518	$381
Accrued salaries and benefits	1,339	680
Lease liability - current	42	-
Total current liabilities	1,899	1,061

Lease liability	701	-
Total liabilities	2,600	1,061

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding at September 30, 2022 and December 31, 2021; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at September 30, 2022 and December 31, 2021; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,485,096 and 5,275,329 shares issued at September 30, 2022 and December 31, 2021, respectively; 5,140,114 and 5,275,329 shares outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	262,973	265,633
Treasury stock, at cost, 344,982 and 0 shares at September 30, 2022 and December 31, 2021, respectively	(2,501)	(264)
Accumulated deficit	(178,625)	(163,774)
Total stockholders’ equity	81,847	101,595
Total liabilities and stockholders’ equity	$84,447	$102,656

See accompanying notes to unaudited condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs and expenses
General and administrative	$4,515	$1,676	$8,564	$5,231
Research and development	61	100	2,113	497
Research and development - license acquired	525	3	525	1,128
Total operating expenses	5,101	1,779	11,202	6,856
Loss from operations	(5,101)	(1,779)	(11,202)	(6,856)

Other (expenses) income
Other income	-	-	64	135
Interest income	187	40	586	107
Loss on marketable securities	(1,654)	(3,033)	(4,390)	(2,574)
Change in fair value of investments	329	4,725	91	3,827
Total other (expenses) income	(1,138)	1,732	(3,649)	1,495
Net loss	$(6,239)	$(47)	$(14,851)	$(5,361)
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	-	(4,109)	-
Net Loss Attributable to Common Shareholders	$(6,239)	$(47)	$(18,960)	$(5,361)

Net loss per share, basic and diluted
Basic and Diluted	$(1.17)	$(0.01)	$(3.59)	$(1.14)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	5,344,989	5,272,446	5,283,182	4,702,556

See accompanying notes to unaudited condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended September 30, 2022

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Common Stock		Preferred Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2022	-	$-	-	$-	5,246,852	$-	4,659	$-	$261,603	242,902	$(1,750)	$(172,386)	$87,467
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	102,080	(751)		(751)
Stock-based compensation	-	-	-	-	238,244	-	-	-	1,370	-	-	-	1,370
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,239)	(6,239)
Balance at September 30, 2022	-	$-	-	$-	5,485,096	$-	4,659	$-	$262,973	344,982	$(2,501)	$(178,625)	$81,847

For the Three Months Ended September 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2021	5,266,500	$-	5,559	$-	$265,264	-	$(264)	$(161,917)	$103,083
Stock-based compensation	8,823	-	-	-	139	-	-	-	139
Net loss	-	-	-	-	-	-	-	(47)	(47)
Balance at September 30, 2021	5,275,323	$-	5,559	$-	$265,403	-	$(264)	$(161,964)	$103,175

See accompanying notes to unaudited condensed consolidated financial statements.

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Nine Months Ended September 30, 2022

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Common Stock		Preferred Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	-	$-	-	$-	5,275,329	$-	4,659	$-	$265,633	-	$(264)	$(163,774)	$101,595
Issuance of Series O redeemable convertible preferred stock for cash	11,000	11,000			-	-	-	-	-	-	-	-	-
Issuance of Series P redeemable convertible preferred stock for cash			11,000	11,000	-	-	-	-	-	-	-	-	-
Cost on issuance of Series O and Series P Redeemable Convertible Preferred Stock	-	(1,504)	-	(1,505)	-	-	-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	1,504	-	1,505	-	-	-	-	(4,109)	-	-	-	(4,109)
Redemption of Series O Redeemable Convertible Preferred Stock	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series P Redeemable Convertible Preferred Stock	-	-	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	344,982	(2,237)	-	(2,237)
Stock-based compensation	-	-	-	-	238,244	-	-	-	1,475	-	-	-	1,475
Cancellation of common stock related to investment in CBM	-	-	-	-	(22,812)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	-	-	-	-	(5,665)	-	-	-	(26)	-	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(14,851)	(14,851)
Balance at September 30, 2022	-	$-	-	$-	5,485,096	$-	4,659	$-	$262,973	344,982	$(2,501)	$(178,625)	$81,847

AIKIDO PHARMA INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Nine Months Ended September 30, 2021

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	2,054,096	$-	5,559	$-	$186,485	-	$(264)	$(156,603)	$29,618
Issuance of common stock and warrants (net of offering costs of $8,260)	3,170,935	-	-	-	77,989	-	-	-	77,989
Exercise of warrants	4,705	-	-	-	84	-	-	-	84
Issuance of common stock for research and development license acquired	36,764	-	-	-	531	-	-	-	531
Stock-based compensation	8,823	-	-	-	314	-	-	-	314
Net loss	-	-	-	-	-	-	-	(5,361)	(5,361)
Balance at September 30, 2021	5,275,323	$-	5,559	$-	$265,403	-	$(264)	$(161,964)	$103,175

See accompanying notes to unaudited condensed consolidated financial statements.

 AIKIDO PHARMA INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(14,851)	$(5,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	23
Change in fair value of short-term investment	1,517	(3,827)
Change in fair value of long-term investment	(1,608)	-
Research and development-acquired license, expensed	525	1,128
Stock-based compensation	1,475	314
Realized loss (gain) on marketable securities	712	(501)
Unrealized loss on marketable securities	3,889	4,296
Realized gain on sale of digital currencies	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(344)	(429)
Accounts payable and accrued expenses	137	5
Accrued salaries and benefits	659	(73)
Lease liabilities	12
Interest receivable on convertible note	(586)	(107)
Deposits	(295)	-
Net cash used in operating activities	(8,735)	(4,555)

Cash flows from investing activities
Purchase of marketable securities	(27,479)	(90,541)
Sale of marketable securities	28,503	30,439
Proceeds from sale of digital currencies	93	-
Proceeds from sale of DatChat common shares	-	900
Proceeds from promissory note receivable interest received	65	-
Funds to deposit accounts, net	-	(4,420)
Purchase of short-term and long-term investments	(15,016)	(4,066)
Purchase of research and development licenses	(525)	(597)
Purchase of short-term and long-term promissory notes	(1,600)	-
Purchase of convertible note	-	(2,000)
Net cash used in investing activities	(15,959)	(70,285)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of offering cost	-	77,989
Proceeds from issuance of Series O and Series P Redeemable Convertible Preferred Stock, net of discount and offering cost	17,891	-
Proceeds from exercise of warrants	-	84
Payment for fractional shares	(26)	-
Redemption of Series O and Series P Redeemable Convertible Preferred Stock	(22,000)	-
Purchase of treasury stock	(2,237)	-
Net cash (used in) provided by financing activities	(6,372)	78,073

Net (decrease) increase in cash and cash equivalents and restricted cash	(31,066)	3,233
Cash and cash equivalents, beginning of period	65,562	2,715

Cash and cash equivalents, end of period	$34,496	$5,948

Non-cash investing and financing activities
Transfer from short-term investment to marketable securities	$1,497	$-
Reclassify from convertible note receivable to notes receivable at fair value	$2,147	$-
Promissory convertible note receivable conversion into common shares	$899	$-
Unpaid investment	$-	$1,000

See accompanying notes to unaudited condensed consolidated financial statements.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

AIkido Pharma Inc. (the “Company”), formerly known as Spherix Incorporated, was initially formed in 1967. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. Over the past year, in an effort to enhance shareholder value, the Company has shifted its primary focus away from biotechnology to a new line of business in the fintech and financial services industries.  In furtherance of this new focus, in June of this year the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari”), with the purpose of making strategic acquisitions across the fintech and financial services industries.  Additionally, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary of the Company, has and will continue to explore other opportunities in high growth industries.  To date, Aikido Labs has acquired equity positions in Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass.  Please see Notes 6, 7 and 8 below for a further discussion of the Company’s investments. Finally, the Company will continue to foster and develop its historical pipeline of biotechnology assets consisting of patented technology from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia and acute lymphoblastic leukemia.  The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

On September 9, 2022, Dominari entered into a membership interest purchase agreement (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”) and broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”).   Pursuant to the terms of the FPS Purchase Agreement, Dominari will purchase from the Seller 100% of the membership interests in  of FPS (the “Membership Interests”) and, as a result thereof, will, thereafter, operate FPS’s registered broker-dealer business as a wholly owned subsidiary of the Company.  The FPS Purchase Agreement provides for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of  which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari paid to the Seller $2,000,000 in consideration for a transfer by the Seller to Dominari of 20% of the Membership Interests.   Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  Upon FINRA’s approval of the Rule 1017 Application, the second closing will occur (the “Second Closing”), at which Dominari will pay to the Seller an additional $1.00 in consideration for a transfer by the Seller to Dominari of the remaining 80% of the Membership Interests.  The Second Closing is subject to FINRA’s final approval under FINRA Rule 1017 as well as other customary closing conditions, including the accuracy of the representations and warranties of the applicable parties under the FPS Purchase Agreement and compliance therewith.  Additionally, on October 17, 2022, the Company entered into an Amended and Restated Services Agreement with Kyle Wool, pursuant to which he has agreed to serve as Dominari’s Chief Executive Officer, upon the termination of his existing relationship with another registered broker-dealer and lead the Company’s transition to a fintech and financial services company.

Reverse Stock Split

On June 7, 2022, the Company effected a seventeen-for-one (17-for-1) reverse stock split of its class of common stock (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 20, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on June 2, 2022. The Reverse Stock Split was effective on June 7, 2022. All references to common stock, convertible preferred stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $26 thousand.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While the Company continues to implement its business strategy, it intends to finance its activities through managing current cash on hand from the Company’s past equity offerings.

Based upon projected cash flow requirements, the Company has adequate cash to fund its operations for at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, AIkido Labs and Dominari. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2022, condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 28, 2022.

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

Significant Accounting Policies

Aside from the policies described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 28, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred. See Note 12 – Commitment and Contingencies.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s unaudited condensed consolidated financial statements.

Note 4. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2022 and 2021, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized (loss) gain	$(144)	$(583)	$(712)	$501
Unrealized loss	(1,589)	(2,901)	(3,889)	(4,296)
Dividend income	79	451	211	1,221
Total	$(1,654)	$(3,033)	$(4,390)	$(2,574)

Note 5. Short-term investments

The following table presents the Company’s short-term investments at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Investment in Hoth Therapeutics, Inc.	-	770
Investment in DatChat, Inc.	-	1,084
Investment in Vicinity Motor Corp.	33	419
Total	33	2,273

The change in the fair value of the short-term investments for the nine months ended September 30, 2022 is summarized as follows: ($ in thousands):

Beginning balance	$2,273
Transfer to marketable securities	(1,497)
Change in fair value of investment	(1,517)
Realized gain recognized through sale of marketable securities	774
Ending balance	$33

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Hoth Therapeutics, Inc.

On March 11, 2022, 1,130,701 shares of Hoth common stock were transferred to the marketable securities account and were sold for net proceeds of approximately $0.9 million.

On August 17, 2022, 35,714 shares of Hoth common stock were transferred to marketable securities account.

The following summarizes the Company investment in Hoth as of September 30, 2022 and December 31, 2021:

Security Name	Shares Owned as of September 30, 2022	Fair value per Share as of September 30, 2022	Fair value as of September 30, 2022 (in thousands)
HOTH	-	$-	$-

Security Name	Shares Owned as of December 31, 2021	Fair value per Share as of December 31, 2021	Fair value as of December 31, 2021 (in thousands)
HOTH	1,166,415	$0.66	$770

Investment in DatChat, Inc.

On February 14, 2022, 357,916 shares (valued at $2.21 per share) of DatChat common stock were transferred to the marketable securities account and were sold for net proceeds of approximately $0.8 million.

Investment in Vicinity Motor Corp.

On October 25, 2021, the Company entered into a warrant agreement with Vicinity Motor Corp. (“Vicinity”) that entitles the Company to purchase up to 246,399 shares of Vicinity common stock at $5.10 per share. The warrant expires on October 25, 2024. The fair value was determined using a Black-Scholes simulation. The Company recorded the fair value of the Vicinity warrant of approximately $33,000 and $0.4 million in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively, reflecting the benefit received as part of its purchase of Vicinity common shares through its brokerage account. The initial investment in Vicinity was measured at approximately $0.6 million. Gains or losses associated with changes in the fair value of investments in Vicinity warrants are recognized as Change in fair value of investment on the consolidated statements of operations. During the nine months ended September 30, 2022, the Company recorded approximately $0.4 million of change in fair value of investment for this investment.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Option term (in years)	2.1%	2.8
Volatility	88.25%	95.52%
Risk-free interest rate	4.22%	0.97%
Expected dividends	0.00%	0.00%
Stock price	$1.01	$3.50

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents the Company’s other investments at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Investment in Kerna Health Inc	$4,940	$3,800
Investment in Kaya Now	2,540	1,665
Investment in Tevva Motors	3,364	2,000
Investment in ASP Isotopes	1,300	1,000
Investment in AerocarveUS Corporation	1,000	1,000
Investment in Qxpress	1,000	-
Investment in Masterclass	170	-
Investment in Kraken	597	-
Investment in Epic Games	3,500	-
Investment in Tesspay	1,250	-
Investment in SpaceX	3,500	-
Investment in Databricks	1,200	-
Investment in Discord	476	-
Investment in Thrasio	300	-
Investment in Automation Anywhere	476	-
Investment in Anduril	476	-
Total	$26,089	$9,465

The change in the value of the long-term investments for the nine months ended September 30, 2022 is summarized as follows: ($ in thousands):

Beginning balance	$9,465
Purchase of investments	15,016
Change in fair value of long-term investments	1,608
Ending balance	$26,089

Investment in Kerna Health Inc

In May 2022, the Company purchased additional 400,000 shares of common stock of Kerna Health Inc, (“Kerna”) for approximately $1.1 million. The investment in Kerna was valued at $4.9 million as of September 30, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Kaya Now Inc (aka Kaya Holding Corp)

On March 2, 2022, the Company purchased additional 3,375,000 shares of common stock of Kaya Now Inc., aka Kaya Holding Corp., (“Kaya”) for approximately $0.6 million.

On July 21, 2022, in consideration for extending the maturity date of the Kaya Now Promissory Note (See Note 7 – Notes Receivable) to February 1, 2023, Kaya agreed to issue to the Company 1,000,000 shares at $0.2 per share of common stock.

The Company recorded approximate $0.2 million in unrealized gain on this investment during the nine months ended September 30, 2022. The investment in Kaya was valued at approximately $2.5 million as of September 30, 2022.

Investment in Tevva Motors

Tevva Motors (“Tevva”), a private company, raised capital during the first quarter of 2022, increasing its share price value to $58.0 per share. Therefore, the Company recorded a $1.4 million unrealized gain on this investment during the nine months ended September 30, 2022. The investment in Tevva was valued at approximately $3.4 million as of September 30, 2022.

Investment in ASP Isotopes

In August 2022, the Company purchased additional 100,000 shares of common stock of ASP Isotopes Inc. (“ASP”) for $0.3 million. The investment in ASP was valued at $1.3 million as of September 30, 2022.

Investment in AerocarveUS Corporation

The investment in AerocarveUS Corporation was valued at $1.0 million as of September 30, 2022.

Investment in Qxpress

On January 27, 2022, the Company entered into a securities purchase agreement (the “Qxpress Securities Purchase Agreement”) with Qxpress. Under the Qxpress Securities Purchase Agreement, the Company agreed to purchase 46,780 shares of common stock of Qxpress for $1.0 million. The investment in Qxpress was valued at $1.0 million as of September 30, 2022.

Investment in Masterclass

In March of 2022, the Company entered into a securities purchase agreement (the “Masterclass Securities Purchase Agreement”) with Masterclass. Under the Masterclass Securities Purchase Agreement, the Company agreed to purchase 4,841 shares of common stock of Masterclass for approximately $0.2 million. The investment in Masterclass was valued at approximately $0.2 million as of September 30, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Kraken

In March of 2022, the Company entered into a securities purchase agreement (the “Kraken Securities Purchase Agreement”) with Kraken. Under the Kraken Securities Purchase Agreement, the Company agreed to purchase a total of 8,409 shares of common stock of Kraken for approximately $0.5 million. In August 2022, the Company entered into a common stock transfer agreement with a private seller to purchase 3,723 shares of Kraken for approximately $0.1 million. The investment in Kraken was valued at approximately $0.6 million as of September 30, 2022.

Investment in Epic Games

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Epic Games. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. In April 2022, the Company invested an additional $2 million for the purchase of additional shares of common stock of Epic Games. The investment in Epic Games was valued at $3.5 million as of September 30, 2022.

Investment in Tesspay

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO. Tesspay, a private company, raised capital during the first quarter of 2022, increasing its share price value to $0.25 per share. Therefore, the Company recorded $10,000 in unrealized gain on this investment during the nine months ended September 30, 2022. The investment in Tesspay was valued at approximately $1.3 million as of September 30, 2022.

Investment in SpaceX

On March 30, 2022, the Company entered into a securities purchase agreement (the “SpaceX Securities Purchase Agreement”) with SpaceX, under which the company agreed to purchase shares of common stock of SpaceX for $1.5 million. In April 2022, the Company invested an additional $2 million for the purchase of additional shares of common stock of SpaceX. The investment in SpaceX was valued at $3.5 million as of September 30, 2022.

Investment in Databricks

On March 25, 2022, the Company entered into a securities purchase agreement (the “Databricks Securities Purchase Agreement”) with Databricks. Under the Databricks Securities Purchase Agreement, the Company agreed to purchase an aggregate of 3,830 shares of common stock of Databricks for a total $1.2 million. The investment in Databricks was valued at $1.2 million as of September 30, 2022.

Investment in Discord, Inc.

In May 2022, the Company entered into a securities purchase agreement (the “Discord Securities Purchase Agreement”) with privately-held company Discord, Inc., a social communications platform provider that is particularly popular with gamers, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Discord Securities Purchase Agreement, the Company agreed to purchase a total of 618 shares of common stock of Discord for approximately $0.5 million. The investment in Discord was valued at $0.5 million as of September 30, 2022.

Investment in Thrasio, LLC

In April 2022, the Company entered into a securities purchase agreement (the “Thrasio Securities Purchase Agreement”) with privately-held company Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Thrasio Securities Purchase Agreement, the Company agreed to purchase a total of 20,000 shares of common stock of Thrasio for $0.3 million. The investment in Thrasio was valued at $0.3 million as of September 30, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Automation Anywhere, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Automation Anywhere Securities Purchase Agreement”) with privately-held company Automation Anywhere, Inc., a provider of business automation solutions, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Automation Anywhere Securities Purchase Agreement, the Company agreed to purchase a total of 18,490 shares of common stock of Automation Anywhere for approximately $0.5 million. The investment in Automation Anywhere was valued at $0.5 million as of September 30, 2022.

Investment in Anduril Industries, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Anduril Securities Purchase Agreement”) with privately-held company Anduril Industries, Inc., a defense products company, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Anduril Securities Purchase Agreement, the Company agreed to purchase a total of 14,880 shares of common stock of Anduril for approximately $0.5 million. The investment in Anduril was valued at $0.5 million as of September 30, 2022.

Note 7. Notes Receivable

The following table presents the Company’s notes receivable at September 30, 2022 ($ in thousands):

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Shor-term convertible notes receivable
Convergent Investment	01/29/2023	8%	$2,000	$267	$2,267
Nano Innovations Inc Investment	12/26/2022	10%	$750	$57	$807

Short-term notes receivable
Mr. Jeffrey Cooper Investment	03/11/2023	8%	$2,780	$214	$2,994
Raefan Industries LLC Investment	12/06/2022	8%	$1,950	$127	$2,077
Kaya Now Investment	02/01/2023	8%	$500	$-	$500
Total					$8,645

Long-term notes receivable
American Innovative Robotics Investment	04/01/2027	8%	$1,100	$-	$1,100

Convergent Investment

The Company recorded an interest income receivable of approximately $0.3 million on the Convergent Convertible Note as of September 30, 2022.

Mr. Jeffrey Cooper Investment

Raefan Group LLC promissory note was satisfied and replaced with a personal note issued to Mr. Jeffrey Cooper, of Raefan Industries. The Company recorded an interest income receivable of approximately $0.2 million on the Mr. Jeffrey Cooper Promissory Note as of September 30, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Raefan Industries LLC Investment

The Company recorded an interest income receivable of approximately $0.1 million on the Raefan Industries Promissory Note as of September 30, 2022.

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

Nano Innovations Inc Investment

The Company recorded an interest income receivable of approximately $57,000 on the Nano Convertible Note as of September 30, 2022.

Kaya Now Investment

On April 5, 2022, the Company purchased an 8% promissory note (“Kaya Now Promissory Note”) issued by Kaya Now Inc (“Kaya”) in the principal amount of $0.5 million pursuant to a Note Purchase Agreement with Kaya Now. The Company paid a purchase price for the Kaya Now Promissory Note of $0.5 million. The Company will receive interest on the Kaya Now Promissory Note at the rate of 8% per annum payable upon conversion or maturity of the Kaya Now Promissory Note. The Kaya Now Promissory Note shall mature on February 1, 2023.

On July 21, 2022, the Company and Kaya executed an amendment of the Kaya Now Promissory Note (“Amendment”) such that the Kaya Now Promissory Note shall mature on February 1, 2023. In consideration of the Amendment, Kaya has agreed to issue to the Company 1,000,000 additional shares at $0.2 per share of Kaya’s common stock. Under the amendment, interest on the Note during the extended term shall be paid on October 1, 2022 and January 1, 2023 at the rate of 8% per annum.

The Company recorded an interest income of approximately $20,000 on the Kaya Now Promissory Note as of September 30, 2022.

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

The Company recorded an interest income of approximately $45,000 on the Robotics Promissory Note as of September 30, 2022.

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

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021 ($ in thousands):

	Fair value measured at September 30, 2022
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$8,032	$8,032	$-	$-
Total marketable securities	$8,032	$8,032	$-	$-
Short-term investment	$33	$-	$-	$33
Short-term notes receivable at fair value	$8,645	$-	$-	$8,645
Long-term notes receivable at fair value	$1,100	$-	$-	$1,100

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$11,427	$11,427	$-	$-
Total marketable securities	$11,427	$11,427	$-	$-
Short-term investment	$2,273	$1,854	$-	$419
Notes receivable at fair value	$6,984	$-	$-	$6,984
Convertible note receivable	$2,147	$-	$-	$2,147

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Measurement

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Short-term notes receivable at fair value at December 31, 2021	$6,984
Accrued interest receivable	522
Reclassify from convertible note receivable to notes receivable at fair value	2,147
Purchase of notes receivable	500
Change in fair value of note receivable	(608)
Conversion of note receivable to marketable securities	(899)
Short-term notes receivable at fair value at September 30, 2022	$8,645

Long-term notes receivable at fair value at December 31, 2021	$-
Purchase of notes receivable	1,100
Long-term notes receivable at fair value at September 30, 2022	$1,100
Short-term investment at December 31, 2021	$419
Change in fair value of investment	(386)
Short-term investment at September 30, 2022	$33

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

Convergent Investment

As of September 30, 2022, the fair value of the Convergent Convertible Note was measured at $2.3 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the nine months ended September 30, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mr. Jeffrey Cooper Investment

As of September 30, 2022, the fair value of the Mr. Jeffrey Cooper Promissory Note was measured at approximately $3.0 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the nine months ended September 30, 2022.

Raefan Industries LLC Investment

As of September 30, 2022, the fair value of the Raefan Industries Promissory Note was measured at approximately $2.1 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the nine months ended September 30, 2022.

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

As of September 30, 2022, the fair value of the Slinger Bag Convertible Note was measured at $0.

Nano Innovations Inc Investment

As of September 30, 2022, the fair value of the Nano Convertible Note was measured at approximately $0.8 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the nine months ended September 30, 2022.

The Company believes that the fair value of the warrant of Nano is immaterial.

Kaya Now Investment

On July 21, 2022, the Company and Kaya executed an amendment of the Kaya Now Promissory Note (“Amendment”) such that the Kaya Now Promissory Note shall mature on February 1, 2023. In consideration of the Amendment, Kaya has agreed to issue to the Company 1,000,000 additional shares at 20 cents per share of Kaya’s common stock. Under the amendment, interest on the Note during the extended term shall be paid on October 1, 2022 and January 1, 2023 at the rate of 8% per annum.

As of September 30, 2022, the fair value of the Kaya Now Promissory Note was measured at $0.5 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the nine months ended September 30, 2022.

The Company believes that the fair value of the warrant of Kaya is immaterial.

American Innovative Robotics Investment

As of September 30, 2022, the fair value of the Robotics Promissory Note was measured at $1.1 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the nine months ended September 30, 2022.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Net Loss per Share Attributable to Common Stockholders

Basic loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2022 and 2021 are as follows:

	As of September 30,
	2022	2021
Convertible preferred stock	34	40
Warrants to purchase common stock	444,796	341,268
Options to purchase common stock	54,722	28,203
Total	499,552	369,511

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

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the nine months ended September 30, 2022, the Company recognized approximately $4.1 in deemed dividends related to the Preferred Stock in the condensed consolidated statements of operations and the unaudited condensed consolidated statements of changes in redeemable preferred stock and stockholders’ equity.

Note 11. Stockholders’ Equity

Common Stock

One June 5, 2020, CBM Biopharma, Inc. (“CBM”) approved a distribution to its stockholders of 1,939,058 the Company’s common shares. The Company, as one of CBM’s shareholder, received 387,812 shares of its common stock. The Company cancelled 22,812 shares received on January 1, 2022.

During the nine months ended September 30, 2022, the Company issued an aggregate of 238,244 shares of the Company’s common stock to members of the Company’s Board and an employee for services rendered.

Treasury Stock

On January 21, 2022, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company authorized the Repurchase Program in an amount of up to three million dollars. During the nine months ended September 30, 2022, the Company repurchased 344,982 shares at a cost of approximately $2.2 million or $6.48 per share through marketable securities account under the Share Buyback Program. The Company records treasury stock using the cost method.

Warrants

A summary of warrant activity for the nine months ended September 30, 2022, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	341,268	$31.68	-	3.87
Issued	103,528	21.25	-	4.40
Outstanding as of September 30, 2022	444,796	$29.25	-	3.45

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Awards

A summary of restricted stock awards activity for the nine months ended September 30, 2022, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	-	$-
Granted	238,244	6.13
Vested	(230,176)	6.15
Nonvested at September 30, 2022	8,068	$5.64

As of September 30, 2022, approximately $24,000 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.25 years at September 30, 2022.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	28,203	$548.35	$-	8.2
Employee options granted	170,587	5.95	184,234	1.7
Employee options forfeited	(143,852)	47.78	152,470	-
Employee options expired	(216)	73.70	-	-
Outstanding as of September 30, 2022	54,722	$175.26	$31,764	8.8
Options vested and exercisable	25,311	$372.00	$-	7.9

Stock-based compensation associated with the amortization of stock option expense was approximately $40,000 and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.1 million.

Note 12. Commitments and Contingencies

Legal Proceedings

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Leases

On December 1, 2021, the Company entered into a Lease Agreement (the “Company’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under the Company’s Lease, the Company will rent a portion of the twenty-second floor at 725 Fifth Avenue, New York, New York (the “22nd Floor Premises”). The Company plans to use the 22nd Floor Premises to run its day-to-day operations. The initial term of the Company’s Lease is seven (7) years commencing on July 11, 2022 (“Commencement Date). Under the Company’s Lease, the Company will pay monthly rent, commencing on January 11, 2023, equal to twelve-thousand, eight hundred and seventy-four dollars. Effective for the sixth and seventh years of the Company’s Lease, the rent shall increase to thirteen-thousand, five hundred and two dollars per month. The Company took possession of the Lease on the Commencement Date.

The tables below represent the Company’s lease assets and liabilities as of September 30, 2022:

September 30, 2022
Assets:
Operating lease right-of-use-assets	$708

Liabilities:
Current
Operating	42
Long-term
Operating	701
$743

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

September 30, 2022
Weighted-average remaining lease term – operating leases (in years)	7.3
Weighted-average discount rate – operating leases	10.0%

During the nine months ended September 30, 2022, the Company recorded approximately $71,000 as lease expense to current period operations.

Three Months Ended September 30, 2022
Operating leases
Operating lease cost	$35
Variable lease cost	-
Operating lease expense	35
Short-term lease rent expense	36
Net rent expense	$71

Supplemental cash flow information related to leases were as follows:

Three Months Ended September 30, 2022
Operating cash flows - operating leases	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$731

As of September 30, 2022, future minimum payments during the next five years and thereafter are as follows:

Operating Leases
Remaining Period Ended December 31, 2022	$-
Year Ended December 31, 2023	154
Year Ended December 31, 2024	154
Year Ended December 31, 2025	142
Year Ended December 31, 2026	142
Thereafter	479
Total	1,071
Less present value discount	(328)
Operating lease liabilities	$743

AIKIDO PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. License agreements

On April 13, 2020, the Company entered into a License Agreement (the “License Agreement”) with University of Maryland (“UM”) pursuant to which UM granted the Company an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer.

During the nine months ended September 30, 2022, the Company paid approximately $0.5 million of additional license fees to UM.

Note 14. Subsequent events

Dominari’s Lease of Office Space at Trump Tower New York

On September 23, 2022, Dominari entered into a Lease Agreement (“Dominari’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under Dominari’s Lease, Dominari will rent a portion of a floor at 725 Fifth Avenue, New York, New York (the “Premises”). Dominari plans to use the Premises to run its day-to-day operations. The initial term of Dominari’s Lease is seven (7) years commencing on the date that possession of the Premises is delivered to Dominari. Under Dominari’s Lease, Dominari will pay rent equal to forty-nine thousand three hundred and sixty-eight dollars per month. Effective for the sixth and seventh years of Dominari’s Lease, the rent shall increase to fifty-one thousand eight hundred and sixty-eight dollars per month. The Company anticipates that it will take possession of Dominari’s Lease in 2023.

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

Overview

Since 2017, we have operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. Over the past year, in an effort to enhance shareholder value, we have shifted our primary focus away from biotechnology to a new line of business in the fintech and financial services industries.  In furtherance of this new focus, in June of this year we formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari”), with the purpose of making strategic acquisitions across the fintech and financial services industries.  Additionally, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary, has and will continue to explore other opportunities in high growth industries.  To date, Aikido Labs has acquired equity positions in Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass.  Finally, we will continue to foster and develop our historical pipeline of biotechnology assets consisting of patented technology from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia and acute lymphoblastic leukemia.  We are also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

On September 9, 2022, Dominari entered into a membership interest purchase agreement (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”) and broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”).   Pursuant to the terms of the FPS Purchase Agreement, Dominari will purchase from the Seller 100% of the membership interests in  of FPS (the “Membership Interests”) and, as a result thereof, will, thereafter, operate FPS’s registered broker-dealer business as a wholly owned subsidiary.  The FPS Purchase Agreement provides for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of  which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari paid to the Seller $2,000,000 in consideration for a transfer by the Seller to Dominari of 20% of the Membership Interests.   Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  Upon FINRA’s approval of the Rule 1017 Application, the second closing will occur (the “Second Closing”), at which Dominari will pay to the Seller an additional $1.00 in consideration for a transfer by the Seller to Dominari of the remaining 80% of the Membership Interests.  The Second Closing is subject to FINRA’s final approval under FINRA Rule 1017 as well as other customary closing conditions, including the accuracy of the representations and warranties of the applicable parties under the FPS Purchase Agreement and compliance therewith.  Additionally, on October 17, 2022, we entered into an Amended and Restated Services Agreement with Kyle Wool, pursuant to which he has agreed to serve as Dominari’s Chief Executive Officer, upon the termination of his existing relationship with another registered broker-dealer and lead our transition to a fintech and financial services company.

Our anticipated diversified financial platform may be affected by a variety of factors including the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, the possibility of recession, Russia’s invasion of Ukraine, and rising energy prices. These factors create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.

Critical Accounting Policies

Our critical accounting policies are disclosed in our annual report on Form 10K for the year ended December 31, 2021 and there have been no material changes to such policy or estimates during the nine months ended September 30, 2022.

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

See Note 2 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

We had little or no revenue for the past two years.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

During the three months ended September 30, 2022, we incurred a loss from operations of approximately $5.1 million, as compared to a loss of approximately $1.8 million for the comparable period of the prior year. The approximate $3.3 million increase in loss year-over-year was primarily attributable to (i) an approximate $2.8 million increase in general and administrative expenses from approximately $1.7 million, during the three months ended September 2021, to approximately $4.5 million, for the same period in 2022, and (ii) an approximate $0.5 million increase in research and development expenses from approximately $0.1 million, during the three months ending September 30, 2021, to approximately $0.6 million, for the same period in 2022. The increase in (i) was a result of approximately $1.4 million in expenses related to fully-vested restricted stock grants issued to the members of the board of directors and executive officers and additional contractual and discretionary bonus expense of approximately $0.6 million. We also incurred approximately $1.0 million in legal and accounting advisory fees related to our transition into a financial services business. The increase in (ii) was primarily due to an additional payment under our license agreement with the University of Maryland (“UM”) pursuant to which the UM granted us an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to the treatment of cancer.

During the three months ended September 30, 2022, other expense was approximately $1.1 million as compared to other income of approximately $1.7 million for the comparable prior year period. The activity for the three months ended September 30, 2022, as compared to the same period in the prior year, is a result of an overall volatility in equity valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting the change in fair value of investments and unrealized losses on marketable securities. Specifically, we recognized $0.3 million in change of fair value of investments for the three months ended September 30, 2022, which is reflective of volatility in equity valuations, as stated above. For the three months ended September 30, 2021, change in fair value of investments increased to $4.4 million primarily as a result of our investment in DatChat, Inc. (“DatChat”) which increased to $4.4 million following DatChat’s initial public offering during July 2021. Unrealized losses on marketable securities for the three months ended September 30, 2022, were $1.6 million, as compared to $3.0 million for the same period during the prior year, which was a result of continued volatility in equity-based exchange traded funds.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

During the nine months ended September 30, 2022, we incurred a loss from operations of approximately $11.2 million, as compared to approximately $6.9 million during the comparable prior year period. The approximate $4.3 million increase in loss was primarily attributable to (i) an approximate $3.3 million increase in general and administrative expenses from approximately $5.2 million, during the nine months ended September 30, 2021, to approximately $8.5 million, during the same period in 2022, (ii) an approximate $1.6 million increase in research and development expenses from approximately $0.5 million, during the nine months ended September 30, 2021, to approximately $2.1 million, during the same period in 2022, and (iii) an approximate decrease of $0.6 million in research and development – license acquired from approximately $1.1 million, during the nine months ended September 30, 2021, to approximately $0.5 million, during the same period in 2022, The increase in (i) was a result of approximately $1.4 million in expenses related to fully-vested restricted stock grants issued to the members of the board of directors and executive officers and additional contractual and discretionary bonus expense of approximately $0.6 million. We also incurred approximately $1.0 million in legal and accounting advisory fees related to our transition into a financial services business. The increase in (ii) was primarily due to an approximate $1.6 million increase in expense related to our continued development of a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including the Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19. The decrease in (iii) was primarily attributable to an approximate $0.6 million decrease related to a one-time expense for restricted stock units issued in the prior year in relation to use of the license.

During the nine months ended September 30, 2022, other expense was approximately $3.6 million as compared to other income of approximately $1.5 million for the comparable prior year period. The activity for the nine months ended September 30, 2022, as compared to the same period in the prior year, is a result of overall volatility in equity valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting the change in fair value of investments and unrealized losses on marketable securities. Specifically, we recognized $0.1 million in change of fair value of investments for the nine months ended September 30, 2022, which is reflective of volatility in equity valuations, as stated above. For the nine months ended September 30, 2021, change in fair value of investments increased to $3.8 million primarily as a result of our investment in DatChat which increased to $4.4 million following DatChat’s initial public offering during July 2021. Unrealized losses on marketable securities for the nine months ended September 30, 2022, were $4.3 million, as compared to $2.6 million for the same period during the prior year, which was a result of continued volatility in equity-based exchange traded funds.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from our past debt and equity offerings;

●	monetizing current and future strategic long-term investments;

●	seeking additional funds raised through the sale of additional securities in the future;

●	seeking additional liquidity through credit facilities or other debt arrangements; and

●	increasing revenue from its patent portfolios, license fees and new business ventures.

Our ultimate success is dependent on our ability to obtain additional financing, monetize our long-term investments, and generate sufficient cash flow to meet our obligations on a timely basis. Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan to transition to a fintech and financial services business . Our working was approximately $54.2 million at September 30, 2022. We may need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all. As a result of recent volatility and weakness in the public markets, due to, among other factors, uncertainty in the global economy and financial markets, it may be much more difficult to raise additional capital, if and when, it is needed, unless the public markets become less volatile and stronger at such time that we seek to raise additional capital. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Cash Flows from Operating Activities - For the nine months ended September 30, 2022 and 2021, net cash used in operations was approximately $8.7 million and $4.6 million, respectively. The cash used in operating activities for the nine months ended September 30, 2022 primarily resulted from a net loss of $14.9 million and change in fair value of long-term investment of $1.6 million and is partially offset by change in fair value of short-term investment of $1.5 million and unrealized loss on marketable securities of $3.9 million. The cash used in operating activities for the nine months ended September 30, 2021 primarily resulted from a net loss of $5.4 million and change in fair value of investment of $3.8 million, and partially offset by $4.3 million unrealized loss on marketable securities and $1.1 million research and development expense related with license acquired.

Cash Flows from Investing Activities - For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was approximately $16.0 million and $70.3 million, respectively. The cash used in investing activities for the nine months ended September 30, 2022 primarily resulted from our purchase of marketable securities of $27.5 million, purchase of promissory notes of $1.6 million and purchase of investments of $15.0 million, partially offset by our sale of marketable securities of $28.5 million since we invest excess cash into marketable securities until additional cash is needed. The cash used in investing activities for the nine months ended September 30, 2021 primarily resulted from our purchase of marketable securities of $90.5 million, funds to deposit accounts of $4.4 million (net of fee), purchase of investments at fair value of $4.1 million and purchase of convertible note of $2.0 million, partially offset by our sale of marketable securities of $30.4 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities - Cash used in financing activities for the nine months ended September 30, 2022 was $6.4 million, which reflects the cost for redemption of Series O and Series P Redeemable Convertible Preferred Stock of $22.0 million and cost for purchase of treasury stock of $2.2 million, partially offset by net proceeds of $17.9 million from investors in exchange of issuance of issuance of Series O and Series P Redeemable Convertible Preferred Stock. Cash provided by financing activities for the nine months ended September 30, 2021 was $78.1 million, which reflects the net proceeds of $78.0 million from investors in exchange of issuance of common stock and warrants and net proceeds of $84,000 from the exercise of common warrants.

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

With respect to the quarter ended September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal controls over financial reporting. We have a lack of segregation of duties, and a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. The Company is working to change internal controls to address material weaknesses and adding additional employees as part of a plan to discuss with FINRA.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer of AIkido Pharma Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of AIkido Pharma Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of AIkido Pharma Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aikido Pharma Inc.
(Registrant)

Date: November 10, 2022	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)