Form 10-K
period 2022-12-31
Dominari Holdings Inc.
filed 2023-03-31
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-05576

DOMINARI HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, 11th Floor, New York, NY 10020	703-992-9325
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.0001 par value per share)	DOMH	The NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022: $30,913,061 based upon the closing sale price of our common stock of $5.90 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

There were 4,840,597 shares of the Registrant’s common stock outstanding as of March 20, 2023.

DOMINARI HOLDINGS INC.

(Formerly AIkido Pharma, Inc.)

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

All references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to Dominari Holdings Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

Item 1. BUSINESS.

OVERVIEW

Dominari Holdings Inc. (“Dominari”) is a holding company that, through its various subsidiaries, is engaged in financial services, investment advising and wealth management, asset management, investment banking, the acquisition of interests in high growth industries, and biotechnology and pharmaceutical research and development.  In addition to capital investment, Dominari provides management support to the executive teams of its subsidiaries, helping them to operate efficiently and reduce cost under a streamlined infrastructure. Dominari and its subsidiaries are collectively referred to herein as “Company”, “we”, “our” or “us”.

Dominari Financial, Inc. (“Dominari Financial”), our wholly-owned financial subsidiary, is the M&A arm of Dominari and will execute the Company’s roll-up strategy in the financial sector. The roll-up strategy seeks to acquire third-party financial assets such as registered investment advisors, broker dealers, asset management firms and fintech firms. Our first transaction in furtherance of our financial roll-up strategy, the acquisition of 100% of a registered broker-dealer from Fieldpoint Private Bank & Trust, was consummated on March 27, 2023. The newly acquired dually registered broker-dealer and investment adviser will be renamed Dominari Securities, LLC (“Dominari Securities”) and is a wholly-owned subsidiary of Dominari Financial. Dominari Securities will provide wealth management services, asset management services, investment banking and sales and trading.

The Company is in the process of winding down its historical pipeline of biotechnology assets held by Aikido Labs, LLC. These biotechnology assets consist of patented technology from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia and acute lymphoblastic leukemia.  The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

HISTORY

The Company was founded in 1967 as Spherix Incorporated. In 2017 the Company changed its name to Aikido Pharma Inc. From 2017 to 2022, the Company operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. During the second half of 2022, in an effort to enhance shareholder value, the Company shifted its primary focus away from biotechnology to a new line of business in the financial services industry.  In furtherance of this new focus, in June of 2022, the Company formed Dominari Financial, with the purpose of making strategic acquisitions across the financial services industry. On December 22, 2022, the Company changed its name to Dominari Holdings Inc.

On September 9, 2022, we entered into a membership interest purchase agreement (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”) and broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”).   Pursuant to the terms of the FPS Purchase Agreement, we purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”) and, as a result thereof, will operate the newly acquired dual registered broker-dealer and investment adviser as a wholly owned subsidiary.  The FPS Purchase Agreement provided for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari paid to the Seller $2,000,000 in consideration for a transfer by the Seller to Dominari of 20% of the Membership Interests.   Following FINRA’s approval of the Continuing Membership Application pursuant to FINRA Rule 1017 (the “Rule 1017 Application”) on March 20, 2023, the second closing occurred on March 27, 2023 (the “Second Closing”), at which time Dominari paid to the Seller an additional $1.00 in consideration for a transfer by the Seller to Dominari of the remaining 80% of the Membership Interests.

DOMINARI SECURITIES

Dominari Securities plans to offer a broad range of broker-dealer and registered investment adviser services, commencing shortly after the completion of its acquisition of FPS, which is expected to begin in April 2023, including:

Wealth Management Services

Dominari Securities plans to provide a comprehensive array of financial services to high-net-worth individuals and families, corporate executives, and public and private businesses. Clients will be able to choose a variety of ways to establish a relationship and conduct business, including by establishing brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. Dominari Securities also plans to provide the following private client services:

Full-Service Brokerage.  Dominari Securities plans to offer full-service brokerage services covering investment alternatives, including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options, municipal bonds, mutual funds, exchange-traded funds, and unit investment trusts. Dominari Securities expects its revenue to be derived from commissions from private clients through accounts with transaction-based pricing. Dominari Securities will charge brokerage commissions on investment products in accordance with a schedule which Dominari Securities plans to formulate. Discounts will be made available to and will able to be negotiated with customers based on transaction size and volume as well as a number of other factors.

Wealth Planning. Dominari Securities also plans to offer financial and wealth planning services which will include asset management, individual and corporate retirement solutions, insurance and annuity products, IRAs and 401(k) plans, U.S. stock plan services to corporate executives and businesses, education savings programs, and trust and fiduciary services to individual and corporate clients through third-party trust companies.

Margin Lending. Dominari Securities, through its clearing partnerships, also intends to extend credit to its customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and to receive income from interest on such extensions of credit at interest rates derived from Dominari Securities’ posted rate as adjusted, from time to time.

Asset Management

Dominari Securities also plans to offer discretionary and non-discretionary fee-based programs to provide tailored investment management solutions and services to high-net-worth private clients, institutions and corporations and/or plans sponsored by them. These will include, but will not be limited to, portfolio management, manager research and due diligence through third party partners, asset allocation advice and financial planning. Dominari Securities plans to offer Portfolio management strategies and third-party investment management capabilities through separately managed accounts, alternative investments and discretionary and non-discretionary portfolio management programs as well as managed portfolios of mutual funds. Platform support functions will include sales and marketing along with administrative services such as trade execution, client services, records management and client reporting and performance monitoring. Dominari Securities expects to generate revenues through the receipt of investment advisory and transactional fees for advisory services and to also generate revenue from fees earned through sharing arrangements with registered and private alternative investment vehicles. Dominari Securities also expects to earn investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees will be typically billed monthly in advance, and will be calculated based on all fee-based assets under management balances at the end of the prior month. Dominari Securities also expects to receive income from revenue-sharing arrangements that are derived from management and incentive fees on alternative investments and will be calculated on a pre-determined basis with registered and private investment companies. The Company’s asset management services are expected to include:

Separately Managed Accounts. The Company plans to provide clients with fee-based programs: (i) a unified managed account which allows multiple investment managers, mutual funds and exchange-traded funds to be combined in a single custodial account; and (ii) an asset review dual contract program designed for clients seeking a direct contractual relationship with investment managers.

Discretionary Advisory Accounts.  Dominari Securities plans to offer client-focused discretionary fee-based investment programs managed by Dominari Securities advisors.

Non-Discretionary Advisory Accounts. Dominari plans to provide fee-based non-discretionary investment advisory services and consultation to clients.

Alternative Investments. Dominari plans to offer high net worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies are expected to include single manager hedge funds, fund of funds, diversified private equity funds and single investment late stage private equity funds.

Private Market Platform. Through a collaborative effort among the firm’s business units, Dominari’s private market platform will focus on sourcing private investments across various sectors. Transactions are expected to cover the full spectrum of private investments, including early stage, late stage, direct, co-investments, funds and secondary market transactions in debt, equity and hybrid securities.

Investment Banking

Dominari Securities’ investment banking division will provide strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking groups will focus on the consumer and retail, energy, financial institutions, healthcare, rental services, technology, education, and transportation and logistics sectors. Investment banking services include:

Financial Advisory. Dominari Securities will advise buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, spin-offs, joint ventures, restructurings and liability management. Dominari Securities intends to provide dedicated senior bankers to clients focusing throughout the financial advisory process, which combines our structuring and negotiating expertise with our industry knowledge, extensive relationships and capital markets capabilities.

Equities Capital Markets. Dominari Securities will provide capital raising solutions for corporate clients through initial public offerings, follow-on offerings, confidentially marketed public offerings, registered directs, private investments in public equity, private placements, at-the-market offerings, and equity-linked offerings.

Debt Capital Markets. Dominari Securities plans to offer debt capital markets solutions for emerging growth and middle market companies. Dominari Securities will focus on structuring and distributing public and private debt through financing transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Dominari Securities will also participate in high yield debt and fixed and floating-rate senior and subordinated debt offerings.

Fund Placement. Dominari Securities will provide alternative investment firms with a broad and deep portfolio of value-added services. Services will include bespoke strategic and tactical advisory as well as primary fundraises, co-investments and direct transactions.

Debt Advisory & Restructuring. Dominari Securities will offer creative solutions to leveraged corporate issuers and credit investors. We will evaluate a full range of strategic alternatives, identify the appropriate structure and source of funds to provide our clients the ability to pursue an optimal and value maximizing outcome.

Sales and Trading

We intend to provide a broad range of sales and trading services to our clients. Sales and trading services will include:

Institutional Equity Sales and Trading. Dominari Securities will act as an agent in the execution of its customers’ orders through our clearing strategic partners.

Equity Derivatives and Index Options. Dominari Securities will offer listed equity and index options strategies for investors seeking to manage risk and optimize returns within the equities market.

Institutional Fixed Income Sales and Trading. Dominari Securities will trade and in public and private debt (including sovereign debt) securities, including investment and non-investment grade, distressed and convertible corporate securities as well as municipal securities through our clearing partners.

Securities Lending. In connection with both its trading and brokerage activities, Dominari Securities, through its clearing relationships, will borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lend securities to other brokers and dealers for similar purposes. Dominari Securities will earn interest on its cash collateral provided and will pay interest on the cash collateral received less a rebate earned for lending securities.

Regulation

Regulation in the United States

The financial services industry in which we will operate is subject to extensive regulation. In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws. In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”) is a self-regulatory organization (“SRO”) that is actively involved in the regulation of securities businesses. In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or investment advisory activities. The SEC, FINRA, and state securities regulators conduct periodic examinations of broker-dealers and investment advisors. The designated examining authority under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) for Dominari Securities’ activities as a broker-dealer is FINRA. Financial services businesses are also subject to regulation and examination by state securities regulators and attorneys general in those states in which they do business. In addition, broker-dealers and investment advisors must also comply with the rules and regulation of clearing houses, exchanges, and trading platforms of which they are a member.

Broker-dealers are subject to SEC, FINRA, and state securities regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel including officers and employees (although state securities regulations are, in a number of cases, more limited). Registered investment advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, custody of client assets, disclosures to clients, conflict of interest, insider trading and recordkeeping. Additional legislation, changes in rules promulgated by the SEC, FINRA, and other SROs of which the broker-dealer is a member, and state securities regulators, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers and investment advisors. The SEC, FINRA, and state securities regulators and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Dominari Securities, its affiliates, including affiliated investment advisors, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed expansions), membership expulsions, or revocations of licenses and registrations).

SEC Regulation Best Interest (“Reg BI”) requires that a broker-dealer and its associated persons act in a retail customer’s best interest and not place their own financial or other interests ahead of a retail customer’s interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. To meet this best interest standard, a broker-dealer must satisfy four component obligations including a disclosure obligation, a care obligation, a conflict of interest obligation, and a compliance obligation and both broker-dealers and investment advisors are required to provide disclosures about their standard of conduct and conflicts of interest.

In addition, certain states, have proposed or adopted measures that would make broker-dealers, sales agents and investment advisors and their representatives subject to a fiduciary duty when providing products and services to customers. The SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals would allow for a private right of action. In the event out wealth management division makes recommendations to retail customers, it will be required to comply with the obligations imposed under Reg BI and applicable state laws.

Regulatory Capital Requirements

Dominari Securities will be subject to financial capital requirements that are set by regulation. Dominari Securities is a registered broker-dealer and is required to maintain net capital in an amount equal to SEC minimum financial requirements. As a broker-dealer, Dominari Securities is subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”). Compliance with the Net Capital Rule could limit Dominari Securities’ operations, such as underwriting and trading activities, and financing customers’ prime brokerage or other margin activities, in each case, that could require the use of significant amounts of capital, limit its ability to engage in certain financing transactions, such as repurchase agreements, and may also restrict its ability (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such shareholders or affiliates.

Under the Exchange Act, state securities regulators are not permitted to impose capital, margin, custody, financial responsibility, making and keeping records, bonding, or financial or operational reporting requirements on registered broker-dealers that differ from, or are in addition to, the requirements in those areas established under the Exchange Act, including the rules and regulations promulgated thereunder.

Regulation outside the United States

In the event Dominari Securities provides financial services internationally, it will be subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority (“BaFin”), Investment Industry Regulatory Organization of Canada, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency, the Monetary Authority of Singapore, and the Australian Securities and Investments Commission. Every country in which we may do business will impose upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform.

Competition

All aspects of our business are expected to be intensely competitive. We will compete primarily with small to mid-size bank holding companies that engage in wealth management, investment banking and capital markets activities as one of their lines of business and that have greater capital and resources than we do. We will also compete against other broker-dealers, asset managers and boutique firms. We believe the principal factors that will drive our competitiveness in the future will include our ability to: provide differentiated insights to our clients that lead to better business outcomes; attract, retain and develop skilled professionals; deliver a competitive breadth of high-quality service offerings; and to maintain a flat, nimble and entrepreneurial culture built on immediacy and client service.

Cybersecurity

Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but in fact, are from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. Dominari Securities will maintain ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information.

Employees

As of December 31, 2022, we have 7 full-time employees and 1 part-time employee, none of which are represented by a labor union or covered by a collective bargaining agreement.

Item 1A. RISK FACTORS.

The Company’s business and operations are subject to numerous risks. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that are presently unknown, management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s financial condition and results of operations may be materially and adversely affected.

BUSINESS RISKS

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an early-stage financial services company.

Since we have a limited operating history in our current financial services business, it will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses, and difficulties we face as an early-stage financial services company with a limited operating history. Investors should evaluate an investment in our securities in light of the uncertainties encountered by early-stage companies in an intensely competitive industry. There can be no assurance that our efforts will be successful or that we will be able to become profitable.

Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their start-up stages, particularly those in the financial services industry. Shareholders should carefully consider the risks and uncertainties that a business with no operating history will face. In particular, shareholders should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, or that our current business plan is sound;

●	raise sufficient funds in the capital markets or otherwise to fully effectuate our business plan;

●	maintain our management team; and/or

●	attract clients.

Any of the foregoing risks may adversely affect the Company and result in the failure of our business. In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

We continue to incur operating losses and may not achieve profitability.

Our net loss for the year ended December 31, 2022 was $22.1 million. Our accumulated deficit was $185.9 million as of December 31, 2022. Our ability to become profitable depends upon our ability to generate revenue from our financial products. We do not know when, or if, we will generate any revenue from such financial products. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2022, our internal control over financial reporting was not effective, due to our lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the consolidated financial statements are reflected. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

Developments in market and economic conditions may adversely affect the Company’s business and profitability.

Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on the Company’s results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond the Company’s control, and may affect the decisions made by financial market participants.

Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, exogenous market events, consumer confidence levels, and fiscal and monetary policy can affect market conditions. For example, the Federal Reserve’s policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. Changes in the Federal Reserve’s policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. While global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, and/or prolonged levels of increasing interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors which could significantly impair our revenues and profitability.

U.S. markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. Continued uncertainties loom over the outcome of the EU’s financial support programs. It is possible that other EU member states may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.

Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

●	A portion of the Company’s revenues will be derived from fees generated from its asset management business segment. Asset management fees often are primarily comprised of base management and performance (or incentive) fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and changes in market values. Poor investment performance by the Company’s portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact the Company’s business and financial condition. If the Company experiences losses of managed accounts, fee revenue will decline. In addition, in periods of declining market values, the values of assets under management may ultimately decline, which would negatively impact fee revenues.

●	In the past decade, passively managed index funds have seen greater investor interest, and this trend has become more prevalent in recent years. A continued lessening of investor interest in active investing and continued increase in passive investing may lead to a continued decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads.

●	The Company expects its investment banking revenue, in the form of underwriting, placement and financial advisory fees, to be directly related to the volume and value of transactions as well as the Company’s role in these transactions, and will typically only be earned upon the successful completion of a transaction. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decreases, thereby reducing the demand for the Company’s investment banking services and increasing price competition among financial services companies seeking such engagements. Accordingly, the Company’s business will be highly dependent on market conditions, the decisions and actions of its clients, and interested third parties. The number of engagements the Company has at any given time will be subject to change and may not necessarily result in future revenues.

The Company may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could result in unforeseen expenses or disruptive effects on its business.

From time to time, the Company may consider acquisitions of other businesses or joint ventures with other businesses. Any acquisition or joint venture that the Company determines to pursue will be accompanied by a number of risks. After the announcement or completion of an acquisition or joint venture, the Company’s share price could decline if investors view the transaction as too costly or unlikely to improve the Company’s competitive position.

Costs or difficulties relating to such a transaction, including integration of products, employees, offices, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company’s estimates to differ from actual results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects, including the loss of earnings of the divested business or operation. These difficulties could disrupt the Company’s ongoing business, increase its expenses, and adversely affect its operating results and financial condition. As the costs of doing business increase, the Company may not be able to continue to grow its revenues through “organic” growth (the growth attendant to hiring one employee at a time or through expanding into a new business line through a limited investment in technology and employment). In lieu of organic growth, it becomes increasingly necessary to grow through the acquisition of a business or businesses that fulfill the Company’s strategic decisions for growth. However, due to competition or the cost of such acquisitions, such expansion may not be available on a profitable basis and may threaten the Company’s ongoing ability to expand its business.

The ability to attract, develop and retain highly skilled and productive employees, particularly qualified financial advisors is critical to the success of the Company’s business.

The Company faces intense competition for qualified employees from other businesses in the financial services industry, and the performance of its business may suffer to the extent it is unable to attract and retain employees effectively, particularly given the relatively small size of the Company and its employee base compared to some of its competitors. The primary sources of revenue in each of the Company’s business lines are commissions and fees earned on advisory and underwriting transactions and customer accounts managed by its employees, who are regularly recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. Experienced employees are regularly offered financial inducements by larger competitors to change employers, and thus competitors can de-stabilize the Company’s relationship with valued employees. Some specialized areas of the Company’s business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee’s departure.

Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as in a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. To the extent we have compensation targets, we may not be able to retain our employees, which could result in increased recruiting expense or result in our recruiting additional employees at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition could be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We may be subject to claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation.

We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. Recent actions by some larger competitors to reject the “Recruiting Protocol”, an industry adopted set of practices permitting financial advisors to port their client relationships to a new firm under strict rules, is likely to increase the likelihood of litigation among competitors surrounding the employment of new advisors and their solicitation of their clients and may act as a new barrier to recruitment of financial advisors.

The Company depends on its senior employees and the loss of their services could harm its business.

The Company’s success is dependent in large part upon the services of its senior executives and employees. Any loss of service of the chief executive officer (“CEO”) may adversely affect the business and operations of the Company. If the Company’s senior executives or employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected.

The precautions the Company takes to prevent and detect employee misconduct may not be effective and the Company could be exposed to unknown and unmanaged risks or losses.

The Company runs the risk that employee misconduct could occur. Misconduct by employees could include, employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company (rogue trading); employee theft and improper use of Company or client property; employees conspiring with other employees or third parties to defraud the Company; employees hiding unauthorized or unsuccessful activities from the Company, including outside business activities that are undisclosed and may result in liability to the Company; employees steering or soliciting their clients into investments which have not been sponsored by the Company and without the proper diligence; the improper use of confidential information; employee conduct outside of acceptable norms including harassment; or employees engaging in “hacking” or breaching our cybersecurity safeguards.

These types of misconduct could result in unknown and unmanaged risks or losses to the Company including regulatory sanctions and serious harm to its reputation. The precautions the Company takes to prevent and detect these activities may not be effective. If employee misconduct does occur, the Company’s business operations could be materially adversely affected.

There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry and there is a risk that our employees could engage in misconduct in the future that adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice and discretionary asset management. The violation of these obligations and standards by any of our employees could adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business could be materially adversely affected, including our cash position.

Employee misconduct, including harassment in the workplace, has come under increasing scrutiny in the national media. While the Company has adopted a Code of Conduct and instituted training for its employees, it is difficult to predict when an employee may deviate from acceptable practices and open the Company to liability either from actions taken by other employees or by authorities. The Company could also become liable for its actions in enforcing its rules of conduct on former employees who disagree with the Company’s actions.

FINANCIAL RISKS

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio owned by us.

Our results of operations may be materially affected by market fluctuations and by global and economic conditions and other factors, including changes in asset values.

Our results of operations may be materially affected by market fluctuations due to global financial markets, economic conditions, changes to global trade policies and tariffs and other factors, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices. The results of our Capital Markets business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in business flows and activity and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments.

During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Private Client and Asset Management business segments. Substantial market fluctuations could also cause variations in the value of our investments in our funds, the flow of investment capital into or from Assets Under Management (“AUM”), and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Private Client and Asset Management business segments.

The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell securities it purchased as an underwriter at anticipated price levels. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. Any such misstatement or omission could subject the Company to enforcement action by the SEC and claims of investors, either of which could have a material adverse impact on the Company’s results of operations, financial condition and reputation. As a market maker and dealer, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if the Company’s holdings were more diversified.

The value of our financial instruments may be materially affected by market fluctuations. Market volatility, illiquid market conditions and disruptions in the credit markets may make it extremely difficult to value and monetize certain of our financial instruments, particularly during periods of market displacement. Subsequent valuations in future periods, in light of factors then prevailing, may result in significant changes in the values of these instruments and may adversely impact historical or prospective fees and performance-based fees (also known as incentive fees, which include carried interest) in respect of certain businesses. In addition, at the time of any sales and settlements of these financial instruments, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of our financial instruments, which may have an adverse effect on our results of operations in future periods. In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions, market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. However, severe market events have historically been difficult to predict and we could realize significant losses if extreme market events were to occur.

Holding large and concentrated positions may expose us to losses. Concentration of risk may reduce revenues or result in losses in our market-making, investing, underwriting, including block trading, and lending businesses in the event of unfavorable market movements, or when market conditions are more favorable for our competitors. Changes in interest rates (especially if such changes are rapid), sustained low or high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue. If interest rates remain at low levels, the Company’s profitability will be negatively impacted.

Credit Risk

Credit risk may expose the Company to losses caused by the inability of borrowers or other third parties to satisfy their obligations.

The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations.

The Company is exposed to credit risk related to third parties such as trading counterparties, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities we hold. These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This default risk may arise, for example, from holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to clients through bridge or margin loans or other arrangements. Significant failures by third parties to perform their obligations owed to the Company could adversely affect the Company’s revenue and its ability to borrow in the credit markets.

Liquidity Risk

Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern as well as the associated funding risks triggered by the market or idiosyncratic stress events that may negatively affect our liquidity and may impact our ability to raise new funding.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, or unanticipated outflows of cash or collateral by customers or clients. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading losses, a downgrade by the rating agencies, a decline in the level of our business activity, if regulatory authorities take significant action against us or our industry, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment portfolios or trading assets, to meet maturing liabilities or other obligations. We may be unable to sell some of our assets or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.

Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber-attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing).

We are subject to operational risks, including a failure, breach or other disruption of our operations or security systems or those of our third parties (or third parties thereof), as well as human error or malfeasance, which could adversely affect our businesses or reputation.

Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous markets. We may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risk that we may not fully appreciate or identify. The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, consultants, and internal systems to operate our different businesses and process a high volume of transactions. Additionally, we are subject to complex and evolving laws and regulations governing cybersecurity, privacy and data protection, which may differ and potentially conflict, in various jurisdictions. As a participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud or cyber-attack.

We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our lending and securities transactions. In the event of a breakdown or improper operation of our or a direct or indirect third party’s systems (or third parties thereof) or processes or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses, regulatory sanctions or damage to our reputation. In addition, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Furthermore, the concentration of Company and personal information held by a handful of third parties increases the risk that a breach at a key third party may cause an industry-wide data breach that could significantly increase the cost and risk of conducting business. There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located. This may include a disruption involving physical site access; cybersecurity incidents; terrorist activities; political unrest; disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, hurricanes and wildfires); electrical outages; environmental hazards; computer servers; communications or other services we use; and our employees or third parties with whom we conduct business. Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.

Notwithstanding evolving technology and technology-based risk and control systems, our businesses ultimately rely on people, including our employees and those of third parties with which we conduct business. As a result of human error or engagement in violations of applicable policies, laws, rules or procedures, certain errors or violations are not always discovered immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These can include calculation errors, mistakes in addressing emails or other communications, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to disregard or circumvent applicable policies, laws, rules or procedures. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us. Any theft of data, technology or intellectual property may negatively impact our operations and reputation, including disrupting the business activities of our subsidiaries, affiliates, joint ventures or clients conducting business in those jurisdictions.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, regulatory or other reporting, general ledger, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Recent disclosures of such incursions by foreign and domestic unauthorized agents aimed at large financial institutions reflect higher risks for all such institutions. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

Our businesses rely extensively on data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards. Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems; (ii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iii) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, and violations of applicable privacy and other applicable laws and regulatory sanctions.

Cybersecurity - Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

Our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, cyber-attacks and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, there can be no assurance that we will not suffer such losses in the future.

Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations. Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients and counterparties. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications or disclosures. We may also be subject to litigation and financial losses that are neither insured nor covered under any of our current insurance policies.

A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Our regulators have introduced programs to review our protections against such incidents which, if they determined that our systems do not reasonably protect our clients’ assets and their data, could result in enforcement activity and sanctions.

In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue.

Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages. The federally mandated Consolidated Audit Trail (“CAT”) program which requires that client personally identifiable information be submitted to a database not controlled by us may expose us to liability for breaches of that database not under our control.

As a result of the foregoing, the Company has and is likely to incur significant costs in preparing its infrastructure and maintaining it to resist any such attacks. In addition to personnel dedicated to overseeing the infrastructure and systems to defend against cybersecurity incidents, senior management is regularly briefed on issues, preparedness and any incidents requiring response. At their regularly scheduled meetings, the Audit Committee of the Board of Directors and the Board of Directors are briefed and brought up to date on cybersecurity.

The Company continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, driven by the emergence of the Fintech industry. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

There is risk associated with the sufficiency of coverage under the Company’s insurance policies.

The Company’s operations and financial results are subject to risks and uncertainties related to the use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly property and casualty, general liability, cyber-crime, workers’ compensation, and the portion of employee-related health care benefits plans funded by the Company, and certain errors and omissions liability, among others.

While the Company endeavors to purchase insurance coverage that is appropriate to its assessment of risk, it is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. The Company’s business may be negatively affected if in the future its insurance proves to be inadequate or unavailable. In addition, insurance claims may divert management resources away from operating the business.

Climate change concerns could disrupt our businesses, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation.

Climate change may cause extreme weather events that, among other things, could damage our facilities and equipment, injure our employees, disrupt operations at one or more of our primary locations, negatively affect our ability to service and interact with our clients, and adversely affect the value of our investments. Any of these events may increase our costs including our costs to insure against these events.

Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries associated with causing or exacerbating, or alleged to cause or exacerbate, climate change. We also may be negatively impacted by any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

Environmental, Social and Governance (ESG) Risks

Increasingly our society and our business are faced with challenges associated with the implementation of policies and practices that are supportive of concerns related to environmental, social and governance (ESG) issues. We continue to explore implementing ESG considerations across our business practices and operations, a task complicated by the lack of consensus around a defining standard of ESG. We continue to focus on improving the resilience of our operations, fostering an inclusive workforce and maintaining a system of good corporate governance. However, our efforts in this regard may be insufficient and may expose the Company to reputational risk from entities purporting to “grade” ESG platforms, reductions in business with certain clients demanding greater ESG efforts or to regulatory expectation and enforcement if such practices become the subject of rule-making by regulators to whom we are subject.

LEGAL, REGULATORY AND COMPLIANCE RISKS

The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to monetary penalties or sanctions.

The securities industry and the Company’s business are subject to extensive regulation by the SEC, state securities regulators, other governmental regulatory authorities and industry self-regulatory organizations. The Company may be adversely affected by new or revised legislation or regulations or changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Dominari Securities is a broker-dealer and investment adviser registered with the SEC and is primarily regulated by FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including, without limitation sales methods and supervision, underwriting, trading practices among broker-dealers, emerging standards concerning fees and charges imposed on clients for fee-based programs, use and safekeeping of customers’ funds and securities, anti-money laundering and the USA Patriot Act (the “Patriot Act”) compliance, capital structure of securities firms, trade and regulatory reporting, cybersecurity, pricing of services, compliance with DOL rules and regulations for retirement accounts, compliance with lending practices (Regulation T), record keeping, and the conduct of directors, officers and employees.

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. New regulations may result in enhanced standards of duty on broker-dealers in their dealings with their clients (fiduciary standards). Consequently, these regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA. FINRA adopts rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms’ operations.

If the Company is found to have violated any applicable laws, rules or regulations, formal administrative or judicial proceedings may be initiated against it that may result in censure, fine, civil or criminal penalties, including treble damages in the case of insider trading violations, the issuance of cease-and-desist orders, the suspension or termination of our broker-dealer or investment advisory activities, the suspension or disqualification of our officers or employees; or other adverse consequences.

The imposition of any of the above or other penalties could have a material adverse effect on our operating results and financial condition.

Financial services firms have been subject to increased regulatory scrutiny increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC,FINRA, and state regulators. Penalties and fines sought by regulatory authorities have increased substantially. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, as amended (the “1940 Act”), could result in investigations, sanctions and reputational damage. Increasingly, regulators have instituted a practice of “regulation by enforcement” where new interpretations of existing regulations are introduced by bringing enforcement actions against securities firms for activities that occurred in the past but were not then thought to be problematic. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.

Numerous regulatory changes, and enhanced regulatory and enforcement activity, relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.

U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries, particularly those subsidiaries that are SEC registered investment advisers. For example, the SEC and several states and municipalities in the United States have adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business. Additionally, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors has been mostly prohibited in Europe and, is periodically reexamined in the U.S. and may be limited or modified in the future. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.

On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI requires enhanced documentation for recommendations of securities transactions to broker-dealer retail clients. The new rules and processes related thereto will likely limit revenue and most likely involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs.

It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be imposed, or whether any existing proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

If the Company violates the securities laws, or is involved in litigation in connection with a violation, the Company’s reputation and results of operations may be adversely affected.

Many aspects of the Company’s business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. The Company’s underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. In addition, in market downturns, claims tend to increase. Each of these factors increases the likelihood that an underwriter may be required to contribute to an adverse judgment or settlement of a securities lawsuit.

RISK MANAGEMENT

The Company’s risk management policies and procedures may leave it exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures the Company employs to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. The Company cannot give assurances that its policies and procedures will effectively and accurately record and verify this information.

The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company’s ability to manage risk exposure can never be completely or accurately predicted or fully assured, and there can be no guarantee that the Company’s risk management will be successful. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company’s financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, and increases in general systemic risk. Certain of the Company’s risk management systems are subject to regulatory review and may be found to be insufficient by the Company’s regulators potentially leading to regulatory sanctions. There can be no guarantee that the operation of these systems will allow the Company to prevent or mitigate the various risks faced by its businesses. Various regulators periodically review companies’ risk control practices, and, if found inadequate, bring enforcement actions and sanctions against such firms.

RISKS ASSOCIATED WITH THE COMPANY’S COMMON STOCK

Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “DOMH”. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of upstart financial services companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for upstart financial services stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2022 through December 31, 2022, the share price of our common stock (on a split-adjusted basis) ranged from a high of $11.56 to a low of $3.02. The reason for the volatility in our stock is not well understood and may continue. Factors that may have contributed to such volatility include, but are not limited to:

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

Item 2. PROPERTIES.

We lease offices located in New York, New York and we believe that the New York offices are sufficient to meet our current needs.

Item 3. LEGAL PROCEEDINGS.

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “DOMH”. On March 20, 2023, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $3.30.

Holders

As of March 20, 2023, we had approximately 135 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Share Repurchases

Following are our monthly share repurchases for the fourth quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
October 1, 2022 – October 31, 2022	-	-	-	$2,000
November 1, 2022 – November 30, 2022	-	-		2,000
December 1, 2022 – December 31, 2022	18,200	$3.1563	18,200	1,942

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))(2)
Equity compensation plans approved by security holder	479,654	$32.35	4,555,144
Equity compensation plans not approved by security holder	-	-	-
	479,654		4,555,144

(1)	Consists of options to acquire 24,840 shares of our common stock under the 2013 Equity Incentive Plan and 454,814 under the 2014 Equity Incentive Plan.
(2)	Consists of shares of common stock available for future issuance under our equity incentive plan or any other individual compensation arrangement.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read this discussion together with the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Dominari Holdings Inc. (the “Company”), formerly known as AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. In an effort to enhance shareholder value, in June of this year, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari Holdings, the Company plans to make strategic acquisitions across the fintech and financial services industries.

On September 9, 2022, Dominari entered into a membership interest purchase agreement (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”).   Pursuant to the terms of the FPS Purchase Agreement, Dominari purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”). FPS’s registered broker-dealer and investment adviser businesses will be operated as a wholly owned subsidiary of Dominari.  The FPS Purchase Agreement provides for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari paid to the Seller $2,000,000 in consideration for a transfer by the Seller to Dominari of 20% of the FPS Membership Interests.   Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”) which was approved on March 20, 2023.  The second closing “Second Closing”), occurred on March 27, 2023. Dominari paid the Seller an additional $1.00 in consideration for the transfer by the Seller to Dominari of the remaining 80% of the Membership Interests.  The Second Closing is subject to customary closing conditions, including the accuracy of the representations and warranties of the applicable parties under the FPS Purchase Agreement and compliance therewith.

Additionally, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary of the Company, has explored opportunities in high growth industries.  To date, Aikido Labs has made equity investments in Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass.  The Company is in the process of winding down its historical pipeline of biotechnology assets consisting of patented technologies from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia, and acute lymphoblastic leukemia.  The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus, the Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

Reverse Stock Split

On June 7, 2022, the Company effected a seventeen-for-one (17-for-1) reverse stock split of its class of common stock (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 20, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on June 2, 2022. The Reverse Stock Split was effective on June 7, 2022. All references to common stock, convertible preferred stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $26,000.

Critical Accounting Policies

Our critical accounting policies are disclosed in Note 3 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 3 to the consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Fiscal Year Ended December 31, 2022, Compared to Fiscal Year Ended December 31, 2021

The Company did not recognize revenue from operations, nor do we expect to recognize any revenue until our operational transition into the financial services industry is complete.

During the years ended December 31, 2022, and 2021, we incurred a loss from operations of approximately $14.4 million and $9.4 million, respectively. The approximate $5.0 million increase in loss was primarily attributable to the following:

i.	An approximate $4.0 million increase in general and administrative expenses – driven by approximately $1.5 million of fully-vested restricted stock grants issued to the members of the board of directors and approximately $1.5 million of discretionary bonus expense for employees. We also incurred approximately $1.6 million in legal and accounting advisory fees related to our transition into a financial services business.

ii.	An approximate $0.3 million increase in research and development expenses – attributable to an approximate $0.3 million increase in expense related to our previous development of a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including the Influenza virus, Ebolavirus and Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19; and,

iii.	An approximate increase of $0.7 million in research and development - license acquired – attributable to an approximate $1.2 million payment under our license agreement with the University of Maryland (“UM”) pursuant to which the UM granted us an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to the treatment of cancer. The additional license payment was partially offset by a decrease, year-over-year, of $0.5 million related to a one-time recognition of restricted stock expense in 2021 in relation to the license arrangements.

During the year ended December 31, 2022, and 2021, other (expense) income was approximately $(7.8) million and $2.3 million, respectively. The activity for the years ended December 31, 2022, and 2021, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting marketable securities and the change in fair value of short and long-term investments. Specifically:

i.	Marketable securities – we recognized a loss of approximately $6.0 million for the year ending December 31, 2022. The increase in losses over prior year is a direct result of an increase in both realized and unrealized losses on marketable securities of $1.3 million and $1.8 million, respectively, and a $1.1 million decrease in related dividend income.

ii.	Short-term and long-term investments – we recognized a loss on change in fair value of investments for the year ending December 31, 2022, of approximately $2.6 million. The change over prior year is a function of unrealized losses of approximately $3.8 million on our investments of Kaya Holding Corp. and Nano Innovations Inc. for the year ending December 31, 2022, as compared to approximately $3.6 million in unrecognized gains on our investments in Kaya Holding Corp. and Kerna Health, Inc. recorded for the year ending December 31, 2021. Further, we also recognized approximately $0.5 million in net realized losses on our investments in DatChat, Inc., Hoth Therapeutics Inc., and Vicinity Motor Corp and an approximate $0.9 million realized loss on our conversion of the Slinger Bag, Inc. convertible promissory note into common stock of Connexa Sports Technologies Inc. (formerly Slinger Bag Inc.). The aforementioned losses were driven by increased volatility in the market.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from our past debt and equity offerings;

●	seeking additional funds raised through the sale of additional securities in the future;

●	seeking additional liquidity through credit facilities or other debt arrangements; and

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $48.9 million as of December 31, 2022. We may need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from continuing operations. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all.

Cash Flows from Operating Activities

For the years ended December 31, 2022, and 2021, net cash used in operations was approximately $10.6 million and $6.6 million, respectively. The cash used in operating activities for the year ending December 31, 2022, is primarily attributable to a net loss of approximately $22.1 million. The net loss was slightly offset by approximately $4.9 million in unrealized losses on marketable securities, approximately $2.6 million relating to the change in fair value of short-term investments, approximately $1.8 million in research and development expense related to acquired licenses, approximately $1.5 million related to stock-based compensation, and approximately $1.4 million of realized loss on marketable securities. The cash used in operating activities for the year ended December 31, 2021, is primarily attributable to a net loss of approximately $7.2 million, further increased by approximately $3.6 million for a change in fair value of short-term investments, and slightly offset by approximately $3.1 million in unrealized losses on marketable securities and approximately $1.1 million in research and development expense related to acquired licenses.

Cash Flows from Investing Activities

For the years ended December 31, 2022, and 2021, net cash used in investing activities was approximately $14.6 million and $8.9 million, respectively. The cash used in investing activities for the year ended December 31, 2022, primarily resulted from our purchase of marketable securities of approximately $26.8 million, purchase of investments of approximately $15.0 million, purchase of research and development licenses of approximately $1.8 million, and the purchase of promissory notes of approximately $1.6 million, partially offset by our sale of marketable securities of approximately $28.7 million since we invest excess cash into marketable securities until additional cash is needed. The cash used in investing activities for the year ended December 31, 2021, primarily resulted from our purchase of marketable securities of approximately $93.4 million, the purchase of promissory notes of approximately $6.9 million, purchase of short-term and long-term investments of approximately $5.7 million, deposits of approximately $4.2 million and the purchase of convertible notes of approximately $2.0 million, partially offset by our sale of marketable securities of approximately $103.0 million.

Cash Flows from Financing Activities

For the year ended December 31, 2022, cash used in financing activities was approximately $7.2 million, which reflects the cost for redemption of Series O and Series P Redeemable Convertible Preferred Stock of approximately $22.0 million and cost for purchase of treasury stock of approximately $3.1 million, partially offset by net proceeds of approximately $17.9 million from investors in exchange of issuance of issuance of Series O and Series P Redeemable Convertible Preferred Stock. For the year ended December 31, 2021, cash provided by financing activities was approximately $78.2 million, which is primarily attributable to the approximate $78.2 million from investors in exchange of issuance of common stock and warrants.

Contractual obligations

None.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and supplementary data required by this Item 8 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Dominari Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dominari Holdings Inc. (the “Company”) as of December 31, 2022, the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of investments and notes receivable

Description of the Matter

As of December 31, 2022, the Company held $23.1 million of investments measured using an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values, and $8.6 million of notes receivable measured using the fair value option at each reporting date. We identified the valuation of these investments and notes receivable as a critical audit matter because of the significant judgement management uses to estimate their value. This is a challenging audit area due to the subjectivity in assessing, for the investments, whether there has been an observable transaction involving the same or a similar investment with the same issuer, or if there has been impairment, and for notes receivable, whether the general economic and stock market conditions and those characteristics specific to the underlying issuer indicate there should be a change in the measurement of fair value.

How we Addressed the Matter in our Audit

Our audit procedures addressing the matter involved (1) obtaining an understanding of management’s process for accounting for their investments that do not have readily determinable fair values. (2) We evaluated the characteristics specific to the issuer of notes and general economic and stock market conditions that indicate if there should be a change in the measurement of fair value. (3) We evaluated the accounting conclusions reached by the Company as to whether any observable transactions had occurred that were identical or similar in nature through inspecting the Company’s available financial and other information regarding the investments. For the investments and the notes (4) we considered the appropriateness of the Company’s application of accounting policy by obtaining and reviewing the Company’s analysis and confirming its compliance with accounting principles generally accepted in the United States. (5) We tested the mathematical accuracy of the Company’s carrying value calculations and (6) considered whether or not any of the investments or notes should be impaired. (7) We also performed public searches for corroborating or contradictory information. (8) We evaluated the adequacy of the Company’s disclosures in the notes to the consolidated financial statements in relation to this matter.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

New York NY

March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Dominari Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Dominari Holdings Inc. (formerly AIkido Pharma, Inc.) (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 28, 2022

PCAOB ID Number 100

DOMINARI HOLDINGS INC.

(Formerly AIkido Pharma, Inc.)

Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$33,174	$65,562
Marketable securities	7,130	11,427
Prepaid expenses and other assets	564	442
Prepaid acquisition cost	301	-
Short-term investments at fair value	13	2,273
Notes receivable at fair value	7,474	6,984
Investment deposit	-	4,201
Investment in FieldPoint Securities	2,000	-
Total current assets	50,656	90,889

Convertible note receivable at fair value	-	2,147
Notes receivable at fair value	1,100	-
Investments	23,103	9,465
Right-of-use assets	919	-
Security deposit	458	155
Total assets	$76,236	$102,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$447	$381
Accrued salaries and benefits	1,260	680
Lease liability - current	82	-
Total current liabilities	1,789	1,061

Lease liability	680	-
Total liabilities	2,469	1,061

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding at December 31, 2022 and 2021; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at December 31, 2022 and 2021; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,485,096 and 5,275,329 shares issued at December 31, 2022 and 2021, respectively; 5,017,079 and 5,275,329 shares outstanding at December 31, 2022 and 2021, respectively	-	-
Additional paid-in capital	262,970	265,633
Treasury stock, at cost, 468,017 and 0 shares at December 31, 2022 and 2021, respectively	(3,322)	(264)
Accumulated deficit	(185,881)	(163,774)
Total stockholders’ equity	73,767	101,595
Total liabilities and stockholders’ equity	$76,236	$102,656

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

(Formerly AIkido Pharma, Inc.)

Consolidated Statements of Operations

($ in thousands except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating costs and expenses
General and administrative	$11,683	$7,734
Research and development	830	559
Research and development - license acquired	1,833	1,148
Total operating expenses	14,346	9,441
Loss from operations	(14,346)	(9,441)

Other (expenses) income
Other income	64	135
Interest income	687	252
Loss on marketable securities	(5,952)	(1,743)
Change in fair value of investments	(2,560)	3,626
Total other (expenses) income	(7,761)	2,270
Net loss	$(22,107)	$(7,171)
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	(4,109)	-
Net Loss Attributable to Common Shareholders	$(26,216)	$(7,171)

Net loss per share, basic and diluted
Basic and Diluted	$(4.91)	$(1.48)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	5,334,075	4,846,925

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

(Formerly AIkido Pharma, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Common Stock		Preferred Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2020					2,054,096	$-	5,559	$-	$186,485	-	$(264)	$(156,603)	$29,618
Issuance of common stock and warrants (net of offering costs of $8,031)					3,170,935	-	-	-	78,219	-	-	-	78,219
Exercise of warrants					4,705	-	-	-	84	-	-	-	84
Issuance of common stock for research and development license acquired					36,764	-	-	-	531	-	-	-	531
Conversion of Series D Preferred stock					112	-	(900)	-	-	-	-	-	-
Stock-based compensation					8,823	-	-	-	314	-	-	-	314
Fractional shares adjusted for reverse split					(106)	-	-	-	-	-	-	-	-
Net loss					-	-	-	-	-	-	-	(7,171)	(7,171)
Balance at December 31, 2021	-	$-	-	$-	5,275,329	$-	4,659	$-	$265,633	-	$(264)	$(163,774)	$101,595
Issuance of Series O redeemable convertible preferred stock for cash	11,000	11,000	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series P redeemable convertible preferred stock for cash	-	-	11,000	11,000	-	-	-	-	-	-	-	-	-
Cost on issuance of Series O and Series P Redeemable Convertible Preferred Stock	-	(1,504)	-	(1,505)	-	-	-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	1,504	-	1,505	-	-	-	-	(4,109)	-	-	-	(4,109)
Redemption of Series O Redeemable Convertible Preferred Stock	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series P Redeemable Convertible Preferred Stock	-	-	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	468,017	(3,058)	-	(3,058)
Stock-based compensation	-	-	-	-	238,244	-	-	-	1,472	-	-	-	1,472
Cancellation of common stock related to investment in CBM	-	-	-	-	(22,812)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	-	-	-	-	(5,665)	-	-	-	(26)	-	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(22,107)	(22,107)
Balance at December 31, 2022	-	$-	-	$-	5,485,096	$-	4,659	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

(Formerly AIkido Pharma, Inc.)

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(22,107)	$(7,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	(188)	-
Change in fair value of short-term investment	2,621	(3,626)
Change in fair value of long-term investment	(61)	-
Research and development-acquired license, expensed	1,833	1,148
Stock-based compensation	1,472	314
Realized loss on marketable securities	1,405	67
Unrealized loss on marketable securities	4,867	3,115
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(215)	(227)
Prepaid acquisition cost	(301)	-
Accounts payable and accrued expenses	66	(186)
Accrued salaries and benefits	580	370
Lease liabilities	31	-
Interest receivable on convertible note	(600)	(252)
Deposit	-	(155)
Net cash used in operating activities	(10,597)	(6,603)

Cash flows from investing activities
Purchase of membership interest in FPS	(2,000)	-
Purchase of marketable securities	(26,798)	(93,432)
Sale of marketable securities	28,658	103,043
Proceeds from sale of digital currencies	93	-
Proceeds from sale of DatChat common shares	-	900
Return of deposit (funding of deposit) into a managed account, net	3,898	(4,201)
Purchase of short-term and long-term investments	(15,016)	(5,666)
Purchase of research and development licenses	(1,833)	(617)
Purchase of short-term and long-term promissory notes	(1,600)	(6,880)
Purchase of convertible note	-	(2,000)
Net cash used in investing activities	(14,598)	(8,853)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of offering cost	-	78,219
Proceeds from issuance of Series O and Series P Redeemable Convertible Preferred Stock, net of discount and offering cost	17,891	-
Proceeds from exercise of warrants	-	84
Payment for fractional shares	(26)	-
Redemption of Series O and Series P Redeemable Convertible Preferred Stock	(22,000)	-
Purchase of treasury stock	(3,058)	-
Net cash (used in) provided by financing activities	(7,193)	78,303

Net (decrease) increase in cash and cash equivalents and restricted cash	(32,388)	62,847
Cash and cash equivalents, beginning of period	65,562	2,715

Cash and cash equivalents, end of period	$33,174	$65,562

Non-cash investing and financing activities
Transfer from short-term investment to marketable securites	$1,497	$-
Transfer from long-term investment to marketable securites	$1,439
Reclassify from convertible note receivable to notes receivable at fair value	$2,147	$-
Promissory convertible note receivable conversion into common shares	$899	$-

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

Dominari Holdings Inc. (the “Company”), formerly AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. In an effort to enhance shareholder value, in June of this year, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari, the Company plans to make strategic acquisitions across the fintech and financial services industries.

On September 9, 2022, Dominari entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”).   Pursuant to the terms of the FPS Purchase Agreement, Dominari purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”). FPS’s registered broker-dealer and investment adviser businesses will be operated as a wholly owned subsidiary of Dominari.  The FPS Purchase Agreement provides for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari of 20% of the FPS Membership Interests.   Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing (the “Second Closing”) occurred on March 27, 2023. Dominari paid to the Seller an additional $1.00 in consideration for a transfer by the Seller to Dominari of the remaining 80% of the Membership Interests.  The Second Closing is subject to customary closing conditions, including the accuracy of the representations and warranties of the applicable parties under the FPS Purchase Agreement and compliance therewith.

Additionally, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary of the Company, has and will continue to explore other opportunities in high growth industries.  To date, Aikido Labs has made equity investments in Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass. Finally, the Company will continue to foster and develop its historical pipeline of biotechnology assets consisting of patented technologies from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia, and acute lymphoblastic leukemia.  The Company is also developing a broad-spectrum antiviral platform, in which the lead compounds have activity in cell-based assays against multiple viruses including Influenza virus, Ebolavirus, the Marburg virus, SARS-CoV, MERS-CoV, and SARS-CoV-2, the cause of COVID-19.

Reverse Stock Split

On June 7, 2022, the Company effected a seventeen-for-one (17-for-1) reverse stock split of its class of common stock (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 20, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on June 2, 2022. The Reverse Stock Split was effective on June 7, 2022. All references to common stock, convertible preferred stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $26,000.

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information.

Our policy is to consolidate all entities that we control by ownership of a majority of the membership interest or outstanding voting stock. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aikido Labs and Dominari. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. The Company’s chief executive officer is the CODM. As of December 31, 2022, the CODM does not receive or evaluate the business lines separately and therefore the Company currently operates as one segment and, accordingly, no further segment disclosures have been presented herein.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances. As of December 31, 2022 and 2021, the Company had no cash equivalents.

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

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

Fair Value Option - Short-term Note and Convertible Note

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. The Company has elected to measure the purchases of its notes using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the consolidated statements of operations. Interest accrues on the unpaid principal balance on a quarterly basis and is recognized in interest income in the consolidated statements of operations.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Pursuant to this guidance, assets and liabilities are measured at fair value based, in part, on general economic and stock market conditions and those characteristics specific to the underlying investments. The carrying value is adjusted to estimated fair value at the end of each quarter, required to be reported separately in our consolidated balance sheets from those instruments using another accounting method

Long-term investments

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01 and related ASU 2018-03 and ASU 2019-04 concerning recognition and measurement of financial assets and financial liabilities. In adopting this guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values.

For equity investments that are accounted for using the measurement alternative, the Company initially records equity investments at cost but is required to adjust the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Investment deposit

In April 2021, the Company deposited $5 million with a fund to identify opportunities to expand the Company’s investments in Asia. The cash is held, net management expenses, in bank accounts on behalf of the Company until the fund manager identified investments. In October 2022, the Company withdrew and transferred the funds to its marketable securities account. During the period ended October 2022 and the year ended December 31, 2021, the Company incurred legal and advisory fees related to the account of approximately $8 thousand and $0.8 million, respectively. Investment deposit was $0 and $4.2 million as of December 31, 2022 and 2021, respectively.

Investment in FPS

October 4, 2022, the Company completed the first of two closings related the FPS Purchase Agreement, wherein, the Company paid to the Seller $2.0 million in consideration for a transfer by the Seller to the Company of 20% of the Membership Interests in FPS. The $2.0 million is held in a bank account as collateral pending the completion of the second closing. Upon completion of the second closing, the $2.0 million will be released back to the Company. There were no indicators of impairment from date of investment, October 4, 2022, through December 31, 2022. The Investment in FPS was $2.0 million as of December 31, 2022.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred. See Note 14 - Commitment and Contingencies.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary difference resulting from matters that have been recognized in the Company’s consolidated financial statement or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities measured at the enacted tax rates in effect for the year in which these items are expected to reverse. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law and is effective for taxable years beginning after December 31, 2022, and remains subject to future guidance releases. This legislation, among other tax law changes, imposes a Corporate Alternative Minimum Tax as well as a 1% excise tax on stock buy-backs. The Company has not completed its analysis of this legislation, but it is not expected to have a material impact on the Company’s tax liability.

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Effect of new accounting pronouncements not yet adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value of the equity security. ASU 2022-03 also clarifies that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in ASU 2022-03 may be early adopted and are effective on a prospective basis for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of the amendments on the Company’s consolidated financial statements and whether it will early adopt the amendments in ASU 2022-03.

Effect of new accounting pronouncements to be adopted in future periods

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

Note 4. License agreements

Silo Pharma Inc.

Effective January 5, 2021, the Company entered into an exclusive patent license agreement (the “License Agreement”) with Silo Pharma Inc., a Delaware corporation and Silo Pharma Inc., a Florida corporation, and their affiliates/subsidiaries (collectively, “Silo Pharma”). On April 12, 2021, the Company entered into an amendment to the License Agreement, effective as of January 5, 2021, in which 500 shares of the Company’s Series M Convertible Preferred Stock were exchanged for 36,764 restricted shares of the Company’s common stock, par value $0.001 per share, or approximately $0.5 million. The Company paid a one-time nonrefundable cash payment of $0.5 million to Silo Pharma for the License Agreement. The restricted stock and cash payment were recorded as research and development expense when incurred. The Company paid Silo Pharma a running royalty equal to 2% of “net sales” (as such term is defined in the License Agreement). Running royalties are amounts paid to the licensor over time based on the revenue earned by the licensee from sales of products that embody the licensed IP, if any.

University of Maryland

On April 13, 2020, the Company entered into a license agreement with the University of Maryland (“UM”) pursuant to which UM granted the Company an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer.

During the year ended December 31, 2022, the Company paid approximately $1.8 million of additional license fees to UM.

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the years ended December 31, 2022 and 2021, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	Years Ended December 31,
	2022	2021
Realized (loss) gain	$(1,405)	$(67)
Unrealized loss	(4,867)	(3,115)
Dividend income	320	1,439
Total	$(5,952)	$(1,743)

Note 6. Short-term investments

The following table presents the Company’s short-term investments as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Investment in Hoth Therapeutics, Inc.	-	770
Investment in DatChat, Inc.	-	1,084
Investment in Vicinity Motor Corp.	13	419
Total	13	2,273

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

The change in the fair value of the short-term investments for the year ended December 31, 2022, is summarized as follows: ($ in thousands):

Beginning balance	$2,273
Transfer to marketable securities	(1,497)
Change in fair value of short-term investment	(763)
Ending balance	$13

Investment in Hoth Therapeutics, Inc.

On March 11, 2022, 1,130,701 shares of Hoth common stock were transferred to the marketable securities account and were sold for net proceeds of approximately $0.9 million.

On August 17, 2022, the remaining 35,714 shares of Hoth common stock were transferred to and subsequently sold from the marketable securities account, resulting in an investment in Hoth of $0 as of December 31, 2022.

The following table summarizes the Company’s investment in Hoth as of December 31, 2021:

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

On September 22, 2021, the Company entered into a Stock Transfer Agreement, by and between the Company and a purchaser, and sold 167,084 shares of DatChat common stock for net proceeds of approximately $0.9 million.

On February 14, 2022, 357,916 shares of DatChat common stock were transferred to and subsequently sold from the marketable securities account, resulting in an investment in DatChat of $0 as of December 31, 2022.

The following table summarizes the Company’s investment in DatChat as of December 31, 2021:

Security Name	Shares Owned as of December 31, 2021	Fair value per Share as of December 31, 2021	Fair value as of December 31, 2021 (in thousands)
DATS	357,916	$3.03	$1,084

Investment in Vicinity Motor Corp.

On October 25, 2021, the Company entered into a warrant agreement with Vicinity Motor Corp. (“Vicinity”) that entitles the Company to purchase up to 246,399 shares of Vicinity common stock at $5.10 per share. The warrant expires on October 25, 2024. The fair value was determined using a Black-Scholes simulation. The Company recorded the fair value of the Vicinity warrant of approximately $13,000 and $0.4 million in the consolidated balance sheet as of December 31,2022 and 2021, respectively, reflecting the benefit received as part of its purchase of Vicinity common shares through its brokerage account. The initial investment in Vicinity was measured at approximately $0.6 million. Gains or losses associated with changes in the fair value of investments in Vicinity warrants are recognized as Change in fair value of investment on the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded approximately $0.4 million of change in fair value of investment for this investment.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	December 31, 2021
Option term (in years)	1.8	2.8
Volatility	76.90%	95.52%
Risk-free interest rate	4.47%	0.97%
Expected dividends	0.00%	0.00%
Stock price	$0.96	$3.50

Note 7. Long-Term Investments

The following table presents the Company’s other investments as of December 31, 2022, and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Investment in Kerna Health Inc	$4,940	$3,800
Investment in Kaya Now	-	1,665
Investment in Tevva Motors	2,794	2,000
Investment in ASP Isotopes	-	1,000
Investment in AerocarveUS Corporation	1,000	1,000
Investment in Qxpress	1,000	-
Investment in Masterclass	170	-
Investment in Kraken	597	-
Investment in Epic Games	3,500	-
Investment in Tesspay	2,500	-
Investment in SpaceX	3,674	-
Investment in Databricks	1,200	-
Investment in Discord	476	-
Investment in Thrasio	300	-
Investment in Automation Anywhere	476	-
Investment in Anduril	476	-
Total	$23,103	$9,465

The change in the value of the long-term investments for the year ended December 31, 2022, is summarized as follows: ($ in thousands):

Beginning balance	$9,465
Purchase of investments	15,016
Change in fair value of long-term investments	61
Transfer to marketable securities	(1,439)
Ending balance	$23,103

Investment in Kerna Health Inc

On September 15, 2021, the Company entered into a securities purchase agreement (the “Kerna Securities Purchase Agreement”) with Kerna Health Inc., (“Kerna”). Under the Kerna Securities Purchase Agreement, the Company agreed to purchase 1,333,334 shares of common stock of Kerna for $1.0 million. Kerna, a private company, raised capital during the fourth quarter of 2021, increasing its share price value to $2.85 per share. Therefore, the Company recorded a $2.8 million unrealized gain on this investment during the fourth quarter of 2021. The investment in Kerna was valued at $3.8 million as of December 31, 2021. In May 2022, the Company purchased additional 400,000 shares of common stock of Kerna Health Inc, (“Kerna”) for approximately $1.1 million. The investment in Kerna was valued at $4.9 million as of December 31, 2022.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Investment in Kaya Holding Corp. (a.k.a Kaya Now Inc.)

On September 29, 2021, the Company entered into a securities purchase agreement (the “Kaya Securities Purchase Agreement”) with Kaya Holding Corp., (“Kaya”). Under the Kaya Securities Purchase Agreement, the Company agreed to purchase 8,325,000 shares of common stock of Kaya for approximately $0.7 million. Kaya, a private company, raised capital during the fourth quarter of 2021, increasing its share price value to $0.20 per share. Therefore, the Company recorded approximately $1.0 million in unrealized gain on this investment during the fourth quarter of 2021. The investment in Kaya was valued at approximately $1.7 million as of December 31, 2021. On March 2, 2022, the Company purchased additional 3,375,000 shares of common stock of Kaya Now Inc., aka Kaya Holding Corp., (“Kaya”) for approximately $0.6 million.

On July 21, 2022, in consideration for extending the maturity date of the Kaya Now Promissory Note (See Note 8 – Notes Receivable) to February 1, 2023, Kaya agreed to issue to the Company 1,000,000 shares at $0.2 per share of common stock.

During the fourth quarter of 2022, the Company identified indicators of impairment for the Kaya investment as a result of adverse changes in Kaya’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of approximately $3.1 million in the fourth quarter of 2022. The impairment charge represents an unrealized impairment loss of approximately $2.5 million in stock, $0.5 million related to the promissory note (See Note 8 – Notes Receivable), and $50,000 in Kaya warrants (See Note 9 – Fair Value of Financial Assets and Liabilities). The investment in Kaya was valued at $0 as of December 31, 2022.

Investment in Tevva Motors Ltd.

On September 22, 2021, the Company entered into a securities purchase agreement (the “Tevva Motors Subscription Agreement”) with Big Sky Opportunities Fund, LLC, who handled the offering for Tevva Motors. Under the Tevva Motors Subscription Agreement, the Company agreed to purchase 29,004 interests of Tevva Motors for approximately $1.0 million. Subsequently, on September 30, 2021, the Company entered into a second securities purchase agreement with Big Sky Opportunities Fund, LLC to purchase an additional 29,004 interests of Tevva Motors for approximately $1.0 million. The investment in Tevva was valued at approximately $2.0 million as of December 31, 2021. Tevva Motors (“Tevva”), a private company, raised capital during the first quarter of 2022, increasing its share price value to $58.0 per share. Subsequent to the first quarter raise, Tevva had an additional fund raise in the second quarter at a lower valuation of $48.16 per share. Therefore, the Company recorded a first quarter unrealized gain of approximately $1.4 million offset by a second quarter unrealized loss of approximately $0.6 million. The investment in Tevva was valued at approximately $2.8 million as of December 31, 2022.

Investment in ASP Isotopes Inc.

On November 18, 2021, the Company entered into a securities purchase agreement (the “ASP Securities Purchase Agreement”) with ASP Isotopes Inc., (“ASP Isotopes”). Under the ASP Securities Purchase Agreement, the Company agreed to purchase 500,000 shares of common stock of ASP Isotopes for $1.0 million. The investment in ASP Isotopes was valued at approximately $1.0 million as of December 31, 2021. In August 2022, the Company purchased additional 100,000 shares of common stock of ASP Isotopes Inc. (“ASP”) for $0.3 million. In November 2022, the Company transferred all 600,000 shares of ASP Isotopes common stock, approximately $1.4 million, inclusive of a $0.1 million unrealized gain, to the marketable securities account.

Investment in AerocarveUS Corporation

On November 22, 2021, the Company entered into a securities purchase agreement (the “AerocarveUS Securities Purchase Agreement”) with AerocarveUS Corporation, (“AerocarveUS”). Under the AerocarveUS Securities Purchase Agreement, the Company agreed to purchase 250,000 shares of common stock of AerocarveUS for $1.0 million. The investment in AerocarveUS was valued at approximately $1.0 million as of December 31, 2021. The investment in AerocarveUS Corporation was valued at $1.0 million as of December 31, 2022.

Investment in Qxpress

On January 27, 2022, the Company entered into a securities purchase agreement (the “Qxpress Securities Purchase Agreement”) with Qxpress. Under the Qxpress Securities Purchase Agreement, the Company agreed to purchase 46,780 shares of common stock of Qxpress for $1.0 million. The investment in Qxpress was valued at $1.0 million as of December 31, 2022.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Investment in Masterclass (a.k.a. Yanka Industries Inc.)

In March of 2022, the Company entered into a securities purchase agreement (the “Masterclass Securities Purchase Agreement”) with Masterclass. Under the Masterclass Securities Purchase Agreement, the Company agreed to purchase 4,841 shares of common stock of Masterclass for approximately $0.2 million. Although there was also a private fund raise in the second quarter, the per share amount approximated the fair value of the Company’s investment in Masterclass, resulting in no unrealized gain or loss. The investment in Masterclass was valued at approximately $0.2 million as of December 31, 2022.

Investment in Kraken (a.k.a. Payward, Inc.)

In March of 2022, the Company entered into a securities purchase agreement (the “Kraken Securities Purchase Agreement”) with Kraken. Under the Kraken Securities Purchase Agreement, the Company agreed to purchase a total of 8,409 shares of common stock of Kraken for approximately $0.5 million. In August 2022, the Company entered into a common stock transfer agreement with a private seller to purchase 3,723 shares of Kraken for approximately $0.1 million. The investment in Kraken was valued at approximately $0.6 million as of December 31, 2022.

Investment in Epic Games, Inc.

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Epic Games. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. In April 2022, the Company invested an additional $2 million for the purchase of additional shares of common stock of Epic Games. Although there was also a fund raise in April, the per share amount approximated the fair value of the Company’s investment in Epic Games, resulting in no unrealized gain or loss. The investment in Epic Games was valued at $3.5 million as of December 31, 2022.

Investment in Tesspay Inc.

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO. Tesspay, a private company, raised capital during the first quarter of 2022, increasing its share price value to $0.25 per share. Therefore, the Company recorded $10,000 in unrealized gain on this investment during the first quarter of 2022. Subsequent to the first quarter raise, Tesspay had an additional fund raise in the fourth quarter at $0.50 per share, resulting in an additional unrealized gain of approximately $1.3 million. The investment in Tesspay was valued at approximately $2.5 million as of December 31, 2022.

Investment in SpaceX (a.k.a. Space Exploration Technologies Corp.)

On March 30, 2022, the Company entered into a securities purchase agreement (the “SpaceX Securities Purchase Agreement”) with SpaceX, under which the company agreed to purchase shares of common stock of SpaceX for $1.5 million. In April 2022, the Company invested an additional $2.0 million for the purchase of additional shares of common stock of SpaceX. The Company identified a private fund raise on January 3, 2023. Given the proximity to the December 31, 2022 valuation date, the value of the fund raise was used as a proxy for the fair valuation of the Company’s investment in SpaceX as of December 31, 2022. The per share price of SpaceX’s recent fund raise resulted in an unrealized gain of approximately $0.6 million. The investment in SpaceX was valued at approximately $3.7 million as of December 31, 2022.

Investment in Databricks, Inc.

On March 25, 2022, the Company entered into a securities purchase agreement (the “Databricks Securities Purchase Agreement”) with Databricks. Under the Databricks Securities Purchase Agreement, the Company agreed to purchase an aggregate of 3,830 shares of common stock of Databricks for a total $1.2 million. The investment in Databricks was valued at $1.2 million as of December 31, 2022.

Investment in Discord Inc.

In May 2022, the Company entered into a securities purchase agreement (the “Discord Securities Purchase Agreement”) with privately-held company Discord, Inc., a social communications platform provider that is particularly popular with gamers, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Discord Securities Purchase Agreement, the Company agreed to purchase a total of 618 shares of common stock of Discord for approximately $0.5 million. The investment in Discord was valued at $0.5 million as of December 31, 2022.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Investment in Thrasio Holdings, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Thrasio Securities Purchase Agreement”) with privately-held company Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Thrasio Securities Purchase Agreement, the Company agreed to purchase a total of 20,000 shares of common stock of Thrasio for $0.3 million. The investment in Thrasio was valued at $0.3 million as of December 31, 2022.

Investment in Automation Anywhere, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Automation Anywhere Securities Purchase Agreement”) with privately-held company Automation Anywhere, Inc., a provider of business automation solutions, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Automation Anywhere Securities Purchase Agreement, the Company agreed to purchase a total of 18,490 shares of common stock of Automation Anywhere for approximately $0.5 million. The investment in Automation Anywhere was valued at $0.5 million as of December 31, 2022.

Investment in Anduril Industries, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Anduril Securities Purchase Agreement”) with privately-held company Anduril Industries, Inc., a defense products company, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Anduril Securities Purchase Agreement, the Company agreed to purchase a total of 14,880 shares of common stock of Anduril for approximately $0.5 million. The investment in Anduril was valued at $0.5 million as of December 31, 2022.

Note 8. Notes Receivable

The following table presents the Company’s notes receivable as of December 31, 2022 and 2021 ($ in thousands):

December 31, 2022

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Shor-term convertible notes receivable
Convergent Investment	01/29/2023	8%	$2,000	$307	$2,307

Short-term notes receivable
Raefan Industries LLC Investment	6/30/2023	8%	$4,730	$437	$5,167
Total					$7,474

Long-term notes receivable
American Innovative Robotics Investment	04/01/2027	8%	$1,100	$-	$1,100

December 31, 2021

	Maturity Date	Stated Interest Rate	Interest Receivable	Fair Value
Shor-term convertible notes receivable
Slinger Bag Inc Investment	08/06/2022	8%	$45	$1,445
Nano Innovations Inc Investment	12/26/2022	10%	$1	$751
Short-term notes receivable
Raefan Group LLC Investment	10/13/2022	8%	$48	$2,828
Raefan Industries LLC Investment	12/06/2022	8%	$11	$1,961

Long-term convertible note receivable
Convergent Investment	01/29/2023	8%	$147	$2,147

Convergent Therapeutics, Inc. Investment

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

The Company recorded an interest income receivable of approximately $0.2 million and $0.1 million on the Convergent Convertible Note as of December 31, 2022 and 2021, respectively.

Mr. Jeffrey Cooper Investment

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

Raefan Group LLC promissory note was satisfied and replaced with a personal note issued to Mr. Jeffrey Cooper, of Raefan Industries. The Mr. Jeffrey Cooper Promissory Note shall mature on March 11, 2023.

On December 6, 2022, Mr. Jeffrey Cooper agreed to amend the original promissory note. See Raefan Industries LLC Investment described below.

The Company recorded an interest income receivable of approximately $0.2 million on the Mr. Jeffrey Cooper Promissory Note as of December 6, 2022.

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

The Company recorded an interest income receivable of approximately $0.1 million on the Raefan Industries Promissory Note as of December 6, 2022.

The Company recorded an interest income receivable of approximately $11,000 on the Raefan Industries Promissory Note as of December 31, 2021.

On December 6, 2022, the Company, Raefan Industries and Mr. Jeffrey Cooper entered into a Consolidated, Amended and Restated Promissory Note agreement (the “Raefan Amended Note Agreement”). Pursuant to the Raefan Amended Note Agreement, Raefan Industries and Mr. Jeffrey Cooper agreed to consolidate, amend, restate and replace (i) Raefan Industries Promissory Note dated December 6, 2021 in the principal amount of approximately $2.0 million and (ii) Mr. Jeffrey Cooper Promissory Note dated March 11, 2022 issued by Mr. Jeffrey Cooper in the principal amount of approximately $2.8 million with Raefan Amended Note in the principal amount of approximately $4.8 million. All accrued and unpaid interest due under the original notes prior to December 6, 2022 remain due and payable accordance with the terms of this Amended Note. The Company will receive interest on the Raefan Amended Note at the rate of 8% per annum payable upon conversion or maturity of the Raefan Amended Note. The Raefan Amended Note shall mature on September 30, 2023.

The Company recorded an interest income receivable of approximately $26,000 on the with Raefan Amended Note as of December 31, 2022.

Slinger Bag Inc. (a.k.a, Connexa Sports Technologies Inc.) Investment

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

The Company recorded an interest income receivable of approximately $45,000 on the Slinger Bag Convertible Note as of December 31, 2021.

The Company recorded an interest income receivable of approximately $63,000 on the Slinger Bag Convertible Note as of June 17, 2022. On June 17, 2022, the Company received 558,659 shares of common stock of Connexa Sports Technologies Inc. as a result of conversion of principal and accrued interest on the Slinger Bag Convertible Note. All the 558,659 shares of common stock of Connexa Sports received were transferred to marketable securities account.

Nano Innovations Inc. Investment

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

During the fourth quarter of 2022, the Company identified indicators of impairment for the Nano investment as a result of adverse changes in Nano’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge in the fourth quarter of 2022 of $750,000, which represents an impairment loss on the total investment held. The investment in Nano was valued at $0 as of December 31, 2022. The Company recorded an interest income receivable of approximately $0 and $1,000 on the Nano Convertible Note as of December 31, 2022, and 2021, respectively.

Kaya Now Inc. Investment

On April 5, 2022, the Company purchased an 8% promissory note (“Kaya Now Promissory Note”) issued by Kaya Now Inc. (“Kaya”) in the principal amount of $0.5 million pursuant to a Note Purchase Agreement with Kaya Now. The Company paid a purchase price for the Kaya Now Promissory Note of $0.5 million. The Company will receive interest on the Kaya Now Promissory Note at the rate of 8% per annum payable upon conversion or maturity of the Kaya Now Promissory Note. The Kaya Now Promissory Note shall mature on February 1, 2023.

On July 21, 2022, the Company and Kaya executed an amendment of the Kaya Now Promissory Note (“Kaya Amendment”) such that the Kaya Now Promissory Note shall mature on February 1, 2023. In consideration of the Kaya Amendment, Kaya has agreed to issue to the Company 1,000,000 additional shares at $0.2 per share of Kaya’s common stock. Under the Kaya Amendment, interest on the Note during the extended term shall be paid on October 1, 2022 and January 1, 2023 at the rate of 8% per annum.

During the fourth quarter of 2022, the Company identified indicators of impairment for the Kaya investment as a result of adverse changes in Kaya’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of $0.5 million in the fourth quarter of 2022. The impairment charge represents an impairment loss of the total investment held as a promissory note resulting in a $0 balance for the Kaya Now Promissory Note as of December 31, 2022.

The Company recorded interest income related to the Kaya Now Promissory Note of approximately $20,000 for the year ending December 31, 2022.

American Innovative Robotics, LLC Investment

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

The Company recorded an interest income of approximately $67,000 on the Robotics Promissory Note as of December 31, 2022.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of December 31, 2022 and 2021 ($ in thousands):

	Fair value measured as of December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$7,130	$7,130	$-	$-
Total marketable securities	$7,130	$7,130	$-	$-
Short-term investment	$13	$-	$-	$13
Short-term notes receivable at fair value	$7,474	$-	$-	$7,474
Long-term notes receivable at fair value	$1,100	$-	$-	$1,100

	Fair value measured as of December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$11,427	$11,427	$-	$-
Total marketable securities	$11,427	$11,427	$-	$-
Short-term investment	$2,273	$1,854	$-	$419
Notes receivable at fair value	$6,984	$-	$-	$6,984
Convertible note receivable at fair value	$2,147	$-	$-	$2,147

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

	Fair Value of Level 3 short-term investment
	December 31, 2022	December 31, 2021
Beginning balance	$419	$-
Change in fair value of investment	(406)	419
Ending balance	$13	$419

	Fair Value of Level 3 Notes receivable at fair value
	December 31, 2022	December 31, 2021
Beginning balance	$6,984	$-
Accrued interest receivable	600	104
Reclassify from convertible note receivable to notes receivable at fair value	2,147	-
Purchase of notes receivable	500	6,880
Change in fair value of short-term investment	(1,858)	-
Conversion of note receivable to marketable securities	(899)	-
Ending balance	$7,474	$6,984

	Fair Value of Level 3 Convertible note receivable
	December 31, 2022	December 31, 2021
Beginning balance	$2,147	$-
Purchase of notes receivable	-	2,000
Reclassification to notes receivable at fair value	(2,147)	-
Accrued interest receivable	-	147
Ending balance	$-	$2,147

	Fair Value of Level 3 Long-term notes receivable at fair value
	December 31, 2022	December 31, 2021

Beginning balance	$-
Purchase of notes receivable	1,100
Ending balance	$1,100

Short-term Note Receivable and Convertible Notes Receivable

Convergent Therapeutics, Inc. Investment

As of December 31, 2022, the fair value of the Convergent Convertible Note was measured at $2.3 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the year ended December 31, 2022.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Raefan Industries LLC Investment

As of December 31, 2022, the fair value of the Raefan Industries Promissory Note was measured at approximately $5.2 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the year ended December 31, 2022.

Slinger Bag Inc. Investment

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

As of December 31, 2022, the fair value of the Slinger Bag Convertible Note was $0.

Nano Innovations Inc. Investment

During the fourth quarter of 2022, the Company identified indicators of impairment for the Nano Convertible Note as a result of adverse changes in Nano’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge in the fourth quarter of 2022 resulting in a $0 fair value for the Nano Convertible Note as of December 31, 2022.

Kaya Now Inc. Investment

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

During the fourth quarter of 2022, the Company identified indicators of impairment for the Kaya investment as a result of adverse changes in Kaya’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge in the fourth quarter of 2022 of $0.5 million, which represents an unrealized loss on the total investment held. The investment in Kaya was valued at $0 as of December 31, 2022.

American Innovative Robotics LLC Investment

As of December 31, 2022, the fair value of the Robotics Promissory Note was measured at $1.1 million, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value for principal was recorded during the year ended December 31, 2022.

Note 10. Leases

On December 1, 2021, the Company entered into a Lease Agreement (the “Company’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under the Company’s Lease, the Company will rent a portion of the twenty-second floor at 725 Fifth Avenue, New York, New York (the “22nd Floor Premises”). The Company plans to use the 22nd Floor Premises to run its day-to-day operations. The initial term of the Company’s Lease is seven (7) years commencing on July 11, 2022 (“Commencement Date). Under the Company’s Lease, the Company will pay monthly rent, commencing on January 11, 2023, equal to $12,874. Effective for the sixth and seventh years of the Company’s Lease, the rent shall increase to $13,502. The Company took possession of the 22nd Floor Premises on the Commencement Date.

On September 23, 2022, Dominari entered into a Lease Agreement (“Dominari’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under Dominari’s Lease, Dominari will rent a portion of a floor at 725 Fifth Avenue, New York, New York (the “Premises”). Dominari plans to use the Premises to run its day-to-day operations. The initial term of Dominari’s Lease is seven (7) years commencing on the date that possession of the Premises is delivered to Dominari. Under Dominari’s Lease, Dominari will pay monthly rent equal to $49,368. Effective for the sixth and seventh years of Dominari’s Lease, the rent shall increase to $51,868 per month. The Company has taken possession of the Premises in February 2023.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

The tables below represent the Company’s lease assets and liabilities as of December 31, 2022:

December 31, 2022
Assets:
Operating lease right-of-use-assets	$919

Liabilities:
Current
Operating	82
Long-term
Operating	680
$762

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

December 31, 2022
Weighted-average remaining lease term - operating leases (in years)	7.1
Weighted-average discount rate - operating leases	10.0%

During the year ended December 31, 2022, the Company recorded approximately $0.1 million as lease expense to current period operations.

Year Ended December 31, 2022
Operating leases
Operating lease cost	$73
Variable lease cost	-
Operating lease expense	73
Short-term lease rent expense	67
Net rent expense	$140

Supplemental cash flow information related to leases were as follows:

Year Ended December 31, 2022
Operating cash flows - operating leases	$231
Right-of-use assets obtained in exchange for operating lease liabilities	$960

As of December 31, 2022, future minimum payments during the next five years and thereafter are as follows:

Operating Leases
Remaining Period Ended December 31, 2023	$154
Year Ended December 31, 2024	154
Year Ended December 31, 2025	142
Year Ended December 31, 2026	142
Year Ended December 31, 2027	142
Thereafter	337
Total	1,071
Less present value discount	(309)
Operating lease liabilities	$762

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note 11. Net Loss per Share

Basic loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Convertible preferred stock	34	34
Warrants to purchase common stock	444,796	341,268
Options to purchase common stock	54,722	28,203
Total	499,552	369,505

Note 12. Redeemable Convertible Preferred Stock

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

In connection with the Offerings, the Company has entered into an engagement agreement (the “Engagement Agreement Agreement”) with H.C Wainwright & Company, LLC, as placement agent (“HCW”), pursuant to which the Company agreed to pay HCW an aggregate cash fee equal to 8% of the aggregate gross proceeds raised in the offerings and issue HCW common stock purchase warrants to purchase up to 103,528 shares of common stock in the aggregate at an exercise price of $21.25. The warrants were recorded as a component of stockholders’ equity in accordance with ASC 815.

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

During the year ended December 31, 2022, the Company recognized approximately $4.1 million in deemed dividends related to the Preferred Stock in the consolidated statements of operations and the consolidated statements of changes in redeemable preferred stock and stockholders’ equity.

Note 13. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

Public Offering

On February 19, 2021, the Company consummated the public offering pursuant to an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative to the underwriters named therein (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the “Offering”) an aggregate of 2,757,352 shares (the “Shares”) of common stock, $0.0001 par value per share, of the Company (the “Common Stock”). The Company received gross proceeds of approximately $75 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On February 23, 2021, the Underwriter partially exercised its over-allotment option and purchased an additional 413,583 Shares, resulting in aggregate proceeds of approximately $86.2 million, before deducting underwriting discounts and commissions and other expenses. The total net proceeds received from these two offerings were approximately $78.2 million.

In connection with the Offering, the Company issued the Underwriter warrants (the “Underwriter’s Warrants”) to purchase up to 253,674 shares of Common Stock, or 8% of the Shares sold in the Offering. The Underwriter’s Warrants will be exercisable for a period of five years from February 19, 2021 at an exercise price of $34.00 per share, subject to adjustment.

Treasury Stock

On January 21, 2022, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company authorized the Share Buyback Program in an amount of up to three million dollars. During the year ended December 31, 2022, the Company repurchased 468,017 shares at a cost of approximately $3.1 million or $6.53 per share through marketable securities account under the Share Buyback Program. The Company records treasury stock using the cost method.

Preferred Stock

Series D Convertible Preferred Stock

In connection with the acquisition of North South’s patent portfolio in September 2013, the Company issued 1,379,685 shares of its Series D Convertible Preferred Stock (“Series D Preferred Stock”) to the stockholders of North South. Each share of Series D Preferred Stock has a stated value of $0.0001 per share and is convertible into 10 over 1,373 of a share of Common Stock. Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D Preferred Stock shall be entitled to receive, for each share of Series D Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of Common Stock on an “as converted” basis. Each holder of Series D Preferred Stock shall be entitled to vote on all matters submitted to its stockholders and shall be entitled to such number of votes equal to the number of shares of Common Stock such shares of Series D Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation and the conversion limitations described below. The conversion ratio of the Series D Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.

On December 21, 2021, the Company issued 112 shares of common stock upon the conversion of 900 shares of Series D Convertible Preferred stock.

As of December 31, 2022, and 2021, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding, respectively.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Series D-1 Convertible Preferred Stock

The Company’s Series D-1 Convertible Preferred Stock (“Series D-1 Preferred Stock”) was established on November 22, 2013. Each share of Series D-1 Preferred Stock has a stated value of $0.0001 per share and is convertible into 10 over 1,373 of a share of Common Stock. Upon the liquidation, dissolution or winding up of the Company’s business, each holder of Series D-1 Preferred Stock shall be entitled to receive, for each share of Series D-1 Preferred Stock held, a preferential amount in cash equal to the greater of (i) the stated value or (ii) the amount the holder would receive as a holder of Common Stock on an “as converted” basis. Each holder of Series D-1 Preferred Stock shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to such number of votes equal to the number of shares of Common Stock such shares of Series D-1 Preferred Stock are convertible into at such time, taking into account the beneficial ownership limitations set forth in the governing Certificate of Designation. The conversion ratio of the Series D-1 Preferred Stock is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company commenced an exchange with holders of Series D Convertible Preferred Stock pursuant to which the holders of the Company’s outstanding shares of Series D Preferred Stock acquired in the Merger could exchange such shares for shares of the Company’s Series D-1 Preferred Stock on a one-for-one basis.

As of December 31, 2022 and 2021, 5,000,000 Series D-1 Preferred Stock was designated; 834 shares remained issued and outstanding.

Warrants

A summary of warrant activity for year ended December 31, 2022, and 2021 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	101,347	$52.26	57,333	1.11
Issued	253,670	34.00	-	4.14
Exercised	(4,705)	17.85	-	-
Expired	(9,044)	334.51	-	-
Outstanding as of December 31, 2021	341,268	$31.68	-	3.87
Issued	103,528	21.25	-	4.15
Outstanding as of December 31, 2022	444,796	$29.25	-	3.20

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

Restricted Stock Awards

Pursuant to the January 5, 2021, License Agreement, the Company issued and delivered to Silo Pharma 36,764 shares of the Company’s restricted stock as consideration for the license of the Silo Pharma patents. This restricted stock award vested immediately.

On July 31, 2021, the Company issued each of its six directors 1,470 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan. These shares have a total fair value of approximately $0.1 million. These restricted stock awards vested immediately.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

During the year ended December 31, 2022, the Company issued an aggregate of 238,244 shares of the Company’s common stock to members of the Company’s Board of Directors and an employee for services rendered.

A summary of restricted stock awards activity for the year ended December 31, 2022, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	-	$-
Granted	238,244	6.13
Vested	(230,176)	6.15
Nonvested at December 31, 2022	8,068	$5.64

As of December 31, 2022, approximately $300 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.01 year as of December 31, 2022.

Stock Options

A summary of option activity under the Company’s stock option plan for year ended December 31, 2022 and 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	22,591	$680.79	$68,996	8.9
Employee options granted	5,882	21.08	-	9.1
Employee options expired	(270)	-	-	-
Outstanding as of December 31, 2021	28,203	$548.35	$-	8.2
Employee options granted	170,587	5.95	-	0.3
Employee options forfeited	(167,381)	41.90	-	-
Employee options expired	(216)	73.70	-	-
Outstanding as of December 31, 2022	31,193	$302.97	$-	7.9
Options vested and exercisable	25,311	$372.00	$-	7.6

The fair value of options granted in 2022 and 2021 was estimated using the following assumptions:

	For the Years Ended December 31,
	2022	2021
Exercise price	$5.95	$21.08
Term (years)	10.00	10.00
Expected stock price volatility	117.0%	124.1%
Risk-free rate of interest	2.92%	0.45%

Stock-based compensation associated with the amortization of stock option expense was $13,000 and $0.2 million for the years ended December 31, 2022, and 2021, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $76,000.

2014 Plan and Option Grants

On November 17, 2020, the Board of Directors approved to amend 2014 Equity Incentive Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2014 Plan from 14,314 to 294,117 shares.

At December 31, 2022, there were 25,537 shares available for grant under the 2014 Equity Incentive Plan.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies

Legal Proceedings

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Note 15. Income Taxes

The income tax provision consists of the following ($ in thousands):

	For the years ended December 31,
	2022	2021
Federal
Current	$-	$-
Deferred	(3,618)	(1,581)
Increase in valuation allowance	3,618	1,581
State and local
Current
Deferred	(4,825)	2,492
Increase in valuation allowance	4,825	(2,492)
Income Tax Provision (Benefit)	$-	$-

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021
U.S. Statutory Federal Rate	21.00%	21.00%
State Taxes, Net of Federal Tax Benefit	13.58%	%
Other Permanent Differences	(0.11)%	(0.87)%
State rate change in effect	2.95%	(5.65)%
AMT credit benefit	-%	-%
Decrease due to true up of State NOL	0.69%	(44.95)%
Decrease due to change in Federal NOL and other true ups	0.04%	12.96%
Change in Valuation Allowance	(38.15)%	17.51%
Income Tax Benefit	0.00%	0.00%

As of December 31, 2022 and 2021, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following ($ in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net-operating loss carryforward	$26,241	$20,161
Stock based compensation	8,358	8,196
Patent portfolio and other	15,299	13,917
Total Deferred Tax assets	49,898	42,274
Valuation allowance	(49,115)	(39,759)
Deferred Tax Asset, Net of Allowance	$783	$2,516
Deferred tax liability:
Fair value adjustment of investment	$(726)	$(2,516)
Net lease liability	(56)	-

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not, the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a full allowance for the deferred tax assets as of December 31, 2022 and 2021. As of December 31, 2022, the change in valuation allowance is approximately $9.4 million.

As of December 31, 2022, the Company has approximately $41 million federal net operating loss carryovers (“NOLs”), which expire from 2033 through 2037, and $49 million of federal NOLs with indefinite utilization. The Company has approximately $113 million of state and city NOLs, which expire from 2024 through 2041.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2022 and 2021, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns. As of December 31, 2022, the Company’s U.S. and state tax returns (Delaware, New York, New York City, Pennsylvania, Virginia, and Texas) remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2018, however, there were no audits pending in any of the above-mentioned jurisdictions during 2022 and 2021. The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

Note 16. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build our investment processes. Kyle Wool, Board Member, is the president of Revere. The Company incurred fees of approximately $1.0 million and $1.2 million during the years ending December 31, 2022, and 2021, respectively. These fees were included in general and administrative expense in the consolidated statements of operations.

Note 17. Subsequent Events

Amendment to Christopher Devall’s Employment Agreement

Effective as of January 1, 2023, Dominari Holdings Inc. (the “Company”) and Christopher Devall amended his employment agreement with the Company, dated as of July 1, 2022 (the “Employment Agreement”). In accordance with the terms of Mr. Devall’s Employment Agreement, which is for a term of five (5) years, Mr. Devall was employed by the Company as the Vice President of Operations. Under the provisions of the Employment Agreement, Mr. Devall was to become Chief Operating Officer of the Company on July 1, 2024, but the Company and Mr. Devall entered into an Amendment to the Employment Agreement, dated as of January 1, 2023 (the “Amendment” and collectively with the Employment Agreement, the “Amended Employment Agreement”), pursuant to which his appointment as Chief Operating Officer of the Company was accelerated to January 1, 2023, and his base salary was increased to $350,000 per year, as of January 1, 2023.

In addition to the payment of base salary, Mr. Devall received a signing bonus in the form of a restricted stock grant of 8,068 shares of the Company’s common stock, which was fully vested on January 1, 2023. The Amended Employment Agreement also provides for a grant of restricted stock to Mr. Devall with a value of $1,000,000, on the later of July 1, 2022, or such date as there are a sufficient number of shares of common stock reserved under any of the Company’s equity incentive plans for the awarding of such shares of restricted stock. This restricted stock award has not yet been granted. Upon grant, the award will vest in equal amounts over a period of twelve (12) consecutive calendar quarters, subject to certain rights of acceleration upon a change of control and as otherwise provided in the Amended Employment Agreement. Mr. Devall is also entitled to an annual bonus, as determined by the Company’s Compensation Committee, based on certain performance criteria, provided that such annual bonus will not be less than $50,000. Annual bonuses and all stock-based compensation are subject to certain clawback rights as provided in the Amended Employment Agreement.

Company Stock Repurchases

During the period January 1, 2023 through March 20, 2023, the Company spent approximately $865,000 to repurchase 223,909 shares of its common stock at an average price per share of $3.86 per share.

Closing of FPS Acquisition

On September 9, 2022, Dominari Securities LLC (“Dominari Securities ”), a wholly owned subsidiary of Dominari Holdings Inc., entered into a membership interest purchase agreement, as amended and restated on March 27, 2023, (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (the “Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”) and broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”).   Pursuant to the terms of the FPS Purchase Agreement, we purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”) and, as a result thereof, will operate the newly acquired dual registered broker-dealer and investment adviser as a wholly owned subsidiary.  The FPS Purchase Agreement provided for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari paid to the Seller $2,000,000 in consideration for a transfer by the Seller to Dominari of 20% of the Membership Interests.   Following FINRA’s approval of the Continuing Membership Application pursuant to FINRA Rule 1017 on March 20, 2023, the second closing occurred on March 27, 2023, at which time Dominari Holdings paid to the Seller an additional $1.00 in consideration for a transfer by the Seller to Dominari Securities of the remaining 80% of the Membership Interests. In connection with the Second Closing, Dominari Securities received approximately $2,000,000 of marketable securities from FPS.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of independent registered accounting firm

On July 5, 2022, the Company dismissed WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm, effective immediately. The decision to dismiss Withum was approved by the Company’s Audit Committee.

The reports of Withum on the Company’s consolidated financial statement as of and for the year ended December 31, 2021 contained no adverse opinion or disclaimer of opinion nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal year ending December 31, 2021 and through the date of this Annual Report, there have been no (i) disagreements with Withum on any matter or accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure, which connects with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. Withum did not act as the Company’s independent registered public accounting firm during the fiscal year ending December 31, 2020.

New independent registered public accounting firm

On July 5, 2022, the Company engaged Marcum LLP (“Marcum”), as the Company’s new independent registered public accounting firm. The decision to engage Marcum was approved by the Company’s Audit Committee.

During the fiscal year ending December 31, 2021, and through July 5, 2022, the Company has not consulted Marcum regarding (i) application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)). During the fiscal year ending December 31, 2020, Marcum acted as the Company’s independent registered public accounting firm.

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

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Remediation of Prior Material Weaknesses

We previously identified and disclosed in our Form 10-K filed for the year ended December 31, 2021, as well as, in our subsequent quarterly reports, a deficiency in internal control over financial reporting that existed relating to a lack of segregation of duties within the accounting function as a result of our limited financial resources to support hiring of personnel and an internal control deficiency in our ability to implement adequate system and manual controls. To respond to the material weaknesses, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting that led to the material weakness, including obtaining advisory services from professional consultants with U.S. GAAP and SEC reporting experience to supplement the accounting and finance function, hiring additional resources to improve management oversight of internal controls, and designing and maintaining formal accounting policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosure. These new measures have resulted in an improved internal control environment that has been in place to have operated effectively for a sufficient period of time for management to conclude that the material weaknesses previously identified have been remediated as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that our internal controls over financial reporting were effective. In making this assessment, our management used the 2013 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of the consolidated financial statements.

This Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the rules for smaller reporting companies provide for this exemption.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age and position of each current director and executive officer of the Company.

			Director
Name	Age	Position	Since
Robert J. Vander Zanden (1)(2)(5)	77	Director and Chairman of the Board	2004
Anthony Hayes(6)	54	Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director	2013
Tim S. Ledwick (1)(5)	65	Director	2015
Gregory James Blattner(1)(3)(4)(7)	44	Director	2018
Paul LeMire(2)(3)(4)(7)	67	Director	2020
Robert Dudley(2)(3)(6)	67	Director	2020
Kyle Wool(2)(4)(7)	44	Director	2021
Soo Yu(6)	52	Director	2022
Carlos Aldavero	52	President, Dominari Financial Inc.	-
Christopher Devall	40	Vice President of Operations	-

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating Committee.
(4)	Member of our Investment Committee.
(5)	Class I Director whose directorship will be voted on by shareholders at the 2024 Annual Shareholder Meeting.
(6)	Class II Director whose directorship will be voted on by shareholders at the 2025 Annual Shareholder Meeting.
(7)	Class III Director whose directorship will be voted on by shareholders at the 2023 Annual Shareholder Meeting.

The biographies of our current directors and significant employees are as follows:

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

Tim S. Ledwick

Mr. Tim S. Ledwick, who joined as a director in 2015, was most recently the Chief Financial Officer of SYFT, a private equity-backed company that provides software solutions and services to hospitals focused on reducing costs through superior inventory management practices which was successfully sold to GHX in 2022. In addition, since 2012 he has served on the board and Chair of the Audit Committee of Telkonet, Inc. (TKOI) a smart energy management technology company. From 2007 to 2011, Mr. Ledwick provided CFO consulting services to a $150 million services firm and, in addition, from 2007-2008 also acted as special advisor to The Dellacorte Group, a middle market financial advisory firm focused on transactions between $100 million and $1 billion. From 2002 through 2006, Tim was a member of the Board of Directors and Executive Vice President-CFO of Dictaphone Corporation playing a lead role in developing a business plan which revitalized the company, resulting in the successful sale of the firm and delivering seven times return to shareholders. From 2001-2002, Ledwick was brought on as CFO to lead the restructuring efforts of Lernout & Hauspie Speech Products, a Belgium-based NASDAQ listed speech technology company, whose market cap had at one point reached a high of $9 billion. From 1999 through 2001, he was CFO of Cross Media Marketing Corp, an $80 million public company headquartered in New York City, playing a lead role in the firm’s acquisition activity, tax analysis and capital raising. Mr. Ledwick is a member of the Connecticut Society of Certified Public Accountants and received his BBA in Accounting from The George Washington University and his MS in Finance from Fairfield University.

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

Soo Yu

Ms. Yu, who joined as a member of our Board of Directors in 2022, has been the Managing Director of International Private Client Services for Revere Securities since January 2018. With more than a decade of experience working in financial services, she focuses on international business development and the cultivation of overseas client banking relationships. A naturalized U.S. citizen originally from South Korea, Soo brings significant expertise in Asian markets and expansive global reach through her connectivity with international contacts. Soo earned her B.A. in Fine Arts from the Fashion Institute of Technology and studied at the University of Nottingham and the Paris Fashion Institute. She holds Series 7 and Series 66 designations and her real estate license. Previously, she maintained her Series 79 and 24. Soo actively supports several nonprofit organizations, including philanthropies committed to improving the lives of children and the elderly as well as sustainability. She is currently a board member of The Korean Community Services of Metropolitan New York, Inc. The Board of Directors believes that Ms. Yu’s wealth management experience qualifies her to serve as a director of the Company.

Gregory James Blattner

Mr. Blattner, who joined as a member of our Board of Directors in 2018, has nearly ten years of experience in the technology industry specializing in financial services. Since January 2022, he has served as the Vice President of CDI’s Modern IT Operations Business. CDI is technology services business that helps it clients architect, deploy and manage all of their multiplatform hybrid IT solutions. Prior to CDI Mr. Blattner spent 7 years at Agio a progressive managed information technology and cybersecurity services provider, where he was responsible for sales and account management of enterprise accounts.  Prior to Agio, from May 2013 to December 2013, Mr. Blattner was a business development manager for the Eikon platform at Thomson Reuters. From 2010 to 2013, Mr. Blattner was a sales manager at American Express for its foreign exchange business. From 2005 to 2009, Mr. Blattner held various positions at JPMorgan, first in the operational risk management arm of the investment bank and later in Foreign Exchange product sales for its treasury services business. From 2000 to 2004, Mr. Blattner was an Associate at Morgan Stanley’s corporate treasury funding desk.  He earned a bachelor’s degree from Iona College. The Company believes Mr. Blattner’s extensive experience in technology and operations solutions make him a qualified appointee as director.

Carlos Aldavero

Mr. Aldavero has served as the President of Dominari Financial Inc. since July 22, 2022. Mr. Aldavero has over 25 years of experience in the financial sector, launching, growing and managing domestic and international business units for global banks through client acquisition, client retention and advisor growth within the wealth management, institutional and ultra-high net worth space.   From April 2014 to July 2022 he was the Associate Complex Manager at Morgan Stanley’s New York office.  At Morgan Stanley, Mr. Aldavero co-managed its largest flagship Wealth Management Complex in the country, supervising and managing 245 Financial Advisors, with $70 billion in AUM and $500 million in revenues, including 25 Private Wealth Management Advisors (UHNW), 125 domestic advisors and 120 international advisors, covering individuals, single family offices, multi family offices, registered investment advisors and financial intermediaries. Prior to Morgan Stanley, Mr. Aldavero held leadership roles at Merrill Lynch, Deutsche Bank, and Bear Stearns, among other international financial institutions.  He received his Bachelor’s degree of Science in Business Administration, Major in Finance, at Northeastern University School of Business in 1995. Mr. Aldavero has his series 7, 9/10, 63, 66 securities licenses. The Bord of Directors believes Mr. Aldavero’s extensive wealth management experience qualifies him to serve as the President of Dominari Financial Inc.

Christopher Devall

Mr. Devall has served as the Vice President of Operations of the Company since July 1, 2022, and was a member of its advisory board from April 2022 to June 2022. Mr. Devall served as senior operations department head in the Department of Defense from February 2019 to June 2022, and as a senior operations department manager from April 2016 to January 2019. He is a retired military veteran. Mr. Devall received his Masters of Business Administration from the University of Virginia Darden School of Business and holds a B.S. in Strategic Studies and Defense Analysis from Norwich University. Mr. Devall has no family relationship with any of the executive officers or directors of the Company. There are no arrangements or understandings between Mr. Devall and any other person pursuant to which he was appointed as an officer of the Company. The Board of Directors believes that Mr. Devall’s prior operations background qualifies him to serve as the Vice President of Operations of the Company.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. Mr. Wool and Ms. Yu have been married since December 2010.

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

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2022 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2022 were filed in a timely manner.

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is currently comprised of Timothy Ledwick (Chairman), Paul LeMire, and Robert J. Vander Zanden, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements for audit committee members. The Board of Directors has also determined that Mr. Ledwick is an “audit committee financial expert,” as defined by the applicable rules of the SEC and Nasdaq.

The Audit Committee is responsible for, among other things:

●	reviewing the independence, qualifications, services, fees and performance of our independent registered public accounting firm;

●	appointing, replacing and discharging our independent registered public accounting firm;

●	pre-approving the professional services provided by our independent registered public accounting firm;

●	reviewing the scope of the annual audit and reports and recommendations submitted by our independent registered public accounting firm; and

●	reviewing our financial reporting and accounting policies, including any significant changes, with our management and our independent registered public accounting firm.

Nominating Committee

The Nominating Committee currently consists of Gregory James Blattner (Chairman), Paul LeMire, and Robert Dudley, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements.

The Nominating Committee reviews, evaluates and proposes candidates for election to our Board of Directors, and considers any nominees properly recommended by stockholders. The Nominating Committee promotes the proper constitution of our Board of Directors in order to meet its fiduciary obligations to our stockholders, and oversees the establishment of, and compliance with, appropriate governance standards.

Compensation Committee

The Compensation Committee currently consists of Kyle Wool (Chairman), Robert J. Vander Zanden, and Robert Dudley, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements. In addition, each member of the Compensation Committee has been determined to be a non-employee director under Rule 16b-3 as promulgated under the Exchange Act. The Compensation Committee reviews and recommends to the Board of Directors the compensation for our executive officers and our non-employee directors for their services as members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Compensation Recovery

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of material noncompliance with the financial reporting requirements that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our current and former executive officers. We plan to implement a clawback policy to address this, although we have not yet implemented such policy.

Code of Ethics and Code of Conduct

We are in the process of adopting a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code will be posted on our website, www.aikidopharma.com. The information on or accessed through our website is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Item 11. EXECUTIVE COMPENSATION.

The following Summary of Compensation table sets forth the compensation paid by our Company during the two years ended December 31, 2022 and 2021, to all Executive Officers earning in excess of $100,000 during any such year.

Summary of Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Hayes,	2022	500,000	500,000	484,888	-	-	-	208,462	1,693,350
Chief Executive Officer, Director,
Principal Accounting Officer and
Principal Financial Officer	2021	460,000	500,000	-	-	-	-	-	960,000

Darrell Dotson,	2022	317,308	-	-	-	-	-	-	317,308
VP of Drug Development & General Counsel	2021	275,000	50,000	-	-	-	-	-	325,000

Christopher Devall,	2022	125,000	100,000	47,601	-	-	-	-	272,601
VP of Operations	2021	-	-	-	-	-	-	-	-

Carlos Aldovero,	2022	198,750	213,000	146,250		-	-	71,589	629,589
President	2021	-	-	-	-	-	-	-	-

(1)	Awards pursuant to the AIkido Pharma, Inc. 2013 Incentive Compensation Plan, 2014 Plan and 2020 Plan.

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

All other terms of Mr. Hayes’ employment agreement, effective as of April 1, 2016, as amended on October 9, 2017 and June 28, 2021, remain in full force and effect.

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

We provided timely notice of non-renewal of Mr. Dotson’s contract ending December 31, 2022 and Mr. Dotson’s employment terminated without “cause” on December 31, 2022.

Christopher Devall

On July 1, 2022, we entered into an employment agreement with Mr. Christopher Devall pursuant to which Mr. Devall serves as the Vice President, for a period of five years, which shall automatically be extended for an additional year unless either party provides notice of non-renewal. In consideration for his employment, we agreed to pay Mr. Devall a base salary of $250,000 per annum (which was prorated to $125,000 during the first year). The employment agreement provides for an annual salary of $300,000 in year two and $350,000 in year three through five. Mr. Devall was paid a $50,000 signing bonus in restricted stock that will fully vest on January 1, 2023. Mr. Devall’s employment agreement also provides for an annual bonus of a minimum of $50,000, to be paid in cash of restricted based on the determination of the Compensation Committee of the Board of Directors. We further agreed to grant executive restricted stock units (RSUs), pursuant to the Corporation’s 2014 Equity Incentive Plan, in addition to the cash bonus, upon confirmation by the Compensation Committee in the amount of $1,000,000. The RSUs vest on a pro rata basis on each of the twelve calendar quarters starting after the grant date. Mr. Devall is also entitled to the payment or reimbursement of up to $10,000 per month for reasonable out-of-pocket expenses.

The employment agreement also provides for customary events of termination of employment and provides that in the event of termination as a result of Mr. Devall’s death or disability, Mr. Devall is entitled to severance consisting of (i) twelve (12) months of his then current base salary, payable in a lump sum, less withholding of applicable taxes, within thirty (30) days of the date of termination; (ii) if he elects continuation coverage for group health coverage pursuant to COBRA, then for a period of twelve (12) months following the termination of Mr. Devall’s employment the Company will pay such amount of the COBRA premiums so that Mr. Devall is only required to pay the portion of the premiums that active employees are required to pay; and (iii) payment on a pro-rated basis of any annual bonus or other payments earned in connection with any bonus plan to which Mr. Devall was a participant as of the date of death or disability. In the event of termination of Mr. Devall’s employment (i) as a result of the non-renewal of the employment agreement by the Company at the end of the then current term, (ii) by Mr. Devall for “good reason” (as such term is defined in the employment agreement), (iii) by the Company, without cause, or (iv) by Mr. Devall, in the event of a change in control, then Mr. Devall is entitled to the same severance as provided above. Additionally, if termination is by Mr. Devall for good reason or by the Company, without cause, then all equity grants held by Mr. Devall will immediately vest.

Carlos Aldavero

On July 22, 2022, the Company entered into an employment agreement with Mr. Carlos Aldavero to serve as the President of Dominari Financials Inc., a wholly owned subsidiary of the Company, for a period of three years, which shall automatically be extended for an additional year unless either party provides notice of non-renewal. In consideration for his employment, we agreed to pay Mr. Aldavero a base salary of $450,000 per annum (which was prorated to $198,750 during the first year). Following the initial three year term, the Compensation Committee of the Board of Directors has the right no obligation make any adjustments to Mr. Aldavero’s base salary as it deems fit. The employment agreement provides for a cash signing bonus in the amount of $213,000 upon the effective date of the employment agreement. Mr. Aldavero’s employment agreement also provides for an annual bonus at the discretion of the Board of Directors, to be paid in cash of restricted based on the determination of the Compensation Committee of the Board of Directors. We further agreed to grant executive restricted stock units (RSUs), pursuant to the Company’s 2014 Equity Incentive Plan (the 2014 Plan), in addition to the cash bonus, upon confirmation by the Compensation Committee, in the amount of 50,000 shares. This grant has not been made prior to December 31, 2022 because the 2014 Plan has no shares available. The RSUs vest on a pro rata basis on each of the ten calendar months starting after the grant date. Mr. Aldavero is also entitled to RSUs in an amount equal to 2.5% of the Company’s fair market value as determined by the Board of Directors in good faith. The RSUs vest on a pro rata basis on each of the twelve calendar quarters following the the grant date. This grant has not been made prior to December 31, 2022 because the 2014 Plan has no shares available.

The employment agreement also provides for customary events of termination of employment and provides that in the event of termination as a result of Mr. Aldavero’s death or disability, Mr. Aldavero is entitled to severance consisting of (i) twelve (12) months of his then current base salary, payable in a lump sum, less withholding of applicable taxes, within thirty (30) days of the date of termination; (ii) if he elects continuation coverage for group health coverage pursuant to COBRA, then for a period of twelve (12) months following the termination of Mr. Aldavero’s employment the Company will pay such amount of the COBRA premiums so that Mr. Aldavero is only required to pay the portion of the premiums that active employees are required to pay; and (iii) payment on a pro-rated basis of any annual bonus or other payments earned in connection with any bonus plan to which Mr. Devall was a participant as of the date of death or disability. In the event of termination of Mr. Aldavero’s employment (i) as a result of the non-renewal of the employment agreement by the Company at the end of the then current term, (ii) by Mr. Aldavero for Good Reason (as such term is defined in the Amended employment agreement), (iii) by the Company, without cause, or (iv) by Mr. Aldavero, in the event of a change in control, then Mr. Aldavero is entitled to the same severance as provided above. Additionally, if termination is by Mr. Aldavero for good reason or by the Company, without cause, then all equity grants held by Mr. Aldavero will immediately vest.

Outstanding Equity Awards at December 31, 2022

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Hayes	2,941	-	$10.88	12/23/2030
Darrell Dotson	72	-	$1,839.49	8/1/2024

Director Compensation

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2022.

	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J. Vander Zanden (2)	75,000	49,360	-	-	-	-	124,360
Tim Ledwick (3)	82,500	49,360	-	-	-	-	131,860
Gregory Blattner (4)	65,000	49,360	-	-	-	-	114,360
Paul LeMire (5)	65,000	49,360	-	-	-	-	114,360
Robert Dudley (6)	70,000	49,360	-	-	-	-	119,360
Kyle Wool (7)	32,143	484,888	-	-	-	248,071	765,102
Yu Soo (8)	36,607	49,360	-	-	-	-	85,967

(1)	All stock awards were granted in accordance with ASC Topic 718 – Compensation – Stock Compensation.
(2)	Mr. Vander Zanden was paid $75,000 in cash compensation for his service as a director in 2022. In addition, in August 2022, Mr. Vander Zanden was granted 8,000 shares of restricted stock awards for a fair value of $49,360.
(3)	Mr. Ledwick was paid $82,500 in cash compensation for his service as a director in 2022. In addition, in August 2022, Mr. Ledwick was granted 8,000 shares of restricted stock awards for a fair value of $49,360.
(4)	Mr. Blattner was paid $65,000 in cash compensation for his service as a director in 2022. In addition, in August 2022, Mr. Blattner was granted 8,000 shares of restricted stock awards for a fair value of $49,360.
(5)	Mr. LeMire was paid $65,000 in cash compensation for his service as a director in 2022. In addition, in August 2022, Mr. LeMire was granted 8,000 shares of restricted stock awards for a fair value of $49,360.
(6)	Mr. Dudley was paid $70,000 in cash compensation for his service as a director in 2022. In addition, in August 2022, Mr. Dudley was granted 8,000 shares of restricted stock awards for a fair value of $49,360.
(7)	Mr. Wool was paid $32,143 in cash compensation for his service as a director in 2022. In addition, in August 2022, Mr. Wool was granted 78,588 shares of restricted stock awards for a fair value of $484,888. Mr. Wool was also granted $248,071 stock awards tax withholding bonus.
(8)	Mr. Soo was paid $36,607 in cash compensation for his service as a director in 2022. In addition, in August 2022, Mr. Soo was granted 8,000 shares of restricted stock awards for a fair value of $49,360.

Non-employee directors received the following annual compensation for service as a member of the Board for the fiscal year ended December 31, 2022:

Annual Retainer	$65,000	To be paid in cash in four equal quarterly installments.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	31,193	$302.97	26,726
Equity compensation plans not approved by security holder	-	-	-
	31,193		26,726

(1)	Consists of options to acquire 1,182 shares of our common stock under the 2013 Equity Incentive Plan and 25,537 under the 2014 Equity Incentive Plan.
(2)	Consists of shares of Common Stock available for future issuance under our equity incentive plans.

Beneficial Ownership of our Capital Stock by Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our Common Stock, Series D Preferred Stock and Series D-1 Preferred Stock owned beneficially as of March 20, 2023 by (i) our officers and directors as a group and (ii) each person (including any group) known to us to own more than 5% of our Common Stock, Series D Preferred Stock and Series D-1 Preferred Stock. As of March 20, 2023 there were 4,840,597 shares of Common Stock outstanding, 3,825 shares of Series D Preferred Stock outstanding and 834 shares of Series D-1 Preferred Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned				Series D Preferred Stock		Series D-1 Preferred Stock
Name of Beneficial Owner(1)	Shares		Percentage		Shares	Percentage	Shares	Percentage
Robert J. Vander Zanden	12,702	(2)	*		—	—	—	—
Anthony Hayes	176,681	(3)	3.64%		—	—	—	—
Tim S. Ledwick	12,826	(4)	*		—	—	—	—
Paul LeMire	12,411	(5)	*
Robert Dudley	12,411	(6)	*
Gregory James Blattner	12,411	(7)	*
Kyle Wool	197,080	(8)	4.07%
Soo Yu	83,701	(9)	1.72%
Christopher Devall	13,835	(10)	*
Carlos Aldavero	25,000	(11)	*
All Directors and Officers as a Group (10 persons)	436,522		9.43%		—	—	—	—
Stockholders
Daniel W. Armstrong 611 Loch Chalet Ct Arlington, TX 76012-3470	10	(12)		*	1,350	28.57%	—	—
R. Douglas Armstrong 570 Ocean Dr. Apt 201 Juno Beach, FL 33408-1953	4	(13)		*	450	9.52%	—	—
Thomas Curtis 4280 10 Oaks Road Dayton, MD 21036-1124	7	(14)		*	900	19.05%	—	—
Francis Howard 376 Victoria Place London, SW1 V1AA United Kingdom	7	(15)		*	900	19.05%	—	—
Charles Strogen 6 Winona Ln Sea Ranch Lakes, FL 33308-2913	9	(16)		*	1,125	23.81%	—	—
Chai Lifeline Inc. 151 West 30th Street, Fl 3 New York, NY 10001-4027	7	(17)		*	—	—	834	100%

*	Less than 1% of the outstanding shares of the Company Common Stock.

(1)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Includes 9,761 shares of Common Stock and 2,941 options for purchase of Common Stock, which are exercisable within 60 days of March 20, 2023.
(3)	Includes 173,740 shares of Common Stock and 2,941 options for purchase of Common Stock, which are exercisable within 60 days of March 20, 2023.
(4)	Includes 9,885 shares of Common Stock and 2,941 options for purchase of Common Stock, which are exercisable within 60 days of March 20, 2023.
(5)	Includes 9,470 shares of Common Stock and 2,941 options for purchase of Common Stock, which are exercisable within 60 days of March 20, 2023.
(6)	Includes 9,470 shares of Common Stock and 2,941 options for purchase of Common Stock, which are exercisable within 60 days of March 20, 2023.
(7)	Includes 9,470 shares of Common Stock and 2,941 options for purchase of Common Stock, which are exercisable within 60 days of March 20, 2023.
(8)	Includes 197,080 shares of Common Stock.
(9)	Includes 83,701 shares of Common Stock.
(10)	Includes 13,835 shares of Common Stock.
(11)	Includes 25,000 shares of Common Stock.

(12)	Represents 10 shares of Common Stock issuable upon conversion of the Series D Preferred, which are convertible within 60 days of March 20, 2023.
(13)	Represents 4 shares of Common Stock issuable upon conversion of the Series D Preferred, which are convertible within 60 days of March 20, 2023.
(14)	Represents 7 shares of Common Stock issuable upon conversion of the Series D Preferred, which are convertible within 60 days of March 20, 2023.
(15)	Represents 7 shares of Common Stock issuable upon conversion of the Series D Preferred, which are convertible within 60 days of March 20, 2023.
(16)	Represents 9 shares of Common Stock issuable upon conversion of the Series D Preferred, which are convertible within 60 days of March 20, 2023.
(17)	Represents 7 shares of Common Stock issuable upon conversion of the Series D-1 Preferred, which are convertible within 60 days of March 20, 2023.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of Mr. Tim S. Ledwick, Mr. Anthony Hayes, Dr. Robert J. Vander Zanden, Mr. Robert Dudley, Mr. Paul LeMire, Mr. Kyle Wool, Mr. Gregory James Blattner, and Ms. Soo Yu. The Board of Directors has determined that Dr. Vander Zanden, Mr. Ledwick, Mr. Wool, Mr. Blattner, and Ms. Yu are independent directors within the meaning of the applicable Nasdaq rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditor

The following table sets forth the fees paid by our Company to Marcum LLP for audit and other services provided for the fiscal year ended December 31, 2022. Marcum LLP did not provide any services in 2021.

2022
Audit Fees	$91,417
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$91,417

The following table sets forth the fees paid by our Company to WithumSmith+Brown, PC for audit and other services provided for the fiscal year ended December 31, 2021.

2021
Audit Fees	$41,200
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$41,200

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2022 and 2021. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES

Consolidated Financial Statements

The following consolidated financial statements are included in Item 8 herein:

2. Consolidated Financial Statement Schedules

None

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated April 24, 2014 (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated March 2, 2016 (incorporated by reference to Form 8-K filed March 18, 2016)

3.3	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spherix Incorporated, effective March 4, 2016 (incorporated by reference to Form 10-K filed March 29, 2016)

3.5	Second Amended and Restated Bylaws of AIkido Pharma Inc. (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 5, 2020)

3.6	Amendment No. 1 to the Second Amended and Restated Bylaws of AIkido Pharma Inc. (incorporated by reference to Form 8-K filed on November 9, 2021)

3.7	Certificate of Amendment to Amended and Restated Articles of Incorporation of Aikido Inc., effective on June 7, 2022 (incorporated by reference to Form 8-K filed on June 10, 2022)

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of Aikido Inc., effective on December 22, 2022 (incorporated by reference to Form 8-K filed on December 22, 2022)

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (incorporated by reference to Form 8-K/A filed on June 2, 2014)

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (incorporated by reference to Form 8-K filed on December 3, 2015)

4.4	Certificate of Designation of Preferences, Rights and Limitations of Series O Redeemable Convertible Preferred Stock (incorporated by reference to Form 8-K filed on March 2, 2022)

4.5	Certificate of Designation of Preferences, Rights and Limitations of Series P Redeemable Convertible Preferred Stock (incorporated by reference to Form 8-K filed on March 2, 2022)

4.6*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Agreement and Plan of Merger, dated April 2, 2013 (incorporated by reference to the Form 8-K filed on April 4, 2013)

10.2	First Amendment to Agreement and Plan of Merger, dated August 30, 2013 (incorporated by reference to the Form 8-K filed on September 4, 2013)

10.3	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.4	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed on March 28, 2014)

10.5	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.6	Employment Agreement, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on September 13, 2013)

10.7**	Patent Purchase Agreement, by and between Spherix Incorporated and Rockstar Consortium US LP, including Amendment No. 1 thereto (incorporated by reference to the Form 8-K/A filed on November 19, 2013)

10.8	Confidential Patent Purchase Agreement, dated December 31, 2013, by and between Spherix Incorporated and Rockstar Consortium US LP (incorporated by reference to the Form S-1/A filed January 21, 2014)

10.9	Settlement and License Agreement, dated October 13, 2015, by and between Spherix Incorporated and Huawei Technologies Co., Ltd. (incorporated by reference to Form 10-K filed March 29, 2016)

10.10	Patent License Agreement, dated as of November 23, 2015, by and between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 8-K filed November 30, 2015

10.11	Employment Agreement, effective as of April 1, 2016, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to Form 8-K filed May 26, 2016)

10.12	Amendment to Employment Agreement, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on October 25, 2017)

10.13	Patent License Agreement, dated as of May 23, 2016, by and between Spherix Incorporated and RPX Corporation (incorporated by reference to Form 10-Q filed August 15, 2016)

10.14	Technology Monetization Agreement, dated as of March 11, 2016, and amended as of April 22, 2016, April 27, 2016 and May 22, 2016, by and between Spherix Incorporated and Equitable IP Corporation (incorporated by reference to Form 8-K filed August 2, 2016)

10.15	Assignment and Assumption of Rights Agreement, dated as of June 16, 2016, by and between Spherix Incorporated and Transfer Online, Inc. (incorporated by reference to Form 8-K filed June 21, 2016)

10.16	Agreement and Plan of Merger, dated as of March 12, 2018, by and among Spherix Incorporated, Spherix Merger Subsidiary Inc., DatChat, Inc. and Darin Myman (incorporated by reference to Form 8-K filed March 14, 2018)

10.17	Assignment of Agreement, dated as of November 13, 2019, by and among The University of Texas in Austin, on behalf of the Board of Regents of the University of Texas, CBM BioPharma, Inc. and Spherix Incorporated (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 3, 2020)

10.18	Assignment of Agreement, dated as of November 13, 2019, by and among Wake Forest University Health Sciences, CBM BioPharma, Inc. and Spherix Incorporated (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 3, 2020)

10.19	First Amendment to Agreement and Plan of Merger, dated as of May 3, 2018, by and among Spherix Incorporated, Spherix Merger Subsidiary Inc., DatChat, Inc. and Darin Myman (incorporated by reference to Form 8-K filed May 7, 2018)

10.20	Agreement and Plan of Merger, dated as of October 10, 2018, by and among Spherix Incorporated, Spherix Delaware Merger Sub Inc., Scott Wilfong and CBM Biopharma, Inc. (incorporated by reference to Form 8-K filed October 16, 2018)

10.21	At The Market Offering Agreement, dated as of August 9, 2019, by and between Spherix Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to Form 8-K filed August 9, 2019)

10.22	Asset Purchase Agreement, dated as of May 15, 2019, by and between the Company and CBM BioPharma, Inc. (incorporated herein by reference to Form 10-Q filed on August 14, 2019)

10.23	Amendment No. 1 to Asset Purchase Agreement, dated as of May 30, 2019, by and between the Company and CBM BioPharma, Inc. (incorporated herein by reference to Form 10-Q filed on August 14, 2019)

10.24	Amendment No. 2 to Asset Purchase Agreement, dated as of December 5, 2019, by and between the Company and CBM BioPharma, Inc. (incorporated herein by reference to Form 8-K filed on December 10, 2019)

10.25	Amendment to Aikido Pharma Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 5, 2020)

10.26	Form of Securities Purchase Agreement Between AIKido Pharma Inc. and the Investors thereto, dated February 24, 2022 (incorporated by reference to Form 8-K filed on March 2, 2022)

10.27	Confirmation of Mutual Understanding Between Aikido Pharma Inc. and each of the Warrant Holders, dated as of March 24, 2022 (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 28, 2022)

10.28	Employment Agreement, Made and Entered into as of July 1, 2022, By and Between Aikido Pharma Inc. and Christopher Devall (incorporated by reference to Form 8-K Filed on January 6, 2023)

10.29*	Employment Agreement, Made and Entered into as of July 22, 2022, By and Between Aikido Pharma Inc. and Carlos Aldavero

10.30	Amendment to Employment Agreement, Dated as of January 1, 2023, By and Between Dominari Holdings Inc. and Christopher Devall (incorporated by reference to Form 8-K filed on January 6, 2023)

10.31	Amended and Restated Membership Interest Purchase Agreement, Dated as of March 27, 2023, by and among Fieldpoint Private Securities, LLC, Fieldpoint Private Bank & Trust, and Dominari Financial Inc.(incorporated by reference to Form 8-K filed on March 28, 2023)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

23.2*	Consent of WithumSmith+Brown, PC

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominari Holdings Inc. (Registrant)

	By:	/s/ Anthony Hayes
Anthony Hayes
Date: March 31, 2023		Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes	Chief Executive Officer and Director	March 31, 2023
Anthony Hayes

/s/ Tim S. Ledwick	Director	March 31, 2023
Tim S. Ledwick

/s/ Robert J. Vander Zanden	Chairman of the Board	March 31, 2023
Robert J. Vander Zanden

/s/ Paul LeMire	Director	March 31, 2023
Paul LeMire

/s/ Robert Dudley	Director	March 31, 2023
Robert Dudley

/s/ Gregory James Blattner	Director	March 31, 2023
Gregory James Blattner

/s/ Kyle Wool	Director	March 31, 2023
Kyle Wool

/s/ Soo Yu	Director	March 31, 2023
Soo Yu