Form 10-Q
period 2023-03-31
Dominari Holdings Inc.
filed 2023-05-11
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-05576

DOMINARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 5th Avenue, 22nd Floor, New York, NY 10022
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	DOMH	The Nasdaq Capital Market LLC

As of May 8, 2023, there were 4,592,578 shares of the Company’s common stock issued and outstanding.

DOMINARI HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2023

Index

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2023 and 2022 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,533	$33,174
Marketable securities	24,394	7,130
Clearing broker deposits	3,550	-
Prepaid expenses and other current assets	745	564
Prepaid acquisition cost	-	301
Short-term investments at fair value	13	13
Notes receivable, at fair value - current portion	6,536	7,474
Investment in Fieldpoint Securities	-	2,000
Total current assets	44,771	50,656

Property and equipment, net	353	-
Notes receivable, at fair value - non-current portion	1,850	1,100
Investments	23,103	23,103
Right-of-use assets	3,619	919
Security deposit	458	458
Total assets	$74,154	$76,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$641	$447
Accrued salaries and benefits	732	1,260
Accrued Commissions	25	-
Lease liability - current	198	82
Other Current liability	124	-
Total current liabilities	1,720	1,789

Lease liability	3,363	680
Total liabilities	5,083	2,469

Stockholders’ equity
Preferred stock, $0.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding at March 31, 2023 and December 31, 2022; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at March 31, 2023 and December 31, 2022; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,815,597 and 5,485,096 shares issued at March 31, 2023 and December 31, 2022, respectively; 4,755,449 and 5,017,079 shares outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	259,215	262,970
Treasury stock, at cost, 60,148 and 468,017 shares at March 31, 2023 and December 31, 2022, respectively	(501)	(3,322)
Accumulated deficit	(189,643)	(185,881)
Total stockholders’ equity	69,071	73,767
Total liabilities and stockholders’ equity	$74,154	$76,236

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating costs and expenses
General and administrative	$3,833	$1,787
Research and development	1	2,016
Total operating expenses	3,834	3,803
Loss from operations	(3,834)	(3,803)

Other (expenses) income
Other income	-	64
Interest income	137	179
Loss on marketable securities	(65)	(497)
Change in fair value of investments	-	522
Total other (expenses) income	72	268
Net loss	$(3,762)	$(3,535)
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	(3,009)
Net Loss Attributable to Common Shareholders	$(3,762)	$(6,544)

Net loss per share, basic and diluted
Basic and Diluted	$(0.71)	$(1.25)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	5,305,513	5,252,517

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	4,659	$-	5,485,096	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767
Stock-based compensation	-	-	-	-	5	-	-	-	5
Cancellation of common stock	-	-	(25,000)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	236,630	(939)	-	(939)
Retirement of treasury stock	-	-	(644,499)	-	(3,760)	(644,499)	3,760	-	-
Net loss	-	-	-	-	-	-	-	(3,762)	(3,762)
Balance at March 31, 2023	4,659	$-	4,815,597	$-	$259,215	60,148	$(501)	$(189,643)	$69,071

For the Three Months Ended March 31, 2022

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	-	$-	-	$-	4,659	$-	5,275,329	$-	$265,633	0	$(264)	$(163,774)	$101,595
Issuance of Series O redeemable convertible preferred stock for cash	11,000	11,000			-	-	-		-	-	-	-	-
Issuance of Series P redeemable convertible preferred stock for cash			11,000	11,000	-	-	-		-	-	-	-	-
Cost on issuance of Series O and Series P Redeemable Convertible Preferred Stock	-	(1,504)	-	(1,505)	-	-	-		-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	1,504	-	1,505	-		-	-	(3,009)	-	-	-	(3,009)
Cancellation of common stock related to investment in CBM	-	-	-	-	-	-	(22,812)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,535)	(3,535)
Balance at March 31, 2022	11,000	$11,000	11,000	$11,000	4,659	$-	5,252,517	$-	$262,624	0	$(264)	$(167,310)	$95,051

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,762)	$(3,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	92	-
Depreciation	7	-
Change in fair value of short-term investment	-	886
Change in fair value of long-term investment	-	(1,408)
Stock-based compensation	5	-
Realized loss on marketable securities	56	224
Unrealized loss on marketable securities	130	333
Realized gain on sale of digital currencies	-	(64)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(221)	66
Prepaid acquisition cost	301	-
Accounts payable and accrued expenses	(19)	(172)
Accrued salaries and benefits	(528)	6
Lease liabilities	7	-
Other current liabilities	3	-
Notes receivable, at fair value – net interest accrued	(62)	(179)
Deposit	-	7
Net cash used in operating activities	(3,991)	(3,836)

Cash flows from investing activities
Purchase of marketable securities	(17,519)	(27,096)
Sale of marketable securities	68	24,662
Proceeds from sale of digital currencies	-	93
Purchase of fixed assets	(361)	-
Acquisition of FPS, net of cash acquired and receivable owed from FPS	(1,149)	-
Collection of principal on note receivable	250	-
Purchase of short-term and long-term investments	-	(7,737)
Net cash used in investing activities	(18,711)	(10,078)

Cash flows from financing activities
Proceeds from issuance of Series O and Series P Redeemable Convertible Preferred Stock, net of discount and offering cost	-	18,991
Purchase of treasury stock	(939)	-
Net cash (used in) provided by financing activities	(939)	18,991

Net (decrease) increase in cash and cash equivalents and restricted cash	(23,641)	5,077
Cash and cash equivalents, beginning of period	33,174	65,562

Cash and cash equivalents, end of period	$9,533	$70,639

Non-cash investing and financing activities
Transfer from short-term investment to marketable securities	$-	$1,482
Reclassify from convertible note receivable to notes receivable at fair value	$-	$2,147

On March 27, 2023, the Company acquired all assets and liabilities of FPS as disclosed in Note 4:
Net assets acquired, net of cash acquired and receivable owed from FPS	$3,149
Less - Deposit previously transferred in October 2022 to FPS	$(2,000)
Net cash paid	$1,149

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

Dominari Holdings Inc. (the “Company”), formerly AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. In an effort to enhance shareholder value, in June of 2022, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari, the Company acquired Dominari Securities LLC (Dominari Securities), an introducing broker-dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”). Dominari Securities provides investment advisory services and annuity and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers.

Additionally, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary of the Company, has historically explored opportunities in high growth industries.  To date, Aikido Labs has made equity investments in Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass. Finally, the Company is in the process of winding down its historical pipeline of biotechnology assets consisting of patented technologies from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia, and acute lymphoblastic leukemia.

Reverse Stock Split

On June 7, 2022, the Company effected a seventeen-for-one (17-for-1) reverse stock split of its class of common stock (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 20, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on June 2, 2022. The Reverse Stock Split was effective on June 7, 2022. All references to common stock, convertible preferred stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in these unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $0.03 million.

Note 2. Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While the Company continues to implement its business strategy, it intends to finance its activities through managing current cash on hand from the Company’s past equity offerings.

Based upon projected cash flow requirements, the Company has adequate cash to fund its operations for at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2022 Annual Report other than those discussed below.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the membership interest or outstanding voting stock. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aikido Labs, Dominari, and Dominari Securities. All significant intercompany balances and transactions have been eliminated in consolidation.

Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include stock-based compensation, the valuation of investments, the valuation of notes receivable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Deposits with clearing broker

Deposits with clearing broker consisted of approximately $3.4 million held in money market funds and liquid insured deposits and a $0.1 million good faith deposit maintained by the Company with its clearing broker. These amounts are recorded as deposits with clearing broker within the unaudited condensed consolidated balance sheet as of March 31, 2023.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the unaudited condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred (see Note 10 - Leases).

Recently adopted accounting standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. The Company adopted ASU 2021-08 on January 1, 2023. There was no material impact to the Company’s unaudited condensed consolidated financial statements from the implementation of ASU 2021-08.

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

In March 2023, the FASB issued ASU 2023-01, Leases, to require entities to classify and account for leases with related parties on the basis of legally enforceable terms and conditions of the arrangement. The amendments are effective in periods beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements and whether it will early adopt the amendments in ASU 2023-01.

Effect of new accounting pronouncements to be adopted in future periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. FPS Acquisition

On September 9, 2022, Dominari entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer registered with FINRA and an investment adviser registered with the SEC (the “FPS Acquisition”). Pursuant to the terms of the FPS Purchase Agreement, Dominari purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”). FPS’s registered broker-dealer and investment adviser businesses was renamed and will operate as Dominari Securities, a wholly owned subsidiary of Dominari. The FPS Purchase Agreement provides for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari of 20% of the FPS Membership Interests.  Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing (the “Second Closing”) occurred on March 27, 2023. Dominari paid to the Seller an additional approximate $1.6 million consideration for a transfer by the Seller to Dominari of the remaining 80% of the Membership Interests.

Consideration Transferred

The FPS Acquisition was accounted for a business combination under ASC 805.

Under the terms of the FPS Purchase Agreement and subsequent Amendments and Side Letters, 100% of the membership interest was acquired for cash consideration of approximately $3.4 million, which reflected the fair value of net assets acquired, plus a $1 purchase price. At March 31, 2023, Dominari had not finalized the purchase accounting related to the fair value of assets acquired in the FPS Acquisition. Pursuant to the Initial Closing and Second Closing, Dominari had wired a total of approximately $3.6 million in cash to the Seller. The purchase price allocation identified net assets of approximately $3.4 million, resulting in a receivable due from the Seller for approximately $0.2 million. The receivable is not included within the consideration transferred as part of the FPS Acquisition but is included within prepaid expenses and other assets within the unaudited condensed consolidated balance sheet as of March 31, 2023.

Under the acquisition method of accounting, the assets acquired, and liabilities assumed of FPS were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred approximately $0.3 million of transaction costs associated with the FPS Acquisition. The transaction costs are included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Net Assets Acquired

The Company is in the process of finalizing the purchase price allocation as of March 31, 2023. The following table summarizes the fair values of the assets acquired and liabilities assumed of FPS at the date of acquisition:

March 27,
2023
(Unaudited)
ASSETS
Cash and cash equivalents	$92
Deposits with Clearing Broker-Dealer	3,550
Other receivables	53
Prepaid and other current assets	89
Total assets acquired	3,784

Liabilities
Accrued expenses	$273
Accrued commissions	25
Wealth management liabilities	62
Total liabilities assumed	360

Total net assets of FPS Acquisition	3,424

Dominari Securities reported a net loss of approximately $0.7 million for the period ended March 31, 2023. Revenue for the period ended March 31, 2023, was not material. The net loss was a result of professional service costs incurred of approximately $0.6 million, which included transaction costs of approximately $0.3 million. The approximate $0.6 million of professional service costs is included in the general and administrative expenses in the unaudited condensed consolidated statement of operations.

Proforma disclosures were omitted for this acquisition as it does not have a significant impact on the Company’s financial results.

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2023 and 2022, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Realized (loss) gain	$(56)	$(224)
Unrealized loss	(130)	(333)
Dividend income	119	60
Total	$(65)	$(497)

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Short-term investments

The following table presents the Company’s short-term investments as of March 31, 2023, and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Investment in Vicinity Motor Corp.	13	13
Total	13	13

There was no change in the fair value of the short-term investments for the three months ended March 31, 2023.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Option term (in years)	1.6	1.8
Volatility	76.90%	76.90%
Risk-free interest rate	4.47%	4.47%
Expected dividends	0.00%	0.00%
Stock price	$0.96	$0.96

Note 7. Long-Term Investments

The following table presents the Company’s other investments as of March 31, 2023, and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Investment in Kerna Health Inc	$4,940	$4,940
Investment in Kaya Now	-	-
Investment in Tevva Motors	2,794	2,794
Investment in ASP Isotopes	-	-
Investment in AerocarveUS Corporation	1,000	1,000
Investment in Qxpress	1,000	1,000
Investment in Masterclass	170	170
Investment in Kraken	597	597
Investment in Epic Games	3,500	3,500
Investment in Tesspay	2,500	2,500
Investment in SpaceX	3,674	3,674
Investment in Databricks	1,200	1,200
Investment in Discord	476	476
Investment in Thrasio	300	300
Investment in Automation Anywhere	476	476
Investment in Anduril	476	476
Total	$23,103	$23,103

There was no change in the value of the long-term investments for the three months ended March 31, 2023.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Kerna Health Inc

On September 15, 2021, the Company entered into a securities purchase agreement (the “Kerna Securities Purchase Agreement”) with Kerna Health Inc., (“Kerna”). Under the Kerna Securities Purchase Agreement, the Company agreed to purchase 1,333,334 shares of common stock of Kerna for $1.0 million. Kerna, a private company, raised capital during the fourth quarter of 2021, increasing its share price value to $2.85 per share. Therefore, the Company recorded a $2.8 million unrealized gain on this investment during the fourth quarter of 2021. The investment in Kerna was valued at $3.8 million as of December 31, 2021. In May 2022, the Company purchased additional 400,000 shares of common stock of Kerna Health Inc, (“Kerna”) for approximately $1.1 million. The investment in Kerna was valued at $4.9 million as of March 31, 2023.

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

During the fourth quarter of 2022, the Company identified indicators of impairment for the Kaya investment as a result of adverse changes in Kaya’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of approximately $3.1 million in the fourth quarter of 2022. The impairment charge represents an unrealized impairment loss of approximately $2.5 million in stock, $0.5 million related to the promissory note (see Note 8 – Notes Receivable), and $50,000 in Kaya warrants (see Note 9 – Fair Value of Financial Assets and Liabilities). The investment in Kaya was valued at $0 as of March 31, 2023.

Investment in Tevva Motors Ltd.

On September 22, 2021, the Company entered into a securities purchase agreement (the “Tevva Motors Subscription Agreement”) with Big Sky Opportunities Fund, LLC, who handled the offering for Tevva Motors. Under the Tevva Motors Subscription Agreement, the Company agreed to purchase 29,004 interests of Tevva Motors for approximately $1.0 million. Subsequently, on September 30, 2021, the Company entered into a second securities purchase agreement with Big Sky Opportunities Fund, LLC to purchase an additional 29,004 interests of Tevva Motors for approximately $1.0 million. The investment in Tevva was valued at approximately $2.0 million as of December 31, 2021. Tevva Motors (“Tevva”), a private company, raised capital during the first quarter of 2022, increasing its share price value to $58.0 per share. Subsequent to the first quarter raise, Tevva had an additional fund raise in the second quarter at a lower valuation of $48.16 per share. Therefore, the Company recorded a first quarter of 2022 unrealized gain of approximately $1.4 million offset by a second quarter of 2022 unrealized loss of approximately $0.6 million. The investment in Tevva was valued at approximately $2.8 million as of as of March 31, 2023.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Investment in AerocarveUS Corporation

On November 22, 2021, the Company entered into a securities purchase agreement (the “AerocarveUS Securities Purchase Agreement”) with AerocarveUS Corporation, (“AerocarveUS”). Under the AerocarveUS Securities Purchase Agreement, the Company agreed to purchase 250,000 shares of common stock of AerocarveUS for $1.0 million. The investment in AerocarveUS was valued at approximately $1.0 million as of December 31, 2021. The investment in AerocarveUS Corporation was valued at $1.0 million as of March 31, 2023.

Investment in Qxpress

On January 27, 2022, the Company entered into a securities purchase agreement (the “Qxpress Securities Purchase Agreement”) with Qxpress. Under the Qxpress Securities Purchase Agreement, the Company agreed to purchase 46,780 shares of common stock of Qxpress for $1.0 million. The investment in Qxpress was valued at $1.0 million as of March 31, 2023.

Investment in Masterclass (a.k.a. Yanka Industries Inc.)

In March of 2022, the Company entered into a securities purchase agreement (the “Masterclass Securities Purchase Agreement”) with Masterclass. Under the Masterclass Securities Purchase Agreement, the Company agreed to purchase 4,841 shares of common stock of Masterclass for approximately $0.2 million. Although there was also a private fund raise in the second quarter, the per share amount approximated the fair value of the Company’s investment in Masterclass, resulting in no unrealized gain or loss. The investment in Masterclass was valued at approximately $0.2 million as of March 31, 2023.

Investment in Kraken (a.k.a. Payward, Inc.)

In March of 2022, the Company entered into a securities purchase agreement (the “Kraken Securities Purchase Agreement”) with Kraken. Under the Kraken Securities Purchase Agreement, the Company agreed to purchase a total of 8,409 shares of common stock of Kraken for approximately $0.5 million. In August 2022, the Company entered into a common stock transfer agreement with a private seller to purchase 3,723 shares of Kraken for approximately $0.1 million. The investment in Kraken was valued at approximately $0.6 million as of March 31, 2023.

Investment in Epic Games, Inc.

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Epic Games. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. In April 2022, the Company invested an additional $2 million for the purchase of additional shares of common stock of Epic Games. Although there was also a fund raise in April, the per share amount approximated the fair value of the Company’s investment in Epic Games, resulting in no unrealized gain or loss. The investment in Epic Games was valued at $3.5 million as of March 31, 2023.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Tesspay Inc.

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO. Tesspay, a private company, raised capital during the first quarter of 2022, increasing its share price value to $0.25 per share. Therefore, the Company recorded $10,000 in unrealized gain on this investment during the first quarter of 2022. Subsequent to the first quarter of 2022 raise, Tesspay had an additional fund raise in the fourth quarter of 2022 at $0.50 per share, resulting in an additional unrealized gain of approximately $1.3 million. The investment in Tesspay was valued at approximately $2.5 million as of March 31, 2023.

Investment in SpaceX (a.k.a. Space Exploration Technologies Corp.)

On March 30, 2022, the Company entered into a securities purchase agreement (the “SpaceX Securities Purchase Agreement”) with SpaceX, under which the company agreed to purchase shares of common stock of SpaceX for $1.5 million. In April 2022, the Company invested an additional $2.0 million for the purchase of additional shares of common stock of SpaceX. The Company identified a private fund raise on January 3, 2023. Given the proximity to the December 31, 2022 valuation date, the value of the fund raise was used as a proxy for the fair valuation of the Company’s investment in SpaceX as of December 31, 2022. The per share price of SpaceX’s recent fund raise resulted in an unrealized gain of approximately $0.6 million. The investment in SpaceX was valued at approximately $3.7 million as of March 31, 2023.

Investment in Databricks, Inc.

On March 25, 2022, the Company entered into a securities purchase agreement (the “Databricks Securities Purchase Agreement”) with Databricks. Under the Databricks Securities Purchase Agreement, the Company agreed to purchase an aggregate of 3,830 shares of common stock of Databricks for a total $1.2 million. The investment in Databricks was valued at $1.2 million as of March 31, 2023.

Investment in Discord Inc.

In May 2022, the Company entered into a securities purchase agreement (the “Discord Securities Purchase Agreement”) with privately-held company Discord, Inc., a social communications platform provider that is particularly popular with gamers, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Discord Securities Purchase Agreement, the Company agreed to purchase a total of 618 shares of common stock of Discord for approximately $0.5 million. The investment in Discord was valued at $0.5 million as of March 31, 2023.

Investment in Thrasio Holdings, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Thrasio Securities Purchase Agreement”) with privately-held company Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Thrasio Securities Purchase Agreement, the Company agreed to purchase a total of 20,000 shares of common stock of Thrasio for $0.3 million. The investment in Thrasio was valued at $0.3 million as of March 31, 2023.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Automation Anywhere, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Automation Anywhere Securities Purchase Agreement”) with privately-held company Automation Anywhere, Inc., a provider of business automation solutions, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Automation Anywhere Securities Purchase Agreement, the Company agreed to purchase a total of 18,490 shares of common stock of Automation Anywhere for approximately $0.5 million. The investment in Automation Anywhere was valued at $0.5 million as of March 31, 2023.

Investment in Anduril Industries, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Anduril Securities Purchase Agreement”) with privately-held company Anduril Industries, Inc., a defense products company, as one of the Company’s pursuits of potentially high growth interests with near term monetization events. Under the Anduril Securities Purchase Agreement, the Company agreed to purchase a total of 14,880 shares of common stock of Anduril for approximately $0.5 million. The investment in Anduril was valued at $0.5 million as of March 31, 2023.

Note 8. Notes Receivable

The following table presents the Company’s notes receivable as of March 31, 2023 ($ in thousands):

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note, current portion	01/29/2023	8%	$1,000	$277	$1,277
Convergent convertible note, non-current portion	01/29/2023	8%	$750	$-	$750
Raefan Industries LLC Investment	6/30/2023	8%	$4,730	$529	$5,259
American Innovative Robotics Investment	04/01/2027	8%	$1,100	$-	$1,100

Notes receivable, at fair value - current portion					$6,536

Notes receivable, at fair value - non-current portion					$1,850

Convergent Therapeutics, Inc. Investment

The Company’s 8% convertible promissory note (“Convergent Convertible Note”) issued by Convergent Therapeutics, Inc. (“Convergent”) in the principal amount of approximately $1.8 million pursuant to a Note Purchase Agreement matured on January 29, 2023. Upon maturity, Convergent entered into a contractual repayment schedule with the Company. Pursuant to the schedule, Convergent will make a total of eight payments in the amount of $250 thousand and accrued interest, every three months until fully satisfied.

The principal balance of the Convergent Convertible Note is approximately $1.8 million as of March 31, 2023. The Company recorded principal repayment of $0.25 million and interest income of approximately $0.04 million on the Convergent Convertible Note as of March 31, 2023.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Raefan Industries LLC Investment

The Company recorded an interest income receivable of approximately $0.5 million on the Raefan Industries Promissory Note as of March 31, 2023

American Innovative Robotics, LLC Investment

The Company recorded interest income of approximately $22,000 on the Robotics Promissory Note for the three months ended March 31, 2023.

Kaya Now Inc. Investment

During the fourth quarter of 2022, the Company identified indicators of impairment for the Kaya investment as a result of adverse changes in Kaya’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of $0.5 million in the fourth quarter of 2022. The impairment charge represents an impairment loss of the total investment held as a promissory note resulting in a $0 balance for the Kaya Now Promissory Note as of March 31, 2023.

The Company received and recorded interest income related to the Kaya Now Promissory Note of approximately $10,000 for the three months ended March 31, 2023.

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

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value as of March 31, 2023, and December 31, 2022 ($ in thousands):

	Fair value measured as of March 31, 2023
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$24,394	$24,394	$-	$-
Total marketable securities	$24,394	$24,394	$-	$-
Short-term investment	$13	$-	$-	$13
Notes receivable, at fair value - current portion	$6,536	$-	$-	$6,536
Notes receivable, at fair value - non-current portion	$1,850	$-	$-	$1,850

	Fair value measured as of December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$7,130	$7,130	$-	$-
Total marketable securities	$7,130	$7,130	$-	$-
Short-term investment	$13	$-	$-	$13
Notes receivable, at fair value - current portion	$7,474	$-	$-	$7,474
Notes receivable, at fair value - non-current portion	$1,100	$-	$-	$1,100

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Short-term investment at December 31, 2022	$13
Short-term investment at March 31, 2023	$13

Notes receivable, at fair value - current portion, at December 31, 2022	$7,474
Collection of principal outstanding	(250)
Accrued interest receivable, net	62
Note receivable, Convergent Convertible Note, non-current portion	(750)
Notes receivable, at fair value - current portion at March 31, 2023	$6,536

Notes receivable, at fair value - non-current portion, at December 31, 2022	$1,100
Note receivable, Convergent Convertible Note, non-current portion	750
Notes receivable, at fair value - non-current portion, value at March 31, 2023	$1,850

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Receivable at fair value

As of March 31, 2023, the fair value of the notes receivable was measured taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No material change was noted in the fair value of the notes receivable during the three months ended March 31, 2023.

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

The tables below represent the Company’s lease assets and liabilities as of March 31, 2023:

March 31, 2023
Assets:
Operating lease right-of-use-assets	$3,619

Liabilities:
Current
Operating	198
Long-term
Operating	3,363
$3,561

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

March 31, 2023
Weighted-average remaining lease term – operating leases (in years)	7.2
Weighted-average discount rate – operating leases	10.0%

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2023, the Company recorded approximately $0.1 million as lease expense to current period operations.

Three Months Ended
March 31, 2023
Operating leases
Operating lease cost	$134
Operating lease expense	134
Short-term lease rent expense	30
Net rent expense	$164

Supplemental cash flow information related to leases were as follows:

Three Months Ended
March 31, 2023
Operating cash flows - operating leases	$34
Right-of-use assets obtained in exchange for operating lease liabilities	$2,796

As of March 31, 2023, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2023	$365
Year Ended December 31, 2024	750
Year Ended December 31, 2025	688
Year Ended December 31, 2026	688
Year Ended December 31, 2027	688
Year Ended December 31, 2028	770
Thereafter	1,166
Total	5,115
Less present value discount	(1,554)
Operating lease liabilities	$3,561

Note 11. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the three months ended March 31, 2023, and 2022 are as follows:

	As of March 31,
	2023	2022
Convertible preferred stock	34	129,446
Warrants to purchase common stock	444,796	444,796
Options to purchase common stock	31,193	28,203
Total	476,023	602,445

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

On March 6, 2023, the Company cancelled 644,499 shares of common stock as a result of retirement of 644,499 shares of treasury stock.

On March 20, 2023, the Company cancelled 25,000 shares of common stock owned by a board member.

Treasury Stock

On January 21, 2022, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company authorized the Share Buyback Program in an amount of up to three million dollars. During the three months ended March 31, 2023, the Company repurchased 236,630 shares at a cost of approximately $0.9 million or $3.97 per share through marketable securities account under the Share Buyback Program. The Company records treasury stock using the cost method.

On March 6, 2023, the Company retired 644,499 shares of treasury stock with original cost of approximately $3.8 million.

Warrants

A summary of warrant activity for the three months ended March 31, 2023, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	444,796	$29.25	-	3.20
Outstanding as of March 31, 2023	444,796	$29.25	-	2.95

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Awards

A summary of restricted stock awards activity for the three months ended March 31, 2023, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2022	8,068	$5.64
Vested	(8,068)	5.64
Nonvested at December 31, 2022	-	$-

As of March 31, 2023, there is no unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for the three months ended March 31, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	31,193	$302.97	$-	7.9
Outstanding as of March 31, 2023	31,193	$302.97	$-	7.7
Options vested and exercisable	25,311	$372.00	$-	7.4

Stock-based compensation associated with the amortization of stock option expense was approximately $4,800 and $0 for the three months ended March 31, 2023, and 2022, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $10,000.

Note 13. Commitments and Contingencies

Legal Proceedings

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of the Company’s technology. Other than ordinary routine litigation incidental to the business, the Company is not aware of any material, active or pending legal proceedings brought against it.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of March 31, 2023, Dominari Securities had net capital of approximately $2.9 million, which was approximately $2.9 million in excess of required minimum net capital of $0.1 million.

Note 15. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build the Company’s investment processes. Kyle Wool, Board Member, is the president of Revere. The Company incurred fees of approximately $0.08 million and $0.3 million during the three months ending March 31, 2023, and 2022, respectively. These fees were included in general and administrative expense in the unaudited condensed consolidated statements of operations.

Note 16. Subsequent Events

Soo Yu Employment Agreement

On April 3, 2023, Dominari Securities, the Company’s broker-dealer subsidiary, entered into an employment agreement (the Agreement), as amended on April 19, 2023, with Soo Yu. Ms. Yu is currently a member of the Company’s board of directors. Pursuant to the Agreement, which is for a term of one year, Ms. Yu will serve as a registered brokerage representative for Dominari Securities and a special projects manager for the Company. Under the Agreement, Ms. Yu is paid a base salary of $150,000 per year and receives a 60% commission on the gross revenue she generates at Dominari Securities. In addition to her base salary and commissions, Ms. Yu is eligible to receive up to $7.8 million based on the assets under management or account value of accounts she opens at Dominari Securities. Upon Ms. Yu completing all required registrations and opening accounts for clients with assets under management or account value of at least $50 million, Ms. Yu will be entitled to a payment of $2.4 million. Upon Ms. Yu opening accounts for clients with assets under management or account value of at least $150 million (inclusive of prior account values), Ms. Yu will be entitled to a payment of $2.7 million. Upon Ms. Yu opening accounts for clients with assets under management or account value of at least $560 million (inclusive of prior account values), Ms. Yu will be entitled to a payment of $2.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. All references to “we,” “us,” “our” and the “Company” refer to Dominari Holdings Inc., a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

Overview

Dominari Holdings Inc. (the “Company”), formerly AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. In an effort to enhance shareholder value, in June of 2022, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari, the Company acquired Dominari Securities LLC (Dominari Securities), an introducing broker-dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”). Dominari Securities provides investment advisory services and annuity and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers.

Additionally, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary of the Company, has historically explored opportunities in high growth industries.  To date, Aikido Labs has made equity investments in Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass. Finally, The Company is in the process of winding down its historical pipeline of biotechnology assets consisting of patented technologies from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia, and acute lymphoblastic leukemia.

Reverse Stock Split

On June 7, 2022, the Company effected a seventeen-for-one (17-for-1) reverse stock split of its class of common stock (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 20, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on June 2, 2022. The Reverse Stock Split was effective on June 7, 2022. All references to common stock, convertible preferred stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $26,000.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2022. The following represent those critical accounting policies that we believe most significantly impact the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

Refer to Note 3 of the Annual Report for a discussion of all accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

The Company did not recognize revenue from operations, nor do we expect to recognize any revenue until our operational transition into the financial services industry is complete. During the three months ended March 31, 2023, and 2022, we incurred a loss from operations of approximately $3.8 million and $3.8 million, respectively. The consistent loss in operations year over year was primarily attributable to the following:

i.	An approximate $2.0 million increase in general and administrative expenses – driven by approximately $0.4 million and $0.7 million of professional fees (legal, consulting, accounting, etc.) incurred to establish and operate Dominari Financial and Dominari Securities, respectively. In addition, the Company also incurred increased compensation expenses of approximately $0.7 million due to growing operations.

ii.	An approximate $2.0 million decrease in research and development expenses – attributable to the Company’s strategic business decision to transition away from the biotechnology industry and into financial services. The result is a decrease in research and development related expenses by almost 100%.

During the three months ended March 31, 2023 and 2022, other income was approximately $0.07 million and $0.3 million, respectively. The activity for the three months ended March 31, 2023 and 2022, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting marketable securities and the change in fair value of short and long-term investments. Specifically:

i.	Marketable securities – we recognized a loss of approximately $0.07 million for the three months ended March 31, 2023. The decrease of approximately $0.4 million in losses over prior year is a direct result of a decrease in realized and unrealized losses of approximately $0.2 million, offset by an increase in dividend income related of approximately $0.06 million. The decreases were driven by both market improvement and decrease in sale activity resulting in fewer realized losses.

ii.	Short-term and long-term investments – we did not recognize a change in the fair value of short-term and long-term for the three months ended March 31, 2023. The change over the three months ended March 31, 2022 is a function of observable market transactions which resulted in unrealized gains of approximately $0.5 on the adjusted fair value of the investments during the three months ended March 31, 2022. There were no observable market transactions or impairment indicators identified during the three months ended March 31, 2023.

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $43.8 million as of March 31, 2023. We may need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from continuing operations. If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to the Company on favorable terms, or at all.

Cash Flows from Operating Activities

For the three months ended March 31, 2023 and 2022, net cash used in operations was approximately $4.0 million and $3.8 million, respectively. The cash used in operating activities for the three months ended March 31, 2023, is primarily attributable to a net loss of approximately $3.8 million and changes in operating assets and liabilities of $0.5 million, partially offset by approximately $0.1 million in unrealized losses on marketable securities and approximately $0.06 million of realized loss on marketable securities. The cash used in operating activities for the three months ended March 31, 2022 primarily resulted from a net loss of $3.5 million and change in fair value of long-term investment of $1.4 million, and is partially offset by change in fair value of short-term investment of $0.9 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2023 and 2022, net cash used in investing activities was approximately $18.7 million and $10.1 million, respectively. The cash used in investing activities for the three months ended March 31, 2023, primarily resulted from our purchase of marketable securities of approximately $17.5 million and the acquisition of FPS of approximately $1.1 million. The Company also collected approximately $0.3 million in principal related to its short-term notes. The cash used in investing activities for the three months ended March 31, 2022, primarily resulted from our purchase of marketable securities of $27.1 million and purchase of investments of $7.7 million. The purchases of marketable securities during the prior year was partially offset by our sale of marketable securities of $24.7 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, cash used in financing activities was approximately $0.9 million, which reflects the cost for purchase of treasury stock of approximately $0.9 million. Cash provided by financing activities for the three months ended March 31, 2022, was approximately $19.0 million, which reflects the net proceeds of approximately $19.0 million from investors in exchange for the issuance of Series O and Series P Redeemable Convertible Preferred Stock.

Off-balance sheet arrangements.

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Part II. Other Information

Item 1. Legal Proceedings

In the past, in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q and in the other periodic and current reports and other documents we file with the Securities and Exchange Commission, including but not limited to our annual report on Form 10-K for the fiscal year ended December 31, 2022, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operation and future prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. This list is not exhaustive and the order of presentation does not reflect management’s determination of priority or likelihood.

BUSINESS RISKS

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2022, our internal control over financial reporting was not effective, due to our lack of segregation of duties, and lack of controls in place to ensure that all material transactions and developments impacting the consolidated financial statements are reflected, our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting, as of March 31, 2023, resulted, in our conclusion, that, as of that date, our internal control over financial reporting were effective. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1*	Employment Agreement, made and entered into as of April 3, 2023, by and between Dominari Securities LLC and Soo Yu
10.2*	Amendment to Employment Agreement, made and entered into as of April 19, 2023, by and between Dominari Securities LLC and Soo Yu
31.1**	Certification of Principal Executive Officer and Principal Financial Officer of Dominari Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer of Dominari Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished, not filed

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINARI HOLDINGS INC.

Date: May 10, 2023	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)