Form 10-Q
period 2023-06-30
Dominari Holdings Inc.
filed 2023-08-09
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 5,345,312 shares of the Company’s common stock issued and outstanding.

DOMINARI HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2023

Index

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,598	$33,174
Marketable securities	20,675	7,130
Deposits with clearing broker	7,082	-
Prepaid expenses and other assets	715	564
Prepaid acquisition cost	-	301
Short-term investments, at fair value	13	13
Notes receivable, at fair value - current portion	6,339	7,474
Investment in Fieldpoint Securities	-	2,000
Total current assets	38,422	50,656

Property and equipment, net	387	-
Notes receivable, at fair value - non-current portion	1,622	1,100
Employee forgivable loan receivable	98	-
Investments	23,178	23,103
Right-of-use assets	3,530	919
Security deposit	458	458
Total assets	$67,695	$76,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$232	$447
Accrued salaries and benefits	632	1,260
Income taxes withheld	1,300	-
Accrued Commissions	17	-
Lease liability - current	353	82
Other Current liability	124	-
Total current liabilities	2,658	1,789

Lease liability	3,259	680
Total liabilities	5,917	2,469

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 Authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding at June 30, 2023 and December 31, 2022; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at June 30, 2023 and December 31, 2022; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,345,312 and 5,485,096 shares issued at June 30, 2023 and December 31, 2022, respectively; 5,285,164 and 5,017,079 shares outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	260,585	262,970
Treasury stock, at cost, 60,148 and 468,017 shares at June 30, 2023 and December 31, 2022, respectively	(501)	(3,322)
Accumulated deficit	(198,306)	(185,881)
Total stockholders’ equity	61,778	73,767
Total liabilities and stockholders’ equity	$67,695	$76,236

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$71	$-	$71	$-

Operating costs and expenses
General and administrative	$9,080	$2,262	$12,913	$4,049
Research and development	2	36	3	2,052
Total operating expenses	9,082	2,298	12,916	6,101
Loss from operations	(9,011)	(2,298)	(12,845)	(6,101)

Other income (expenses)
Other income	-	-	-	64
Interest income	160	220	297	399
Gain (loss) on marketable securities	400	(2,239)	335	(2,736)
Unrealized loss on note receivable	(212)	-	(212)	-
Change in fair value of investments	-	(760)	-	(238)
Total other income (expenses)	348	(2,779)	420	(2,511)
Net loss	$(8,663)	$(5,077)	$(12,425)	$(8,612)
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	(1,100)	-	(4,109)
Net Loss Attributable to Common Shareholders	$(8,663)	$(6,177)	$(12,425)	$(12,721)

Net loss per share, basic and diluted
Basic and Diluted	$(1.79)	$(1.18)	$(2.45)	$(2.42)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	4,827,239	5,251,023	5,065,055	5,251,766

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended June 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2023	4,659	$-	4,815,597	$-	$259,215	60,148	$(501)	$(189,643)	$69,071
Stock-based compensation	-	-	529,715	-	1,370	-	-	-	1,370
Net loss	-	-	-	-	-	-	-	(8,663)	(8,663)
Balance at June 30, 2023	4,659	$-	5,345,312	$-	$260,585	60,148	$(501)	$(198,306)	$61,778

	Redeemable Convertible Preferred Stock						Preferred		Additional				Total
	Series O		Series P		Common Stock		Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2022	11,000	$11,000	11,000	$11,000	5,252,517	$-	4,659	$-	$262,624	-	$(264)	$(167,309)	$95,051
Redemption of Series O Redeemable Convertible Preferred Stock	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series P Redeemable Convertible Preferred Stock	-	-	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	-	-	-	-	-	-	-	(1,100)	-	-	-	(1,100)
Repurchase of treasury stock	-	-	-	-	-	-	-	-	-	242,902	(1,486)		(1,486)
Stock-based compensation	-	-	-	-	-	-	-	-	105	-	-	-	105
Fractional shares adjusted for reverse split	-	-	-	-	(5,665)	-	-	-	(26)	-	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,077)	(5,077)
Balance at June 30, 2022	-	$-	-	$-	5,246,852	$-	4,659	$-	$261,603	242,902	$(1,750)	$(172,386)	$87,467

For the Six Months Ended June 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	4,659	$-	5,485,096	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767
Stock-based compensation	-	-	529,715	-	1,375	-	-	-	1,375
Cancellation of common stock	-	-	(25,000)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	236,630	(939)	-	(939)
Retirement of treasury stock	-	-	(644,499)	-	(3,760)	(644,499)	3,760	-	-
Net loss	-	-	-	-	-	-	-	(12,425)	(12,425)
Balance at June 30, 2023	4,659	$-	5,345,312	$-	$260,585	60,148	$(501)	$(198,306)	$61,778

	Redeemable Convertible Preferred Stock						Preferred		Additional				Total
	Series O		Series P		Common Stock		Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	-	$-	-	$-	5,275,329	$-	4,659	$-	$265,633	-	$(264)	$(163,774)	$101,595
Issuance of Series O redeemable convertible preferred stock for cash	11,000	11,000			-	-	-	-	-	-	-	-	-
Issuance of Series P redeemable convertible preferred stock for cash			11,000	11,000	-	-	-	-	-	-	-	-	-
Cost on issuance of Series O and Series P Redeemable Convertible Preferred Stock	-	(1,504)	-	(1,505)	-	-	-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	1,504	-	1,505	-	-	-	-	(4,109)	-	-	-	(4,109)
Redemption of Series O Redeemable Convertible Preferred Stock	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series P Redeemable Convertible Preferred Stock	-	-	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-
Repurchase of treasury stock	-	-	-	-	-	-	-	-	-	242,902	(1,486)	-	(1,486)
Stock-based compensation	-	-	-	-	-	-	-	-	105	-	-	-	105
Cancellation of common stock related to investment in CBM	-	-	-	-	(22,812)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	-	-	-	-	(5,665)	-	-	-	(26)	-	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,612)	(8,612)
Balance at June 30, 2022	-	$-	-	$-	5,246,852	$-	4,659	$-	$261,603	242,902	$(1,750)	$(172,386)	$87,467

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(12,425)	$(8,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	182	-
Depreciation	32	-
Change in fair value of short-term investment	-	1,646
Change in fair value of long-term investment	-	(1,408)
Stock-based compensation	2,675	105
Realized loss on marketable securities	487	568
Unrealized (gain) loss on marketable securities	(514)	2,299
Unrealized loss on note receivable	212	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(229)	153
Prepaid acquisition cost	301	-
Deposits with clearing broker	(3,532)	-
Accounts payable and accrued expenses	(428)	(239)
Accrued salaries and benefits	(628)	7
Accrued commissions	(8)	-
Lease liabilities	58	-
Other current liabilities	3	-
Notes receivable, at fair value – net interest accrued	(99)	(377)
Deposit	-	8
Net cash used in operating activities	(13,913)	(5,850)

Cash flows from investing activities
Purchase of marketable securities	(34,014)	(27,460)
Sale of marketable securities	20,494	28,272
Proceeds from sale of digital currencies	-	93
Purchase of fixed assets	(419)	-
Acquisition of FPS, net of cash acquired and receivable owed from FPS	(1,112)	-
Collection of principal on note receivable	502	-
Funds to employee forgivable loan	(100)	-
Purchase of short-term and long-term investments	(75)	(14,605)
Purchase of short-term and long-term promissory notes	-	(1,600)
Net cash used in investing activities	(14,724)	(15,300)

Cash flows from financing activities
Proceeds from issuance of Series O and Series P Redeemable Convertible Preferred Stock, net of discount and offering cost	-	17,891
Payment for fractional shares	-	(26)
Redemption of Series O and Series P Redeemable Convertible Preferred Stock	-	(22,000)
Purchase of treasury stock	(939)	(1,486)
Net cash used in financing activities	(939)	(5,621)

Net decrease in cash and cash equivalents and restricted cash	(29,576)	(26,771)
Cash and cash equivalents, beginning of period	33,174	65,562
Cash and cash equivalents, end of period	$3,598	$38,791

Non-cash investing and financing activities
Transfer from short-term investment to marketable securities	$-	$1,482
Reclassify from convertible note receivable to notes receivable at fair value	$-	$2,147
Promissory convertible note receivable conversion into common shares	$-	$1,508

On March 27, 2023, the Company acquired all assets and liabilities of FPS as disclosed in Note 4:
Net assets acquired, net of cash acquired and receivable owed from FPS	$3,112
Less - Deposit previously transferred in October 2022 to FPS	$(2,000)
Net cash paid	$1,112

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

Dominari Holdings Inc. (the “Company”), formerly AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. In an effort to enhance shareholder value, in June of 2022, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari Financial”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari Financial, the Company acquired Dominari Securities LLC (“Dominari Securities”), an introducing broker-dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”). Dominari Securities provides investment advisory services and annuity and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers.

Additionally, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary of the Company, is in the process of winding down its historical pipeline of biotechnology assets consisting of patented technologies from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia, and acute lymphoblastic leukemia. Aikido Labs has historically explored opportunities in high growth industries and has equity holdings including Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass.

Note 2. Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While the Company continues to implement its business strategy, it intends to finance its activities through managing current cash on hand from the Company’s past equity offerings.

Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities to fund its operations for at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

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

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the membership interest or outstanding voting stock. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aikido Labs, Dominari Financial, and Dominari Securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Deposits with clearing broker

Deposits with Dominari Securities’ clearing broker consisted of approximately $7.1 million held in money market funds and liquid insured deposits maintained by the Company with its clearing broker as of June 30, 2023.

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

Revenue

The Company recognizes revenues under ASC 606 - Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

●	Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within the general and administrative line item in the unaudited condensed consolidated statements of operations as the Company is acting as a principal in the arrangement. Any expenses reimbursed by the Company’s clients are recognized as other income.

●	Commissions are earned by executing, transactions for clients primarily in equity, equity-related, and debt products. Commission revenues associated with trade execution are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date.

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

Effect of new accounting pronouncements to be adopted in future periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on these unaudited condensed consolidated financial statements.

Note 4. FPS Acquisition

On September 9, 2022, Dominari Financial entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer registered with FINRA and an investment adviser registered with the SEC (the “FPS Acquisition”). Pursuant to the terms of the FPS Purchase Agreement, Dominari Financial purchased from the Seller 100% of the membership interests in FPS (the “FPS Membership Interests”). FPS’s registered broker-dealer and investment adviser businesses were renamed and will operate as Dominari Securities, a wholly owned subsidiary of Dominari Financial. The FPS Purchase Agreement provides for Dominari Financial’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari Financial paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari Financial of 20% of the FPS Membership Interests.  Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing (the “Second Closing”) occurred on March 27, 2023. Dominari Financial paid to the Seller an additional approximate $1.6 million consideration for a transfer by the Seller to Dominari Financial of the remaining 80% of the FPS Membership Interests.

Consideration Transferred

The FPS Acquisition was accounted for as a business combination under ASC 805.

Under the terms of the FPS Purchase Agreement and subsequent Amendments and Side Letters, 100% of the FPS Membership Interests were acquired for cash consideration of approximately $3.4 million, which reflected the fair value of net assets acquired, plus a $1 purchase price. At March 31, 2023, Dominari Financial had not finalized the purchase accounting related to the fair value of assets acquired in the FPS Acquisition. Pursuant to the Initial Closing and Second Closing, Dominari Financial had wired a total of approximately $3.6 million in cash to the Seller. The purchase price allocation identified net assets of approximately $3.4 million, resulting in a receivable due from the Seller for approximately $0.2 million. The receivable is not included within the consideration transferred as part of the FPS Acquisition but is included within prepaid expenses and other assets within the unaudited condensed consolidated balance sheet as of March 31, 2023.

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

Fair Value of Net Assets Acquired

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

Dominari Securities reported a net loss of approximately $7.7 million for the three-months ended June 30, 2023. Revenue for the period ended June 30, 2023, was approximately $0.07 million. The net loss was primarily a result of approximately $5.4 million of bonus and employee compensation expense and professional services of approximately $0.9 million. The bonus and compensation expense and professional service fees related to establishing the operations of the broker-dealer and are included in the general and administrative expenses line item within the unaudited condensed consolidated statement of operations.

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2023 and 2022, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized loss	$(432)	$(344)	$(487)	$(568)
Unrealized gain (loss)	643	(1,967)	514	(2,299)
Dividend income	188	72	308	131
Total	$400	$(2,239)	$335	$(2,736)

Note 6. Short-term investments

The following table presents the Company’s short-term investments as of June 30, 2023, and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Investment in Vicinity Motor Corp.	13	13
Total	13	13

There was no change in the fair value of the short-term investments for the six months ended June 30, 2023.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	June 30, 2023	December 31, 2022
Option term (in years)	1.3	1.8
Volatility	76.9%	76.90%
Risk-free interest rate	4.47%	4.47%
Expected dividends	0.00%	0.00%
Stock price	$0.96	$0.96

Note 7. Long-Term Investments

The Company holds interests in several privately held companies as long-term investments that the Company perceives as potential IPO candidates. The following table presents the Company’s long-term investments as of June 30, 2023, and December 31, 2022 ($ in thousands):

	Cost Basis	June 30, 2023	December 31, 2022
Investment in Kerna Health Inc	$2,140	$4,940	$4,940
Investment in Kaya Now	1,500	-	-
Investment in Tevva Motors	1,972	2,794	2,794
Investment in ASP Isotopes	1,300	-	-
Investment in AerocarveUS Corporation	1,075	1,075	1,000
Investment in Qxpress	1,000	1,000	1,000
Investment in Masterclass	170	170	170
Investment in Kraken	597	597	597
Investment in Epic Games	3,500	3,500	3,500
Investment in Tesspay	1,240	2,500	2,500
Investment in SpaceX	3,500	3,674	3,674
Investment in Databricks	1,200	1,200	1,200
Investment in Discord	476	476	476
Investment in Thrasio	300	300	300
Investment in Automation Anywhere	476	476	476
Investment in Anduril	476	476	476
Total	$20,922	$23,178	$23,103

Investment in AerocarveUS Corporation

On November 22, 2021, the Company entered into an agreement (the “AerocarveUS Agreement”) with AerocarveUS Corporation, (“AerocarveUS”). Under the AerocarveUS Agreement, the Company agreed to purchase 250,000 shares of common stock of AerocarveUS for $1.0 million. AerocarveUS changed its name to “Unusual Machines, Inc.” on July 5, 2022. In March of 2023, the Company was issued an additional 64,377 shares at no cost. In June 2023, the Company purchased an additional 150,000 shares of common stock for approximately $0.08 million. The investment in AerocarveUS Corporation (a.k.a. Unusual Machines, Inc.) was valued at approximately $1.08 million as of June 30, 2023.

Note 8. Notes Receivable

The following table presents the Company’s notes receivable as of June 30, 2023 ($ in thousands):

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note - current	01/29/2023	8%	$1,000	$199	$1,199
Convergent convertible note - non-current	01/29/2023	8%	$500	$-	$500
Raefan Industries LLC Investment	12/31/2023	8%	$4,518	$623	$5,141
American Innovative Robotics Investment	04/01/2027	8%	$1,100	$22	$1,122

Notes receivable, at fair value - current portion					$6,339

Notes receivable, at fair value - non-current portion					$1,622

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

The principal balance of the Convergent Convertible Note was approximately $1.8 million as of June 30, 2023. The Company recorded principal repayment of $0.5 million and interest income of approximately $0.1 million on the Convergent Convertible Note for the six months ended June 30, 2023.

Raefan Industries LLC Investment

The Company recorded an interest income receivable of approximately $0.6 million on the Raefan Industries Promissory Note as of June 30, 2023 and an unrealized loss on the note of approximately $0.2 million.

American Innovative Robotics, LLC Investment

The Company recorded interest income of approximately $44,000 on the Robotics Promissory Note for the six months ended June 30, 2023.

Kaya Now Inc. Investment

During the fourth quarter of 2022, the Company identified indicators of impairment for the Kaya investment as a result of adverse changes in Kaya’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of $0.5 million in the fourth quarter of 2022. The impairment charge represents an impairment loss of the total investment held as a promissory note resulting in a $0 balance for the Kaya Now Promissory Note as of June 30, 2023.

The Company received and recorded interest income related to the Kaya Now Promissory Note of approximately $10,000 for the six months ended June 30, 2023.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of June 30, 2023, and December 31, 2022 ($ in thousands):

	Fair value measured as of June 30, 2023
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$20,675	$20,675	$-	$-
Total marketable securities	$20,675	$20,675	$-	$-
Short-term investment	$13	$-	$-	$13
Notes receivable at fair value, current portion	$6,339	$-	$-	$6,339
Notes receivable at fair value, non-current portion	$1,622	$-	$-	$1,622

	Fair value measured as of December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$7,130	$7,130	$-	$-
Total marketable securities	$7,130	$7,130	$-	$-
Short-term investment	$13	$-	$-	$13
Notes receivable at fair value, current portion	$7,474	$-	$-	$7,474
Notes receivable at fair value, non-current portion	$1,100	$-	$-	$1,100

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Short-term investment at December 31, 2022	$13
Short-term investment at June 30, 2023	$13

Notes receivable at fair value, current portion at December 31, 2022	$7,474
Collection of principal outstanding	(500)
Note receivable, Convergent Therapeutics, non-current portion	(500)
Unrealized loss on note receivable	(212)
Accrued interest receivable	77
Notes receivable at fair value, current portion at June 30, 2023	$6,339

Notes receivable at fair value, non-current portion at December 31, 2022	$1,100
Note receivable, Convergent Therapeutics, non-current portion	500
Accrued interest receivable	22
Notes receivable at fair value, non-current portion at June 30, 2023	$1,622

Note Receivable at fair value

As of June 30, 2023, the fair value of the notes receivable was measured taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No material change was noted in the fair value of the notes receivable during the three months ended June 30, 2023.

Note 10. Leases

On December 1, 2021, the Company entered into a Lease Agreement (the “Company’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under the Company’s Lease, the Company rents a portion of the twenty-second floor at 725 Fifth Avenue, New York, New York (the “22nd Floor Premises”). The Company currently uses the 22nd Floor Premises to run its day-to-day operations. The initial term of the Company’s Lease is seven (7) years commencing on July 11, 2022 (“Commencement Date). Under the Company’s Lease, the Company is required to pay monthly rent, commencing on January 11, 2023, equal to $12,874. Effective for the sixth and seventh years of the Company’s Lease, the rent shall increase to $13,502. The Company took possession of the 22nd Floor Premises on the Commencement Date.

On September 23, 2022, Dominari Financial entered into a Lease Agreement (“Dominari Financial’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under Dominari Financial’s Lease, Dominari Financial rents a portion of a floor at 725 Fifth Avenue, New York, New York (the “Premises”). Dominari Financial currently uses the Premises to run its day-to-day operations. The initial term of Dominari Financial’s Lease is seven (7) years commencing on the date that possession of the Premises is delivered to Dominari Financial. Under Dominari Financial’s Lease, Dominari Financial is required to pay monthly rent equal to $49,368. Effective for the sixth and seventh years of Dominari Financial’s Lease, the rent shall increase to $51,868 per month. The Company took possession of the Premises in February 2023.

The tables below represent the Company’s lease assets and liabilities as of June 30, 2023:

June 30, 2023
Assets:
Operating lease right-of-use-assets	$3,530

Liabilities:
Current
Operating	353
Long-term
Operating	3,259
$3,612

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

June 30, 2023
Weighted-average remaining lease term – operating leases (in years)	7.0
Weighted-average discount rate – operating leases	10.0%

During the six months ended June 30, 2023, the Company recorded approximately $0.4 million of lease expense to current period operations.

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Operating leases
Operating lease cost	$179	$313
Operating lease expense	179	313
Short-term lease rent expense	33	63
Net rent expense	$212	$376

Supplemental cash flow information related to leases were as follows:

Six Months Ended
June 30, 2023
Operating cash flows - operating leases	$72
Right-of-use assets obtained in exchange for operating lease liabilities	$2,796

As of June 30, 2023, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2023	$327
Year Ended December 31, 2024	750
Year Ended December 31, 2025	688
Year Ended December 31, 2026	688
Year Ended December 31, 2027	688
Year Ended December 31, 2028	770
Thereafter	1,166
Total	5,077
Less present value discount	(1,465)
Operating lease liabilities	$3,612

Note 11. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the six months ended June 30, 2023, and 2022 are as follows:

	As of June 30,
	2023	2022
Convertible preferred stock	34	34
Warrants to purchase common stock	444,796	444,796
Options to purchase common stock	30,336	198,574
Total	475,166	643,404

Note 12. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

On March 6, 2023, the Company cancelled 644,499 shares of common stock as a result of retirement of 644,499 shares of treasury stock.

On March 20, 2023, the Company cancelled 25,000 shares of common stock owned by a board member.

June 27, 2023, pursuant to Soo Yu’s employment agreement and the Company’s 2022 Equity Incentive Plan, the Company executed a Grant Agreement, through which Soo Yu was granted 1,033,591 shares of the Company’s common stock. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $2.7 million. Pursuant to the Grant Agreement, the Company withheld 503,876 of the shares granted to satisfy Soo Yu’s tax obligation of approximately $1.3 million and recorded as income taxes withheld within the unaudited condensed consolidated balance sheet. See Restricted Stock roll-forward below.

Treasury Stock

On January 21, 2022, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company authorized the Share Buyback Program in an amount of up to three million dollars. During the six months ended June 30, 2023, the Company repurchased 236,630 shares at a cost of approximately $0.9 million or $3.97 per share through marketable securities account under the Share Buyback Program. The Company records treasury stock using the cost method.

On March 6, 2023, the Company retired 644,499 shares of treasury stock with original cost of approximately $3.8 million.

Warrants

A summary of warrant activity for the six months ended June 30, 2023, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	444,796	$29.25	-	3.20
Outstanding as of June 30, 2023	444,796	$29.25	-	2.71

Restricted Stock Awards

A summary of restricted stock awards activity for the six months ended June 30, 2023, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2022	8,068	$5.64
Granted	529,715	$2.58
Vested	(537,783)	2.63
Nonvested at June 30, 2023	-	$-

As of June 30, 2023, there is no unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	31,193	$302.97	$-	7.9
Employee options expired	(857)	$9,719.07
Outstanding as of June 30, 2023	30,336	$36.97	$-	7.6
Options vested and exercisable	26,578	$41.35	$-	7.5

Stock-based compensation associated with the amortization of stock option expense was approximately $8,000 and $0 for the six months ended June 30, 2023, and 2022, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $7,000.

Note 13. Revenue

The following table presents our total revenues disaggregated by revenue type for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Underwriting	$43	$-	$43	$-
Commissions	14	-	14	-
Other	14	-	$14	-
Total	$71	$-	$71	$-

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

Note 15. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of June 30, 2023, Dominari Securities had net capital of approximately $7.3 million, which was approximately $7.2 million in excess of required minimum net capital of $0.1 million.

Note 16. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build the Company’s investment processes. Kyle Wool, Board Member, is also a member of the board of directors of Revere. The Company incurred fees of approximately $0.08 million and $0.6 million during the six months ending June 30, 2023, and 2022, respectively. These fees were included in general and administrative expense in the unaudited condensed consolidated statements of operations.

Note 17. Segment Reporting

The Company operates in two reportable business segments: (1) Dominari Securities and (2) Legacy AIkido Pharma. The Dominari Securities reportable business segment represents the Company’s broker-dealer business, which is composed of underwriting and transactional service activities. The Legacy AIkido Pharma reportable business segment includes Aikido Labs, which manages the investments holdings of the legacy entity. Prior to the FPS Acquisition, the Company operated as a single operating segment comprised of Legacy AIkido Pharma.

The chief operating decision-maker (“CODM”) has access to and regularly reviews internal financial reporting for each business and uses that information to make operational decisions and allocate resources. Accounting policies applied by the reportable segments are the same as those used by the Company and described in the “Summary of Significant Accounting Policies.” While assets are primarily held within the Legacy AIkido Pharma reportable business segment, total assets by segment is not disclosed as the CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The measures of segment profitability that are most relied upon by the CODM are gross revenues and net loss, as presented within the table below and reconciled to the statement of operations.

	Three Months Ended June 30, 2023
	Dominari Securities	Legacy AIkido Pharma	Consolidated
Revenue	$71	$-	$71
Operating Costs
General and administrative	6,957	2,123	$9,080
Research and development		2	2
Loss from operations	$(6,886)	$(2,125)	$(9,011)

Other (expenses) income
Other income			-
Interest income	44	116	160
Loss on marketable securities		400	400
Unrealized loss on note receivable		(212)	(212)
Total other (expenses) income	$44	$304	$348
Net loss	$(6,842)	$(1,821)	$(8,663)

	Six Months Ended June 30, 2023
	Dominari Securities	Legacy AIkido Pharma	Consolidated
Revenue	$71	$-	$71
Operating Costs
General and administrative	8,056	4,857	12,913
Research and development		3	3
Loss from operations	$(7,985)	$(4,860)	$(12,845)

Other (expenses) income
Other income		-	-
Interest income	44	253	297
Loss on marketable securities		335	335
Unrealized loss on note receivable		(212)	(212)
Total other (expenses) income	$44	$376	$420
Net loss	$(7,941)	$(4,484)	$(12,425)

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

Overview

Dominari Holdings Inc. (the “Company”), formerly AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company has operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. In an effort to enhance shareholder value, in June of 2022, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari Financial”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari Financial, the Company acquired Dominari Securities LLC (Dominari Securities), an introducing broker-dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”). Dominari Securities provides investment advisory services and annuity and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers.

Additionally, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary of the Company, is in the process of winding down its historical pipeline of biotechnology assets consisting of patented technologies from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia, and acute lymphoblastic leukemia. Aikido Labs has historically explored opportunities in high growth industries and has equity holdings including Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass.

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

Results of Operations

Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

During the three months ended June 30, 2023, we recognized approximately $0.07 million in revenue from operations, primarily driven by the underwriting revenue earned by Dominari Securities. During the three months ended June 30, 2023, and 2022, we incurred a loss from operations of approximately $9.0 million and $2.3 million, respectively. The consistent loss in operations year over year was primarily attributable to the following:

i.	An approximate $6.8 million increase in general and administrative expenses – driven by approximately $0.02 million and $0.8 million of professional fees (legal, consulting, accounting, etc.) incurred to establish and operate Dominari Financial and Dominari Securities, respectively. In addition, the Company also incurred increased compensation expenses of approximately $6.3 million due to growing operations.

ii.	An approximate $0.03 million decrease in research and development expenses – attributable to the Company’s strategic business decision to transition away from the biotechnology industry and into financial services. The result is a decrease in research and development related expenses by almost 100%.

During the three months ended June 30, 2023 and 2022, other income (expenses) was approximately $0.3 million and $(2.8) million, respectively. The activity for the three months ended June 30, 2023 and 2022, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting marketable securities and the change in fair value of short and long-term investments. Specifically:

i.	Marketable securities – we recognized a gain of approximately $0.4 million for the three months ended June 30, 2023. The decrease of approximately $2.6 million in losses over prior year is a direct result of a decrease in unrealized losses of approximately $2.6 million and increase in dividend income of approximately $0.1 million, offset by an increase in realized loss of approximately $0.08 million. The decreases were driven by both market improvement and decrease in sale activity resulting in fewer realized losses.

ii.	Short-term and long-term investments –The changes over the three months ended June 30, 2023 and 2022 are a function of observable market transactions which resulted in a decrease in unrealized loss of approximately $0.8 million on the adjusted fair value of the investments during the three months ended June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023, compared to the Six months ended June 30, 2022

During the six months ended June 30, 2023, we recognized approximately $0.07 million in revenue from operations, primarily driven by the underwriting revenue earned by Dominari Securities. During the six months ended June 30, 2023, and 2022, we incurred a loss from operations of approximately $12.8 million and $6.1 million, respectively. The consistent loss in operations year over year was primarily attributable to the following:

i.	An approximate $8.9 million increase in general and administrative expenses – driven by approximately $0.1 million and $0.9 million of professional fees (legal, consulting, accounting, etc.) incurred to establish and operate Dominari Financial and Dominari Securities, respectively. In addition, the Company also incurred increased compensation expenses of approximately $6.3 million due to growing operations.

ii.	An approximate $2.0 million decrease in research and development expenses – attributable to the Company’s strategic business decision to transition away from the biotechnology industry and into financial services. The result is a decrease in research and development related expenses by almost 100%.

During the six months ended June 30, 2023 and 2022, other income (expenses) was approximately $0.4 million and $(2.5) million, respectively. The activity for the six months ended June 30, 2023 and 2022, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting marketable securities and the change in fair value of short and long-term investments. Specifically:

i.	Marketable securities – we recognized a gain of approximately $0.3 million for the six months ended June 30, 2023. The decrease of approximately $3.1 million in losses over prior year is a direct result of a decrease in unrealized losses of approximately $2.8 million and increase in dividend income of approximately $0.2 million, offset by an increase in realized loss of approximately $0.08 million. The decreases were driven by both market improvement and decrease in sale activity resulting in fewer realized losses.

ii.	Short-term and long-term investments –The changes over the six months ended June 30, 2023 and 2022 are a function of observable market transactions which resulted in a decrease in unrealized loss of approximately $0.2 million on the adjusted fair value of the investments during the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from our past debt and equity offerings;

●	seeking additional funds raised through the sale of additional securities in the future; and

●	seeking additional liquidity through credit facilities or other debt arrangements.

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $35.7 million as of June 30, 2023. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from continuing operations.

Our ability to obtain capital to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, and other factors, many of which are beyond our control. Specifically, as a result of recent volatility and weakness in the public markets, due to, among other factors, uncertainty in the global economy and financial markets, it may be much more difficult to raise additional capital, if and when it is needed, unless the public markets become less volatile and stronger at such time that we seek to raise additional capital. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Cash Flows from Operating Activities

For the six months ended June 30, 2023 and 2022, net cash used in operations was approximately $13.9 million and $5.9 million, respectively. The cash used in operating activities for the six months ended June 30, 2023, is primarily attributable to a net loss of approximately $11.7 million, approximately $0.5 million of realized gain on marketable securities and changes in operating assets and liabilities of $4.6 million, partially offset by $2.7 million stock-based compensation expense and approximately $0.5 million in unrealized losses on marketable securities. The cash used in operating activities for the three months ended June 30, 2022 primarily resulted from a net loss of $8.6 million and change in fair value of long-term investment of $1.4 million and is partially offset by change in fair value of short-term investment of $1.6 million and unrealized loss on marketable securities of $2.3 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2023 and 2022, net cash used in investing activities was approximately $14.7 million and $15.3 million, respectively. The cash used in investing activities for the six months ended June 30, 2023, primarily resulted from our purchase of marketable securities of approximately $34.0 million and the acquisition of FPS of approximately $1.1 million, partially offset by our sale of marketable securities of approximately $20.5 million. The Company also collected approximately $0.5 million in principal related to its short-term notes. The cash used in investing activities for the six months ended June 30, 2022 primarily resulted from our purchase of marketable securities of $27.5 million, purchase of promissory notes of $1.6 million and purchase of investments of $14.6 million, partially offset by our sale of marketable securities of $28.3 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, cash used in financing activities was approximately $0.9 million, which reflects the cost for purchase of treasury stock of approximately $0.9 million. Cash used in financing activities for the six months ended June 30, 2022 was $5.6 million, which reflects the cost for redemption of Series O and Series P Redeemable Convertible Preferred Stock of $22.0 million and cost for purchase of treasury stock of $1.5 million, partially offset by net proceeds of $17.9 million from investors in exchange of issuance of issuance of Series O and Series P Redeemable Convertible Preferred Stock.

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

During the quarter ended June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	Employment Agreement, made and entered into as of April 3, 20234, by and between Dominari Securities LLC and Soo Yu filed with the Securities and Exchange Commission on May 11, 2023, as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
10.2	Amendment to Employment Agreement, made and entered into as of April 19, 2023, by and between Dominari Securities LLC and Soo Yu filed with the Securities and Exchange Commission on May 11, 2023, as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
31.1*	Certification of Principal Executive Officer of Dominari Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of Dominari Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Dominari Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Dominari Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINARI HOLDINGS INC.

Date: August 9, 2023	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ George Way
George Way
Chief Financial Officer
(Principal Financial and Accounting Officer)