Form 10-Q
period 2023-09-30
Dominari Holdings Inc.
filed 2023-11-06
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-41845

DOMINARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 5th Avenue, 22nd Floor, New York, NY 10022
(Address of Principal Executive Offices, including zip code)

(212) 393-4540
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

As of November 6, 2023, there were 5,345,312 shares of the Company’s common stock issued and outstanding.

DOMINARI HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2023

Index

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

Part II. Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,388	$33,174
Marketable securities	16,274	7,130
Deposits with clearing broker	7,172	-
Prepaid expenses and other assets	715	564
Prepaid acquisition cost	-	301
Short-term investments at fair value	1	13
Notes receivable, at fair value - current portion	6,336	7,474
Investment in Fieldpoint Securities	-	2,000
Total current assets	34,886	50,656

Property and equipment, net	361	-
Notes receivable, at fair value - non-current portion	1,372	1,100
Employee forgivable loan receivable	7	-
Investments	22,696	23,103
Right-of-use assets	3,426	919
Security deposit	458	458
Total assets	$63,206	$76,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$315	$447
Accrued salaries and benefits	632	1,260
Accrued commissions	177	-
Lease liability - current	411	82
Other current liability	187	-
Total current liabilities	1,722	1,789

Lease liability	3,137	680
Total liabilities	4,859	2,469

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding at September 30, 2023 and December 31, 2022; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at September 30, 2023 and December 31, 2022; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,345,312 and 5,485,096 shares issued at September 30, 2023 and December 31, 2022, respectively; 5,285,164 and 5,017,079 shares outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	260,695	262,970
Treasury stock, at cost, 60,148 and 468,017 shares at September 30, 2023 and December 31, 2022, respectively	(501)	(3,322)
Accumulated deficit	(201,847)	(185,881)
Total stockholders’ equity	58,347	73,767
Total liabilities and stockholders’ equity	$63,206	$76,236

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$963	$-	$1,034	$-

Operating costs and expenses
General and administrative	$4,067	$4,515	$16,980	$8,564
Research and development	-	61	3	2,113
Research and development - license acquired		525	-	525
Total operating expenses	4,067	5,101	16,983	11,202
Loss from operations	(3,104)	(5,101)	(15,949)	(11,202)

Other income (expenses)
Other income	-	-	-	64
Interest income	208	187	505	586
(Loss) gain on marketable securities	(150)	(1,654)	185	(4,390)
Unrealized loss on note receivable	-	-	(212)	-
Change in fair value of investments	(495)	329	(495)	91
Total other (expenses) income	(437)	(1,138)	(17)	(3,649)
Net loss	$(3,541)	$(6,239)	$(15,966)	$(14,851)
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	-	-	(4,109)
Net Loss Attributable to Common Shareholders	$(3,541)	$(6,239)	$(15,966)	$(18,960)

Net loss per share, basic and diluted
Basic and Diluted	$(0.66)	$(1.17)	$(3.09)	$(3.59)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	5,345,312	5,344,989	5,159,501	5,283,182

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended September 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2023	4,659	$-	5,345,312	$-	$260,585	60,148	$(501)	$(198,306)	$61,778
Stock-based compensation	-	-	-	-	110	-	-	-	110
Net loss	-	-	-	-	-	-	-	(3,541)	(3,541)
Balance at September 30, 2023	4,659	$-	5,345,312	$-	$260,695	60,148	$(501)	$(201,847)	$58,347

	Series O		Series P		Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2022	-	$-	-	$-	5,246,852	$-	4,659	$-	$261,603	242,902	$(1,750)	$(172,386)	$87,467
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	102,080	(751)		(751)
Stock-based compensation	-	-	-	-	238,244	-	-	-	1,370	-	-	-	1,370
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,239)	(6,239)
Balance at September 30, 2022	-	$-	-	$-	5,485,096	$-	4,659	$-	$262,973	344,982	$(2,501)	$(178,625)	$81,847

For the Nine Months Ended September 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	4,659	$-	5,485,096	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767
Stock-based compensation	-	-	529,715	-	1,485	-	-	-	1,485
Cancellation of common stock	-	-	(25,000)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	236,630	(939)	-	(939)
Retirement of treasury stock	-	-	(644,499)	-	(3,760)	(644,499)	3,760	-	-
Net loss	-	-	-	-	-	-	-	(15,966)	(15,966)
Balance at September 30, 2023	4,659	$-	5,345,312	$-	$260,695	60,148	$(501)	$(201,847)	$58,347

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Common Stock		Preferred Stock		Paid-in	Treasury Stock		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	-	$-	-	$-	5,275,329	$-	4,659	$-	$265,633	-	$(264)	$(163,774)	$101,595
Issuance of Series O redeemable convertible preferred stock for cash	11,000	11,000			-	-	-	-	-	-	-	-	-
Issuance of Series P redeemable convertible preferred stock for cash			11,000	11,000	-	-	-	-	-	-	-	-	-
Cost on issuance of Series O and Series P Redeemable Convertible Preferred Stock	-	(1,504)	-	(1,505)	-	-	-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	1,504	-	1,505	-	-	-	-	(4,109)	-	-	-	(4,109)
Redemption of Series O Redeemable Convertible Preferred Stock	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series P Redeemable Convertible Preferred Stock	-	-	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	344,982	(2,237)	-	(2,237)
Stock-based compensation	-	-	-	-	238,244	-	-	-	1,475	-	-	-	1,475
Cancellation of common stock related to investment in CBM	-	-	-	-	(22,812)	-	-	-	-	-	-	-	-
Fractional shares adjusted for reverse split	-	-	-	-	(5,665)	-	-	-	(26)	-	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(14,851)	(14,851)
Balance at September 30, 2022	-	$-	-	$-	5,485,096	$-	4,659	$-	$262,973	344,982	$(2,501)	$(178,625)	$81,847

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(15,966)	$(14,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	268	23
Depreciation	57	-
Change in fair value of short-term investment	12	1,517
Change in fair value of long-term investment	482	(1,608)
Research and development-acquired license, expensed	-	525
Stock-based compensation	1,485	1,475
Realized loss on marketable securities	1,249	712
Unrealized (gain) loss on marketable securities	(897)	3,889
Unrealized loss on note receivable	212	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(229)	(344)
Prepaid acquisition cost	301	-
Clearing broker deposits	(3,622)	-
Accounts payable and accrued expenses	(345)	137
Accrued salaries and benefits	(628)	659
Accrued commissions	152	-
Lease liabilities	11	12
Other current liabilities	66	-
Notes receivable, at fair value – net interest accrued	(96)	(521)
Deposit	-	(295)
Net cash used in operating activities	(17,488)	(8,670)

Cash flows from investing activities
Purchase of marketable securities	(34,068)	(27,479)
Sale of marketable securities	24,572	28,503
Proceeds from sale of digital currencies	-	93
Purchase of fixed assets	(419)	-
Acquisition of FPS, net of cash acquired and receivable owed from FPS	(1,112)	-
Collection of principal on note receivable	850	-
Funds to employee forgivable loan	(107)	-
Purchase of research and development licenses		(525)
Purchase of short-term and long-term investments	(75)	(15,016)
Purchase of short-term and long-term promissory notes	-	(1,600)
Net cash used in investing activities	(10,359)	(16,024)

Cash flows from financing activities
Proceeds from issuance of Series O and Series P Redeemable Convertible Preferred Stock, net of discount and offering cost	-	17,891
Payment for fractional shares	-	(26)
Redemption of Series O and Series P Redeemable Convertible Preferred Stock	-	(22,000)
Purchase of treasury stock	(939)	(2,237)
Net cash used in financing activities	(939)	(6,372)

Net decrease in cash and cash equivalents and restricted cash	(28,786)	(31,066)
Cash and cash equivalents, beginning of period	33,174	65,562

Cash and cash equivalents, end of period	$4,388	$34,496

Non-cash investing and financing activities
Transfer from short-term investment to marketable securities	$-	$1,497
Reclassify from convertible note receivable to notes receivable at fair value	$-	$2,147
Promissory convertible note receivable conversion into common shares	$-	$899

On March 27, 2023, the Company acquired all assets and liabilities of FPS as disclosed in Note 4:
Net assets acquired, net of cash acquired and receivable owed from FPS	$3,112
Less - Deposit previously transferred in October 2022 to FPS	$(2,000)
Net cash paid	$1,112

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

Related to the shift described above, AIkido Labs, LLC (“Aikido Labs”), a wholly owned subsidiary of the Company, is in the process of winding down its historical pipeline of biotechnology assets. Aikido Labs has historically explored opportunities in high growth industries and has equity holdings including Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2022 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of September 30, 2023, condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

Deposits with clearing broker

Deposits with Dominari Securities’ clearing broker consisted of approximately $7.2 million held in money market funds and liquid insured deposits maintained by the Company with its clearing broker as of September 30, 2023.

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

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

●	Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within the general and administrative line item in the unaudited condensed consolidated statements of operations as the Company is acting as a principal in the arrangement. Any expenses reimbursed by the Company’s clients are recognized as other income.

●	Commissions are earned by executing, transactions for clients primarily in equity, equity-related, and debt products. Commission revenues associated with trade execution are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date.

●	Account advisory fees are earned in connection with investment advisory services. Account advisory fees are recognized over time using the time elapsed method as the Company determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees are generally paid in advance of a specified service period (e.g. quarterly) and are initially deferred within in our Condensed Consolidated Balance Sheet.

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

Note 4. FPS Acquisition

On September 9, 2022, Dominari Financial entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer registered with FINRA and an investment adviser registered with the SEC (the “FPS Acquisition”). Pursuant to the terms of the FPS Purchase Agreement, Dominari Financial purchased from the Seller 100% of the membership interests in FPS (the “FPS Membership Interests”). FPS’s registered broker-dealer and investment adviser businesses were renamed and will operate as Dominari Securities, a wholly owned subsidiary of Dominari Financial. The FPS Purchase Agreement provided for Dominari Financial’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari Financial paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari Financial of 20% of the FPS Membership Interests.  Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing (the “Second Closing”) occurred on March 27, 2023. Dominari Financial paid to the Seller an additional approximate $1.6 million consideration for a transfer by the Seller to Dominari Financial of the remaining 80% of the FPS Membership Interests.

Consideration Transferred

The FPS Acquisition was accounted for as a business combination under ASC 805.

Under the terms of the FPS Purchase Agreement and subsequent amendments and side letters to the agreement 100% of the FPS Membership Interests were acquired for cash consideration of approximately $3.4 million, which reflected the fair value of net assets acquired, plus a $1 purchase price. At March 31, 2023, Dominari Financial had not finalized the purchase accounting related to the fair value of assets acquired in the FPS Acquisition. Pursuant to the Initial Closing and Second Closing, Dominari Financial had wired a total of approximately $3.6 million in cash to the Seller. The purchase price allocation identified net assets of approximately $3.4 million, resulting in a receivable due from the Seller for approximately $0.2 million. The receivable is not included within the consideration transferred as part of the FPS Acquisition but is included within prepaid expenses and other assets within the unaudited condensed consolidated balance sheet as of March 31, 2023.

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

Fair Value of Net Assets Acquired

The following table summarizes the fair values of the assets acquired and liabilities assumed of FPS at the date of acquisition ($ in thousands):

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

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2023 and 2022, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized loss	$(762)	$(144)	$(1,249)	$(712)
Unrealized gain (loss)	382	(1,589)	897	(3,889)
Dividend income	230	79	537	211
Total	$(150)	$(1,654)	$185	$(4,390)

Note 6. Short-term investments

The following table presents the Company’s short-term investments as of September 30, 2023, and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Investment in Vicinity Motor Corp.	1	13
Total	1	13

There was approximately $12,000 reduction in the fair value of the short-term investments for the nine months ended September 30, 2023.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	September 30, 2023	December 31, 2022
Option term (in years)	1.1	1.8
Volatility	67.2%	76.90%
Risk-free interest rate	5.43%	4.47%
Expected dividends	0.00%	0.00%
Stock price	$0.95	$0.96

Note 7. Long-Term Investments

The Company holds interests in several privately held companies as long-term investments that the Company perceives as potential IPO candidates. The following table presents the Company’s long-term investments as of September 30, 2023, and December 31, 2022 ($ in thousands):

	Cost Basis	September 30, 2023	December 31, 2022
Investment in Kerna Health Inc	$2,140	$4,940	$4,940
Investment in Kaya Now	1,500	-	-
Investment in Tevva Motors	1,972	2,794	2,794
Investment in ASP Isotopes	1,300	-	-
Investment in Unusual Machines	1,075	1,033	1,000
Investment in Qxpress	1,000	1,000	1,000
Investment in Masterclass	170	170	170
Investment in Kraken	597	597	597
Investment in Epic Games	3,500	3,500	3,500
Investment in Tesspay	1,240	2,500	2,500
Investment in SpaceX	3,500	3,674	3,674
Investment in Databricks	1,200	760	1,200
Investment in Discord	476	476	476
Investment in Thrasio	300	300	300
Investment in Automation Anywhere	476	476	476
Investment in Anduril	476	476	476
Total	$20,922	$22,696	$23,103

Investment in Unusual Machines, Inc.

On November 22, 2021, the Company entered into an agreement (the “AerocarveUS Agreement”) with AerocarveUS Corporation, (“AerocarveUS”). Under the AerocarveUS Agreement, the Company agreed to purchase 250,000 shares of common stock of AerocarveUS for $1.0 million. AerocarveUS changed its name to “Unusual Machines, Inc.” on July 5, 2022. In March of 2023, the Company was issued an additional 64,377 shares at no cost. In June 2023, the Company purchased an additional 150,000 shares of common stock for approximately $0.08 million. On July 10, 2023, Unusual Machines, Inc. effected a reverse stock split pursuant to which each two shares of common stock of the Corporation issued and outstanding was combined and reclassified into one share of common stock of the Corporation. The investment in Unusual Machines, Inc. was valued at approximately $1.0 million as of September 30, 2023.

Note 8. Notes Receivable

The following table presents the Company’s notes receivable as of September 30, 2023 ($ in thousands):

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note - current	01/29/2023	8%	$1,000	$125	$1,125
Convergent convertible note - non-current	01/29/2023	8%	$250	$-	$250
Raefan Industries LLC Investment	12/31/2023	8%	$4,493	$717	$5,210
American Innovative Robotics Investment	04/01/2027	8%	$1,100	$22	$1,122

Notes receivable, at fair value - current portion					$6,336

Notes receivable, at fair value - non-current portion					$1,372

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

The principal balance of the Convergent Convertible Note was approximately $1.3 million as of September 30, 2023. The Company recorded principal repayment of $0.8 million and interest income of approximately $0.2 million on the Convergent Convertible Note for the nine months ended September 30, 2023.

Raefan Industries LLC Investment

The Company recorded an interest income receivable of approximately $0.7 million on the Raefan Industries Promissory Note as of September 30, 2023 and an unrealized loss on the note of approximately $0.2 million.

American Innovative Robotics, LLC Investment

The Company recorded interest income of approximately $67,000 on the Robotics Promissory Note for the nine months ended September 30, 2023.

Kaya Now Inc. Investment

During the fourth quarter of 2022, the Company identified indicators of impairment for the Kaya investment as a result of adverse changes in Kaya’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of $0.5 million in the fourth quarter of 2022. The impairment charge represents an impairment loss of the total investment held as a promissory note resulting in a $0 balance for the Kaya Now Promissory Note as of September 30, 2023.

The Company received and recorded interest income related to the Kaya Now Promissory Note of approximately $10,000 for the nine months ended September 30, 2023.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of September 30, 2023, and December 31, 2022 ($ in thousands):

	Fair value measured as of September 30, 2023
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$16,274	$16,274	$-	$-
Total marketable securities	$16,274	$16,274	$-	$-
Short-term investment	$1	$-	$-	$1
Notes receivable at fair value, current portion	$6,336	$-	$-	$6,336
Notes receivable at fair value, non-current portion	$1,372	$-	$-	$1,372

	Fair value measured as of December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$7,130	$7,130	$-	$-
Total marketable securities	$7,130	$7,130	$-	$-
Short-term investment	$13	$-	$-	$13
Notes receivable at fair value, current portion	$7,474	$-	$-	$7,474
Notes receivable at fair value, non-current portion	$1,100	$-	$-	$1,100

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Short-term investment at December 31, 2022	$13
Change in fair value of investment	(12)
Short-term investment at September 30, 2023	$1

Notes receivable at fair value, current portion at December 31, 2022	$7,474
Collection of principal outstanding	(750)
Note receivable, Convergent Therapeutics, non-current portion	(250)
Unrealized loss on note receivable	(212)
Accrued interest receivable	74
Notes receivable at fair value, current portion at September 30, 2023	$6,336

Notes receivable at fair value, non-current portion at December 31, 2022	$1,100
Note receivable, Convergent Therapeutics, non-current portion	250
Accrued interest receivable	22
Notes receivable at fair value, non-current portion at September 30, 2023	$1,372

Note Receivable at fair value

As of September 30, 2023, the fair value of the notes receivable was measured taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No material change was noted in the fair value of the notes receivable during the three months ended September 30, 2023.

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

The tables below represent the Company’s lease assets and liabilities as of September 30, 2023:

September 30, 2023
Assets:
Operating lease right-of-use-assets	$3,426

Liabilities:
Current
Operating	411
Long-term
Operating	3,137
$3,548

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

September 30, 2023
Weighted-average remaining lease term – operating leases (in years)	6.7
Weighted-average discount rate – operating leases	10.0%

During the nine months ended September 30, 2023, the Company recorded approximately $0.6 million of lease expense to current period operations.

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating leases
Operating lease cost	$179	$490
Operating lease expense	179	490
Short-term lease rent expense	33	96
Net rent expense	$212	$586

Supplemental cash flow information related to leases were as follows:

Nine Months Ended
September 30, 2023
Operating cash flows - operating leases	$209
Right-of-use assets obtained in exchange for operating lease liabilities	$2,780

As of September 30, 2023, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2023	$188
Year Ended December 31, 2024	747
Year Ended December 31, 2025	685
Year Ended December 31, 2026	685
Year Ended December 31, 2027	685
Year Ended December 31, 2028	766
Thereafter	1,160
Total	4,916
Less present value discount	(1,368)
Operating lease liabilities	$3,548

Note 11. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the nine months ended September 30, 2023, and 2022 are as follows:

	As of September 30,
	2023	2022
Convertible preferred stock	34	34
Warrants to purchase common stock	444,796	444,796
Restricted stock awards	96,309	-
Options to purchase common stock	134,454	198,574
Total	675,593	643,404

Note 12. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

On March 6, 2023, the Company cancelled 644,499 shares of common stock as a result of retirement of 644,499 shares of treasury stock.

On March 20, 2023, the Company cancelled 25,000 shares of common stock owned by an executive.

June 27, 2023, pursuant to Soo Yu’s employment agreement and the Company’s 2022 Equity Incentive Plan, the Company executed a Grant Agreement, through which Soo Yu was granted 1,033,591 shares of the Company’s common stock. Upon issuance, the shares were fully vested and nonforfeitable with a total fair value of approximately $2.7 million. Pursuant to the Grant Agreement, the Company withheld 503,876 of the shares granted to satisfy Soo Yu’s tax obligation of approximately $1.3 million and recorded as income taxes withheld within the unaudited condensed consolidated balance sheet. See Restricted Stock roll-forward below.

Treasury Stock

On January 21, 2022, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company authorized the Share Buyback Program in an amount of up to three million dollars. During the nine months ended September 30, 2023, the Company repurchased 236,630 shares at a cost of approximately $0.9 million or $3.97 per share through marketable securities account under the Share Buyback Program. The Company records treasury stock using the cost method.

On March 6, 2023, the Company retired 644,499 shares of treasury stock with original cost of approximately $3.8 million.

Warrants

A summary of warrant activity for the nine months ended September 30, 2023, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	444,796	$29.25	-	3.20
Outstanding as of September 30, 2023	444,796	$29.25	-	2.45

Restricted Stock Awards

A summary of restricted stock awards activity for the nine months ended September 30, 2023, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2022	8,068	$5.90
Granted	626,024	$2.67
Vested	(537,783)	2.63
Nonvested at September 30, 2023	96,309	$3.18

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $93,000 and $1.4 million for the nine months ended September 30, 2023, and 2022, respectively. All stock compensation was recorded as a component of general and administrative expenses.

As of September 30, 2023, there is approximately $0.2 million unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	31,193	$302.97	$-	7.9
Employee options granted	110,000	3.21	-	9.9
Employee options forfeited	(5,882)	5.95	-	-
Employee options expired	(857)	$9,719.07	-	-
Outstanding as of September 30, 2023	134,454	$10.70	$-	9.4
Options vested and exercisable	24,454	$44.43	$-	7.1

Stock-based compensation associated with the amortization of stock option expense was approximately $26,000 and $40,000 for the nine months ended September 30, 2023, and 2022, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.7 million.

Note 13. Revenue

The following table presents our total revenues disaggregated by revenue type for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Underwriting	$318	$-	$361	$-
Commissions	525	-	539	-
Advisory fees	72	-	72	-
Other	48	-	$62	-
Total	$963	$-	$1,034	$-

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

Note 15. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of September 30, 2023, Dominari Securities had net capital of approximately $6.2 million, which was approximately $6.1 million in excess of required minimum net capital of $0.1 million.

Note 16. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build the Company’s investment processes. Kyle Wool, Board Member, was previously a member of the board of directors of Revere. The Company incurred fees of approximately $75,000 and $0.8 million during the nine months ending September 30, 2023, and 2022, respectively. These fees were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 17. Segment Reporting

The Company operates in two reportable business segments: (1) Dominari Financial and (2) Legacy AIkido. The Dominari Financial reportable business segment represents the Company’s broker-dealer business, which is composed of mostly underwriting and transactional service activities. The Legacy AIkido reportable business segment includes Aikido Labs, which manages the investments holdings of the legacy entity. Prior to the FPS Acquisition, the Company operated as a single operating segment comprised of Legacy AIkido.

The chief operating decision-maker (“CODM”) has access to and regularly reviews internal financial reporting for each business and uses that information to make operational decisions and allocate resources. Accounting policies applied by the reportable segments are the same as those used by the Company and described in the “Summary of Significant Accounting Policies.” While assets are primarily held within the Legacy AIkido reportable business segment, total assets by segment is not disclosed as the CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The measures of segment profitability that are most relied upon by the CODM are gross revenues and net loss, as presented within the table below and reconciled to the statement of operations.

	Three Months Ended September 30, 2023
	Dominari Financial	Legacy AIkido	Consolidated
Revenue	$963	$-	$963
Operating Costs
General and administrative	2,324	1,743	$4,067
Research and development	-	-	-
Loss from operations	$(1,361)	$(1,743)	$(3,104)

Other (expenses) income
Other income	-	-	-
Interest income	91	117	208
Loss on marketable securities	-	(150)	(150)
Unrealized loss on note receivable	-	-	-
Change in fair value of investments		(495)	(495)
Total other (expenses) income	$91	$(528)	$(437)
Net loss	$(1,270)	$(2,271)	$(3,541)

	Nine Months Ended September 30, 2023
	Dominari Financial	Legacy AIkido	Consolidated
Revenue	$1,034	$-	$1,034
Operating Costs
General and administrative	10,380	6,600	16,980
Research and development		3	3
Loss from operations	$(9,346)	$(6,603)	$(15,949)

Other (expenses) income
Other income	-	-	-
Interest income	135	370	505
Gain on marketable securities	-	185	185
Unrealized loss on note receivable	-	(212)	(212)
Change in fair value of investments	-	(495)	(495)
Total other (expenses) income	$135	$(152)	$(17)
Net loss	$(9,211)	$(6,755)	$(15,966)

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “budget,” “forecast,” “could,” “continue,” “plan,” or “potentially” or the negatives of these terms or variations of them or similar terminology, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Related to the shift described above, AIkido Labs, LLC (“Aikido Labs”), another wholly owned subsidiary of the Company, is in the process of winding down its historical pipeline of biotechnology assets. Aikido Labs has historically explored opportunities in high growth industries and has equity holdings including Anduril Industries, Inc, Databricks, Inc., Discord, Inc., Epic Games, Inc., Payward, Inc. dba Kraken, Space Exploration Technologies Corp. dba SpaceX, Tevva Motors Ltd., Thrasio, LLC, and Yanka Industries, Inc. dba Masterclass.

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

Refer to Note 3 of the Annual Report for a discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

During the three months ended September 30, 2023, we recognized approximately $1.0 million in revenue from operations, primarily driven by the commissions and underwriting revenue earned by Dominari Securities. During the three months ended September 30, 2023, and 2022, we incurred a loss from operations of approximately $3.1 million and $5.1 million, respectively. The decrease in loss from operations was primarily attributable to the following:

i.	An approximate $0.4 million decrease in general and administrative expenses. The Company incurred decreased compensation expenses of approximately $0.2 million due to decreased stock-based compensation expenses.

ii.	An approximate $0.6 million decrease in research and development expenses – attributable to the Company’s strategic business decision to transition away from the biotechnology industry and into financial services. The result is a decrease in research and development related expenses by almost 100%.

During the three months ended September 30, 2023 and 2022, other expenses was approximately $0.4 million and $1.1 million, respectively. The activity for the three months ended September 30, 2023 and 2022, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting marketable securities and the change in fair value of short and long-term investments. Specifically:

i.	Marketable securities – we recognized a loss of approximately $0.2 million for the three months ended September 30, 2023. The decrease of approximately $1.5 million in losses over the prior period is a direct result of a decrease in unrealized losses of approximately $2.0 million and an increase in dividend income of approximately $0.2 million, offset by an increase in realized loss of approximately $0.6 million. The decreases were driven by both market improvement and decrease in sale activity resulting in fewer realized losses.

ii.	Short-term and long-term investments –The changes over the three months ended September 30, 2023 and 2022 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $0.8 million on the adjusted fair value of the investments during the three months ended September 30, 2023.

Nine Months Ended September 30, 2023, compared to the Nine months ended September 30, 2022

During the nine months ended September 30, 2023, we recognized approximately $1.0 million in revenue from operations, primarily driven by the underwriting revenue earned by Dominari Securities. During the nine months ended September 30, 2023, and 2022, we incurred a loss from operations of approximately $16.0 million and $11.2 million, respectively. The increase in loss in operations was primarily attributable to the following:

i.	An approximate $8.4 million increase in general and administrative expenses – driven by approximately $0.1 million and $1.2 million of professional fees (legal, consulting, accounting, etc.) incurred to establish and operate Dominari Financial and Dominari Securities, respectively. In addition, the Company also incurred increased compensation expenses of approximately $5.6 million due to growing operations.

ii.	An approximate $2.6 million decrease in research and development expenses – attributable to the Company’s strategic business decision to transition away from the biotechnology industry and into financial services. The result is a decrease in research and development related expenses by almost 100%.

During the nine months ended September 30, 2023 and 2022, other income (expenses) was approximately $17 thousand and $(3.6) million, respectively. The activity for the nine months ended September 30, 2023 and 2022, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting marketable securities and the change in fair value of short and long-term investments. Specifically:

i.	Marketable securities – we recognized a gain of approximately $0.2 million for the nine months ended September 30, 2023. The decrease of approximately $4.6 million in losses over the prior period is a direct result of a decrease in unrealized losses of approximately $4.8 million and increase in dividend income of approximately $0.3 million, offset by an increase in realized loss of approximately $0.5 million. The decreases were driven by both market improvement and a decrease in sale activity resulting in fewer realized losses.

ii.	Short-term and long-term investments –The changes over the nine months ended September 30, 2023 and 2022 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $0.6 million on the adjusted fair value of the investments during the nine months ended September 30, 2023.

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $33.2 million as of September 30, 2023. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2023 and 2022, net cash used in operations was approximately $17.5 million and $8.7 million, respectively. The cash used in operating activities for the nine months ended September 30, 2023, is primarily attributable to a net loss of approximately $16.0 million, approximately $0.9 million of unrealized gain on marketable securities and changes in operating assets and liabilities of $4.4 million, partially offset by $1.5 million stock-based compensation expense and approximately $1.2 million in realized losses on marketable securities. The cash used in operating activities for the nine months ended September 30, 2022 primarily resulted from a net loss of $14.9 million and change in fair value of long-term investment of $1.6 million and is partially offset by change in fair value of short-term investment of $1.5 million and unrealized loss on marketable securities of $3.9 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was approximately $10.4 million and $16.0 million, respectively. The cash used in investing activities for the nine months ended September 30, 2023, primarily resulted from our purchase of marketable securities of approximately $34.1 million and the acquisition of FPS for approximately $1.1 million, partially offset by our sale of marketable securities of approximately $24.6 million. The Company also collected approximately $0.5 million in principal related to its short-term notes. The cash used in investing activities for the nine months ended September 30, 2022 primarily resulted from our purchase of marketable securities of $27.5 million, purchase of promissory notes of $1.6 million and purchase of investments of $15.0 million, partially offset by our sale of marketable securities of $28.5 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, cash used in financing activities was approximately $0.9 million, which reflects the cost for the purchase of treasury stock of approximately $0.9 million. Cash used in financing activities for the nine months ended September 30, 2022 was $6.4 million, which reflects the cost for the redemption of Series O and Series P Redeemable Convertible Preferred Stock of $22.0 million and the cost for purchase of treasury stock of $2.2 million, partially offset by net proceeds of $17.9 million from investors in exchange of issuance of issuance of Series O and Series P Redeemable Convertible Preferred Stock.

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

During the quarter ended September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2023. Any of our previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

DOMINARI HOLDINGS INC.

Date: November 6, 2023	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ George Way
George Way
Chief Financial Officer
(Principal Financial and Accounting Officer)