Form 10-K
period 2023-12-31
Dominari Holdings Inc.
filed 2024-04-01
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-41845

DOMINARI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 5th Avenue, 22nd Floor

New York, NY 10022

(Address of principal executive offices)

(212) 393-4540

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023: $12,149,343 based upon the closing sale price of our common stock of $2.91 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 5,934,917 shares of the registrant’s common stock outstanding as of March 26, 2024.

DOMINARI HOLDINGS INC.

i

EXPLANATORY NOTE

All references in this Annual Report on Form 10-K (“Annual Report”) to “we,” “us,” “our” and the “Company” refer to Dominari Holdings Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS AND
RISK FACTOR SUMMARY

This Annual Report contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for the Company’s business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this in this Annual Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are described in greater detail in Item 1A of Part I, “Risk Factors.”

ii

PART I

Item 1. BUSINESS

Overview

Dominari Holdings Inc. (“Dominari”) is a holding company that, through its various subsidiaries, is engaged in wealth management, investment banking, sales and trading and asset management.  In addition to capital investment, Dominari provides management support to the executive teams of its subsidiaries, helping them to operate efficiently and reduce cost under a streamlined infrastructure. Dominari and its subsidiaries are collectively referred to herein as “Company,” “we,” “our” or “us.”

Dominari Financial Inc. (“Dominari Financial”), a wholly-owned subsidiary of Dominari Holdings Inc., executes the Company’s growth strategy in the financial services industry. In addition to organic growth, Dominari Financial seeks partnership opportunities and acquisitions of third-party financial assets such as registered investment advisors and businesses, broker dealers, asset management and fintech firms, and insurance brokers. Our first transaction in furtherance of our growth in the financial services industry, the acquisition of 100% of a dually-registered broker dealer and investment advisor from Fieldpoint Private Bank & Trust (“Fieldpoint”), was consummated on March 27, 2023. The newly acquired dually registered broker-dealer and investment adviser was renamed Dominari Securities LLC (“Dominari Securities”) and is a wholly-owned subsidiary of Dominari Financial.

The Company is in the process of winding down its historical pipeline of biotechnology assets held by Aikido Labs, LLC. These biotechnology assets consist of patented technology from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia, SARS-CoV-2 and acute lymphoblastic leukemia.

History

The Company was founded in 1967 as Spherix Incorporated. In 2017, the Company changed its name to AIkido Pharma Inc. From 2017 to 2022, the Company operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics in development. During the second half of 2022, in an effort to enhance stockholder value, the Company shifted its primary focus away from biotechnology to a new line of business in the financial services industry.  In furtherance of this new focus, in June of 2022, the Company formed Dominari Financial Inc., with the purpose of making strategic acquisitions across the financial services industry. On December 22, 2022, the Company changed its name to Dominari Holdings Inc.

On September 9, 2022, we entered into a membership interest purchase agreement (the “FPS Purchase Agreement”) with Fieldpoint, a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”) and dually-registered broker-dealer and investment advisor registered with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (“SEC”). Pursuant to the terms of the FPS Purchase Agreement, we purchased from Fieldpoint 100% of the membership interests in FPS (the “Membership Interests”) and, as a result thereof, operate the newly acquired dual registered broker-dealer and investment adviser as a wholly owned subsidiary of Dominari Financial Inc.  The FPS Purchase Agreement provided for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022, at which Dominari paid Fieldpoint $2,000,000 in consideration for a transfer by Fieldpoint to Dominari of 20% of the Membership Interests.   Following FINRA’s approval of the Continuing Membership Application pursuant to FINRA Rule 1017 (the “Rule 1017 Application”) on March 20, 2023, the second closing occurred on March 27, 2023, at which time Dominari paid Fieldpoint an additional $1.4 million in consideration for a transfer by Fieldpoint to Dominari of the remaining 80% of the Membership Interests.

Dominari Securities

Dominari Securities offers, and plans to offer, a broad range of broker-dealer and registered investment adviser services. Those services are discussed below and include wealth management, investment banking, sales and trading, asset management and insurance products.

Wealth Management Services

Dominari Securities provides a comprehensive array of financial services to high-net-worth individuals and families, corporate executives, and public and private businesses. Clients are able to choose a variety of ways to establish a relationship and conduct business, including by establishing brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. Dominari Securities also provides the following private client services:

Full-Service Brokerage.  Dominari Securities offers full-service brokerage services covering investment alternatives, including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options, municipal bonds, mutual funds, exchange-traded funds, and unit investment trusts.

Wealth Planning. Dominari Securities offers financial and wealth planning services, which include asset management, individual and corporate retirement solutions, insurance and annuity products, IRAs and 401(k) plans, U.S. stock plan services to corporate executives and businesses, education savings programs, and trust and fiduciary services to individual and corporate clients through third-party trust companies.

Margin Lending. Dominari Securities, through its clearing partnerships, extends credit to its customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest on such extensions of credit at interest rates derived from Dominari Securities’ posted rate as adjusted, from time to time.

Investment Banking

Dominari Securities’ investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking groups focus on the consumer and retail, energy, financial institutions, healthcare, rental services, technology, education, and transportation and logistics sectors. Investment banking services include:

Financial Advisory. Dominari Securities advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, spin-offs, joint ventures, restructurings and liability management.

Equities Capital Markets. Dominari Securities provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, confidentially marketed public offerings, registered directs, private investments in public equity, private placements, at-the-market offerings, and equity-linked offerings.

Debt Capital Markets. Dominari Securities plans to offer debt capital markets solutions for emerging growth and middle market companies. Dominari Securities will focus on structuring and distributing public and private debt through financing transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Dominari Securities expects to also participate in high yield debt and fixed and floating-rate senior and subordinated debt offerings in the future.

Fund Placement. Dominari Securities expects to provide alternative investment firms with a broad and deep portfolio of value-added services. Services may include bespoke strategic and tactical advisory as well as primary fundraises, co-investments and direct transactions.

Debt Advisory & Restructuring. Dominari Securities expects to offer creative solutions to leveraged corporate issuers and credit investors. We will evaluate a full range of strategic alternatives, identify the appropriate structure and source of funds to provide our clients the ability to pursue an optimal and value maximizing outcome.

Sales and Trading

Dominari Securities provides a broad range of sales and trading services to our clients. Sales and trading services include:

Institutional Equity Sales and Trading. Dominari Securities acts as an agent in the execution of its customers’ orders through our strategic clearing partners.

Equity Derivatives and Index Options. Dominari Securities offers listed equity and index options strategies for investors seeking to manage risk and optimize returns within the equities market.

Institutional Fixed Income Sales and Trading. Dominari Securities offers trading in public and private debt (including sovereign debt) securities, including investment and non-investment grade, distressed and convertible corporate securities through our clearing partners.

Securities Lending. In connection with both its trading and brokerage activities, Dominari Securities, through its clearing relationships, expects to borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lend securities to other brokers and dealers for similar purposes. Dominari Securities expects to earn interest on its cash collateral provided and pay interest on the cash collateral received less a rebate earned for lending securities.

Asset Management

Dominari Securities offers discretionary and non-discretionary fee-based programs to provide tailored investment management solutions and services to high-net-worth private clients, institutions and corporations and/or plans sponsored by them. These include, but are not limited to, portfolio management, manager research and due diligence through third party partners, asset allocation advice and financial planning. Dominari Securities offers portfolio management strategies and third-party investment management capabilities through separately managed accounts, alternative investments and discretionary and non-discretionary portfolio management programs as well as managed portfolios of mutual funds. Platform support functions can include sales and marketing along with administrative services such as trade execution, client services, records management and client reporting and performance monitoring. Dominari Securities generates revenues through the receipt of investment advisory and transactional fees for advisory services and from fees earned through sharing arrangements with registered and private alternative investment vehicles. Dominari Securities also earns investment advisory fees on assets held in discretionary and non-discretionary asset-based programs. These fees are billed monthly in advance and are calculated based on all fee-based assets under management balances at the end of the prior month. Dominari Securities also earns income from revenue-sharing arrangements that are derived from management and incentive fees on alternative investments and calculates these on a pre-determined basis with registered and private investment companies. The Company’s asset management services include:

Separately Managed Accounts. Dominari Securities provides clients with fee-based programs: (i) a unified managed account which allows multiple investment managers, mutual funds and exchange-traded funds to be combined in a single custodial account; and (ii) an asset review dual contract program designed for clients seeking a direct contractual relationship with investment managers.

Discretionary Advisory Accounts.  Dominari Securities offers client-focused discretionary fee-based investment programs managed by Dominari Securities advisors.

Non-Discretionary Advisory Accounts. Dominari Securities provides fee-based non-discretionary investment advisory services and consultation to clients.

Alternative Investments. Dominari Securities offers high net worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager hedge funds, fund of funds, diversified private equity funds and single investment late stage private equity funds.

Private Market Platform. Through a collaborative effort among the Company’s business units, Dominari’s private market platform focuses on sourcing private investments across various sectors. Transactions are expected to cover the full spectrum of private investments, including early stage, late stage, direct, co-investments, funds and secondary market transactions in debt, equity and hybrid securities.

Regulation

Regulation in the United States

The financial services industry in which we operate is subject to extensive regulation. In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws. In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”) is a self-regulatory organization (“SRO”) that is actively involved in the regulation of securities businesses. In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or investment advisory activities. The SEC, FINRA, and state securities regulators conduct periodic examinations of broker-dealers and investment advisors. The designated examining authority under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) for Dominari Securities’ activities as a broker-dealer is FINRA. Financial services businesses are also subject to regulation and examination by state securities regulators and attorneys general in those states in which they do business. In addition, broker-dealers and investment advisors must also comply with the rules and regulation of clearing houses, exchanges, and trading platforms of which they are a member.

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

In addition, certain states, have proposed or adopted measures that would make broker-dealers, sales agents and investment advisors and their representatives subject to a fiduciary duty when providing products and services to customers. The SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals would allow for a private right of action. In the event our wealth management division makes recommendations to retail customers, it will be required to comply with the obligations imposed under Reg BI and applicable state laws.

Regulatory Capital Requirements

Dominari Securities is subject to financial capital requirements that are set by regulation. Dominari Securities is a registered broker-dealer and is required to maintain net capital in an amount equal to SEC minimum financial requirements. As a broker-dealer, Dominari Securities is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”). Compliance with the Net Capital Rule could limit Dominari Securities’ operations, such as underwriting and trading activities and financing customers’ prime brokerage or other margin activities, in each case, that could require the use of significant amounts of capital, limit its ability to engage in certain financing transactions, such as repurchase agreements, and may also restrict its ability (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such stockholders or affiliates.

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

Competition

All aspects of our business are, and are expected to be, intensely competitive. We compete primarily with small to mid-size bank holding companies that engage in wealth management, investment banking and capital markets activities as one of their lines of business and that have greater capital and resources than we do. We will also compete against other broker-dealers, asset managers and boutique firms. We believe the principal factors that will drive our competitiveness in the future will include our ability to: provide differentiated insights to our clients that lead to better business outcomes; attract, retain and develop skilled professionals; deliver a competitive breadth of high-quality service offerings; and to maintain a flat, nimble and entrepreneurial culture built on immediacy and client service.

Employees

As of December 31, 2023, we had 26 full-time employees and 2 part-time employees, none of which are represented by a labor union or covered by a collective bargaining agreement. The Company offers health insurance benefits to eligible employees. Additional benefits offered by the Company depend on the employee position and title, but may include a 401(k) retirement plan, short-term disability, Workers’ Compensation for qualifying illness or injury, sick leave and paid vacation. The Company also provides certain training for employees, such as New York State Harassment Prevention Training, Cyber Security Awareness Training and some continuing education training.

Item 1A. RISK FACTORS

The Company’s business and operations are subject to numerous risks. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that are presently unknown, management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s financial condition and results of operations may be materially and adversely affected. We may amend or supplement these risk factors from time to time in other reports we file with the SEC.

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

Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their start-up stages, particularly those in the financial services industry. Stockholders should carefully consider the risks and uncertainties that a business with no operating history will face. In particular, stockholders should consider that there is a significant risk that we will not be able to:

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

Our net loss for the year ended December 31, 2023 was $22.9 million. Our accumulated deficit was $208.8 million as of December 31, 2023. Our ability to become profitable depends upon our ability to generate revenue from our financial products and services. We do not know when, or if, we will generate significant revenue from such financial services and products. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

If we cannot meet our future capital requirements, we may be unable to develop and enhance our services, take advantage of business opportunities and respond to competitive pressures.

We may need to raise additional funds in the future to grow our business internally, invest in new businesses, expand through acquisitions, enhance our current services or respond to changes in our target markets. If we raise additional capital through the sale of equity or equity derivative securities, the issuance of these securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the terms of that debt could impose additional restrictions on our operations or harm our financial condition. Additional financing may be unavailable on acceptable terms.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2023, our internal control over financial reporting was not effective, due to the design and maintenance of fair value reporting relating to certain notes receivable. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

●	A portion of the Company’s revenues will be derived from fees generated from its asset management business segment. Asset management fees often are primarily comprised of base management and performance (or incentive) fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and changes in market values. Poor investment performance by the Company’s portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors, and, thus further impact the Company’s business and financial condition. If the Company experiences losses of managed accounts, fee revenue will decline. In addition, in periods of declining market values, the values of assets under management may ultimately decline, which would negatively impact fee revenues.

●	In the past decade, passively managed index funds have seen greater investor interest, and this trend has become more prevalent in recent years. A continued lessening of investor interest in active investing and continued increase in passive investing may lead to a continued decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads.

●	The Company expects its investment banking revenue, in the form of underwriting, placement and financial advisory fees, to be directly related to the volume and value of transactions as well as the Company’s role in these transactions and will typically only be earned upon the successful completion of a transaction. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decreases, thereby reducing the demand for the Company’s investment banking services and increasing price competition among financial services companies seeking such engagements. Accordingly, the Company’s business will be highly dependent on market conditions, the decisions and actions of its clients, and interested third parties. The number of engagements the Company has at any given time will be subject to change and may not necessarily result in future revenues.

The Company may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could result in unforeseen expenses or disruptive effects on its business.

From time to time, the Company may consider acquisitions of other businesses or joint ventures with other businesses. Any acquisition or joint venture that the Company determines to pursue will be accompanied by a number of risks. After the announcement or completion of an acquisition or joint venture, the Company’s stock price could decline if investors view the transaction as too costly or unlikely to improve the Company’s competitive position.

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

Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as in a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. To the extent we have compensation targets, we may not be able to retain our employees, which could result in increased recruiting expenses or result in our recruiting additional employees at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition could be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

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

If we fail to manage our anticipated growth effectively, our business, financial condition and operating results could be harmed.

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve, and expand our infrastructure of people and information systems and expand, train and manage our employee base. To support continued growth, we must effectively integrate, develop and motivate new employees. We face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results. Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our services and client experience. We are also required to manage relationships with a growing number of partners, institutions, clients and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our operations and employee base. If we are unable to manage the growth of our operations effectively, our business, financial condition and operating results may be materially adversely affected.

The Company depends on its senior employees and the loss of their services could harm its business.

The Company’s success is dependent in large part upon the services of its senior executives and employees. Any loss of services of the chief executive officer and other senior executive officers may adversely affect the business and operations of the Company. If the Company’s senior executives or employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected.

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

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. It is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. In addition, regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, a reluctance of counterparties to do business with us and the costs of defending litigation.

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

During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Private Client and Asset Management business segments. Substantial market fluctuations could also cause variations in the value of our investments in our funds, the flow of investment capital into or from Assets Under Management, and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Private Client and Asset Management business segments.

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

From time to time we may invest in securities that are illiquid or subject to restrictions.

From time to time we may invest in securities that are subject to restrictions which prohibit us from selling the securities for a period of time. Such agreements may limit our ability to generate liquidity quickly through the disposition of the underlying investment while the agreement is effective.

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

Cybersecurity and security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.

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

As a result of the foregoing, the Company has and is likely to incur significant costs in preparing its infrastructure and maintaining it to resist any such attacks. In addition to personnel dedicated to overseeing the infrastructure and systems to defend against cybersecurity incidents, senior management is regularly briefed on issues, preparedness and any incidents requiring response. At its regularly scheduled meetings, the Board of Directors is briefed and brought up to date on cybersecurity matters.

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

Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries associated with causing or exacerbating, or alleged to cause or exacerbate, climate change. We also may be negatively impacted by any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of stockholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to monetary penalties or sanctions.

The securities industry and the Company’s businesses are subject to extensive regulation by the SEC, state securities regulators, other governmental regulatory authorities and industry self-regulatory organizations. The Company may be adversely affected by new or revised legislation or regulations or changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Dominari Securities is a broker-dealer and investment adviser registered with the SEC and is primarily regulated by FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including, without limitation sales methods and supervision, underwriting, trading practices among broker-dealers, emerging standards concerning fees and charges imposed on clients for fee-based programs, use and safekeeping of customers’ funds and securities, anti-money laundering and the USA Patriot Act (the “Patriot Act”) compliance, capital structure of securities firms, trade and regulatory reporting, cybersecurity, pricing of services, compliance with Department of Labor rules and regulations for retirement accounts, compliance with lending practices (Regulation T), record keeping, and the conduct of directors, officers and employees.

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

Firms in the financial services industry have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, FINRA, and state regulators. Penalties and fines sought by regulatory authorities have increased substantially. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, as amended (the “1940 Act”), could result in investigations, sanctions and reputational damage. Increasingly, regulators have instituted a practice of “regulation by enforcement” where new interpretations of existing regulations are introduced by bringing enforcement actions against securities firms for activities that occurred in the past but were not then thought to be problematic. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.

Numerous regulatory changes and enhanced regulatory and enforcement activity relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.

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

If the Company violates the securities laws or is involved in litigation in connection with a violation, the Company’s reputation and results of operations may be adversely affected.

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

Our common stock is currently traded on The Nasdaq Capital Market (“Nasdaq”), under the symbol “DOMH.” If we fail to meet any of the continued listing standards of Nasdaq, our common stock could be delisted from Nasdaq. These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;

●	stockholders’ equity of $2.5 million;

●	500,000 shares of publicly held common stock with a market value of at least $1 million;

●	300 public stockholders; and

●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, the delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Exchange Act.

Our share price may be volatile and there may not be an active trading market for our common stock.

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of upstart financial services companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for upstart financial services stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2023 through December 31, 2023, the closing share price of our common stock (on a split-adjusted basis) ranged from a high of $4.45 to a low of $1.85. The reason for the volatility in our common stock is not well understood and may continue. Factors that may have contributed to such volatility include, but are not limited to:

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

Our common stock has been “thinly-traded” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. Our trading volumes may have been further adversely affected by the 17-for-1 reverse stock split that was effective as of June 7, 2022. In addition, we believe that due to the limited number of shares of our common stock outstanding, an options market has not been established for our common stock, limiting the ability of market participants to hedge or otherwise undertake trading strategies available for larger companies with broader stockholder bases which prevents institutions and others from acquiring or trading in our securities. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Our stock price and trading volume could decline as a result of inaccurate or unfavorable research, or the cessation of research cover, about our business published by securities or industry analysts.

The trading market for our common stock may be affected by the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. In addition, the analysts’ projections may have little or no relationship to the results we actually achieve and could cause our stock price to decline if we fail to meet their projections. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.

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

We incur increased costs as a result of being a public company.

As a public company, we incur significant levels of legal, accounting, regulatory and other expenses. Sarbanes-Oxley and related rules of the SEC, together with the listing requirements of Nasdaq, impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. We have incurred costs as a result of compliance with these public company requirements, and we may need to hire additional qualified personnel in order to continue to satisfy these public company requirements. We are required to expend considerable time and resources complying with public company regulations. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action.

Because of their significant stock ownership, some of our executive officers and directors will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates own or control, in the aggregate, beneficially own approximately 32.93% of our outstanding common stock as of December 31, 2023. These stockholders may be able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our company; impeding a merger, consolidation, takeover, or other business combination involving our company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Dividends on our common stock are not likely.

During the last five years, we have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Investors must look solely to the potential for appreciation in the market price of the shares of our common stock to obtain a return on their investment.

Item 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1C. CYBERSECURITY

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K) as part of our broader risk management system and processes. The cybersecurity risk management system involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. We actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from consultants, cybersecurity assessors, auditors and other third parties to gather certain insights designed to identify and assess material cybersecurity threat risks, their severity and potential mitigations. We depend on and engage various third parties, including suppliers, vendors, and service providers. Our risk management, legal, information technology, and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such entities. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to Mr. Blattner, our designated member of our Board of Directors.

Mr. Blattner has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and report any findings and recommendations, as appropriate, to the full Board of Directors for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the designated member of the Board of Directors.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Further, a cyber incident impacting our systems or a third-party’s systems could subject us to business, regulatory, litigation and reputational risk, which could have a negative effect on our business, results of operations and financial condition. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report.

Item 2. PROPERTIES

We lease offices located in New York, New York and we believe that the New York offices are sufficient to meet our current needs.

Item 3. LEGAL PROCEEDINGS

Many aspects of the Company’s business involve substantial risks of liability. In the ordinary course of business, the Company may be named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, which could create substantial exposure and periodic expenses. The Company may also be involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, which may result in expenses, adverse judgments, settlements, fines, penalties, injunctions or other relief. In the past in the ordinary course of business, we actively pursued legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. In March 2024, the Company received a notice of petition of a filed action seeking relief related to the March 2024 affiliates of new registered representatives. This notice was filed against the Company’s subsidiary Dominari Securities. The Company does not agree with the claim of the plaintiff and will defend itself accordingly. While the Company intends to defend itself vigorously from this claim, it is unable to predict the outcome of such legal proceeding. Any potential loss as a result of this legal proceeding cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for the aforementioned claim.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “DOMH”. On March 26, 2024, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $2.35.

Holders

As of March 26, 2024, we had approximately 136 holders of record of our common stock.

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

Share Repurchases

We did not purchase any of our registered equity securities during the quarterly period covered by this Annual Report.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	556,477	$4.94	839,686
Equity compensation plans not approved by security holder	-	-	-
	556,477		839,686

(1)	Consists of options to acquire 24,454 shares of common stock under the 2014 Equity Incentive Plan and 395,714 shares of common stock under the 2022 Equity Incentive Plan, and restricted stock awards to acquire 136,309 shares of common stock under the 2022 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and the related notes included in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. The Company’s actual results could differ materially from such forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading “Special Cautionary Notice Regarding Forward Looking Statements and Risk Factor Summary” included in this report. Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those identified below and those discussed in Part I, Item 1A “Risk Factors” of this Annual Report:

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of the MD&A.

●	Critical Accounting Estimate. Accounting estimates we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Recently Issued Accounting Pronouncements. A discussion of recent accounting standards.

●	Results of Operations. An analysis of our financial results is presented to compare 2023 to 2022. We also provide a discussion of our Liquidity and Capital Resources position and usage.

Overview

Dominari is a holding company that, through its various subsidiaries, is engaged in wealth management, investment banking, sales and trading and asset management.  In addition to capital investment, Dominari provides management support to the executive teams of its subsidiaries, helping them to operate efficiently and reduce cost under a streamlined infrastructure.

Dominari Financial, a wholly-owned subsidiary of Dominari, executes the Company’s growth strategy in the financial services industry. In addition to organic growth, Dominari Financial seeks partnership opportunities and acquisitions of third-party financial assets such as registered investment advisors and businesses, broker dealers, asset management and fintech firms, and insurance brokers. Our first transaction in furtherance of our growth in the financial services industry, the acquisition of 100% of a dually-registered broker dealer and investment advisor from Fieldpoint was consummated on March 27, 2023. The newly acquired dually registered broker-dealer and investment adviser was renamed Dominari Securities and is a wholly-owned subsidiary of Dominari Financial.

The Company is in the process of winding down its historical pipeline of biotechnology assets held by Aikido Labs, LLC. These biotechnology assets consist of patented technology from leading universities and researchers, including prospective treatments for pancreatic cancer, acute myeloid leukemia, SARS-CoV-2 and acute lymphoblastic leukemia.

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

Critical Accounting Estimates

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

The Company estimates the fair value of stock option grants using the Black-Scholes (“Black-Scholes”) option pricing model. The determination of fair value within Black-Scholes involves a number of significant estimates, judgements and assumptions that may affect the value of employee stock options used in the model. These include the expected volatility of our stock and employee exercise behavior which are based on historical data as well as uncertain expectations of future developments over the term of the option. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The uncertainty of these judgments and assumption could result in significant change in our stock-based compensation expense amounts in the future.

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

Expected Dividend - The Company has never declared or paid any cash dividends on its shares of common stock and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

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

For equity investments that are accounted for using the measurement alternative, the Company initially records equity investments at cost but is required to adjust the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment. Our investments are valued at $24 million as of December 31, 2023.  In valuing these investments there are judgements and assumptions that may affect the values derived for each security including the determination of a change in value and whether or not there are indicators of an impairment of value. These judgments could impact the estimation uncertainty and the impact of these estimates could have an effect on the financial condition and results of operations. Management’s estimates and assumptions include considerations of industry and market conditions and well as uncertain factors identified specific to each investment that could impact the carrying values.

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

Results of Operations

Fiscal Year Ended December 31, 2023 Compared to Fiscal Year Ended December 31, 2022

During the year ended December 31, 2023, we recognized approximately $2.0 million in revenue from operations, primarily driven by the underwriting revenue earned by Dominari Securities. During the years ended December 31, 2023 and 2022, we incurred a loss from operations of approximately $21.8 million and $14.3 million, respectively. The increase in loss in operations was primarily attributable to the following:

i.	An approximate $12.2 million increase in general and administrative expenses – driven by approximately $0.1 million and $1.9 million of professional fees (legal, consulting, accounting, etc.) incurred to establish and operate Dominari Financial and Dominari Securities, respectively. In addition, the Company also incurred increased compensation expenses of approximately $9.5 million due to growing operations.

ii.	An approximate $2.7 million decrease in research and development expenses – attributable to the Company’s strategic business decision to transition away from the biotechnology industry and into financial services. The result is a decrease in research and development related expenses by almost 100%.

During the years ended December 31, 2023 and 2022, other expenses was approximately $(1.1) million and $(7.8) million, respectively. The activity for the years ended December 31, 2023 and 2022, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting marketable securities and the change in fair value of note receivable, and short and long-term investments. Specifically:

i.	Marketable securities – we recognized a gain of approximately $0.6 million for the year ended December 31, 2023. The decrease of approximately $6.6 million in losses over the prior period is a direct result of a decrease in unrealized losses of approximately $6.0 million, an increase in dividend income of approximately $0.4 million and a decrease in realized loss of approximately $0.2 million. The decreases were driven by both market improvement and a decrease in sale activity resulting in fewer realized losses.

ii.	Note receivable – the changes over the years ended December 31, 2023 and 2022 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $3.2 million on the adjusted fair value of the note receivable during the year ended December 31, 2023.

iii.	Short-term and long-term investments – the changes over the years ended December 31, 2023 and 2022 are a function of observable market transactions which resulted in an increase in unrealized gain of approximately $3.3 million on the adjusted fair value of the investments during the year ended December 31, 2023.

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our business plan to support our transition into the financial services industry. Our working capital amounted to approximately $26.5 million as of December 31, 2023. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

Cash Flows from Operating Activities

For the years ended December 31, 2023 and 2022, net cash used in operations was approximately $22.2 million and $10.6 million, respectively. The cash used in operating activities for the year ending December 31, 2023, is primarily attributable to a net loss of approximately $22.9 million, approximately $1.0 million of unrealized gain on marketable securities, change in fair value of long-term investment of approximately $0.8 million and changes in operating assets and liabilities of $5.3 million, partially offset by $3.0 million stock-based compensation expense, approximately $3.2 million in unrealized losses on note receivable and approximately $1.2 million in realized losses on marketable securities. The cash used in operating activities for the year ending December 31, 2022, is primarily attributable to a net loss of approximately $22.1 million. The net loss was slightly offset by approximately $4.9 million in unrealized losses on marketable securities, approximately $2.6 million relating to the change in fair value of short-term investments, approximately $1.8 million in research and development expense related to acquired licenses, approximately $1.5 million related to stock-based compensation, and approximately $1.4 million of realized loss on marketable securities.

Cash Flows from Investing Activities

For the years ended December 31, 2023 and 2022, net cash used in investing activities was approximately $7.2 million and $14.6 million, respectively. The cash used in investing activities for the year ended December 31, 2023, primarily resulted from our purchase of marketable securities of approximately $34.1 million and the acquisition of FPS for approximately $1.1 million, partially offset by our sale of marketable securities of approximately $27.6 million and collection of principal on note receivable of approximately $1.1 million. The cash used in investing activities for the year ended December 31, 2022, primarily resulted from our purchase of marketable securities of approximately $26.8 million, purchase of investments of approximately $15.0 million, purchase of research and development licenses of approximately $1.8 million, and the purchase of promissory notes of approximately $1.6 million, partially offset by our sale of marketable securities of approximately $28.7 million since we invest excess cash into marketable securities until additional cash is needed.

Cash Flows from Financing Activities

For the year ended December 31, 2023, cash used in financing activities was approximately $0.9 million, which reflects the cost for the purchase of treasury stock of approximately $0.9 million. For the year ended December 31, 2022, cash used in financing activities was approximately $7.2 million, which reflects the cost for redemption of Series O and Series P Redeemable Convertible Preferred Stock of approximately $22.0 million and cost for purchase of treasury stock of approximately $3.1 million, partially offset by net proceeds of approximately $17.9 million from investors in exchange of issuance of issuance of Series O and Series P Redeemable Convertible Preferred Stock. For the year ended December 31, 2021, cash provided by financing activities was approximately $78.2 million, which is primarily attributable to the approximate $78.2 million from investors in exchange of issuance of common stock and warrants.

Contractual obligations

None.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and supplementary data required by this Item 8 follow.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Dominari Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dominari Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Long-term Investments

As of December 31, 2023, the Company had $24.15 million of investments in companies without readily determinable fair values. The Company typically measures these investments at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment. We identified the valuation of these investments as a critical audit matter because of the significant judgement management uses to estimate the investment value. This is a challenging audit area due to the subjectivity in assessing whether observable price changes have occurred for investments that are identical or similar to the investment the Company holds, and in assessing whether an investment is impaired.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of management’s process for accounting for their investments that do not have readily determinable fair values. We considered the appropriateness of the Company’s application of accounting policy by obtaining and reviewing the Company’s analysis and confirming its compliance with accounting principles generally accepted in the United States. We tested the mathematical accuracy of the Company’s carrying value calculations. We evaluated the accounting conclusions reached by the Company as to whether any observable transactions had occurred that were identical or similar in nature through reading the Company’s available financial and other information regarding the investee and through public searches for corroborating or contradictory information. Further, we evaluated the appropriateness of the Company’s impairment conclusions considering this internal and external information. For certain investments, we utilized our internal valuation group specialists to assess the appropriateness of the valuation methodologies and recompute the valuations derived. We also evaluated the adequacy of the Company’s disclosures in the notes to the consolidated financial statements in relation to this matter.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

New York, NY

April 1, 2024

DOMINARI HOLDINGS INC.

Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$2,833	$33,174
Marketable securities	13,547	7,130
Deposits with clearing broker	7,687	-
Prepaid expenses and other assets	898	564
Prepaid acquisition cost	-	301
Short-term investments at fair value	-	13
Notes receivable, at fair value - current portion	3,177	7,474
Investment in Fieldpoint Securities	-	2,000
Total current assets	28,142	50,656

Property and equipment, net	344	-
Notes receivable, at fair value - non-current portion	1,129	1,100
Investments	24,150	23,103
Right-of-use assets	3,335	919
Security deposit	458	458
Total assets	$57,558	$76,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,036	$447
Accrued salaries and benefits	51	1,260
Accrued commissions	77	-
Lease liability - current	421	82
Other current liability	22	-
Total current liabilities	1,607	1,789

Lease liability	3,028	680
Total liabilities	4,635	2,469

Stockholders’ equity
Preferred stock, $0.0001 par value, 50,000,000 authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding at December 31, 2023 and 2022; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding at December 31, 2023 and 2022; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,995,065 and 5,485,096 shares issued at December 31, 2023 and 2022, respectively; 5,934,917 and 5,017,079 shares outstanding at December 31, 2023 and 2022, respectively	-	-
Additional paid-in capital	262,187	262,970
Treasury stock, at cost, 60,148 and 468,017 shares at December 30, 2023 and December 31, 2022, respectively	(501)	(3,322)
Accumulated deficit	(208,763)	(185,881)
Total stockholders’ equity	52,923	73,767
Total liabilities and stockholders’ equity	$57,558	$76,236

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Consolidated Statements of Operations

($ in thousands except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenues	$2,039	$-

Operating costs and expenses
General and administrative	$23,838	$11,683
Research and development	3	830
Research and development - license acquired	(6)	1,833
Total operating expenses	23,835	14,346
Loss from operations	(21,796)	(14,346)

Other income (expenses)
Other income	36	64
Interest income	716	687
Gain (loss) on marketable securities	630	(5,952)
Unrealized loss on note receivable	(3,248)	-
Change in fair value of investments	780	(2,560)
Total other expenses	(1,086)	(7,761)
Net loss	$(22,882)	$(22,107)
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	(4,109)
Net Loss Attributable to Common Shareholders	$(22,882)	$(26,216)

Net loss per share, basic and diluted
Basic and Diluted	$(4.38)	$(4.91)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	5,229,477	5,334,075

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

	Redeemable Convertible Preferred Stock								Additional				Total
	Series O		Series P		Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	-	$-	-	$-	4,659	$-	5,275,329	$-	$265,633	-	$(264)	$(163,774)	$101,595
Issuance of Series O redeemable convertible preferred stock for cash	11,000	11,000	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series P redeemable convertible preferred stock for cash	-	-	11,000	11,000	-	-	-	-	-	-	-	-	-
Cost on issuance of Series O and Series P Redeemable Convertible Preferred Stock	-	(1,504)	-	(1,505)	-	-	-	-	-	-	-	-	-
Deemed dividends related to Series O and Series P Redeemable Convertible Preferred Stock	-	1,504	-	1,505	-	-	-	-	(4,109)	-	-	-	(4,109)
Redemption of Series O Redeemable Convertible Preferred Stock	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series P Redeemable Convertible Preferred Stock	-	-	(11,000)	(11,000)	-	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	468,017	(3,058)	-	(3,058)
Stock-based compensation	-	-	-	-	-	-	238,244	-	1,472	-	-	-	1,472
Cancellation of common stock related to investment in CBM	-	-	-	-	-	-	(22,812)	-	-	-	-	-	-
Fractional shares adjusted for reverse split	-	-	-	-	-	-	(5,665)	-	(26)	-	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(22,107)	(22,107)
Balance at December 31, 2022	-	$-	-	$-	4,659	$-	5,485,096	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767
Stock-based compensation	-	-	-	-	-	-	1,179,468	-	2,977	-	-	-	2,977
Cancellation of common stock	-	-	-	-	-	-	(25,000)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	236,630	(939)	-	(939)
Retirement of treasury stock	-	-	-	-	-	-	(644,499)	-	(3,760)	(644,499)	3,760	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(22,882)	(22,882)
Balance at December 31, 2023	-	$-	-	$-	4,659	$-	5,995,065	$-	$262,187	60,148	$(501)	$(208,763)	$52,923

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(22,882)	$(22,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	359	(188)
Depreciation	83	-
Change in fair value of short-term investment	13	2,621
Change in fair value of long-term investment	(793)	(61)
Research and development-acquired license, expensed	-	1,833
Stock-based compensation	2,977	1,472
Realized loss on marketable securities	1,180	1,405
Unrealized (gain) loss on marketable securities	(1,049)	4,867
Unrealized loss on note receivable	3,248	-
Realized gain on receiving shares in exchange of note receivable extension	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(406)	(215)
Prepaid acquisition cost	301	(301)
Clearing broker deposits	(4,137)	-
Accounts payable and accrued expenses	376	66
Accrued salaries and benefits	(1,209)	580
Accrued commissions	52	-
Lease liabilities	(88)	31
Other current liabilities	(99)	-
Notes receivable, at fair value – net interest accrued	(122)	(600)
Net cash used in operating activities	(22,232)	(10,597)

Cash flows from investing activities
Purchase of membership interest in FPS	-	(2,000)
Purchase of marketable securities	(34,125)	(26,798)
Sale of marketable securities	27,574	28,658
Proceeds from sale of digital currencies	-	93
Purchase of fixed assets	(427)	-
Acquisition of FPS, net of cash acquired and receivable owed from FPS	(1,112)	-
Return of deposit (funding of deposit) into a managed account, net	-	3,898
Collection of principal on note receivable	1,102	-
Funds to employee forgivable loan	(107)	-
Purchase of research and development licenses	-	(1,833)
Purchase of short-term and long-term investments	(75)	(15,016)
Purchase of short-term and long-term promissory notes	-	(1,600)
Net cash used in investing activities	(7,170)	(14,598)

Cash flows from financing activities
Proceeds from issuance of Series O and Series P Redeemable Convertible Preferred Stock, net of discount and offering cost	-	17,891
Payment for fractional shares	-	(26)
Redemption of Series O and Series P Redeemable Convertible Preferred Stock	-	(22,000)
Purchase of treasury stock	(939)	(3,058)
Net cash used in financing activities	(939)	(7,193)

Net decrease in cash and cash equivalents and restricted cash	(30,341)	(32,388)
Cash and cash equivalents, beginning of period	33,174	65,562

Cash and cash equivalents, end of period	$2,833	$33,174

Cash paid for interest and taxes	$686	$-

Non-cash investing and financing activities
Receiving shares in exchange of note receivable extension	$179	$-
Note receivable principal and interest receivable reduced due to receiving shares	$143
Transfer from short-term investment to marketable securities	$-	$1,497
Reclassify from convertible note receivable to notes receivable at fair value	$-	$2,147
Transfer from long-term investment to marketable securities	$-	$1,439
Promissory convertible note receivable conversion into common shares	$-	$899

On March 27, 2023, the Company acquired all assets and liabilities of FPS as disclosed in Note 4:
Net assets acquired, net of cash acquired and receivable owed from FPS	$3,112
Less - Deposit previously transferred in October 2022 to FPS	$(2,000)
Net cash paid	$1,112

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

On September 9, 2022, Dominari entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”).   Pursuant to the terms of the FPS Purchase Agreement, Dominari purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”). FPS’s registered broker-dealer and investment adviser businesses will be operated as a wholly owned subsidiary of Dominari.  The FPS Purchase Agreement provides for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari of 20% of the FPS Membership Interests.   Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing occurred on March 27, 2023. Dominari paid to the Seller an additional $1.4 million in consideration for a transfer by the Seller to Dominari of the remaining 80% of the Membership Interests.

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

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the membership interest or outstanding voting stock. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aikido Labs, Dominari Financial, and Dominari Securities. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include stock-based compensation, the valuation of investments, the valuation of notes receivable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. The Company’s chief executive officer is the CODM. The measures of segment profitability that are most relied upon by the CODM are gross revenues and net loss.

Concentration of Cash

The Company maintains cash balances at four financial institutions in checking accounts. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances. As of December 31, 2023 and 2022, the Company had no cash equivalents.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Deposits with clearing broker

Deposits with Dominari Securities’ clearing broker consisted of approximately $6.7 million held in money market funds and liquid insured deposits maintained by the Company with its clearing broker as of December 31, 2023.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred (see Note 11 - Leases).

Revenue

The Company recognizes revenues under ASC 606 - Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services (see Note 15 - Revenue).

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

●	Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within the general and administrative line item in the consolidated statements of operations as the Company is acting as a principal in the arrangement. Any expenses reimbursed by the Company’s clients are recognized as other income.

●	Commissions are earned by executing, transactions for clients primarily in equity, equity-related, and debt products. Commission revenues associated with trade execution are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date.

●	Account advisory fees are earned in connection with investment advisory services. Account advisory fees are recognized over time using the time elapsed method as the Company determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees are generally paid in advance of a specified service period (e.g. quarterly) and are initially deferred within in our Consolidated Balance Sheet.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary difference resulting from matters that have been recognized in the Company’s consolidated financial statement or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities measured at the enacted tax rates in effect for the year in which these items are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations.

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

Recently adopted accounting standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. The Company adopted ASU 2021-08 on January 1, 2023. There was no material impact to the Company’s consolidated financial statements from the implementation of ASU 2021-08.

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

Effect of new accounting pronouncements to be adopted in future periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on these consolidated financial statements.

Note 4. FPS Acquisition

On September 9, 2022, Dominari Financial entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer registered with FINRA and an investment adviser registered with the SEC (the “FPS Acquisition”). Pursuant to the terms of the FPS Purchase Agreement, Dominari Financial purchased from the Seller 100% of the membership interests in FPS (the “FPS Membership Interests”). FPS’s registered broker-dealer and investment adviser businesses were renamed and will operate as Dominari Securities, a wholly owned subsidiary of Dominari Financial. The FPS Purchase Agreement provided for Dominari Financial’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari Financial paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari Financial of 20% of the FPS Membership Interests.  Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing occurred on March 27, 2023. Dominari Financial paid to the Seller an additional approximate $1.4 million consideration for a transfer by the Seller to Dominari Financial of the remaining 80% of the FPS Membership Interests.

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

Under the acquisition method of accounting, the assets acquired, and liabilities assumed of FPS were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred approximately $0.3 million of transaction costs associated with the FPS Acquisition. The transaction costs are included in general and administrative expenses in the consolidated statement of operations.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

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

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the years ended December 31, 2023 and 2022, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	Years Ended December 31,
	2023	2022
Realized loss	$(1,180)	$(1,405)
Unrealized gain (loss)	1,049	(4,867)
Dividend income	762	320
Total	$630	$(5,952)

Note 6. Short-term investments

The following table presents the Company’s short-term investments as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Investment in Vicinity Motor Corp.	-	13
Total	-	13

The change in the fair value of the short-term investments for the year ended December 31, 2023, is summarized as follows: ($ in thousands):

Beginning balance	$13
Change in fair value of short-term investment	(13)
Ending balance	$-

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Investment in Vicinity Motor Corp.

On October 25, 2021, the Company entered into a warrant agreement with Vicinity Motor Corp. (“Vicinity”) that entitles the Company to purchase up to 246,399 shares of Vicinity common stock at $5.10 per share. The warrant expires on October 25, 2024. The fair value was determined using a Black-Scholes simulation. The Company recorded the fair value of the Vicinity warrant of approximately $0 and $13,000 in the consolidated balance sheet as of December 31, 2023 and 2022, respectively, reflecting the benefit received as part of its purchase of Vicinity common stock through its brokerage account. Gains or losses associated with changes in the fair value of investments in Vicinity warrants are recognized as change in fair value of investment on the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded approximately $13,000 of change in fair value of investment for this investment.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	December 31, 2023	December 31, 2022
Option term (in years)	0.8	1.8
Volatility	67.2%	76.90%
Risk-free interest rate	5.43%	4.47%
Expected dividends	0.00%	0.00%
Stock price	$-	$0.96

Note 7. Long-Term Investments

The Company holds interests in several privately held companies as long-term investments that the Company perceives as potential IPO candidates. The following table presents the Company’s long-term investments as of December 31, 2023 and 2022 ($ in thousands):

	Cost Basis	December 31, 2023	December 31, 2022
Investment in Kerna Health Inc	$2,140	$4,940	$4,940
Investment in Kaya Now	1,500	-	-
Investment in Tevva Motors	1,972	2,794	2,794
Investment in ASP Isotopes	1,300	-	-
Investment in Unusual Machines	1,075	1,033	1,000
Investment in Qxpress*	1,000	1,000	1,000
Investment in Masterclass*	170	170	170
Investment in Kraken*	597	597	597
Investment in Epic Games*	3,500	3,500	3,500
Investment in Tesspay**	1,240	2,679	2,500
Investment in SpaceX*	3,500	4,867	3,674
Investment in Databricks*	1,200	842	1,200
Investment in Discord*	476	476	476
Investment in Thrasio*	300	300	300
Investment in Automation Anywhere*	476	476	476
Investment in Anduril*	476	476	476
Total	$20,922	$24,150	$23,103

The change in the value of the long-term investments for the year ended December 31, 2023, is summarized as follows: ($ in thousands):

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investments made in these companies are through both an SPV and direct investments.

Beginning balance	$23,103
Purchase of investments	75
Receiving shares in exchange of note receivable extension	179
Change in fair value of long-term investments	793
Ending balance	$24,150

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note 8. Notes Receivable

The following table presents the Company’s notes receivable as of December 31, 2023 and 2022 ($ in thousands):

December 31, 2023

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note - current	12/2/2024	8%	$1,006	$58	$1,064
Raefan Industries LLC Investment	12/31/2024	8%	$1,363	$751	$2,114
American Innovative Robotics Investment	04/01/2027	8%	$1,106	$22	$1,129

Notes receivable, at fair value - current portion					$3,177

Notes receivable, at fair value - non-current portion					$1,129

December 31, 2022

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Short-term convertible notes receivable
Convergent Investment	01/29/2023	8%	$2,000	$307	$2,307

Short-term notes receivable
Raefan Industries LLC Investment	6/30/2023	8%	$4,730	$437	$5,167
Total					$7,474

Long-term notes receivable
American Innovative Robotics Investment	04/01/2027	8%	$1,100	$-	$1,100

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

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

The principal balance of the Convergent Convertible Note was approximately $1.0 and $2.0 million as of December 31, 2023 and 2022, respectively. The Company recorded an interest income receivable of approximately $13,000 and $0.2 million on the Convergent Convertible Note as of December 31, 2023 and 2022, respectively.

The Company recorded principal repayment of $1.0 million and $0, interest receivable repayment of approximately $0.3 million and $0, and an unrealized gain on the note of approximately $6,000 and $0 on the Convergent Convertible Note for the years ended December 31, 2023 and 2022, respectively.

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

On October 20, 2023, in consideration for extending the maturity date of the Raefan Amended Note (See Note 8 – Notes Receivable) to December 31, 2024, Raefan Industries agreed and had delivered to the Company 357,143 shares of TessPay at $0.5 per share of common stock. The Company reduced approximately $0.1 million of principal and interest receivable balance of Raefan Amended Note and recorded an income of approximately $35,000 for receiving TessPay shares.

The Company recorded an interest income receivable of approximately $0.4 million and $26,000 on the Amended Note as of December 31, 2023 and 2022 and an unrealized loss on the note of approximately $3.3 million and $0 for the years ended December 31, 2023 and 2022, respectively.

American Innovative Robotics, LLC Investment

The Company recorded interest income of approximately $89,000 and $67,000, and an unrealized gain on the note of approximately $6,000 and $0 on the Robotics Promissory Note for the year ended December 31, 2023 and 2022, respectively.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Kaya Now Inc. Investment

During the fourth quarter of 2022, the Company identified indicators of impairment for the Kaya investment as a result of adverse changes in Kaya’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of $0.5 million in the fourth quarter of 2022. The impairment charge represents an impairment loss of the total investment held as a promissory note resulting in a $0 balance for the Kaya Now Promissory Note as of December 31, 2023 and 2022.

The Company received and recorded interest income related to the Kaya Now Promissory Note of approximately $10,000 for the year ended December 31, 2023.

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

The following table presents the Company’s assets and liabilities that are measured at fair value as of December 31, 2023 and 2022 ($ in thousands):

	Fair value measured as of December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$13,547	$13,547	$-	$-
Total marketable securities	$13,547	$13,547	$-	$-
Short-term investment	$-	$-	$-	$-
Notes receivable at fair value, current portion	$3,177	$-	$-	$3,177
Notes receivable at fair value, non-current portion	$1,129	$-	$-	$1,129

	Fair value measured as of December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$7,130	$7,130	$-	$-
Total marketable securities	$7,130	$7,130	$-	$-
Short-term investment	$13	$-	$-	$13
Notes receivable at fair value, current portion	$7,474	$-	$-	$7,474
Notes receivable at fair value, non-current portion	$1,100	$-	$-	$1,100

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Short-term investment at December 31, 2021	$419
Change in fair value of investment	(406)
Short-term investment at December 31, 2022	$13
Change in fair value of investment	(13)
Short-term investment at December 31, 2023	$-

Notes receivable at fair value, current portion at December 31, 2021	$6,984
Accrued interest receivable	600
Reclassify from convertible note receivable to notes receivable at fair value	2,147
Purchase of notes receivable	500
Change in fair value of short-term investment	(1,858)
Conversion of note receivable to marketable securities	(899)
Notes receivable at fair value, current portion at December 31, 2022	$7,474
Collection of principal outstanding	(1,000)
Unrealized loss on note receivable	(3,254)
Principle reduced due to receiving shares	(143)
Accrued interest receivable	100
Notes receivable at fair value, current portion at December 31, 2023	$3,177

Notes receivable at fair value, non-current portion at December 31, 2021	$-
Purchase of notes receivable	1,100
Notes receivable at fair value, non-current portion at December 31, 2022	$1,100
Unrealized gain on note receivable	6
Accrued interest receivable	23
Notes receivable at fair value, non-current portion at December 31, 2023	$1,129

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note Receivable at fair value

As of December 31, 2023, the fair value of the notes receivable was measured taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors.

Note 10. Property and Equipment

Property and equipment, net, consists of the following as of December 31, 2023 and 2022:

	Estimated Useful Lives	December 31, 2023	December 31, 2022
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$50	$-
Machinery, equipment and computer software	1 to 15 years	169	-
Furniture and fixtures	3 to 5 years	208	-
Total		$427	$-
Less: Accumulated depreciation and amortization		(83)	-
Total property and equipment, net		$344	$-

Depreciation expense was $83,000 and $0 during the years ended December 31, 2023 and 2022, respectively.

Note 11. Leases

On December 1, 2021, the Company entered into a Lease Agreement (the “Company’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under the Company’s Lease, the Company rents a portion of the twenty-second floor at 725 Fifth Avenue, New York, New York (the “22nd Floor Premises”). The Company currently uses the 22nd Floor Premises to run its day-to-day operations. The initial term of the Company’s Lease is seven (7) years commencing on July 11, 2022 (“Commencement Date”). Under the Company’s Lease, the Company is required to pay monthly rent, commencing on January 11, 2023, equal to $12,874. Effective for the sixth and seventh years of the Company’s Lease, the rent shall increase to $13,502. The Company took possession of the 22nd Floor Premises on the Commencement Date.

On September 23, 2022, Dominari Financial entered into a Lease Agreement (“Dominari Financial’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under Dominari Financial’s Lease, Dominari Financial rents a portion of a floor at 725 Fifth Avenue, New York, New York (the “Premises”). Dominari Financial currently uses the Premises to run its day-to-day operations. The initial term of Dominari Financial’s Lease is seven (7) years commencing on February 1, 2023. Under Dominari Financial’s Lease, Dominari Financial is required to pay monthly rent equal to $49,368. Effective for the sixth and seventh years of Dominari Financial’s Lease, the rent shall increase to $51,868 per month.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

The tables below represent the Company’s lease assets and liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use-assets	$3,335	$919

Liabilities:
Current
Operating	421	82
Long-term
Operating	3,028	680
	$3,449	$762

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases (in years)	6.5	7.1
Weighted-average discount rate – operating leases	10.0%	10.0%

During the years ended December 31, 2023 and 2022, the Company recorded approximately $0.8 million and 0.1 million of lease expense to current period operations.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Operating leases
Operating lease cost	$668	$73
Operating lease expense	668	73
Short-term lease rent expense	105	67
Net rent expense	$773	$140

Supplemental cash flow information related to leases were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating cash flows - operating leases	$396	$231
Right-of-use assets obtained in exchange for operating lease liabilities	$2,780	$960

As of December 31, 2023, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
$
Year Ended December 31, 2024	747
Year Ended December 31, 2025	685
Year Ended December 31, 2026	685
Year Ended December 31, 2027	685
Year Ended December 31, 2028	766
Thereafter	1,160
Total	4,728
Less present value discount	(1,279)
Operating lease liabilities	$3,449

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note 12. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the years ended December 31, 2023, and 2022 are as follows:

	As of December 31,
	2023	2022
Convertible preferred stock	34	34
Warrants to purchase common stock	444,796	444,796
Restricted stock awards	136,309	-
Options to purchase common stock	420,168	54,722
Total	1,001,307	499,552

Note 13. Redeemable Convertible Preferred Stock

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2023 and 2022, the Company recognized approximately $0 and $4.1 million in deemed dividends related to the Preferred Stock in the consolidated statements of operations and the consolidated statements of changes in redeemable preferred stock and stockholders’ equity, respectively.

Note 14. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

On March 6, 2023, the Company cancelled 644,499 shares of common stock as a result of retirement of 644,499 shares of treasury stock.

On March 20, 2023, the Company cancelled 25,000 shares of common stock owned by an executive.

Treasury Stock

On January 21, 2022, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company authorized the Share Buyback Program in an amount of up to three million dollars. During the year ended December 31, 2023, the Company repurchased 236,630 shares at a cost of approximately $0.9 million or $3.97 per share through marketable securities account under the Share Buyback Program. During the year ended December 31, 2022, the Company repurchased 468,017 shares at a cost of approximately $3.1 million or $6.53 per share through marketable securities account under the Share Buyback Program. The Company records treasury stock using the cost method.

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

As of December 31, 2023 and 2022, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of December 31, 2023 and 2022, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

Warrants

A summary of warrant activity for years ended December 31, 2023 and 2022 is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	341,268	$31.68	-	3.87
Issued	103,528	21.25	-	4.15
Outstanding as of December 31, 2022	444,796	$29.25	-	3.20
Outstanding as of December 31, 2023	444,796	$29.25	-	2.20

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

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Restricted Stock Awards

June 27, 2023, pursuant to Soo Yu’s employment agreement and the Company’s 2022 Equity Incentive Plan, the Company executed a Grant Agreement, through which Soo Yu was granted 1,033,591 shares of the Company’s common stock. Upon issuance, the shares were fully vested and nonforfeitable with a total fair value of approximately $2.7 million. Pursuant to the Grant Agreement, the Company withheld 503,876 of the shares granted to satisfy Soo Yu’s tax obligation of approximately $1.3 million and recorded as income taxes withheld within the consolidated balance sheet. See Restricted Stock roll-forward below.

December 19, 2023, pursuant to Soo Yu’s employment agreement and the Company’s 2022 Equity Incentive Plan, the Company executed a Grant Agreement, through which Soo Yu was granted 1,287,129 shares of the Company’s common stock. Upon issuance, the shares were fully vested and nonforfeitable with a total fair value of approximately $2.6 million. Pursuant to the Grant Agreement, the Company withheld 657,079 of the shares granted to satisfy Soo Yu’s tax obligation of approximately $1.3 million and recorded as income taxes withheld within the consolidated balance sheet. See Restricted Stock roll-forward below.

December 19, 2023, pursuant to the Company’s 2022 Equity Incentive Plan, the Company executed a Grant Agreement, through which Joshua Shipley was granted 33,003 shares of the Company’s common stock. Upon issuance, the shares were fully vested and nonforfeitable with a total fair value of approximately $67,000. Pursuant to the Grant Agreement, the Company withheld 13,300 of the shares granted to satisfy Soo Yu’s tax obligation of approximately $27,000 and recorded as income taxes withheld within the consolidated balance sheet. See Restricted Stock roll-forward below.

During the year ended December 31, 2023, the Company also issued an aggregate of 136,309 shares of the Company’s common stock to members of the Company’s Board of Directors and an employee for services rendered.

During the year ended December 31, 2022, the Company issued an aggregate of 238,244 shares of the Company’s common stock to members of the Company’s Board of Directors and an employee for services rendered.

A summary of restricted stock awards activity for the years ended December 31, 2023 and 2022, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	-	$-
Granted	238,244	6.13
Vested	(230,176)	6.14
Nonvested at December 31, 2022	8,068	$5.90
Granted	1,315,777	$2.27
Vested	(1,187,536)	2.30
Nonvested at December 31, 2023	136,309	$2.26

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $2.7 million and $1.4 million for the years ended December 31, 2023, and 2022, respectively. All stock compensation was recorded as a component of general and administrative expenses.

As of December 31, 2023, there is approximately $0.2 million unrecognized stock-based compensation expense related to restricted stock awards.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Stock Options

A summary of option activity under the Company’s stock option plan for year ended December 31, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	28,203	$548.35	$-	8.2
Employee options granted	170,587	5.95	-	0.3
Employee options forfeited	(167,381)	41.90	-	-
Employee options expired	(216)	73.70	-	-
Outstanding as of December 31, 2022	31,193	$302.97	$-	7.9
Employee options granted	395,714	3.42	-	9.4
Employee options forfeited	(5,882)	5.95	-	-
Employee options expired	(857)	$9,719.07	-	-
Outstanding as of December 31, 2023	420,168	$5.80	$-	9.3
Options vested and exercisable	84,929	$15.16	$-	8.8

Stock-based compensation associated with the amortization of stock option expense was approximately $0.2 million and $13,000 for the years ended December 31, 2023, and 2022, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.5 million.

Note 15. Revenue

The following table presents our total revenues disaggregated by revenue type for the years ended December 31, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Underwriting	$594	$-
Commissions	1,096	-
Advisory fees	209	-
Other	140	-
Total	$2,039	$-

Note 16. Commitments and Contingencies

Legal Proceedings

In March 2024, the Company received a notice of petition of a filed action seeking relief related to the March 2024 affiliates of new registered representatives. This notice was filed against the Company’s subsidiary Dominari Securities. The Company does not agree with the claim of the plaintiff and will defend itself accordingly. While the Company intends to defend itself vigorously from this claim, it is unable to predict the outcome of such legal proceeding. Any potential loss as a result of this legal proceeding cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for the aforementioned claim.

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of the Company’s technology. Other than as described above and ordinary routine litigation incidental to the business, the Company is not aware of any material, active or pending legal proceedings brought against it.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note 17. Income Taxes

The income tax provision consists of the following ($ in thousands):

	For the years ended December 31,
	2023	2022
Federal
Current	$-	$-
Deferred	(3,820)	(3,618)
Increase in valuation allowance	3,820	3,618
State and local
Current
Deferred	(3,012)	(4,825)
Increase in valuation allowance	3,012	4,825
Income Tax Provision (Benefit)	$-	$-

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022
U.S. Statutory Federal Rate	21.00%	21.00%
State Taxes, Net of Federal Tax Benefit	15.36%	13.58%
Other Permanent Differences	(0.54)%	(0.11)%
State rate change in effect	(4.18)%	2.95%
AMT credit benefit	-%	-%
Decrease due to true up of State NOL	(0.11)%	0.69%
Decrease due to change in Federal NOL and other true ups	(1.67)%	0.04%
Change in Valuation Allowance	(29.85)%	(38.15)%
Income Tax Benefit	0.00%	0.00%

As of December 31, 2023 and 2022, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following ($ in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net-operating loss carryforward	$33,124	$26,241
Stock based compensation	9,754	8,358
Patents & Licenses	8,061	9,898
Transaction Costs	209	23
Research & Development	1,937	2,207
Operating lease liability	1,202	272
Investment portfolio and other	2,879	2,445
Total Deferred Tax assets	57,166	49,443
Valuation allowance	(55,946)	(49,115)
Deferred Tax Asset, Net of Allowance	$1,220	$328
Deferred tax liability:
Depreciation	(57)	-
Right of use asset	(1,163)	(328)

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the Company’s history of cumulative net losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective positive and negative evidence currently available, it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets as of December 31, 2023 and 2022. As of December 31, 2023, the change in valuation allowance is approximately $6.8 million.

As of December 31, 2023, the Company has approximately $40.7 million federal net operating loss carryovers (“NOLs”), which expire from 2033 through 2037, and $68.5 million of federal NOLs which will never expire. The Company has approximately $152.3 million of state and city NOLs, which expire from 2035 through 2043. As of December 31, 2023, the Company also had federal research and development tax credit carryforwards of $0.2 million which may be available to offset future income tax liabilities and begin to expire in 2042.

Utilization of the U.S. NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company experiences an ownership change, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. The Company determined an ownership change occurred on September 10, 2013, and any NOLs generated prior to this date are therefore limited by Section 382. Any carryforwards that will expire prior to utilization due to this limitation were removed from deferred tax assets, with a corresponding reduction of the valuation allowance. The Company has not yet determined if any additional ownership changes occurred after September 10, 2013. Any past or future ownership changes may limit the Company’s ability to utilize remaining tax attributes. Due to the existence of the valuation allowance, limitations created by the 2013 ownership change and any potential future ownership changes will not impact the Company’s effective tax rate.

As of December 31, 2023 and 2022, no liability for unrecognized tax benefit was required to be reported. The Company’s policy is to record interest and penalties related to income taxes outside of its income tax provision and classify as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2023 or 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns (New York, New York City, Virginia, and Texas). As of December 31, 2023, the statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for all years since 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period. There are no audits pending in any of the above-mentioned jurisdictions during 2023 and 2022. The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

In December, 2023, the FASB issued 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024. The Company may choose to early adopt any new or revised accounting standards whenever such early adoptions is permitted. The Company has chosen not to early adopt this standard.

Note 18. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of December 31, 2023, Dominari Securities had net capital of approximately $4.9 million, which was approximately $4.7 million in excess of required minimum net capital of $0.2 million.

Note 19. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build the Company’s investment processes. Kyle Wool, Board Member, was previously a member of the board of directors of Revere. The Company incurred fees of approximately $75,000 and $1.0 million during the years ending December 31, 2023, and 2022, respectively. These fees were included in general and administrative expenses in the consolidated statements of operations.

DOMINARI HOLDINGS INC.
(Formerly AIkido Pharma, Inc.)

Notes to Consolidated Financial Statements

Note 20. Segment Reporting

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

	Year Ended December 31, 2023
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	2,039	-	2,039
Operating Costs
General and administrative	15,750	8,088	23,839
Research and development	-	(3)	(3)
Loss from operations	(13,711)	(8,085)	(21,797)

Other (expenses) income
Other income	-	36	36
Interest income	229	487	716
Gain on marketable securities	-	630	630
Unrealized loss on note receivable	-	(3,248)	(3,248)
Change in fair value of investments	-	780	780
Total other (expenses) income	229	(1,315)	(1,086)
Net loss	(13,482)	(9,400)	(22,882)

	Year Ended December 31, 2022
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	-	-	-
Operating Costs
General and administrative	157	11,526	11,683
Research and development	-	2,663	2,663
Loss from operations	(157)	(14,189)	(14,346)

Other (expenses) income
Other income	-	64	64
Interest income	-	687	687
Gain on marketable securities	-	(5,952)	(5,952)
Unrealized loss on note receivable	-	-	-
Change in fair value of investments	-	(2,560)	(2,560)
Total other (expenses) income	-	(7,761)	(7,761)
Net loss	(157)	(21,950)	(22,107)

Note 21. Subsequent Events

Litigation

In March 2024 the Company received a notice of petition of a filed action seeking relief related to the March 2024 affiliates of new registered representatives. This notice was filed against the Company’s subsidiary Dominari Securities LLC. The Company does not agree with the claim of the plaintiff and will defend itself accordingly. At this time the Company has no reasonable basis to assess or record any potential income statement impact related to this petition. See Note 16 Commitment and Contingencies for further information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

New independent registered public accounting firm

On July 5, 2022, the Company engaged Marcum LLP (“Marcum”), as the Company’s new independent registered public accounting firm. The decision to engage Marcum was approved by the Company’s Audit Committee.

During the fiscal year ending December 31, 2021, and through July 5, 2022, the Company had not consulted Marcum regarding (i) application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)). During the fiscal year ending December 31, 2020, Marcum acted as the Company’s independent registered public accounting firm.

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

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

The Company’s management has concluded that our control around the accounting for certain notes receivable accounted for at fair value was not effectively designed or maintained, and therefore initially were not accounted for correctly. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Management understands that the accounting standards applicable to our financial statements are complex and will seek to enhance controls over its experienced third-party professionals with whom management can consult with respect to accounting issues and remediate this material weakness.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and concluded that our internal controls over financial reporting were not effective, due to the material weakness in our internal control over financial reporting as described above. In making this assessment, our management used the 2013 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each current director and executive officer of the Company.

			Director
Name	Age	Position	Since
Anthony Hayes(4)(6)	56	Chief Executive Officer and Chairman of the Board	2013
Tim S. Ledwick (1)(5)	66	Director	2015
Gregory James Blattner(3)(4)(7)	46	Director	2018
Robert Dudley(1)(2)(3)(6)	68	Director	2020
Kyle Wool(4)(7)	46	President and Director	2021
Soo Yu(6)	53	Director	2022
Kyle Haug(1)(2)(4)(5)	41	Director	2023
George Way	57	Chief Financial Officer	-
Christopher Devall	42	Chief Operating Officer	-

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

(3)	Member of our Nominating Committee.

(4)	Member of our Investment Committee.

(5)	Class I Director whose directorship will be voted on by stockholders at the 2024 Annual Stockholder Meeting.

(6)	Class II Director whose directorship will be voted on by stockholders at the 2025 Annual Stockholder Meeting.

(7)	Class III Director whose directorship will be voted on by stockholders at the 2026 Annual Stockholder Meeting.

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

Tim S. Ledwick

Mr. Tim S. Ledwick, who joined as a director in 2015, was most recently the Chief Financial Officer of SYFT, a private equity-backed company that provides software solutions and services to hospitals focused on reducing costs through superior inventory management practices which was successfully sold to GHX in 2022. In addition, since 2012 he has served on the board and Chair of the Audit Committee of Telkonet, Inc. (TKOI) a smart energy management technology company. From 2007 to 2011, Mr. Ledwick provided CFO consulting services to a $150 million services firm and, in addition, from 2007-2008 also acted as special advisor to The Dellacorte Group, a middle market financial advisory firm focused on transactions between $100 million and $1 billion. From 2002 through 2006, Mr. Ledwick was a member of the Board of Directors and Executive Vice President-CFO of Dictaphone Corporation playing a lead role in developing a business plan which revitalized the company, resulting in the successful sale of the firm and delivering seven times return to stockholders. From 2001-2002, Mr. Ledwick was brought on as CFO to lead the restructuring efforts of Lernout & Hauspie Speech Products, a Belgium-based Nasdaq listed speech technology company, whose market cap had at one point reached a high of $9 billion. From 1999 through 2001, he was CFO of Cross Media Marketing Corp, an $80 million public company headquartered in New York City, playing a lead role in the firm’s acquisition activity, tax analysis and capital raising. Mr. Ledwick is a member of the Connecticut Society of Certified Public Accountants and received his BBA in Accounting from The George Washington University and his MS in Finance from Fairfield University. The Board of Directors believes that Mr. Ledwick’s executive experience and financial expertise qualifies him to serve as a director of the Company.

Robert Dudley

Mr. Robert Dudley, who joined as a member of our Board of Directors in 2020, currently serves as the National and Metropolitan New York City Regional Sales Manager for Select Sector Standard & Poor’s Depositary Receipts (“SPDRs”). Prior to joining Select Sector SPDRs in 2008, Mr. Dudley held several managerial positions at Merrill Lynch from 1981 through 2007. Mr. Dudley began his career in the Merrill Lynch White Weld Capital Markets in Corporate Bond Syndicate, later moving to Sales Manager for Taxable Fixed Income and Equity Marketing. Later, Mr. Dudley managed Merrill Lynch Consults for the New York City District and ended his career as a Financial Advisor and Sales Manager at the Merrill Lynch Rockefeller Center Branch Office. The Board of Directors believes that Mr. Dudley’s executive experience and financial expertise qualifies him to serve as a director of the Company.

Kyle Wool

Mr. Kyle Wool, who joined as a member of our Board of Directors in 2021, currently serves as the President of Dominari Holdings, CEO of Dominari Financial, and the CEO of Dominari Securities. He boasts over 20 years in various aspects of global finance previously as a Managing Director of Oppenheimer & Co., Head of Wealth Management for their Asian branch, Executive Director at Morgan Stanley, and President of Revere Securities LLC. His extensive knowledge allows him to provide strategic guidance while advising those on the team managing all facets related to financial services categories with senior level insights within an organizing whose growth strategies, he actively contributes towards cultivating. Mr. Wool is also active in various philanthropic endeavors both domestically and abroad. He currently serves as a board member of LifeLine NY, a board member of the CIRSD (Center for International Relations and Sustainable Development), a board member of Project Rousseau and also a board member of Lang Lang International Music Foundation. Mr. Wool holds Series 7, 63, & 24 Securities licenses. The Board of Directors believes that Mr. Wool’s extensive experience in banking and wealth management qualifies him to serve as a director of the Company.

Soo Yu

Ms. Soo Yu, who joined as a member of our Board of Directors in 2022, is the managing Director of International Private Client Services for Dominari Securities where she leads the top performing Wool Group. With more than a decade of experience working in financial services, she focuses on international business development and the cultivation of overseas client banking relationships. A naturalized U.S. citizen originally from South Korea, Ms. Yu brings significant expertise in Asian markets and expansive global reach through her connectivity with international contacts. Before joining Dominari, Ms. Yu was Managing Director of Revere Securities. Ms. Yu earned her B.A. in Fine Arts from the Fashion Institute of Technology and studied at the University of Nottingham and the Paris Fashion Institute. She holds Series 7, 66, 24 Securities licenses, New York Life, Accident and Health Insurance Agent/Broker, New York Property and Casualty Insurance Agent/Broker and Real Estate License. Previously, she maintained her Series 79 Securities license. Ms. Yu actively supports several nonprofit organizations, including philanthropies committed to improving the lives of children and the elderly as well as sustainability. She is currently a board member of The Korean Community Services of Metropolitan New York, Inc. The Board of Directors believes that Ms. Yu’s wealth management experience qualifies her to serve as a director of the Company.

Gregory James Blattner

Mr. Gregory James Blattner, who joined as a member of our Board of Directors in 2018, has nearly ten years of experience in the technology industry specializing in financial services. Since January 2022, he has served as the Vice President of AHEAD’s Managed Services business. AHEAD is technology services integrator that helps its clients architect, deploy and manage all multiplatform hybrid technology solutions. Prior to AHEAD, Mr. Blattner spent 7 years at Agio, a progressive managed information technology and cybersecurity services provider, where he was responsible for sales and account management of enterprise accounts. Prior to Agio, from May 2013 to December 2013, Mr. Blattner was a business development manager for the Eikon platform at Thomson Reuters. From 2010 to 2013, Mr. Blattner was a sales manager at American Express for its foreign exchange business. From 2005 to 2009, Mr. Blattner held various positions at JPMorgan, first in the operational risk management arm of the investment bank and later in Foreign Exchange product sales for its treasury services business. From 2000 to 2004, Mr. Blattner was an associate at Morgan Stanley’s corporate treasury funding desk. He earned a bachelor’s degree from Iona College. The Board of Directors believes Mr. Blattner’s extensive experience in technology and operations solutions qualifies him to serve as a director of the Company.

Kyle Haug

Mr. Kyle Haug, a member of the Board of Directors since 2023, currently serves as the Chief Operating Officer, Chief Technology Officer and Chief Marketing Officer for Haug Partners LLP. Haug Partners is an intellectual property law firm with offices in New York, Washington D.C. and West Palm Beach. The firm specializes in protecting innovator portfolios in the life science, automobile and technology sectors. Mr. Haug graduated with a B.S. in Administration of Justice from Penn State University where he was a collegiate swimmer. Mr. Haug served on the Junior Council for the American Museum of Natural History for over a decade and is a current committee member at the Metropolitan Club, Plandome Country Club and Haug Family Foundation. The Board of Directors believes Mr. Haug’s extensive experience and skill in aiding the growth of company operations qualifies him to serve as a director of the Company.

George Way

Mr. George Way has served as the Chief Financial Officer of the Company since April 3, 2023. Mr. Way has had a distinguished career as a senior executive with expertise in financial leadership, operations management, and acquisition due diligence. He has been a trusted business advisor to members of senior management with experience in solving complex business challenges, improving productivity, and reducing expenses. Prior to joining Dominari, Mr. Way served as the first Chief Financial Officer of Steward Partners, a wealth advisory firm responsible for financial reporting and analysis, tax strategy and reporting. Mr. Way also served as Chief Operating Officer of Ridgeworth Capital Management, a multi-boutique asset management firm with a broad range of responsibility encompassing operations, technology and infrastructure while leading the effort to consolidate of all central service platforms. He was also a Vice President of Equities Controlling & Head of Americas Equities Management Reporting Business at Deutsche Bank Securities Inc. Mr. Way started his career at Deloitte LLP and was an audit manager in their asset management practice. Mr. Way holds series 7 & 24 securities licenses. He received his Bachelor of Business Administration from Pace University and is a Certified Public Accountant in the State of New York. Mr. Way has no family relationship with any of the executive officers or directors of the Company. There are no arrangements or understandings between Mr. Way and any other person pursuant to which he was appointed as an officer of the Company. The Board of Directors believes that Mr. Way’s prior financial background qualifies him to serve as the Chief Financial Officer of the Company.

Christopher Devall

Mr. Christopher Devall has served as the Chief Operating Officer of the Company since January 1, 2023. Prior to that he was the Company’s Vice President of Operations from July 1, 2022 to January 1, 2023 and was a member of its advisory board from April 2022 to June 2022. Mr. Devall served as senior operations department head in the Department of Defense from February 2019 to June 2022, and as a senior operations department manager from April 2016 to January 2019. Mr. Devall is a retired military veteran and received his Masters of Business Administration from the University of Virginia Darden School of Business and holds a B.S. in Strategic Studies and Defense Analysis from Norwich University. Mr. Devall has no family relationship with any of the executive officers or directors of the Company. There are no arrangements or understandings between Mr. Devall and any other person pursuant to which he was appointed as an officer of the Company. The Board of Directors believes that Mr. Devall’s prior operations background qualifies him to serve as the Chief Operating Officer of the Company.

Family Relationships

There are no arrangements between our directors, executive officers and any other person pursuant to which our directors were nominated or elected for their positions. Mr. Wool and Ms. Yu have been married since December 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, and anyone who beneficially owns ten percent (10%) or more of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock. Anyone required to file such reports also needs to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2023 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2023 were filed in a timely manner.

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and is currently comprised of Mr. Tim Ledwick (Chairman), Mr. Robert Dudley and Mr. Kyle Haug, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements for audit committee members. The Board of Directors has also determined that Mr. Ledwick is an “audit committee financial expert,” as defined by the applicable rules of the SEC and Nasdaq.

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

Nominating Committee

The Nominating Committee currently consists of Mr. Gregory James Blattner (Chairman) and Mr. Robert Dudley, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements.

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

Compensation Committee

The Compensation Committee currently consists of Mr. Robert Dudley (Chairman) and Mr. Kyle Haug, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements. In addition, each member of the Compensation Committee has been determined to be a non-employee director under Rule 16b-3 as promulgated under the Exchange Act. The Compensation Committee reviews and recommends to the Board of Directors the compensation for our executive officers and our non-employee directors for their services as members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, other than Mr. Wool who previously served on our Compensation Committee until his appointment as President, as a member of the Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Compensation Recovery

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of material noncompliance with the financial reporting requirements that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our current and former executive officers. We have adopted a clawback policy to address this, which is attached as an exhibit filed with this Annual Report.

Investment Committee

The Investment Committee currently consists of Mr. Kyle Wool (Chairman), Mr. Anthony Hayes and Mr. Kyle Haug. The Investment Committee recommends and oversees the Company’s investment transactions, management, policies, and guidelines, including reviews of investment manager selection, establishment of investment benchmarks, review of investment performance and oversight of investment risk management exposure policies and guidelines.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our website, www.dominari.com. The information on or accessed through our website is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers (“NEOs”), which consist of (i) all individuals serving as our principal executive officers during fiscal year 2023, (ii) two other of our most highly compensated executive officers who were serving as executive officers at December 31, 2023, and (iii) up to two other of our most highly compensated executive officers for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2023, are:

●	Anthony Hayes, our Chief Executive Officer, Director, Principal Accounting Officer, and Principal Financial Officer;

●	Soo Yu, our Special Projects Manager; and

●	Kyle Wool, our President.

The following Summary of Compensation table sets forth the compensation paid by our Company during the two fiscal years ended December 31, 2023 and 2022, to our NEOs.

Summary of Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Anthony Hayes,	2023	500,000	500,000	-	-	-	1,000,000
Chief Executive Officer, Director,	2022	500,000	500,000	484,888	-	208,462	1,693,350
Principal Accounting Officer and
Principal Financial Officer
Soo Yu,	2023	106,875	-	5,266,666	2,916,124	16,250	8,305,915
Special Projects Manager	2022	-	-	-	-	-	-
Kyle Wool	2023	500,000	-	-	-	100,360	600,360
President	2022	-	-	-	-	-	-

(1)	The amount reported in this column represents the aggregate grant date fair value of stock granted to Ms. Yu during 2023, as calculated in accordance with FASB ASC Topic 718. The stock was earned pursuant to the attainment of certain assets under management goals, as set forth in Ms. Yu’s employment agreement (described below). The stock was fully vested on the grant date.

(2)	The amount reported in this column represents the cash payment earned by Ms. Yu pursuant to her employment agreement for attaining certain assets under management goals, as more fully discussed below. The amount also includes performance compensation based on sales production paid at a rate of 60%.

(3)	For Ms. Yu, the amounts reported in this column consist of director fees. For Mr. Wool, the amounts reported in this column consists of payments for reimbursement to support health and wellness and client development used exclusively for business.

Narrative Disclosure to Summary of Compensation Table

Employment Agreements

Anthony Hayes

On June 28, 2021, we entered into an employment agreement with Anthony Hayes (the “Hayes Agreement”), pursuant to which Mr. Hayes serves as our Chief Executive Officer. Under an amendment effective April 1, 2023, the term of the Hayes Agreement is for five years from the effective date of the amendment with automatic one-year extensions unless either the Company or Mr. Hayes gives six months’ non-renewal notice.

Pursuant to an amendment effective December 6, 2023, the Hayes Agreement provides that Mr. Hayes shall receive an annual base salary of $500,000 and an annual bonus. The annual bonus is paid in a combination of cash and shares of our common stock upon the Company’s achievement of certain annual revenue targets, as stated in the table below.

Annual Revenue	Annual Bonus
$3,500,000 or more	$150,000, plus 154,559 shares
Between $7.5mm and $15mm	$250,000, plus 154,599 shares
$15mm or more	$500,000, plus 154,559 shares

Our Board of Directors may adopt different or additional performance criteria for future years after consultation with Mr. Hayes, provided that such criteria must be reasonably attainable. The bonus, to the extent earned, will be paid following the completion of our annual audit and public announcement of such results (and in all cases by July 31 of the year following the performance year), provided that Mr. Hayes is actively employed on April 15th of the year following the performance year.

The Hayes Agreement also provides that Mr. Hayes will be entitled to participate in pension, profit sharing, group insurance, hospitalization, group health and benefit plans, perquisites, and all other benefits and plans the Company provides to its senior officers. If at any time during the term, the Company does not provide its senior executives with health insurance, Mr. Hayes will be entitled to secure such insurance for himself and his immediate family and the Company will reimburse him for the cost of such insurance.

The Hayes Agreement provides that upon Mr. Hayes’ termination due to (A) his death, (B) disability, (C) by the Company without cause (as defined in the Hayes Agreement), or (D) due to the Company not renewing the Hayes Agreement term, he or his estate will be entitled to the following: (i) twelve months’ base salary paid in a lump sum, (ii) continued group health coverage (if validly elected) for 12 months at the same cost as applied prior to his termination, and (iii) the pro-rata portion of any earned annual bonus.

If Mr. Hayes’ employment is terminated (A) by Mr. Hayes for good reason (as defined in the Hayes Agreement) or (B) within 30 days of a change in control (as defined in the Hayes Agreement), then Mr. Hayes will be entitled to receive the following: (i) twelve months’ base salary paid in a lump sum, (ii) continued group health coverage (if validly elected) for 12 months at the same cost as applied prior to his termination, (iii) the pro-rata portion of any earned annual bonus, and (iv) full vesting of all outstanding and then unvested equity awards.

Soo Yu

On April 3, 2023, we entered into an employment agreement with Soo Yu (the “Yu Agreement”), pursuant to which Ms. Yu serves as both the Special Projects Manager and a registered representative of the Company performing broker services. The Yu Agreement has a one-year term, which the Company may extend at its discretion. If the Company does not extend the term, Ms. Yu’s continued service with us will be limited to broker services, which will be provided on an at-will basis.

The Yu Agreement provides that Ms. Yu shall receive a base salary of $150,000 per annum, which must be paid through the end of the term or any extension of the term unless Ms. Yu is terminated for cause (as defined in the Yu Agreement) or terminates voluntarily without Good Reason (as defined in the Yu Agreement). Additionally, the Yu Agreement provides that Ms. Yu will be entitled to receive a performance bonus based on the gross revenue she generates over a trailing twelve-month period in accordance with the formula below.

Trailing 12 month Gross Revenue ($)	Grid
1 to 999,999	50%
1,000,000 to 1,999,999	55%
2,000,000 and up	60%

Any compensation earned by Ms. Yu pursuant to the table will be paid to Ms. Yu on a monthly basis on or about the 15th day following the end of each calendar month in which the underlying Gross Revenue was generated by Ms. Yu, with compensation earned being limited by the proceeds actually paid to the Company (rather than accrued). We agreed to commence Ms. Yu’s performance at the $2,000,000 level based on her most recent 12-month production with her prior employer. This level may only be adjusted after April 3, 2024.

In addition to the gross revenue bonus, the Yu Agreement also provides for production payments (“Production Payments”) of up to $8,000,000, to be paid in equal payments of $2,666,666, upon Ms. Yu’s attainment of the following production goals:

●	Completing all required registrations and providing binding commitments and opening accounts for clients with assets under management or account value of at least $50,000,000;

●	Providing binding commitments and opening accounts for clients with assets under management or account value of at least $150,000,000 in the aggregate; and

●	Providing binding commitments and opening accounts for clients with assets under management or account value of at least $560,000,000 in the aggregate.

The account values are inclusive of prior account values. Each of the Production Payments will be paid as soon as administratively feasible after the date on which the conditions for a given payment are met but no later than 30 days, provided that the Company is in full compliance with its net capital and other regulatory requirements at that time. Production Payments will be made fifty percent (50%) in cash and fifty percent (50%) in shares of the Company. The Production Payments are subject to pro rata clawback if Ms. Yu is terminated for cause or resigns without good reason during the seven (7) years following the payment date of any Production Payment.

Pursuant to the Yu Agreement, Ms. Yu is subject to a perpetual confidentiality covenant, and for the duration of Ms. Yu’s employment and for the twelve months immediately following her termination of employment with the Company, a covenant not to solicit the Company’s clients and service providers.

Kyle Wool

On October 12, 2022, our subsidiary Dominari Financial entered into an employment agreement with Kyle Wool (the “Wool Agreement”), pursuant to which Mr. Wool serves as the Chief Executive Officer of Dominari Financial. The term of the Wool Agreement is five years with automatic one-year extensions unless either Dominari Financial or Mr. Wool gives six months’ non-renewal notice.

The Wool Agreement provides that Mr. Wool shall receive an annual base salary of $500,000 and an annual bonus. The annual bonus is paid in a combination of cash and shares of our common stock upon Dominari Financial’s achievement of certain annual revenue targets, as stated in the table below.

Annual Revenue	Annual Bonus
$3,500,000 or more	$150,000, plus 154,559 shares
Between $7.5mm and $15mm	$250,000, plus 154,599 shares
$15mm or more	$500,000, plus 154,559 shares

Our Board of Directors may adopt different or additional performance criteria for future years after consultation with Mr. Wool, provided that such criteria must be reasonably attainable. The bonus, to the extent earned, will be paid following the completion of our annual audit and public announcement of such results (and in all cases by July 31 of the year following the performance year), provided that Mr. Wool is actively employed on April 15th of the year following the performance year.

The Wool Agreement also provides that Mr. Wool will be entitled to participate in pension, profit sharing, group insurance, hospitalization, group health and benefit plans, perquisites, and all other benefits and plans Financial provides to its senior officers. If at any time during the term, Dominari Financial does not provide its senior executives with health insurance, Mr. Wool will be entitled to secure such insurance for himself and his immediate family and Dominari Financial will reimburse him for the cost of such insurance.

Pursuant to the Wool Agreement, Mr. Wool is entitled to receive the following: (i) the support of an administrative assistant, (ii) reimbursement for his personal cell phone expenses, (iii) a monthly expense account of up to $20,000 for his business use, (iv) up to $100,000 in reimbursement for health care and social club memberships, and (v) subject to Dominari Financial’s consent, reimbursement for all other reasonable out-of-pocket expenses actually incurred or paid by Mr. Wool in the course of his employment.

The Wool Agreement provides that upon Mr. Wool’s termination due to (A) his death, (B) his disability, (C) within 40 days of the consummation of change in control transaction (as defined in the Wool Agreement), or (D) due to Dominari Financial not renewing the Wool Agreement term, he or his estate will be entitled to the following: (i) twelve months’ base salary paid in a lump sum, (ii) continued group health coverage (if validly elected) for 12 months at the same cost as applied prior to his termination, and (iii) the pro-rata portion of any earned annual bonus.

If Mr. Wool’s employment is terminated (A) by Mr. Wool for good reason (as defined in the Wool Agreement) or (B) by Dominari Financial without cause (as defined in the Wool Agreement), then Mr. Wool will be entitled to receive the following: (i) twelve months’ base salary paid in a lump sum, (ii) continued group health coverage (if validly elected) for 12 months at the same cost as applied prior to his termination, (iii) the pro-rata portion of any earned annual bonus, and (iv) full vesting of all outstanding and then unvested equity awards.

Retirement Benefits

Our NEOs are eligible to participate in our 401(k) plan, which is a defined contribution plan offered to all of our full-time employees. There are no other retirement benefit arrangements covering our NEOs.

Termination and Change in Control Benefits

The material terms of the contracts with each of our NEOs are summarized above, including the payments to NEOs at, following, or in connection with the resignation, change in control, or other termination of an NEO.

Outstanding Equity Awards at December 31, 2023

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Hayes	2,941	-	$10.88	12/23/2030
Soo Yu	-	-	-	-
Kyle Wool	-	-	-	-

(1)	These options are fully vested.

Pay versus Performance

Pursuant to Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information regarding “compensation actually paid”, as defined in Item 402(v). In accordance with SEC rules, the “compensation actually paid” amounts shown in the table below for each applicable year reflect certain adjustments to the values reported in the Summary of Compensation Table as described in the footnotes to the following table.

In accordance with the transitional relief under the SEC rules for smaller reporting companies, only three years of information is required as this is the Company’s first year of disclosure under Item 402(v) of Regulation S-K.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based On TSR(5)	Net Income (Loss)(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	$1,000,000	$1,000,000	$4,453,138	$4,453,138	$(25.14)	$(22,882)
2022	$1,693,350	$1,693,350	$406,499	$406,499	$(66.73)	$(22,107)
2021	$960,000	$962,663	$108,333	$108,333	$(32.18)	$(7,171)

(1)	For each year shown, the PEO was the Chief Executive Officer, Anthony Hayes. The values reflected in this column reflect the “Total Compensation” paid to Mr. Hayes, the Company’s Principal Executive Officer, as set forth in the Summary of Compensation Table.

(2)	The dollar amounts reported in this column represent the amount of “compensation actually paid” to Mr. Hayes, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Hayes during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to determine the “compensation actually paid” amounts reported above for Mr. Hayes:

Reconciliation of Summary of Compensation Table Total to Compensation Actually Paid for CEO	2023	2022	2021
Summary of Compensation Table Total	$1,000,000	$1,693,350	$960,000
Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year		$(484,888)
Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End
Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date		$484,888
Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that were Outstanding and Unvested as of the Applicable Fiscal Year End, Determined Based on the Change in ASC 718 Fair Value from Prior Fiscal year End to the Applicable Fiscal Year End			$2,663
Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that Vested During the Applicable Fiscal year, Determined based on the Change in ASC 718 Fair Value from the Prior Fiscal Year End to the Vesting Date
Less: ASC 718 Fair Value of Awards Granted During a Prior Fiscal Year that were Forfeited During the Applicable Fiscal Year, determined as of the Prior Fiscal Year End
Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date
Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year
Compensation Actually Paid	$1,000,000	$1,693,350	$962,663

(3)	For 2021 and 2022, the non-PEO NEOs were Darrell Dotson, Carlos Aldavero and Christopher Devall. For 2023, the non-PEO NEOs were Soo Yu and Kyle Wool. The values reflected in this column reflect the average “Total Compensation” paid to each of the non-PEO NEOs in the applicable year, as set forth in the Summary of Compensation Table for the applicable year.

(4)	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the non-PEO NEOs, as a group, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not necessarily reflect the actual average amount of compensation earned by or paid to such persons during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the non-PEO NEOs as a group for each year to determine the compensation actually paid:

Reconciliation of Average Summary of Compensation Table Totals for non-PEO NEOs to Average Compensation Actually Paid to non-PEO NEOs	2023	2022	2021
Average Summary of Compensation Table Total	$4,453,138	$406,499	$108,333
Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	$(5,266,666)	$(193,851)
Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End
Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	$5,266,666	$193,851
Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that were Outstanding and Unvested as of the Applicable Fiscal Year End, Determined Based on the Change in ASC 718 Fair Value from Prior Fiscal year End to the Applicable Fiscal Year End
Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that Vested During the Applicable Fiscal year, Determined based on the Change in ASC 718 Fair Value from the Prior Fiscal Year End to the Vesting Date
Less: ASC 718 Fair Value of Awards Granted During a Prior Fiscal Year that were Forfeited During the Applicable Fiscal Year, determined as of the Prior Fiscal Year End
Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date
Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year
Average Compensation Actually Paid	$4,453,138	$406,499	$108,333

(5)	Cumulative Total Share Return (“TSR”) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(6)	The dollar amounts reported represent the amount of net income reflected in the Company’s audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay versus Performance Table

The Company’s executive compensation program reflects a variable pay-for-performance philosophy. While the Company utilizes several performance measures to align executive compensation with Company performance, all of those Company measures are not presented in the Pay versus Performance table. Moreover, the Company generally seeks to incentivize long-term performance, and therefore does not specifically align the Company’s performance measures with compensation that is actually paid (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, the Company is providing the following descriptions of the relationships between information presented in the Pay versus Performance table.

Compensation Actually Paid and Cumulative TSR

The following graph illustrates the amount of “compensation actually paid” (“CAP”) to Mr. Hayes and the average amount of CAP to the Company’s Named Executive Officers as a group (excluding Mr. Hayes) relative to the Company’s cumulative TSR over the three years presented in the table.

Compensation Actually Paid and Net Loss

As demonstrated by the following table, the amount of CAP to Mr. Hayes and the average amount of CAP to the Company’s Named Executive officers as a group (excluding Mr. Hayes) is not aligned with the Company’s net loss over the three years presented in the table. The Company has not used net loss as a performance measure in the overall executive compensation program.

Director Compensation

Our non-employee directors received the following annual compensation for service as a member of the Board of Directors for the fiscal year ended December 31, 2023:

Annual Retainer	$65,000	To be paid in cash in four equal quarterly installments.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2023.

	Fees earned or paid in cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J. Vander Zanden (3)	65,000	-	-	-	-	-	65,000
Tim Ledwick (4)	65,000	-	-	-	-	-	65,000
Gregory Blattner (5)	65,000	-	-	-	-	-	65,000
Robert Dudley (6)	65,000	-	-	-	-	-	65,000
Kyle Haug (7)	10,833	-	-	-	-	-	10,833

(1)	All stock awards were granted in accordance with ASC Topic 718 – Compensation – Stock Compensation.
(2)	As of December 31, 2023, the aggregate number of stock and option awards held by each director was as follows:
●	Robert J. Vander Zander holds 2,941 option awards;
●	Tim Ledwick holds 2,941 option awards;
●	Gregory Blattner holds 2,941 option awards; and
●	Robert Dudley holds 2,941 option awards.
(3)	Mr. Vander Zanden was paid $65,000 in cash compensation for his service as a director in 2023.
(4)	Mr. Ledwick was paid $65,000 in cash compensation for his service as a director in 2023.
(5)	Mr. Blattner was paid $65,000 in cash compensation for his service as a director in 2023.
(6)	Mr. Dudley was paid $65,000 in cash compensation for his service as a director in 2023.
(7)	Mr. Haug was paid $10,833 in cash compensation for his service as a director in 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	556,477	$4.94	839,686
Equity compensation plans not approved by security holder	-	-	-
	556,477		839,686

(1)	Consists of options to acquire 24,454 shares of common stock under the 2014 Equity Incentive Plan and 395,714 shares of common stock under the 2022 Equity Incentive Plan, and restricted stock awards to acquire 136,309 shares of common stock under the 2022 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Beneficial Ownership of our Capital Stock by Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our common stock, Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) owned beneficially as of March 26, 2024 by (i) our officers and directors as a group and (ii) each person (including any group) known to us to own more than 5% of our common stock, Series D Preferred Stock and Series D-1 Preferred Stock. As of March 26, 2024 there were 5,934,917 shares of common stock outstanding, 3,825 shares of Series D Preferred Stock outstanding and 834 shares of Series D-1 Preferred Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned			Series D Preferred Stock		Series D-1 Preferred Stock
Name of Beneficial Owner(1)	Shares		Percentage	Shares	Percentage	Shares	Percentage
Anthony Hayes	317,310	(2)	5.35%	—	—	—	—
Tim S. Ledwick	12,826	(3)	*	—	—	—	—
Robert Dudley	12,411	(4)	*	—	—	—	—
Gregory James Blattner	12,411	(5)	*	—	—	—	—
Kyle Wool	246,431	(6)	4.15%	—	—	—	—
Soo Yu	1,243,466	(7)	20.95%	—	—	—	—
Kyle Haug	—		*	—	—	—	—
George Way	32,103	(8)	*	—	—	—	—
Christopher Devall	77,651	(9)	1.31%	—	—	—	—
All Directors and Officers as a Group (9 persons)	1,954,609		32.93%

Stockholders
Daniel W. Armstrong 611 Loch Chalet Ct Arlington, TX 76012-3470	10	(10)	*	1,350	35.29%	—	—
R. Douglas Armstrong 570 Ocean Dr. Apt 201 Juno Beach, FL 33408-1953	4	(11)	*	450	11.76%	—	—
Francis Howard 376 Victoria Place London, SW1 V1AA United Kingdom	7	(12)	*	900	23.53%	—	—
Charles Strogen 6 Winona Ln Sea Ranch Lakes, FL 33308-2913	9	(13)	*	1,125	29.42%	—	—
Chai Lifeline Inc. 151 West 30th Street, Fl 3 New York, NY 10001-4027	7	(14)	*	—	—	834	100%

*	Less than 1% of the outstanding shares of the Company’s common stock.

(1)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Includes 314,369 shares of common stock and 2,941 options for purchase of shares of common stock, which are exercisable within 60 days of March 26, 2024.

(3)	Includes 9,885 shares of common stock and 2,941 options for purchase of shares of common stock, which are exercisable within 60 days of March 26, 2024.

(4)	Includes 9,470 shares of common stock and 2,941 options for purchase of shares of common stock, which are exercisable within 60 days of March 26, 2024.

(5)	Includes 9,470 shares of common stock and 2,941 options for purchase of shares of common stock, which are exercisable within 60 days of March 26, 2024.

(6)	Includes 246,431 shares of common stock.

(7)	Includes 1,243,466 shares of common stock.

(8)	Includes 32,103 restricted stock awards for purchase of shares of common stock, which are exercisable within 60 days of March 26, 2024.

(9)	Includes 30,033 shares of common stock and 47,618 options for purchase of shares of common stock, which are exercisable within 60 days of March 26, 2024.

(10)	Represents 10 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of March 26, 2024.

(11)	Represents 4 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of March 26, 2024.

(12)	Represents 7 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of March 26, 2024.

(13)	Represents 9 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of March 26, 2024.

(14)	Represents 7 shares of common stock issuable upon conversion of the Series D-1 Preferred Stock, which are convertible within 60 days of March 26, 2024.

Effective October 11, 2023, the Company and Continental Stock Transfer & Trust Co. entered into a certain rights agreement (the “Rights Agreement”). The Rights Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 4.99% or more of our common stock, in connection with, (x) the Company consolidating, or merging into any other person, (y) any person consolidates or merges with or into the Company or (z) the Company sells or otherwise transfers to any person or persons, in one or more transactions, assets or earning power aggregating 50% or more of the assets or earning power of the Company or (2) the commencement of a tender offer which would result in an offer or beneficially owning 10% or more of our outstanding common stock. All rights held by an acquirer or offer or expire on the announced acquisition date, and all rights expire at the earliest of: (i) the close of business on October 11, 2024, subject to extension; (ii) the time at which the Rights are redeemed; (iii) the time at which the rights are exchanged; (iv) the closing of any merger or other acquisition transaction involving the Company pursuant to a specified agreement; (vi) the close of business on the date the Board of Directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of tax benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board of Directors determines that no tax benefits are available to be carried forward. Each right entitles a stockholder to acquire, at a price of $5.00 per one one-thousandth of a share of our Series Q Preferred Stock, subject to adjustments, which carries voting and dividend rights similar to one share of our common stock. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Rights Agreement. At the discretion of a majority of the Board of Directors and within a specified time period, we may redeem all of the rights at a price of $0.0001 per right. The Board of Directors may also amend any provisions of the Rights Agreement prior to exercise.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of: Mr. Anthony Hayes, Mr. Tim S. Ledwick, Mr. Robert Dudley, Mr. Kyle Wool, Mr. Gregory James Blattner, Ms. Soo Yu and Mr. Kyle Haug. The Board of Directors has determined that Mr. Ledwick, Mr. Blattner, and Mr. Haug are independent directors within the meaning of the applicable Nasdaq rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

There have been no transactions, since January 1, 2022, to which we have been a party, in which the amount involved exceeds or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of our capital stock, or immediate family member thereof, had or will have a direct or indirect material interest.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible for the approval of all related party transactions.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees for professional services rendered by Marcum for audit and other services provided for the fiscal years ended December 31, 2023 and December 31, 2022.

	2023	2022
Audit Fees	$419,360	$60,517
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$419,360	$60,517

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2023 and 2022. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15. EXHIBIT AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

The following consolidated financial statements are included in Item 8 herein:

2. Consolidated Financial Statement Schedules

None.

EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated April 24, 2014 (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated March 2, 2016 (incorporated by reference to Form 8-K filed March 18, 2016)

3.3	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spherix Incorporated, effective March 4, 2016 (incorporated by reference to Form 10-K filed March 29, 2016)

3.5	Second Amended and Restated Bylaws of AIkido Pharma Inc. (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 5, 2020)

3.6	Amendment No. 1 to the Second Amended and Restated Bylaws of AIkido Pharma Inc. (incorporated by reference to Form 8-K filed on November 9, 2021)

3.7	Certificate of Amendment to Amended and Restated Articles of Incorporation of Aikido Inc., effective on June 7, 2022 (incorporated by reference to Form 8-K filed on June 10, 2022)

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of Aikido Inc., effective on December 22, 2022 (incorporated by reference to Form 8-K filed on December 22, 2022)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Form 8-K filed on April 4, 2013)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Form 8-K filed on November 29, 2013)

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series Q Preferred Stock (incorporated by reference to Form 8-K filed on October 17, 2023)

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Form 10-K filed on March 31, 2023)

4.3	Rights Agreement, dated as of October 11, 2023, by and between Dominari Holdings Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Form 8-K filed on October 17, 2023)

10.1	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.2	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed on March 28, 2014)

10.3	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.4	Employment Agreement, effective as of April 1, 2016, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to Form 8-K filed May 26, 2016)

10.5	Amendment to Employment Agreement, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on October 25, 2017)

10.6	Technology Monetization Agreement, dated as of March 11, 2016, and amended as of April 22, 2016, April 27, 2016 and May 22, 2016, by and between Spherix Incorporated and Equitable IP Corporation (incorporated by reference to Form 8-K filed August 2, 2016)

10.7	At The Market Offering Agreement, dated as of August 9, 2019, by and between Spherix Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to Form 8-K filed August 9, 2019)

10.8	Amendment to Aikido Pharma Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 5, 2020)

10.9	Form of Securities Purchase Agreement Between AIKido Pharma Inc. and the Investors thereto, dated February 24, 2022 (incorporated by reference to Form 8-K filed on March 2, 2022)

10.10	Confirmation of Mutual Understanding Between Aikido Pharma Inc. and each of the Warrant Holders, dated as of March 24, 2022 (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 28, 2022)

10.11	Aikido Pharma Inc. 2022 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 21, 2022)

10.12	Employment Agreement, Made and Entered into as of July 1, 2022, By and Between Aikido Pharma Inc. and Christopher Devall (incorporated by reference to Form 8-K Filed on January 6, 2023)

10.13	Employment Agreement, Made and Entered into as of July 22, 2022, By and Between Aikido Pharma Inc. and Carlos Aldavero (incorporated by reference to Form 10-K filed on March 31, 2023)

10.14	Amendment to Employment Agreement, Dated as of January 1, 2023, By and Between Dominari Holdings Inc. and Christopher Devall (incorporated by reference to Form 8-K filed on January 6, 2023)

10.15	Amended and Restated Membership Interest Purchase Agreement, Dated as of March 27, 2023, by and among Fieldpoint Private Securities, LLC, Fieldpoint Private Bank & Trust, and Dominari Financial Inc. (incorporated by reference to Form 8-K filed on March 28, 2023)

10.16	Employment Agreement, Made and Entered into as of March 29, 2023, By and Between Dominari Holdings Inc. and George M. Way (incorporated by reference to Form 8-K filed on April 3, 2023)

10.17	Employment Agreement, Made and Entered into as of April 3, 2023, By and Between Dominari Securities LLC and Soo Yu (incorporated by reference to Form 10-Q filed on May 11, 2023)

10.18	Amendment to Employment Agreement, Made and Entered into as of April 19, 2023, By and Between Dominari Securities LLC and Soo Yu (incorporated by reference to Form 10-Q filed on May 11, 2023)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* **	Filed herewith. Furnished herewith.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominari Holdings Inc.

	By:	/s/ Anthony Hayes
Anthony Hayes
Date: April 1, 2024		Chief Executive Officer and Chairman

	By:	/s/ George Way
George Way
Date: April 1, 2024		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes	Chief Executive Officer and Chairman	April 1, 2024
Anthony Hayes

/s/ George Way	Chief Financial Officer	April 1, 2024
George Way

/s/ Kyle Wool	President and Director	April 1, 2024
Kyle Wool

/s/ Tim S. Ledwick	Director	April 1, 2024
Tim S. Ledwick

/s/ Robert Dudley	Director	April 1, 2024
Robert Dudley

/s/ Gregory James Blattner	Director	April 1, 2024
Gregory James Blattner

/s/ Soo Yu	Director	April 1, 2024
Soo Yu

/s/ Kyle Haug	Director	April 1, 2024
Kyle Haug