Form 10-Q
period 2024-03-31
Dominari Holdings Inc.
filed 2024-05-09
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-41845

DOMINARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 5th Avenue, 22nd Floor, New York, NY 10022
(Address of principal executive offices and Zip Code)

(212) 393-4540
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.0001 par value per share)	DOMH	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of May 7, 2024, there were 5,995,065 shares of the Company’s common stock issued and 5,934,917 shares outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	19

Part II - Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,956	$2,833
Marketable securities	5,123	13,547
Deposits with clearing broker	14,094	7,687
Prepaid expenses and other assets	2,230	898
Notes receivable, at fair value - current portion	1,955	3,177
Total current assets	25,358	28,142

Property and equipment, net	317	344
Notes receivable, at fair value - non-current portion	1,128	1,129
Long-term equity investments	21,691	24,150
Right-of-use assets	3,242	3,335
Security deposit	458	458
Total assets	$52,194	$57,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$840	$1,036
Accrued salaries and benefits	-	51
Accrued commissions	295	77
Lease liability - current	419	421
Other current liability	42	22
Total current liabilities	1,596	1,607

Lease liability, less current portion	2,929	3,028
Total liabilities	4,525	4,635

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of March 31, 2024 and December 31, 2023; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of March 31, 2024 and December 31, 2023; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,995,065 shares issued as of March 31, 2024 and December 31, 2023; 5,934,917 shares outstanding as of March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	262,374	262,187
Treasury stock, as of cost, 60,148 shares as of March 31, 2024 and December 31, 2023	(501)	(501)
Accumulated deficit	(214,204)	(208,763)
Total stockholders’ equity	47,669	52,923
Total liabilities and stockholders’ equity	$52,194	$57,558

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,367	$-

Operating costs and expenses
General and administrative	4,172	3,834
Total operating expenses	4,172	3,834
Loss from operations	(2,805)	(3,834)

Other income (expenses)
Interest income	164	137
Gain (loss) on marketable securities, net	574	(65)
Realized and unrealized gain and loss on notes receivable, net	(915)	-
Change in fair value of long-term equity investments	(2,459)	-
Total other income (expenses)	(2,636)	72
Net loss	$(5,441)	$(3,762)

Net loss per share, basic and diluted
Basic and Diluted	$(0.91)	$(0.71)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	5,995,065	5,305,513

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	4,659	$-	5,995,065	$-	$262,187	60,148	$(501)	$(208,763)	$52,923
Stock-based compensation	-	-	-	-	187	-	-	-	187
Net loss	-	-	-	-	-	-	-	(5,441)	(5,441)
Balance at March 31, 2024	4,659	$-	5,995,065	$-	$262,374	60,148	$(501)	$(214,204)	$47,669

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	4,659	$-	5,485,096	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767
Stock-based compensation	-	-	-	-	5	-	-	-	5
Cancellation of common stock	-	-	(25,000)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	236,630	(939)	-	(939)
Retirement of treasury stock	-	-	(644,499)	-	(3,760)	(644,499)	3,760	-	-
Net loss	-	-	-	-	-	-	-	(3,762)	(3,762)
Balance at March 31, 2023	4,659	$-	4,815,597	$-	$259,215	60,148	$(501)	$(189,643)	$69,071

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(5,441)	$(3,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	93	92
Depreciation	26	7
Change in fair value of long-term equity investments	2,459	-
Stock-based compensation	187	5
Realized loss on marketable securities	93	56
Unrealized (gain) loss on marketable securities	(473)	130
Realized and unrealized gain and loss on notes receivable, net	915	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6	(221)
Prepaid acquisition cost	-	301
Clearing broker deposits	(6,407)	-
Accounts payable and accrued expenses	(196)	(19)
Accrued salaries and benefits	(51)	(528)
Accrued commissions	218	-
Lease liabilities	(101)	7
Other current liabilities	20	3
Notes receivable, at fair value – net interest accrued	58	(62)
Net cash used in operating activities	(8,594)	(3,991)

Cash flows from investing activities
Purchase of marketable securities	(24)	(17,519)
Sale of marketable securities	8,829	68
Purchase of fixed assets	-	(361)
Acquisition of FPS, net of cash acquired and receivable owed from FPS	-	(1,149)
Collection of principal on notes receivable	250	250
Loans to employees	(1,340)	-
Collection of loans to employees	2	-
Net cash provided by (used in) investing activities	7,717	(18,711)

Cash flows from financing activities
Purchase of treasury stock	-	(939)
Net cash used in financing activities	-	(939)

Net decrease in cash and cash equivalents and restricted cash	(877)	(23,641)
Cash and cash equivalents, beginning of period	2,833	33,174

Cash and cash equivalents, end of period	$1,956	$9,533

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

On September 9, 2022, Dominari Financial entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the SEC.   Pursuant to the terms of the FPS Purchase Agreement, Dominari Financial purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”). FPS’s registered broker-dealer and investment adviser businesses will be operated as a wholly owned subsidiary of Dominari Financial.  The FPS Purchase Agreement provides for Dominari Financial’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari Financial paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari Financial 20% of the FPS Membership Interests.   Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing occurred on March 27, 2023. Dominari Financial paid to the Seller an additional $1.4 million in consideration for a transfer by the Seller to Dominari Financial of the remaining 80% of the Membership Interests. As a result of the ownership change, FPS was renamed Dominari Securities LLC.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2023 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of March 31, 2024, condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

Deposits with clearing broker

Deposits with Dominari Securities’ clearing broker consisted of approximately $14.1 million held in money market funds and liquid insured deposits maintained by the Company with its clearing broker as of March 31, 2024.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the unaudited condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred (see Note 8 - Leases).

Revenue

The Company recognizes revenue under ASC 606 - Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

The following provides detailed information on the recognition of the Company’s revenue from contracts with customers:

●	Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenue are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within the general and administrative line item in the unaudited condensed consolidated statements of operations as the Company is acting as a principal in the arrangement. Any expenses reimbursed by the Company’s clients are recognized as other income.

●	Commissions are earned by executing transactions for clients primarily in equity, equity-related, and debt products. Commission revenue associated with trade execution are recognized at a point in time on trade-date. Commissions revenue are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date.

●	Account advisory fees are earned in connection with investment advisory services. Account advisory fees are recognized over time using the time elapsed method as the Company determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees are generally paid in advance of a specified service period (e.g. quarterly) and are initially deferred within in our Condensed Consolidated Balance Sheet.

●	Other revenue includes placement agent services in the equity capital markets for privately held companies distributing private equity. Placement agent revenue are recognized at a point in time on trade-date, as the client obtains the control and benefit of the membership interest offering at that point.

Long-term equity investments

The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments—Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value of the equity security. ASU 2022-03 also clarifies that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in ASU 2022-03 may be early adopted and are effective on a prospective basis for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2022-03 on January 1, 2024. There was no material impact to the Company’s unaudited condensed consolidated financial statements from the implementation of ASU 2022-03.

In March 2023, the FASB issued ASU 2023-01, Leases, to require entities to classify and account for leases with related parties on the basis of legally enforceable terms and conditions of the arrangement. The amendments are effective in periods beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2023-01 on January 1, 2024. There was no material impact to the Company’s unaudited condensed consolidated financial statements from the implementation of ASU 2023-01.

Effect of new accounting pronouncements to be adopted in future periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on these unaudited condensed consolidated financial statements.

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2024 and 2023, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Realized loss	$(93)	$(56)
Unrealized gain (loss)	473	(130)
Dividend income	193	121
Total	$574	$(65)

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held and publicly traded companies as long-term investments. The following table presents the Company’s long-term investments as of March 31, 2024, and December 31, 2023 ($ in thousands):

	Cost Basis as of March 31, 2024 and December 31, 2023	March 31, 2024	December 31, 2023
Investment in Kerna Health Inc	$2,140	$4,940	$4,940
Investment in Kaya Now	1,500	-	-
Investment in Tevva Motors	1,972	2,794	2,794
Investment in ASP Isotopes	1,300	-	-
Investment in Unusual Machines	1,075	813	1,033
Investment in Qxpress*	1,000	1,000	1,000
Investment in Masterclass*	170	170	170
Investment in Kraken*	597	597	597
Investment in Epic Games*	3,500	2,626	3,500
Investment in Tesspay**	1,240	2,981	2,679
Investment in SpaceX*	3,500	3,500	4,867
Investment in Databricks*	1,200	842	842
Investment in Discord*	476	476	476
Investment in Thrasio*	300	-	300
Investment in Automation Anywhere*	476	476	476
Investment in Anduril*	476	476	476
Total	$20,922	$21,691	$24,150

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investments made in these companies are through both an SPV and direct investments.

Investment in SpaceX

The Company redeemed its entire investment in the portfolio company during April 2024 in exchange for return of cost basis of $3.5 million.

Investment in Unusual Machines

Unusual Machines, Inc, an emerging leader in first-person view (FPV) drone technology, closed its initial public offering of common stock on February 14, 2024 at a public offering price of $4 per share and the shares began trading on the NYSE American under the ticker symbol “UMAC”. As of March 31, 2024 the Company valued its investment in Unusual Machines based on UMAC’s market price.

Note 6. Notes Receivable

The following table presents the Company’s notes receivable as of March 31, 2024 and December 31, 2023 ($ in thousands):

March 31, 2024

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$816	$-	$816
Raefan Industries LLC	12/31/2024	8%	$389	$751	$1,139
American Innovative Robotics	04/01/2027	8%	$1,106	$22	$1,128

Notes receivable, at fair value - current portion					$1,955

Notes receivable, at fair value - non-current portion					$1,128

December 31, 2023

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$1,006	$58	$1,064
Raefan Industries LLC	12/31/2024	8%	$1,363	$751	$2,114
American Innovative Robotics	04/01/2027	8%	$1,106	$22	$1,129

Notes receivable, at fair value - current portion					$3,177

Notes receivable, at fair value - non-current portion					$1,129

Convergent Therapeutics, Inc.

The Company recorded principal repayment of approximately $0.3 million, interest income of approximately $63,000 and an unrealized gain on the note of approximately $60,000 on the Convergent Convertible Note for the three months ended March 31, 2024.

Raefan Industries LLC

The Company recorded a realized loss as a result of directly writing off approximately $1.0 million of principal, which the Company deemed uncollectible during the three months ended March 31, 2024.

American Innovative Robotics, LLC

The Company recorded interest income of approximately $22,000, and an unrealized loss on the note of approximately $1,000 on the Robotics Promissory Note for the three months ended March 31, 2024.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of March 31, 2024, and December 31, 2023 ($ in thousands):

	Fair value measured as of March 31, 2024
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$5,123	$5,123	$-	$-
Total marketable securities	$5,123	$5,123	$-	$-
Notes receivable at fair value, current portion	$1,955	$-	$-	$1,955
Notes receivable at fair value, non-current portion	$1,128	$-	$-	$1,128

	Fair value measured as of December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$13,547	$13,547	$-	$-
Total marketable securities	$13,547	$13,547	$-	$-
Notes receivable at fair value, current portion	$3,177	$-	$-	$3,177
Notes receivable at fair value, non-current portion	$1,129	$-	$-	$1,129

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Notes receivable at fair value, current portion at December 31, 2023	$3,177
Collection of principal outstanding	(250)
Realized and unrealized gain and loss on note receivable, net	(915)
Change in interest receivable	(57)
Notes receivable at fair value, current portion at March 31, 2024	$1,955

Notes receivable at fair value, non-current portion at December 31, 2023	$1,129
Unrealized loss on notes receivable	(1)
Notes receivable at fair value, non-current portion at March 31, 2024	$1,128

Notes Receivable at fair value

As of March 31, 2024, the fair value of the notes receivable was measured taking into consideration cost basis, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No material change was noted in the fair value of the notes receivable during the three months ended March 31, 2024.

Note 8. Leases

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

The tables below represent the Company’s lease assets and liabilities as of March 31, 2024:

March 31, 2024
Assets:
Operating lease right-of-use-assets	$3,242

Liabilities:
Current
Operating	419
Long-term
Operating	2,929
$3,348

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term – operating leases (in years)	6.2	7.2
Weighted-average discount rate – operating leases	10.0%	10.0%

During the three months ended March 31, 2024 and 2023, the Company recorded approximately $0.2 million, respectively, of lease expense to current period operations.

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating leases
Operating lease cost	$178	$134
Operating lease expense	178	134
Short-term lease rent expense	22	30
Net rent expense	$200	$164

Supplemental cash flow information related to leases were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating cash flows - operating leases	$187	$34
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$2,796

As of March 31, 2024, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2024	560
Year Ended December 31, 2025	685
Year Ended December 31, 2026	685
Year Ended December 31, 2027	685
Year Ended December 31, 2028	766
Thereafter	1,160
Total	4,541
Less present value discount	(1,193)
Operating lease liabilities	$3,348

Note 9. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock as of the first day of the period. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the three months ended March 31, 2024, and 2023 are as follows:

	As of March 31,
	2024	2023
Convertible preferred stock	34	34
Warrants to purchase common stock	444,796	444,796
Restricted stock awards	136,309	-
Options to purchase common stock	420,096	31,193
Total	1,001,235	476,023

Note 10. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of March 31, 2024, there are 5,995,065 shares of common stock issued and 5,934,917 shares outstanding.

Treasury Stock

There are 60,148 shares of treasury stock as of March 31, 2024.

Warrants

A summary of warrant activity for the three months ended March 31, 2024, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	444,796	$29.25	-	2.20
Granted	-	$-	-	-
Outstanding as of March 31, 2024	444,796	$29.25	-	1.95

Restricted Stock Awards

A summary of restricted stock awards activity for the three months ended March 31, 2024, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2023	136,309	$2.26
Granted	-	$-
Vested	-	$-
Nonvested at March 31, 2024	136,309	$2.26

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $75,000 and $257 for the three months ended March 31, 2024, and 2023, respectively. All stock compensation was recorded as a component of general and administrative expenses.

As of March 31, 2024, there is approximately $0.2 million unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for the three months ended March 31, 2024, is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	420,168	$5.80	$-	9.3
Employee options expired	(72)	$6,410.74	-	-
Outstanding as of March 31, 2024	420,096	$4.71	$-	9.0
Options vested and exercisable	108,666	$8.37	$-	8.6

Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $5,000 for the three months ended March 31, 2024, and 2023, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.4 million.

Note 11. Revenue

The following table presents our total revenue disaggregated by revenue type for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31
	2024	2023
Underwriting	$409	$-
Commissions	310	-
Advisory fees	341	-
Other	307	-
Total	$1,367	$-

Note 12. Commitments and Contingencies

Legal Proceedings

In March 2024, the Company received a notice of petition of a filed action seeking relief related to the hiring in March 2024 of new registered representatives from the representatives’ former employer. This notice was filed against the Company’s subsidiary, Dominari Securities. The Company does not agree with the plaintiff’s claims. While the Company intends to defend itself vigorously from this claim, it is unable to predict the outcome of such legal proceeding. Any potential loss as a result of this legal proceeding cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for the aforementioned claim.

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of the Company’s technology. Other than ordinary routine litigation incidental to the business, the Company is not aware of any material, active or pending legal proceedings brought against it.

Note 13. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of March 31, 2024, Dominari Securities had net capital of approximately $13.4 million, which was approximately $13.3 million in excess of required minimum net capital of $0.1 million.

Note 14. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build the Company’s investment processes. Kyle Wool, Board Member, was previously a member of the board of directors of Revere. The Company incurred fees of approximately $0 and $80,000 during the three months ending March 31, 2024 and 2023, respectively. These fees were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 15. Segment Reporting

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

The measures of segment profitability that are most relied upon by the CODM are gross revenue and net loss, as presented within the table below and reconciled to the statement of operations.

	Three Months Ended March 31, 2024
	Dominari Financial	Legacy AIkido	Consolidated
Revenue	$1,367	$-	$1,367
Operating Costs
General and administrative	2,712	1,460	$4,172
Loss from operations	$(1,345)	$(1,460)	$(2,805)

Other income (expenses)
Other income	-	-	-
Interest income	137	27	164
Gain on marketable securities	-	574	574
Realized and unrealized gain and loss on notes receivable, net	-	(915)	(915)
Change in fair value of long-term equity investments		(2,459)	(2,459)
Total other income (expenses)	$137	$(2,773)	$(2,636)
Net loss	$(1,208)	$(4,233)	$(5,441)

Note 16. Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2024, and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for the Company’s business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

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

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates discussed in the Form 10-K.

Refer to Note 3 of the Annual Report for a discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2024

During the three months ended March 31, 2024, we recognized approximately $1.4 million in revenue from operations, primarily driven by the commissions and underwriting revenue earned by Dominari Securities. During the three months ended March 31, 2024 and 2023, we incurred a loss from operations of approximately $2.8 million and $3.8 million, respectively. The decrease in loss from operations was primarily general and administrative expenses related to the process of winding down the assets held by Aikido Labs, LLC and was offset by a calendar year loss of $1.3 million from operations in the operations of Dominari Securities.

i.	There is a $1.0 million decrease in net operating loss during the three months ended March 31, 2024 compared to same period in 2023, which was driven by $2.3 million decrease in general and administrative expenses for Aikido segment and was offset by $1.3 million loss from operations Dominari Financial segment during the three months ended March 31, 2024.

During the three months ended March 31, 2024 and 2023, other (expenses) income was approximately $(2.6) million and $72,000, respectively. The activity for the three months ended March 31, 2024 and 2023, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine and etc.) impacting marketable securities and the change in fair value of long-term equity investments. Specifically:

i.	Marketable securities – we recognized a gain of approximately $0.6 million for the three months ended March 31, 2024. The increase of approximately $0.6 million in gains over the prior period is driven by both market improvement and an increase in sale activity resulting in more realized gains.

ii.	Notes receivable – the changes over the three months ended March 31, 2024 and 2023 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $0.9 million on the adjusted fair value of our notes receivable during the three months ended March 31, 2024.

iii.	Long-term equity investments –the changes over the three months ended March 31, 2024 and 2023 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $2.5 million on the adjusted fair value of the investments during the three months ended March 31, 2024.

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $23.8 million as of March 31, 2024. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2024 and 2023, net cash used in operations was approximately $8.6 million and $4.0 million, respectively. The cash used in operating activities for the three months ended March 31, 2024, is primarily attributable to a net loss of approximately $5.4 million and changes in operating assets and liabilities of $6.5 million, partially offset by approximately $2.5 million of change in fair value of long-term equity investment. The cash used in operating activities for the three months ended March 31, 2023, is primarily attributable to a net loss of approximately $3.8 million and changes in operating assets and liabilities of $0.5 million, partially offset by approximately $0.1 million in unrealized losses on marketable securities and approximately $0.06 million of realized loss on marketable securities.

Cash Flows from Investing Activities

For the three months ended March 31, 2024 and 2023, net cash provided by (used in) investing activities was approximately $7.7 million and $(18.7) million, respectively. The cash used in investing activities for the three months ended March 31, 2024, primarily resulted from our sales of marketable securities of approximately $8.8 million, partially offset by funds to employee forgivable loan of $1.3 million. The Company also collected approximately $0.3 million in principal related to its short-term notes.  The cash used in investing activities for the three months ended March 31, 2023, primarily resulted from our purchase of marketable securities of approximately $17.5 million and the acquisition of FPS of approximately $1.1 million. The Company also collected approximately $0.3 million in principal related to its short-term notes.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, there is no cash flows from financing activities. For the three months ended March 31, 2023, cash used in financing activities was approximately $0.9 million, which reflects the cost for purchase of treasury stock of approximately $0.9 million.

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

During the quarter ended March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonably possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

The Company’s management has concluded that our control around the accounting for certain notes receivable accounted for at fair value and certain long-term investments accounted for at fair value or with the equity security measurement alternative was not effectively designed or maintained, and therefore initially were not accounted for correctly. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Management understands that the accounting standards applicable to our financial statements are complex and will seek to enhance controls over its experienced third-party professionals with whom management can consult with respect to accounting issues and remediate this material weakness.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings

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

In March 2024, the Company received a notice of petition of a filed action seeking relief related to the hiring in March 2024 of new registered representatives from the representatives’ former employer. This notice was filed against the Company’s subsidiary Dominari Securities. The Company does not agree with the claim of the plaintiff and will defend itself accordingly. While the Company intends to defend itself vigorously from this claim, it is unable to predict the outcome of such legal proceeding. Any potential loss as a result of this legal proceeding cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for the aforementioned claim.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K, which was filed with the SEC on April 1, 2024. Any of our previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1*	Certification of Principal Executive Officer of Dominari Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of Dominari Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of Dominari Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer of Dominari Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINARI HOLDINGS INC.

Date: May 9, 2024	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ George Way
George Way
Chief Financial Officer
(Principal Financial and Accounting Officer)