Form 10-Q
period 2024-06-30
Dominari Holdings Inc.
filed 2024-08-08
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, there were 6,336,286 shares of the Company’s common stock issued and 6,276,138 shares outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	22

Part II - Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,802	$2,833
Marketable securities	6,320	13,547
Deposits with clearing broker	13,365	7,687
Prepaid expenses and other assets	2,314	898
Notes receivable, at fair value - current portion	964	3,177
Total current assets	28,765	28,142

Property and equipment, net	291	344
Notes receivable, at fair value - non-current portion	1,128	1,129
Long Term Equity Investments	15,285	24,150
Right-of-use assets	3,146	3,335
Security deposit	458	458
Total assets	$49,073	$57,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$944	$1,036
Accrued salaries and benefits	116	51
Accrued commissions	1,954	77
Lease liability - current	429	421
Other current liability	456	22
Total current liabilities	3,899	1,607

Lease liability, less current portion	2,815	3,028
Total liabilities	6,714	4,635

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of June 30, 2024 and December 31, 2023; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of June 30, 2024 and December 31, 2023; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,304,183 and 5,995,065 shares issued as of June 30, 2024 and December 31, 2023 respectively; 6,244,035 and 5,934,917 shares outstanding as of June 30, 2024 and December 31, 2023 respectively;	-	-
Additional paid-in capital	263,184	262,187
Treasury stock, as of cost, 60,148 shares as of June 30, 2024 and December 31, 2023	(501)	(501)
Accumulated deficit	(220,324)	(208,763)
Total stockholders’ equity	42,359	52,923
Total liabilities and stockholders’ equity	$49,073	$57,558

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$6,174	$71	$7,541	$71

Operating costs and expenses
General and administrative	$8,910	$9,080	$13,082	$12,913
Research and development	-	2	-	3
Total operating expenses	8,910	9,082	13,081	12,916
Loss from operations	(2,736)	(9,011)	(5,541)	(12,845)

Other income (expenses)
Interest income	285	160	449	297
Gain on marketable securities, net	104	400	678	335
Realized and unrealized loss on note receivable, net	(742)	(212)	(1,657)	(212)
Change in fair value of investments	(3,031)	-	(5,490)	-
Total other (expenses) income	(3,384)	348	(6,020)	420
Net loss	$(6,120)	$(8,663)	$(11,561)	$(12,425)

Net loss per share, basic and diluted
Basic and Diluted	$(1.01)	$(1.79)	$(1.92)	$(2.45)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	6,063,003	4,827,239	6,029,034	5,065,055

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended June 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2024	4,659	$-	5,995,065	$-	$262,374	60,148	$(501)	$(214,204)	$47,669
Stock-based compensation	-	-	309,118	-	810	-	-	-	810
Net loss	-	-	-	-	-	-	-	(6,120)	(6,120)
Balance at June 30, 2024	4,659	$-	6,304,183	$-	$263,184	60,148	$(501)	$(220,324)	$42,359

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2023	4,659	$-	4,815,597	$-	$259,215	60,148	$(501)	$(189,643)	$69,071
Stock-based compensation	-	-	529,715	-	1,370	-	-	-	1,370
Net loss	-	-	-	-	-	-	-	(8,663)	(8,663)
Balance at June 30, 2023	4,659	$-	5,345,312	$-	$260,585	60,148	$(501)	$(198,306)	$61,778

See accompanying notes to unaudited condensed consolidated financial statements

For the Six Months Ended June 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	4,659	$-	5,995,065	$-	$262,187	60,148	$(501)	$(208,763)	$52,923
Stock-based compensation	-	-	309,118	-	997	-	-	-	997
Net loss	-	-	-	-	-	-	-	(11,561)	(11,561)
Balance at June 30, 2024	4,659	$-	6,304,183	$-	$263,184	60,148	$(501)	$(220,324)	$42,359

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	4,659	$-	5,485,096	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767
Stock-based compensation	-	-	529,715	-	1,375	-	-	-	1,375
Cancellation of common stock	-	-	(25,000)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	236,630	(939)	-	(939)
Retirement of treasury stock	-	-	(644,499)	-	(3,760)	(644,499)	3,760	-	-
Net loss	-	-	-	-	-	-	-	(12,425)	(12,425)
Balance at June 30, 2023	4,659	$-	5,345,312	$-	$260,585	60,148	$(501)	$(198,306)	$61,778

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(11,561)	$(12,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	189	182
Depreciation	52	32
Change in fair value of long-term investment	5,490	-
Stock-based compensation	997	2,675
Realized (gain) loss on marketable securities	(3,330)	487
Unrealized (gain) loss on marketable securities	2,940	(514)
Unrealized loss on note receivable	1,657	212
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(78)	(229)
Prepaid acquisition cost	-	301
Clearing broker deposits	(5,678)	(3,532)
Accounts payable and accrued expenses	(92)	(428)
Accrued salaries and benefits	65	(628)
Accrued commissions	1,877	(8)
Lease liabilities	(205)	58
Other current liabilities	434	3
Notes receivable, at fair value – net interest accrued	58	(99)
Net cash used in operating activities	(7,185)	(13,913)

Cash flows from investing activities
Purchase of marketable securities	(3,963)	(34,014)
Sale of marketable securities	11,580	20,494
Purchase of fixed assets	-	(419)
Acquisition of FPS, net of cash acquired and receivable owed from FPS	-	(1,112)
Collection of principal on note receivable	500	502
Loans to employees	(1,340)	(100)
Purchase of short-term and long-term investments	(125)	(75)
Redemption of long-term investments	3,500	-
Collection of loans to employees	2	-
Net cash provided by (used in) investing activities	10,154	(14,724)

Cash flows from financing activities
Purchase of treasury stock	-	(939)
Net cash used in financing activities	-	(939)

Net increase (decrease) in cash and cash equivalents and restricted cash	2,969	(29,576)
Cash and cash equivalents, beginning of period	2,833	33,174

Cash and cash equivalents, end of period	$5,802	$3,598

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

On October 13, 2023, the Company entered into two separate Limited Liability Agreements with Dominari Manager LLC (“Manager”) and Dominari IM LLC (“Investment Manager”) which are both wholly owned subsidiaries and whose operations are included within the consolidated condensed FS of Dominari Holdings Inc. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Dominari IM LLC (“Investment Manager”) was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. On various dates from March 2024 through July 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors.

On May 21, 2024, Dominari Financial and Heritage Strategies LLC (“HS”) entered into a Limited Liability Company Operating Agreement (the “JV Agreement”) of Dominari Financial Heritage Strategies LLC (“DFHS”). The JV Agreement governs the operation of DFHS, including the distributions to the members of DFHS upon the offer, sale and renewal of various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. Pursuant to the terms of the JV Agreement, Dominari Financial and HS are the co-managing members (the “Co-Managing Members”), each with fifty percent (50%) ownership interests in DFHS. Revenues from the sale of the various insurance products and services after deducting general and administrative costs are distributed to the Co-Managing Members as set forth in the JV Agreement.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of June 30, 2024, condensed consolidated statements of operations for the three months and six months ended June 30, 2024 and 2023, condensed consolidated statements of stockholders’ equity for the three months and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

Deposits with clearing broker

Deposits with Dominari Securities’ clearing broker consisted of approximately $13.4 million held in money market funds and liquid insured deposits maintained by the Company with its clearing broker as of June 30, 2024.

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

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended June 30, 2024 and 2023, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized gain (loss)	$2,360	$(432)	$3,330	$(487)
Unrealized gain (loss)	(2,353)	643	(2,940)	514
Dividend income	97	189	288	308
Total	$104	$400	$678	$335

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held and publicly traded companies as long-term investments. The following table presents the Company’s long-term investments as of June 30, 2024, and December 31, 2023 ($ in thousands):

	Cost Basis as of December 31, 2023	December 31, 2023	Cost Basis as of June 30, 2024	June 30, 2024
Investment in Kerna Health Inc	$2,140	$4,940	$2,140	$4,940
Investment in Kaya Now	1,500	-	1,500	-
Investment in Tevva Motors*	1,972	2,794	1,972	-
Investment in ASP Isotopes	1,300	-	1,300	-
Investment in Unusual Machines	1,075	1,033	1,075	302
Investment in Qxpress*	1,000	1,000	1,000	1,000
Investment in Masterclass*	170	170	170	170
Investment in Kraken*	597	597	597	597
Investment in Epic Games*	3,500	3,500	3,500	2,627
Investment in Tesspay**	1,240	2,679	1,240	3,351
Investment in SpaceX*	3,500	4,867	-	-
Investment in Databricks*	1,200	842	1,200	842
Investment in Discord	476	476	476	476
Investment in Thrasio	300	300	300	-
Investment in Automation Anywhere	476	476	476	476
Investment in XAI*	-	-	100	100
Investment in Cerebras*	-	-	25	25
Investment in Anduril*	476	476	476	379
Total	$20,922	$24,150	$17,547	$15,285

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investments made in these companies are through both an SPV and direct investments.

The Company recorded unrealized losses on long term investments of approximately $3.0 million for the three month period ended June 30, 2024 and unrealized losses on long term investments of approximately $5.5 million for the six month period ended June 30, 2024.

Investment in SpaceX

The Company’s investment in SpaceX was marked down to cost for the three month period ended March 31, 2024 which resulted in a unrealized loss of $1.4 million. In April, the Company redeemed 36,842 shares of participating membership units of SpaceX for $3.5 million.

Investment in xAI

On May 2, 2024, the Company entered into an agreement (the “xAI Agreement”) with Series VI xAI Units of Dominari Master SPV LLC. Under the xAI Agreement, the Company agreed to purchase 100,000 Series XI xAI Units for $0.1 million.

Investment in Cerebras

On June 17, 2024, the Company entered into an agreement (the “Cerebras Agreement”) with Series XI Cerebras Units of Dominari Master SPV LLC, Under the xAI Agreement, the Company agreed to purchase 25,000 Series XI Cerebras Units for $25,000.

Investment in Unusual Machines

Unusual Machines, Inc, an emerging leader in first-person view (FPV) drone technology, closed its initial public offering of common stock on February 14, 2024 at a public offering price of $4 per share and the shares began trading on the NYSE American under the ticker symbol “UMAC”. As of June 30, 2024 the Company valued its investment in Unusual Machines based on UMAC’s market price of $1.30.

Investment in Tevva Motors

On September 22, 2021, the Company entered into a securities purchase agreement (the “Tevva Motors Subscription Agreement”) with Big Sky Opportunities Fund, LLC, who handled the offering for Tevva Motors. As of December 31, 2023 the investment was valued at $2.8 million. During the second quarter of 2024, the Company identified indicators of impairment for the Tevva investment as a result of liquidity concerns As a result, the Company recorded an impairment charge of approximately $2.8 million and the investment in Tevva was valued at $0 as of June 30, 2024.

Investment in Tesspay

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO shares with Revere Master SPV LLC-Series VI, who handled the offering for Tesspay. As of December 31, 2023 the investment was valued at $2.7 million. Management noted that Tesspay filed an amendment to its SEC Form S-1 Registration Statement on April 30, 2024 wherein Tesspay disclosed its intent to IPO at between $5.0 and $6.0 price per share. Through the first six months of 2024 the Company has recorded an unrealized gain of $0.7 million and the investment is valued at $3.4 million as of June 30, 2024.

Investment in Anduril

In April 2022, the Company entered into a securities purchase agreement (the “Anduril Securities Purchase Agreement”) with Forge Investments LLC, Fund FG-MHM, who handled the offering of Anduril Industries, Inc. shares, a privately-held defense products company. As of December 31, 2023 the investment was valued at $0.5 million. During the second quarter 2024 review of the investment Dominari noted news activity related to a recent arm's length funding round, raising $1.5 billion. As a result of this the implied holding value of the investment had decreased slightly per the Company’s independent third-party valuation. As a result, the Company recorded an impairment charge of approximately $0.1 million and the investment in Anduril was valued at $0.4 million as of the second quarter of 2024.

Investment in Thrasio

In April 2022, the Company entered into a securities purchase agreement (the “Thrasio Securities Purchase Agreement”) with privately-held company Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands. As of December 31, 2023 the investment was valued at $0.3 million. During our first quarter 2024 review of the Thrasio investment Dominari noted news activity related to Thrasio had filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of approximately $0.3 million and the investment in Thrasio was valued at $0 as of the first quarter 2024 and the second quarter of 2024.

Investment in Epic Games

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Aeon Partners Fund, Series EG, who handled the offering of Epic Games shares. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. In April 2022, the Company invested an additional $2 million for the purchase of additional shares of common stock of Epic Games through the Aeon Partners Fund, Series EG. As of December 31, 2023 the investment was valued at $3.5 million. During the Company’s first quarter of 2024 review of the investment Dominari noted a $1.5 billion funding round at a lower price per share than the Company's initial investment in Epic Games resulting in a $0.9 million unrealized loss on this investment during the six months ended June 30, 2024. The investment was valued at $2.7 million as of June 30, 2024.

Note 6. Notes Receivable

The following table presents the Company’s notes receivable as of June 30, 2024 and December 31, 2023 ($ in thousands):

June 30, 2024

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$500	$-	$556
Raefan Industries LLC	12/31/2024	8%	$407	$-	$407
American Innovative Robotics	04/01/2027	8%	$1,106	$22	$1,128

Notes receivable, at fair value - current portion					$964

Notes receivable, at fair value - non-current portion					$1,128

December 31, 2023

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$1,006	$58	$1,064
Raefan Industries LLC	12/31/2024	8%	$1,363	$751	$2,114
American Innovative Robotics	04/01/2027	8%	$1,106	$22	$1,129

Notes receivable, at fair value - current portion					$3,177

Notes receivable, at fair value - non-current portion					$1,129

Convergent Therapeutics, Inc.

The Company recorded principal repayment of approximately $0.3 million, interest income of approximately $59,000 and an unrealized loss on the note of approximately $9,000 on the Convergent Convertible Note for the three months ended June 30, 2024.

The Company recorded principal repayment of $0.5 million, interest income of approximately $0.1 million and an unrealized gain on the note of approximately $50,000 on the Convergent Convertible Note for the six months ended June 30, 2024.

Raefan Industries LLC

The Company recorded a realized loss as a result of directly writing off approximately $0.7 million and $1.7 million of principal, which the Company deemed uncollectible during the three and six months ended June 30, 2024, respectively.

American Innovative Robotics, LLC

The Company recorded interest income of approximately $22,440, and an unrealized loss on the note of approximately $1,008 on the Robotics Promissory Note for the six three months ended June 30, 2024.

The Company recorded interest income of approximately $44,000, and an unrealized loss on the note of approximately $1,000 on the Robotics Promissory Note for the six months ended June 30, 2024.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of June 30, 2024, and December 31, 2023 ($ in thousands):

	Fair value measured as of June 30, 2024
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$6,320	$6,320	$-	$-
Total marketable securities	$6,320	$6,320	$-	$-
Notes receivable at fair value, current portion	$964	$-	$-	$964
Notes receivable at fair value, non-current portion	$1,128	$-	$-	$1,128

	Fair value measured as of December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$13,547	$13,547	$-	$-
Total marketable securities	$13,547	$13,547	$-	$-
Notes receivable at fair value, current portion	$3,177	$-	$-	$3,177
Notes receivable at fair value, non-current portion	$1,129	$-	$-	$1,129

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

June 30, 2024

Notes receivable at fair value, current portion at December 31, 2023	$3,177
Collection of principal outstanding	(500)
Realized and unrealized gain (loss) on note receivable, net	(1,657)
Change in interest receivable	(56)
Notes receivable at fair value, current portion at June 30, 2024	$964

Notes receivable at fair value, non-current portion at December 31, 2023	$1,129
Unrealized gain (loss) on notes receivable	(1)
Notes receivable at fair value, non-current portion at June 30, 2024	$1,128

June 30, 2023

Short-term investment at December 31, 2022	$13
Short-term investment at June 30, 2023	$13

Notes receivable at fair value, current portion at December 31, 2022	$7,474
Collection of principal outstanding	(500)
Note receivable, Convergent Therapeutics, non-current portion	(500)
Unrealized loss on note receivable	(212)
Accrued interest receivable	77
Notes receivable at fair value, current portion at June 30, 2023	$6,339

Notes receivable at fair value, non-current portion at December 31, 2022	$1,100
Note receivable, Convergent Therapeutics, non-current portion	500
Accrued interest receivable	22
Notes receivable at fair value, non-current portion at June 30, 2023	$1,622

Notes Receivable at fair value

As of June 30, 2024, the fair value of the notes receivable was measured taking into consideration cost basis, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. For the six month period ended June 30, 2024 the Company had realized and unrealized losses on notes receivable of $1.7 million and for the three month period ended the Company had realized and unrealized losses on notes receivable of $0.7 million.

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

The tables below represent the Company’s lease assets and liabilities as of June 30, 2024:

June 30, 2024
Assets:
Operating lease right-of-use-assets	$3,146

Liabilities:
Current
Operating	429
Long-term
Operating	2,815
$3,244

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

June 30, 2024
Weighted-average remaining lease term – operating leases (in years)	6.0
Weighted-average discount rate – operating leases	10.0%

During the three and six months ended June 30, 2024 and 2023, the Company recorded approximately $0.2 million, respectively, of lease expense to current period operations.

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Operating leases
Operating lease cost	$178	$356
Operating lease expense	178	356
Short-term lease rent expense	23	45
Net rent expense	$201	$401

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Operating leases
Operating lease cost	$179	$313
Operating lease expense	179	313
Short-term lease rent expense	33	63
Net rent expense	$212	$376

Supplemental cash flow information related to leases were as follows:

Six Months Ended
June 30, 2024
Operating cash flows - operating leases	$374

As of June 30, 2024, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2024	373
Year Ended December 31, 2025	685
Year Ended December 31, 2026	685
Year Ended December 31, 2027	685
Year Ended December 31, 2028	766
Thereafter	1,160
Total	4,354
Less present value discount	(1,110)
Operating lease liabilities	$3,244

Note 9. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock as of the first day of the period. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the six months ended June 30, 2024, and 2023 are as follows:

	As of June 30,
	2024	2023
Convertible preferred stock	34	34
Warrants to purchase common stock	444,796	444,796
Restricted stock awards	104,206	-
Options to purchase common stock	420,060	31,193
Total	969,096	476,023

Note 10. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of June 30, 2024, there are 6,304,183 shares of common stock issued and 6,244,035 shares outstanding.

Treasury Stock

There are 60,148 shares of treasury stock as of June 30, 2024.

Warrants

A summary of warrant activity for the three months ended June 30, 2024, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	444,796	$29.25	-	2.20
Granted	-	$-	-	-
Outstanding as of June 30, 2024	444,796	$29.25	-	1.70

Restricted Stock Awards

On June 11, 2024, the Company executed grant agreements with each of Messrs. Anthony Hayes and Kyle Wool pursuant to their employment agreements with the Company, and in accordance with the Company’s 2022 Equity Incentive Plan. Pursuant to the grant agreements, each received 154,559 shares of the Company’s common stock. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $0.7 million. See Restricted Stock roll-forward below.

A summary of restricted stock awards activity for the three months ended June 30, 2024, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2023	136,309	$2.26
Granted	309,118	$2.18
Vested	(309,118)	$2.18
Nonvested at June 30, 2024	136,309	$2.26

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $75,000 and $257 for the three months ended June 30, 2024, and 2023, respectively. All stock compensation was recorded as a component of general and administrative expenses.

As of June 30, 2024, there is approximately $0.2 million unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for the three months ended June 30, 2024, is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	420,168	$5.80	$-	9.3
Employee options expired	(108)	$5,161.54	-	-
Outstanding as of June 30, 2024	420,060	$4.48	$-	8.8
Options vested and exercisable	132,439	$6.77	$-	8.5

Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $5,000 for the three months ended June 30, 2024, and 2023, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.4 million.

Note 11. Revenue

The following table presents our total revenue disaggregated by revenue type for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Underwriting	$312	$43	$721	$43
Commissions	1,775	14	2,085	14
Advisory fees	96	-	437	-
Manager fee	334	-	334	-
Placement fee	3,411	-	3,668	-
Other	246	14	296	14
Total	$6,174	$71	$7,541	$71

Note 12. Commitments and Contingencies

Legal Proceedings

The Company may be subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries may be named in and subject to various proceedings and claims arising primarily from the Company’s securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims may seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries may also be subject to other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding the Company’s business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. Due to the inherent difficulty of predicting the outcome of litigation and other claims the Company cannot state with certainty what the eventual outcome of potential litigation or other claims will be. Notwithstanding this uncertainty, the Company does not believe that the results of these potential claims are likely to have a material effect on its financial position or results of operations.

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

Note 13. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of June 30, 2024, Dominari Securities had net capital of approximately $12.6 million, which was approximately $12.4 million in excess of net capital requirement of $0.2 million.

Note 14. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to strategically manage and build the Company’s investment processes. Kyle Wool, Board Member, was previously a member of the board of directors of Revere. The Company incurred fees of approximately $0 and $80,000 during the six months ending June 30, 2024 and 2023, respectively. The Company incurred fees of approximately $0 and $80,000 during the three months ending June 30, 2024 and 2023, respectively. These fees were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

	Three Months Ended June 30, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$5,503	$671	$6,174
Operating Costs	-	-	-
General and administrative	6,035	2,875	8,910
Research and development	-	-	-
Loss from operations	(532)	(2,204)	(2,736)

Other (expenses) income	-	-	-
Other income	-	-	-
Interest income	205	80	285
Gain on marketable securities	-	104	104
Unrealized loss on note receivable	-	(742)	(742)
Change in fair value of investments	-	(3,031)	(3,031)
Total other (expenses) income	205	(5,588)	(3,384)
Net loss	$(328)	$(5,792)	$(6,120)

	Six Months Ended June 30, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$6,870	$671	$7,541
Operating Costs
General and administrative	8,746	4,336	13,082
Research and development	-		-
Loss from operations	(1,876)	(3,665)	(5,541)

Other (expenses) income
Other income	-	-	-
Interest income	341	108	449
Gain on marketable securities	-	678	678
Unrealized loss on note receivable	-	(1,657)	(1,657)
Change in fair value of investments	-	(5,490)	(5,490)
Total other (expenses) income	341	(6,361)	(6,020)
Net loss	$(1,535)	$(10,026)	$(11,561)

Note 16. Income Taxes

The Company recorded no income tax expense for the three months ended June 30, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2024, and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Overview

Dominari Holdings Inc. (“Dominari”) is a holding company that, through its various subsidiaries, is engaged in wealth management, investment banking, sales and trading, asset management and insurance. In addition to capital investment, Dominari provides management support to the executive teams of its subsidiaries, helping them to operate efficiently and reduce cost under a streamlined infrastructure. Dominari and its subsidiaries are collectively referred to herein as “Company,” “we,” “our” or “us.”

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

On May 21, 2024, Dominari Financial and Heritage Strategies LLC (“HS”) entered into a Limited Liability Company Operating Agreement (the “JV Agreement”) of Dominari Financial Heritage Strategies LLC (“DFHS”). The JV Agreement governs the operation of DFHS, including the distributions to the members of DFHS upon the offer, sale and renewal of various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. Pursuant to the terms of the JV Agreement, Dominari Financial and HS are the co-managing members (the “Co-Managing Members”), each with fifty percent (50%) ownership interests in DFHS. Revenues from the sale of the various insurance products and services after deducting general and administrative costs are distributed to the Co-Managing Members as set forth in the JV Agreement.

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

Results of Operations

Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

During the three months ended June 30, 2024 and 2023, we recognized approximately $6.2 million and $71,000 in revenue from operations, respectively, primarily driven by the commissions and underwriting revenue earned by Dominari Securities and Dominari Manager LLC (“Manager”). During the three months ended June 30, 2024 and 2023, we incurred a loss from operations of approximately $2.7 million and $9.0 million, respectively.

During the three months ended June 30, 2024 and 2023, other (expenses) income was approximately $(3.4) million and $0.3 million, respectively.

The activity described above for the three months ended June 30, 2024 and 2023, is primarily a result of the Company’s entrance into the financial services industry, overall volatility in investment valuations due to macroeconomic uncertainty impacting marketable securities and the change in fair value of long-term equity investments. Specifically:

i.	Marketable securities - we recognized a gain of approximately $0.1 million for the three months ended June 30, 2024. The decrease of approximately $0.3 million in gains from the three months June 2023 is driven by both market improvement and an increase in sale activity resulting in more realized gains.

ii.	Notes receivable - the changes over the three months ended June 30, 2024 and 2023 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $0.7 million on the adjusted fair value of our notes receivable during the three months ended June 30, 2024.

iii.	Long-term equity investments -the changes over the three months ended June 30, 2024 and 2023 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $3.0 million on the adjusted fair value of the investments during the three months ended June 30, 2024.

Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

During the six months ended June 30, 2024, we recognized approximately $7.5 million and $71,000 in revenue from operations, respectively, primarily driven by the commissions and underwriting revenue earned by Dominari Securities and Dominari Manager. During the six months ended June 30, 2024 and 2023, we incurred a loss from operations of approximately $5.5 million and $12.8 million, respectively.

During the six months ended June 30, 2024 and 2023, other (expenses) income was approximately $(6.0) million and $0.4 million, respectively.

The activity described above for the six months ended June 30, 2024 and 2023, is primarily a result of the Company’s entrance into the financial services industry, overall volatility in investment valuations due to macroeconomic uncertainty impacting marketable securities and the change in fair value of long-term equity investments. Specifically:

i.	Marketable securities - we recognized a gain of approximately $0.7 million for the six months ended June 30, 2024. The increase of approximately $0.3 million in gains over the six months ended June 2023 is driven by both market improvement and an increase in sale activity resulting in more realized gains.

ii.	Notes receivable - the changes over the six months ended June 30, 2024 and 2023 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $1.7 million on the adjusted fair value of our notes receivable during the six months ended June 30, 2024.

iii.	Long-term equity investments -the changes over the six months ended June 30, 2024 and 2023 are a function of observable market transactions which resulted in an increase in unrealized loss of approximately $5.5 million on the adjusted fair value of the investments during the six months ended June 30, 2024.

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $24.9 million as of June 30, 2024. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2024 and 2023, net cash used in operations was approximately $7.2 million and $13.9 million, respectively. The cash used in operating activities for the six months ended June 30, 2024, is primarily attributable to a net loss of approximately $11.6 million, $3.3 million realized gain on marketable securities and changes in operating assets and liabilities of $3.5 million, partially offset by approximately $5.5 million of change in fair value of long-term equity investment, $2.9 million unrealized loss on marketable securities and $1.7 million unrealized and realized loss on note receivable. The cash used in operating activities for the six months ended June 30, 2023, is primarily attributable to a net loss of approximately $12.4 million, approximately $0.5 million of realized gain on marketable securities and changes in operating assets and liabilities of $4.6 million, partially offset by $2.7 million stock-based compensation expense and approximately $0.5 million in unrealized losses on marketable securities.

Cash Flows from Investing Activities

For the six months ended June 30, 2024 and 2023, net cash provided by (used in) investing activities was approximately $10.2 million and $(14.7) million, respectively. The cash provided by investing activities for the six months ended June 30, 2024, primarily resulted from our sales of marketable securities of approximately $11.6 million and the sale of a long-term investment of $3.5 million, partially offset by purchase of marketable securities of $4.0 million and funds to employee forgivable loan of $1.3 million. The cash used in investing activities for the six months ended June 30, 2023, primarily resulted from our purchase of marketable securities of approximately $34.0 million and the acquisition of FPS of approximately $1.1 million, partially offset by our sale of marketable securities approximately of $20.5 million. The Company also collected approximately $0.5 million in principal related to its short-term notes.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, there is no cash flows from financing activities. For the six months ended June 30, 2023, cash used in financing activities was approximately $0.9 million, which reflects the cost for purchase of treasury stock of approximately $0.9 million.

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

During the quarter ended June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

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

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings

Many aspects of the Company’s business involve substantial risks of liability. In the ordinary course of business, the Company may be named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, which could create substantial exposure and periodic expenses. The Company may also be involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, which may result in expenses, adverse judgments, settlements, fines, penalties, injunctions or other relief. In the past in the ordinary course of business, the Company has actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of its technology.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	Limited Liability Company Operating Agreement of Dominari Financial Heritage Strategies LLC by and between Dominari Financial Inc. and Heritage Strategies LLC, dated as of May 21, 2024 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 21, 2024)
31.1*	Certification of Principal Executive Officer of Dominari Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of Dominari Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of Dominari Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer of Dominari Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINARI HOLDINGS INC.

Date: August 8, 2024	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ George Way
George Way
Chief Financial Officer
(Principal Financial and Accounting Officer)