Form 10-Q
period 2024-09-30
Dominari Holdings Inc.
filed 2024-11-08
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, there were 6,336,286 shares of the Company’s common stock issued and 6,276,138 shares outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II - Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,403	$2,833
Marketable securities	3,771	13,547
Deposits with clearing broker	14,181	7,687
Prepaid expenses and other assets	3,121	898
Notes receivable, at fair value - current portion	285	3,177
Total current assets	24,761	28,142

Property and equipment, net	265	344
Notes receivable, at fair value - non-current portion	1,128	1,129
Long Term Equity Investments	13,771	24,150
Right-of-use assets	3,048	3,335
Security deposit	458	458
Total assets	$43,431	$57,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,293	$1,036
Accrued salaries and benefits	13	51
Accrued commissions	372	77
Lease liability - current	402	421
Other current liability	336	22
Total current liabilities	2,416	1,607

Lease liability, less current portion	2,748	3,028
Total liabilities	5,164	4,635

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of September 30, 2024 and December 31, 2023; liquidation value of $0.0001 per share	-	-
Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of September 30, 2024 and December 31, 2023; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,336,286 and 5,995,065 shares issued as of September 30, 2024 and December 31, 2023, respectively; 6,276,138 and 5,934,917 shares outstanding as of September 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	263,303	262,187
Treasury stock, as of cost, 60,148 shares as of September 30, 2024 and December 31, 2023	(501)	(501)
Accumulated deficit	(224,535)	(208,763)
Total stockholders’ equity	38,267	52,923
Total liabilities and stockholders’ equity	$43,431	$57,558

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$4,043	$963	$11,584	$1,034

Operating costs and expenses
General and administrative	$7,239	$4,067	$20,321	$16,980
Research and development	-	-	-	3
Total operating expenses	7,239	4,067	20,321	16,983
Loss from operations	(3,196)	(3,104)	(8,737)	(15,949)

Other income (expenses)
Interest income	280	208	729	505
Gain (loss) on marketable securities, net	89	(150)	767	185
Realized and unrealized loss on note receivable, net	(429)	-	(2,086)	(212)
Change in carrying value of investments	(955)	(495)	(6,445)	(495)
Total other expenses	(1,015)	(437)	(7,035)	(17)
Net loss	$(4,211)	$(3,541)	$(15,772)	$(15,966)

Net loss per share, basic and diluted
Basic and Diluted	$(0.67)	$(0.66)	$(2.57)	$(3.09)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	6,328,261	5,345,312	6,129,504	5,159,501

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2024	4,659	$-	6,304,183	$-	$263,184	60,148	$(501)	$(220,324)	$42,359
Stock-based compensation	-	-	32,103	-	119	-	-	-	119
Net loss	-	-	-	-	-	-	-	(4,211)	(4,211)
Balance at September 30, 2024	4,659	$-	6,336,286	$-	$263,303	60,148	$(501)	$(224,535)	$38,267

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at June 30, 2023	4,659	$-	5,345,312	$-	$260,585	60,148	$(501)	$(198,306)	$61,778
Stock-based compensation	-	-		-	110	-	-	-	110
Net loss	-	-	-	-	-	-	-	(3,541)	(3,541)
Balance at September 30, 2023	4,659	$-	5,345,312	$-	$260,695	60,148	$(501)	$(201,847)	$58,347

See accompanying notes to unaudited condensed consolidated financial statements

For the Nine Months Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	4,659	$-	5,995,065	$-	$262,187	60,148	$(501)	$(208,763)	$52,923
Stock-based compensation	-	-	341,221	-	1,116	-	-	-	1,116
Net loss	-	-	-	-	-	-	-	(15,772)	(15,772)
Balance at September 30, 2024	4,659	$-	6,336,286	$-	$263,303	60,148	$(501)	$(224,535)	$38,267

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	4,659	$-	5,485,096	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767
Stock-based compensation	-	-	529,715	-	1,485	-	-	-	1,485
Cancellation of common stock	-	-	(25,000)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	236,630	(939)	-	(939)
Retirement of treasury stock	-	-	(644,499)	-	(3,760)	(644,499)	3,760	-	-
Net loss	-	-	-	-	-	-	-	(15,966)	(15,966)
Balance at September 30, 2023	4,659	$-	5,345,312	$-	$260,695	60,148	$(501)	$(201,847)	$58,347

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(15,772)	$(15,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	287	268
Depreciation	79	57
Change in fair value short-term investments	-	12
Change in carrying value of long-term investment	6,445	482
Stock-based compensation	1,116	1,485
Realized (gain) loss on marketable securities	(3,762)	1,249
Unrealized (gain) loss on marketable securities	3,361	(897)
Realized and unrealized loss on note receivable	2,086	212
Changes in operating assets and liabilities:
Prepaid expenses and other assets	165	(229)
Prepaid acquisition cost	-	301
Clearing broker deposits	(6,494)	(3,622)
Accounts payable and accrued expenses	257	(345)
Accrued salaries and benefits	(38)	(628)
Accrued commissions	295	152
Lease liabilities	(299)	11
Other current liabilities	314	66
Notes receivable, at fair value – net interest accrued	58	(96)
Net cash used in operating activities	(11,902)	(17,488)

Cash flows from investing activities
Purchase of marketable securities	(4,007)	(34,068)
Sale of marketable securities	14,767	24,572
Purchase of fixed assets	-	(419)
Acquisition of FPS, net of cash acquired and receivable owed from FPS	-	(1,112)
Collection of principal on note receivable	750	850
Loans to employees	(2,390)	(107)
Purchase of short-term and long-term investments	(150)	(75)
Redemption of long-term investments	3,500	-
Collection of loans to employees	2	-
Net cash provided by (used in) investing activities	12,472	(10,359)

Cash flows from financing activities
Purchase of treasury stock	-	(939)
Net cash used in financing activities	-	(939)

Net increase (decrease) in cash and cash equivalents and restricted cash	570	(28,786)
Cash and cash equivalents, beginning of period	2,833	33,174

Cash and cash equivalents, end of period	$3,403	$4,388

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

Dominari Holdings Inc. (the “Company”), formerly AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. The Company is in the process of winding down its historical pipeline of biotechnology assets held by Aikido Labs, LLC. In an effort to enhance shareholder value, in June of 2022, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari Financial”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari Financial, the Company acquired Dominari Securities LLC (“Dominari Securities”), an introducing broker-dealer, registered with the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”). Dominari Securities provides investment advisory services and annuity and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers.

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

On October 13, 2023, the Company entered into two separate Limited Liability Agreements with Dominari Manager LLC (“Manager”) and Dominari IM LLC (“Investment Manager”) which are both wholly owned subsidiaries and whose operations are included within the consolidated condensed financial statements of Dominari Holdings Inc. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Dominari IM LLC (“Investment Manager”) was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. Beginning in March 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of September 30, 2024, condensed consolidated statements of operations for the three months and nine months ended September 30, 2024 and 2023, condensed consolidated statements of stockholders’ equity for the three months and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services.  The Company has determined it is not the primary beneficiary of DFH and thus will not consolidate the activities in its consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of September 30, 2024, there has been no material activity in DFHS.

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

Deposits with clearing broker

Deposits with Dominari Securities’ clearing broker consisted of approximately $14.2 million held in money market funds and liquid insured deposits maintained by the Company with its clearing broker as of September 30, 2024.

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

The following provides detailed information on the recognition of the Company’s revenue from contracts with customers:

●	Underwriting services include underwriting and private placement agent services in both the public and private equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenue are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within the general and administrative line item in the unaudited condensed consolidated statements of operations as the Company is acting as a principal in the arrangement. Any expenses reimbursed by the Company’s clients are recognized as other income.

●	Commissions are earned by executing transactions for clients primarily in equity, equity-related, and debt products. Commission revenue associated with trade execution are recognized at a point in time on trade-date. Commissions revenue are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date.

●	Account advisory fees are earned in connection with investment advisory services. Account advisory fees are recognized over time using the time elapsed method as the Company determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees are generally paid in advance of a specified service period (e.g. quarterly) and are initially deferred within in our Condensed Consolidated Balance Sheet.

●	Other revenue includes revenues such as miscellaneous fees and reimbursed expenses.

Long-term equity investments

The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments—Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months and nine months ended September 30, 2024 and 2023, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized gain (loss)	$432	$(762)	$3,762	$(1,249)
Unrealized gain (loss)	(421)	382	(3,361)	897
Dividend income	78	230	366	537
Total	$89	$(150)	$767	$185

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held and publicly traded companies as long-term investments. The following table presents the Company’s long-term investments as of September 30, 2024, and December 31, 2023 ($ in thousands):

	December 31, 2023		September 30, 2024
	Cost Basis	Carrying Value	Cost Basis	Carrying Value
Investment in Kerna Health Inc	$2,140	$4,940	$2,140	$4,940
Investment in Kaya Now	1,500	-	1,500	-
Investment in Tevva Motors*	1,972	2,794	1,972	-
Investment in Unusual Machines	1,075	1,033	-	-
Investment in Qxpress*	1,000	1,000	1,000	1,000
Investment in Masterclass*	170	170	170	170
Investment in Kraken**	597	597	597	597
Investment in Epic Games*	3,500	3,500	3,500	2,627
Investment in Tesspay**	1,240	2,679	1,240	1,240
Investment in SpaceX*	3,500	4,867	-	-
Investment in Databricks*	1,200	842	1,200	842
Investment in Discord	476	476	476	476
Investment in Thrasio	300	300	300	-
Investment in Automation Anywhere	476	476	476	476
Investment in XAI*	-	-	100	100
Investment in Cerebras*	-	-	25	25
Investment in Groq*	-	-	25	25
Investment in AdvEn	-	-	-	874
Investment in Anduril*	476	476	476	379
Total	$19,622	$24,150	$15,197	$13,771

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investments made in these companies are through both an SPV and direct investments.

The Company recorded an increase in the carrying values of approximately $0.9 million for the three month period ended September 30, 2024 and a decrease in the carrying values of approximately $4.6 million for the nine month period ended September 30, 2024. The Company also recorded a $(0.5) million change in carrying value of investment upon transferring Unusual Machine, Inc shares to marketable securities in addition to the $(6.0) million year to date change from the above table. See Investment in Unusual Machine, Inc below.

Investment in SpaceX

The Company redeemed its holdings in SpaceX in April of 2024 totaling 36,842 shares of participating membership unites of SpaceX for $3.5 million. This resulted in the Company recording a decrease in the carrying value of the investment for the nine month period ended September 30, 2024.

Investment in xAI

On May 2, 2024, the Company entered into an agreement (the “xAI Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 100,000 Series XI xAI Units for $0.1 million.

Investment in Cerebras

On June 17, 2024, the Company entered into an agreement (the “Cerebras Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 25,000 Series XI Cerebras Units for $25,000.

Investment in Groq

On July 25, 2024, the Company entered into an agreement (the “Groq Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 25,000 Series XII Groq Units for $25,000.

Investment in Unusual Machines

Unusual Machines, Inc, an emerging leader in first-person view (FPV) drone technology, closed its initial public offering of common stock on February 14, 2024 at a public offering price of $4 per share and the shares began trading on the NYSE American under the ticker symbol “UMAC”. As of September 30, 2024, the value of the Company’s holdings in UMAC are presented within the Marketable Securities line item of the financial statements, as the investment has a readily determinable fair value.

Investment in Tevva Motors

On September 22, 2021, the Company entered into a securities purchase agreement (the “Tevva Motors Subscription Agreement”) with Big Sky Opportunities Fund, LLC, who handled the offering for Tevva Motors. As of December 31, 2023 the investment was valued at $2.8 million. During the second quarter of 2024, the Company identified indicators of impairment for the Tevva investment as a result of liquidity concerns As a result, the Company recorded an impairment charge of approximately $2.8 million and the investment in Tevva was valued at $0 as of September 30, 2024.

Investment in Tesspay

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO shares with Revere Master SPV LLC-Series VI, who handled the offering for Tesspay. As of December 31, 2023 the investment was valued at $2.7 million. Management noted that Tesspay filed an amendment to its SEC Form S-1 Registration Statement on April 30, 2024 wherein Tesspay disclosed its intent to IPO at between $5.0 and $6.0 price per share. However, given the uncertainty around the probability of the timing of an IPO, the Company has written its investment down to its cost basis. Through the first nine months of 2024 the Company has recorded a decrease in the carrying value of the investment of $1.4 million, with a carrying value of $1.2 million as of September 30, 2024.

Investment in Anduril

In April 2022, the Company entered into a securities purchase agreement (the “Anduril Securities Purchase Agreement”) with Forge Investments LLC, Fund FG-MHM, who handled the offering of Anduril Industries, Inc. shares, a privately-held defense products company. As of December 31, 2023 the investment was valued at $0.5 million. During the second quarter 2024 review of the investment Dominari noted news activity related to a recent arm’s length funding round, raising $1.5 billion. As a result of this the implied holding value of the investment had decreased slightly per the Company’s independent third-party valuation. As a result, the Company recorded an impairment charge of approximately $0.1 million and the investment in Anduril was valued at $0.4 million as of the third quarter of 2024.

Investment in Thrasio

In April 2022, the Company entered into a securities purchase agreement (the “Thrasio Securities Purchase Agreement”) with privately-held company Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands. As of December 31, 2023 the investment was valued at $0.3 million. During our first quarter 2024 review of the Thrasio investment Dominari noted news activity related to Thrasio had filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of approximately $0.3 million and the investment in Thrasio was valued at $0 as of September 30, 2024.

Investment in Epic Games

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Aeon Partners Fund, Series EG, who handled the offering of Epic Games shares. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. In April 2022, the Company invested an additional $2 million for the purchase of additional shares of common stock of Epic Games through the Aeon Partners Fund, Series EG. As of December 31, 2023 the investment was valued at $3.5 million. During the Company’s first quarter of 2024 review of the investment Dominari noted a $1.5 billion funding round at a lower price per share than the Company’s initial investment in Epic Games resulting in a $0.9 million decrease in the carrying value of this investment during the nine months ended September 30, 2024. The investment was valued at $2.7 million as of September 30, 2024.

Investment in AdvEn

On December 26, 2021, the Company entered into a securities purchase agreement (the “AdvEn Securities Purchase Agreement”) with AdvEn Inc. (“AdvEn’), formerly known as Nano Innovations Inc. Under the AdvEn Securities Purchase Agreement, the Company purchased a 10% senior secured convertible promissory note (the “AdvEn Convertible Note”) in the principal amount of $750,000 and warrants (“AdvEn Warrants”, and together with the AdvEn Convertible Note, the “AdvEn Convertible Securities”) permitting the Company to purchase an amount of AdvEn’s common voting shares equal to 50% of the number of common shares issuable upon the conversion of the AdvEn Convertible Note. The Company paid a purchase price of $750,000 for the AdvEn Convertible Note and the AdvEn Warrants. In the fourth quarter of 2022, the Company identified indicators of impairment and recorded an impairment loss on the total investment held.

On September 11, 2024, the Company entered into a securities exchange agreement with AdvEn in which the Company agreed to cancel and retire the AdvEn Convertible Securities in exchange for a number of shares of Series D preferred stock of AdvEn equal to 110% of the outstanding amount of the AdvEn Convertible Note that was cancelled multiplied by AdvEn’s initial public offering price, which is convertible into shares and warrants (the “Exchange”) and carries a liquidation preference of $1,000 per share. The investment was valued at $0.9 million as of September 30, 2024.

Note 6. Notes Receivable

The following table presents the Company’s notes receivable as of September 30, 2024 and December 31, 2023 ($ in thousands):

September 30, 2024

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$250	$48	$285
Raefan Industries LLC	12/31/2024	8%	$-	$-	$-
American Innovative Robotics	04/01/2027	8%	$1,106	$23	$1,128

Notes receivable, at fair value - current portion					$285

Notes receivable, at fair value - non-current portion					$1,128

December 31, 2023

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$1,006	$58	$1,064
Raefan Industries LLC	12/31/2024	8%	$1,363	$751	$2,114
American Innovative Robotics	04/01/2027	8%	$1,106	$22	$1,129

Notes receivable, at fair value - current portion					$3,177

Notes receivable, at fair value - non-current portion					$1,129

Convergent Therapeutics, Inc.

The Company recorded principal repayment of approximately $0.3 million, interest income of approximately $53,000 and an unrealized loss on the note of approximately $21,000 on the Convergent Convertible Note for the three months ended September 30, 2024.

The Company recorded principal repayment of $0.7 million, interest income of approximately $0.2 million on the Convergent Convertible Note for the nine months ended September 30, 2024.

Raefan Industries LLC

The Company recorded a realized loss as a result of directly writing off approximately $0.4 million and $2.1 million of principal and interest, which the Company deemed uncollectible during the three and nine months ended September 30, 2024, respectively.

American Innovative Robotics, LLC

The Company recorded interest income of approximately $22,000, and an unrealized loss on the note of approximately $500 on the Robotics Promissory Note for the three months ended September 30, 2024.

The Company recorded interest income of approximately $67,000, and an unrealized loss on the note of approximately $1,700 on the Robotics Promissory Note for the nine months ended September 30, 2024.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of September 30, 2024, and December 31, 2023 ($ in thousands):

	Fair value measured as of September 30, 2024
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$3,771	$3,771	$-	$-
Total marketable securities	$3,771	$3,771	$-	$-
Notes receivable at fair value, current portion	$285	$-	$-	$285
Notes receivable at fair value, non-current portion	$1,128	$-	$-	$1,128

	Fair value measured as of December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$13,547	$13,547	$-	$-
Total marketable securities	$13,547	$13,547	$-	$-
Notes receivable at fair value, current portion	$3,177	$-	$-	$3,177
Notes receivable at fair value, non-current portion	$1,129	$-	$-	$1,129

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

September 30, 2024

Notes receivable at fair value, current portion at December 31, 2023	$3,177
Collection of principal outstanding	(750)
Realized and unrealized gain (loss) on note receivable, net	(2,086)
Change in interest receivable	(56)
Notes receivable at fair value, current portion at September 30, 2024	$285

Notes receivable at fair value, non-current portion at December 31, 2023	$1,129
Unrealized gain (loss) on notes receivable	(1)
Notes receivable at fair value, non-current portion at September 30, 2024	$1,128

September 30, 2023

Short-term investment at December 31, 2022	$13
Change in fair value of investment	(12)
Short-term investment at September 30, 2023	$1

Notes receivable at fair value, current portion at December 31, 2022	$7,474
Collection of principal outstanding	(750)
Note receivable, Convergent Therapeutics, non-current portion	(250)
Unrealized loss on note receivable	(212)
Accrued interest receivable	74
Notes receivable at fair value, current portion at September 30, 2023	$6,336

Notes receivable at fair value, non-current portion at December 31, 2022	$1,100
Note receivable, Convergent Therapeutics, non-current portion	250
Accrued interest receivable	22
Notes receivable at fair value, non-current portion at September 30, 2023	$1,372

Notes Receivable at fair value

As of September 30, 2024, the fair value of the notes receivable was measured taking into consideration cost basis, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. For the nine month period ended September 30, 2024 the Company had realized and unrealized losses on notes receivable of $2.1 million and for the three month period ended the Company had realized and unrealized losses on notes receivable of $0.4 million.

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

The tables below represent the Company’s lease assets and liabilities as of September 30, 2024:

September 30, 2024
Assets:
Operating lease right-of-use-assets	$3,048

Liabilities:
Current
Operating	402
Long-term
Operating	2,748
$3,150

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

September 30, 2024
Weighted-average remaining lease term – operating leases (in years)	5.7
Weighted-average discount rate – operating leases	10.0%

During the three and nine months ended September 30, 2024 and 2023, the Company recorded approximately $0.2 million, respectively, of lease expense to current period operations.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Operating leases
Operating lease cost	$178	$534
Short-term lease rent expense	23	96
Net rent expense	$201	$630

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating leases
Operating lease cost	$179	$490
Short-term lease rent expense	33	96
Net rent expense	$212	$586

Supplemental cash flow information related to leases were as follows:

Nine Months Ended
September 30, 2024
Operating cash flows - operating leases	$548

As of September 30, 2024, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2024	186
Year Ended December 31, 2025	698
Year Ended December 31, 2026	685
Year Ended December 31, 2027	685
Year Ended December 31, 2028	766
Thereafter	1,160
Total	4,180
Less present value discount	(1,030)
Operating lease liabilities	$3,150

Note 9. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock as of the first day of the period. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the nine months ended September 30, 2024, and 2023 are as follows:

	As of September 30,
	2024	2023
Convertible preferred stock	34	34
Warrants to purchase common stock	444,796	444,796
Restricted stock awards	40,000	96,309
Options to purchase common stock	419,988	134,454
Total	904,818	675,593

Note 10. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of September 30, 2024, there are 6,336,286 shares of common stock issued and 6,276,138 shares outstanding.

Treasury Stock

There are 60,148 shares of treasury stock as of September 30, 2024.

Warrants

A summary of warrant activity for the three months ended September 30, 2024, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	444,796	$29.25	-	2.20
Granted	-	$-	-	-
Outstanding as of September 30, 2024	444,796	$29.25	-	1.45

Restricted Stock Awards

In October 2023, the Company issued an aggregate of 96,311 shares of the Company’s common stock to a member of the Company’s Board of Directors for services rendered. These restricted stock awards were vested in 1/3 increments in annual installments beginning April 13, 2024. During the nine months ended September 30, 2024, 32,103 shares were vested and the remaining shares forfeited.

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

A summary of restricted stock awards activity for the nine months ended September 30, 2024, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2023	136,309	$2.26
Granted	309,118	$2.18
Vested	(341,221)	$2.20
Forfeited	(64,206)	$2.34
Nonvested at September 30, 2024	40,000	$2.07

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $41,000 and $93,000 for the three months ended September 30, 2024, and 2023, respectively, and $0.8 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. All stock compensation was recorded as a component of general and administrative expenses.

As of September 30, 2024, there is approximately $82,800 unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2024, is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	420,168	$5.80	$-	9.3
Employee options expired	(180)	$3,832.72	-	-
Outstanding as of September 30, 2024	419,988	$4.16	$-	8.5
Options vested and exercisable	156,176	$5.43	$-	8.3

Stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $5,000 for the three months ended September 30, 2024, and 2023, respectively, and $0.3 million and $26,000 for the nine months ended September 30, 2024 and 2023, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.2 million.

Note 11. Revenue

The following table presents our total revenue disaggregated by revenue type for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Underwriting	$1,971	$318	$6,360	$423
Commissions	1,161	525	3,246	539
Advisory fees	638	72	1,409	72
Other	273	48	569	0
Total	$4,043	$963	$11,584	$1,034

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

Note 13. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of September 30, 2024, Dominari Securities had net capital of approximately $12.46 million, which was approximately $12.31 million in excess of net capital requirement of $0.15 million.

Note 14. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023, and currently holds approximately 30% of Revere’s outstanding equity. From time to time, Company participates in offerings of securities as an underwriter in transactions in which Revere is also participating as an underwriter. On such transactions, the Company earned $313,960 and $39,000 in the nine months ending September 30, 2024 and 2023, respectively. The Company incurred referral fees of approximately $45,000 and $80,000 during the three months ending September 30, 2024 and 2023, respectively. These fees were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

	Nine Months Ended September 30, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$10,553	$1,031	$11,584
Operating Costs	-	-	-
General and administrative	13,183	7,138	20,321
Research and development	-	-	-
Loss from operations	(2,630)	(6,107)	(8,737)

Other (expenses) income	-	-	-
Other income	-	-	-
Interest income	545	184	729
Gain on marketable securities	-	767	767
Unrealized loss on note receivable	-	(2,086)	(2,086)
Change in fair value of investments	-	(6,445)	(6,445)
Total other (expenses) income	545	(7,580)	(7,035)
Net loss	$(2,085)	$(13,687)	$(15,772)

	Three Months Ended September 30, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$3,684	$359	$4,043
Operating Costs
General and administrative	4,438	2,801	7,239
Research and development	-		-
Loss from operations	(754)	(2,442)	(3,196)

Other (expenses) income
Other income	-	-	-
Interest income	204	76	280
Gain on marketable securities	-	89	89
Unrealized loss on note receivable	-	(429)	(429)
Change in fair value of investments	-	(955)	(955)
Total other (expenses) income	204	(1,219)	(1,015)
Net loss	$(550)	$(3,661)	$(4,211)

Note 16. Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2024, and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Results of Operations

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

During the three months ended September 30, 2024 and 2023, we recognized approximately $4.0 million and $1.0 million in revenue from operations, respectively, primarily driven by the commissions and underwriting revenue earned by Dominari Securities and Dominari Manager LLC (“Manager”). During the three months ended September 30, 2024 and 2023, we incurred a loss from operations of approximately $3.2 million and $3.1 million, respectively.

During the three months ended September 30, 2024 and 2023, other expenses was approximately $1.0 million and $0.4 million, respectively.

The activity described above for the three months ended September 30, 2024 and 2023, is primarily a result of the Company’s entrance into the financial services industry, overall volatility in investment valuations due to macroeconomic uncertainty impacting marketable securities and the change in carrying value of long-term equity investments. Specifically:

i.	Marketable securities - we recognized a realized gain of approximately $0.4 million for the three months ended September 30, 2024. We also recognized an unrealized loss of approximately $0.4 million and dividend income of $78,000 for the three months ended September 30, 2024.The increase of approximately $1.2 million in realized gains over the three months ended September 30, 2023, was driven by both market improvement and an increase in sale activity resulting in more realized gains.

ii.	Notes receivable - we recognized $0.4 million realized and unrealized loss over the three months ended September 30, 2024, versus no gain or loss during the three months ended September 30, 2023 on notes receivable.

iii.	Long-term equity investments - changes over the three months ended September 30, 2024 and 2023 are a function of observable market transactions which resulted in a decrease of approximately $1.0 million on the adjusted carrying value of the investments for the three months ended September 30, 2024, which is an increase of approximately $0.5 million from the three months ended September 30, 2023.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

During the nine months ended September 30, 2024, we recognized approximately $11.6 million and $1.0 million in revenue from operations, respectively, primarily driven by the commissions and underwriting revenue earned by Dominari Securities and Manager. During the nine months ended September 30, 2024 and 2023, we incurred a loss from operations of approximately $8.7 million and $16.0 million, respectively.

During the nine months ended September 30, 2024 and 2023, other expenses was approximately $7.0 million and $17,000, respectively.

The activity described above for the nine months ended September 30, 2024 and 2023, is primarily a result of the Company’s entrance into the financial services industry, overall volatility in investment valuations due to macroeconomic uncertainty impacting marketable securities and the change in carrying value of long-term equity investments. Specifically:

i.	Marketable securities - we recognized a realized gain of approximately $3.8 million for the nine months ended September 30, 2024. We recognized an unrealized loss of $3.4 million and dividend income of $0.4 million for the nine months ended September 30, 2024. The increase of approximately $5.0 million in realized gains over the nine months ended September 2023 was driven by both market improvement and an increase in sale activity resulting in more realized gains.

ii.	Notes receivable - the changes over the nine months ended September 30, 2024 and 2023 which resulted in an increase in net realized and unrealized loss of approximately $1.9 million on the adjusted fair value of our notes receivable during the nine months ended September 30, 2024. This was largely driven by the adjustment to the fair value from the direct write off of the note receivable from Raefan Industries LLC.

iii.	Long-term equity investments -the changes over the nine months ended September 30, 2024 and 2023 are a function of observable market transactions which resulted in a decrease of approximately $6.4 million on the adjusted carrying value of the investments for the nine months ended September 30, 2024 and approximately $6.0 million greater than that of the nine months ended September 30, 2023.

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $22.3 million as of September 30, 2024. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2024 and 2023, net cash used in operations was approximately $11.9 million and $17.5 million, respectively. The cash used in operating activities for the nine months ended September 30, 2024, is primarily attributable to a net loss of approximately $15.8 million, $3.8 million realized gain on marketable securities and changes in operating assets and liabilities of $5.7 million, of which $6.5 million is clearing broker deposits, partially offset by approximately $6.4 million of change in carrying value of long-term equity investment, $3.4 million unrealized loss on marketable securities and $2 million unrealized and realized loss on note receivable. The cash used in operating activities for the nine months ended September 30, 2023, is primarily attributable to a net loss of approximately $16 million, approximately $1.2 million of realized loss on marketable securities and changes in operating assets and liabilities of $4.4 million, partially offset by $1.4 million stock-based compensation expense and approximately $0.9 million in unrealized gain on marketable securities.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024 and 2023, net cash provided by (used in) investing activities was approximately $12.5 million and $(10.4) million, respectively. The cash provided by investing activities for the nine months ended September 30, 2024, primarily resulted from our sales of marketable securities of approximately $14.8 million and the sale of a short-term investments of $3.5 million, partially offset by purchase of marketable securities of $4.0 million and funds to employee loans of $2.4 million. The cash used in investing activities for the nine months ended September 30, 2023, primarily resulted from our purchase of marketable securities of approximately $34.1 million and the acquisition of FPS of approximately $1.1 million, partially offset by our sale of marketable securities approximately of $24.6 million. The Company also collected approximately $0.8 million in principal related to its short-term notes.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, there are no cash flows from financing activities. For the nine months ended September 30, 2023, cash used in financing activities was approximately $0.9 million, which reflects the cost for purchase of treasury stock of approximately $0.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonably possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

The Company’s management has concluded that our controls around the accounting for certain notes receivable accounted for at fair value and certain long-term investments accounted for at fair value or with the equity security measurement alternative was not effectively designed or maintained, and therefore initially were not accounted for correctly. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Management understands that the accounting standards applicable to our financial statements are complex and will seek to enhance internal controls over financial reporting and engage experienced third-party professionals with whom management can consult with respect to accounting matters and remediate this material weakness.

Changes in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as of the quarter ended September 30, 2024. The Company is actively increasing the quantity and quality of our internal accounting personnel and has engaged external valuation specialists and accounting advisors with financial reporting expertise, so as to provide the Company with resources sufficient to properly design and implement internal controls which will prevent and detect material misstatements to the financial statements in a timely manner. In addition, the Company has implemented a multi-layered process to establish and review the valuation of long-term investments with such outside specialists discussed above.

As a result of these changes, the Company believes the material weakness described above will be remediated. However, due to the nature of the material weakness, it will not be considered remediated until the controls have been applied for a sufficient amount of time and management has performed testing of the controls to conclude that the controls are operating effectively.

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

DOMINARI HOLDINGS INC.

Date: November 8, 2024	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)