Form 10-K
period 2024-12-31
Dominari Holdings Inc.
filed 2025-04-15
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024: $7,746,180 based upon the closing sale price of our common stock of $1.87 on June 28, 2024. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2025, there were 14,704,045 shares of the registrant’s common stock issued and 14,643,897 shares outstanding.

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

ii

PART I

Item 1. BUSINESS

Dominari Holdings Inc. (“Dominari”) is a holding company that, through its various subsidiaries, is currently engaged in wealth management, investment banking, securities sales and trading and asset management. In addition to capital investment, Dominari provides management support to the executive teams of its subsidiaries, helping them to operate efficiently and reduce cost under a streamlined infrastructure. In addition to organic growth, the Company seeks opportunities outside of its current business to enhance stockholder value, including in the AI and Data Center sector. Dominari and its subsidiaries are collectively referred to herein as “Company,” “we,” “our” or “us.”

Dominari Financial Inc. (“Dominari Financial”), a wholly owned subsidiary of Dominari Holdings Inc., executes the Company’s growth strategy in the financial services industry. In addition to organic growth, Dominari Financial seeks partnership opportunities and acquisitions of third-party financial assets such as registered investment advisors and businesses, broker dealers, asset management and fintech firms, and insurance brokers.

History

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

On September 9, 2022, we entered into a membership interest purchase agreement (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Fieldpoint”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”) and dually-registered broker-dealer and investment advisor registered with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (“SEC”). Pursuant to the terms of the FPS Purchase Agreement, we purchased from Fieldpoint 100% of the membership interests in FPS (the “Membership Interests”) and, as a result thereof, operate the newly acquired dual registered broker-dealer and investment adviser as a wholly owned subsidiary of Dominari Financial Inc.  The FPS Purchase Agreement provided for Dominari’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022, at which Dominari paid Fieldpoint $2,000,000 in consideration for a transfer by Fieldpoint to Dominari of 20% of the Membership Interests.   Following FINRA’s approval of the Continuing Membership Application pursuant to FINRA Rule 1017 (the “Rule 1017 Application”) on March 20, 2023, the second closing occurred on March 27, 2023, at which time Dominari paid Fieldpoint an additional $1.4 million in consideration for a transfer by Fieldpoint to Dominari of the remaining 80% of the Membership Interests. The newly acquired dually registered broker-dealer and investment adviser was renamed Dominari Securities LLC (“Dominari Securities”) and is a wholly owned subsidiary of Dominari Financial.

On October 13, 2023, the Company entered into two separate Limited Liability Company Agreements with Dominari Manager LLC (“Manager”) and Dominari IMLLC (“Investment Manager”) which are both wholly owned subsidiaries and whose operations are included within the consolidated condensed financial statements of Dominari. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Investment Manager was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. Beginning in March 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

Equities Capital Markets. Dominari Securities provides capital raising solutions for corporate, institutional, and qualifying retail clients through initial public offerings, follow-on offerings, confidentially marketed public offerings, registered directs, private investments in public equity, private placements, at-the-market offerings, and equity-linked offerings.

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

Fund Placement. Dominari Securities provides alternative investment firms with a broad and deep portfolio of value-added services. Services include bespoke strategic and tactical advisory as well as primary fundraises, co-investments and direct transactions.

Debt Advisory & Restructuring. Dominari Securities expects to offer creative solutions to leveraged corporate issuers and credit investors. We will evaluate a full range of strategic alternatives, identify the appropriate structure and source of funds to provide our clients the ability to pursue an optimal and value maximizing outcome.

Private Equity: Dominari Securities offers private equity investments through special purpose vehicles (“SPVs”) which allows investors to pool capital into specific investment projects while managing risk and liability. Dominari Securities structures and manages the SPVs, providing investors access to high-quality private equity opportunities in both early and late stage emerging technology, med-tech, defense, and artificial intelligence (“AI”) sectors, among others. This model offers transparency, tailored investment structures, and ongoing management, making it an attractive option for institutional investors, high-net-worth individuals, and accredited investors seeking alternative investments.

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

Securities Lending. In connection with both its trading and brokerage activities, Dominari Securities, through its clearing relationships, borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lend securities to other brokers and dealers for similar purposes. Dominari Securities expects to earn interest on its cash collateral provided and pay interest on the cash collateral received less a rebate earned for lending securities.

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

Alternative Investments. Dominari Securities offers high net worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager hedge funds, fund of funds, diversified private equity funds and single investment late-stage private equity funds.

Private Market Platform. Through a collaborative effort among the Company’s business units, Dominari Securities’ private market platform focuses on sourcing private investments across various sectors. Transactions are expected to cover the full spectrum of private investments, including early stage, late stage, direct, co-investments, funds and secondary market transactions in debt, equity and hybrid securities.

Insurance

Dominari Securities maintains direct selling agreements with select insurance companies and field market offices, offering additional products and services to advisors with the required insurance licensing. These agreements provide access to a range of financial products, including life insurance, annuities, retirement solutions, and variable annuities. In addition, insurance companies offer client servicing, underwriting assistance, and technology platforms for policy management. These partnerships allow Dominari to deliver comprehensive financial solutions while receiving compensation and ongoing support from the insurance companies.

Dominari Financial Heritage Strategies. On May 21, 2024, Dominari Financial and Heritage Strategies LLC (“HS”) entered into a Limited Liability Company Operating Agreement (the “JV Agreement”) of Dominari Financial Heritage Strategies LLC (“DFHS”). DFHS offers, sells and renews various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services (the “Joint Venture”). Pursuant to the terms of the JV Agreement, Dominari Financial and HS are co-managing members (the “Co-Managing Members”), each with fifty percent (50%) ownership interests in DFHS. The Co-Managing Members act by unanimous consent but acknowledge and agree that Dominari Financial is responsible for managing the day-to-day operations of DFHS while HS shall be responsible for handling administrative work as needed between DFHS and the various insurance companies. Both Co-Managing Members shall share sales responsibilities with respect to DFHS. Revenues from the sale of the various insurance products and services after deducting general and administrative costs are distributed to the Co-Managing Members as set forth in the JV Agreement.

DFHS offers business property and casualty insurance, family office services, group medical insurance, life insurance, personal property and casualty insurance, private placement life insurance, and qualified plans.

Recent Developments

February 2025 Registered Direct Offering and Private Placement

On February 10, 2025, Dominari entered into securities purchase agreements with certain accredited investors for the sale by the Company of 1,439,467 registered shares of its common stock, unregistered Series A warrants to purchase up to 1,439,467 shares of common stock and unregistered Series B warrants to purchase up to 1,439,467 shares of common stock at a combined purchase price of $3.47 per share and accompanying warrants in a direct offering. In a concurrent private placement, the Company entered into securities purchase agreements with certain accredited investors for the sale of 2,436,587 unregistered shares of common stock, unregistered Series A warrants to purchase up to 2,436,587 shares of common stock and unregistered Series B warrants to purchase up to 2,436,587 shares of common stock at a combined purchase price of $3.47 per share and accompanying warrants (the “February 2025 Financings”). The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire five years from the date of issuance. The Series B warrants are exercisable immediately upon issuance at an exercise price of $4.22 per share and will expire five years from the date of issuance. The gross proceeds to the Company from the February 2025 Financings were approximately $13.5 million, before deducting fees and other offering expenses, and excluding the proceeds, if any, from the cash exercise of the warrants.

The securities in the concurrent private placement were offered under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and, along with the shares of common stock underlying such warrants, have not been registered under the Securities Act or applicable state securities laws. Accordingly, the unregistered shares, the warrants, and the shares of common stock underlying the warrants may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.

Certain officers, directors, employees and members of the Company’s advisory board participated in the February 2025 Financings on the same terms as the other investors.

Advisory Agreements

On February 10, 2025, the Company entered into certain advisory agreements (the “Advisory Agreements”) with five newly appointed members of its advisory board for initial appointments of two years. The Company has issued an aggregate of 2,550,000 unregistered shares (the “Advisory Shares”) to the newly appointed members with an additional issuance of an aggregate of 850,000 Advisory Shares to be issued upon certain Company milestones being met.

The Advisory Shares were offered in a private placement under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and have not been registered under the Securities Act or applicable state securities laws. Accordingly, the Advisory Shares may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The Company has agreed to file one or more registration statements with the SEC covering the resale of the unregistered shares of Common Stock issued pursuant to the Advisory Agreements.

Bitcoin ETF Investment Strategy

In February 2025, the Company implemented a bitcoin investment strategy through investments in bitcoin Exchange-Traded Funds (“ETFs”) as a treasury reserve asset on an ongoing basis, subject to market conditions and the Company’s anticipated cash needs.

The Company views bitcoin ETFs as a reliable store of value, and believes bitcoin has compelling characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. While a highly volatile asset, bitcoin’s price has also appreciated significantly since bitcoin’s inception. The Company believes that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value.

As of March 31, 2025, the Company (via Dominari Holdings Inc.) had approximately $2,000,000 in its bitcoin treasury through holdings of Blackrock’s iShares Bitcoin Trust ETF. The Company expects to continue to invest a portion of its excess cash and earnings in bitcoin in furtherance of its bitcoin treasury strategy.

Strategic Initiative with Hut 8 Corp.

On February 18, 2025, Dominari announced the creation of American Data Centers Inc. (“ADC”), a strategic venture focused on acquiring, building out and transforming data center campuses across the United States to meet the accelerated demand for advanced computing.

On March 31, 2025, ADC completed a series of transactions providing for the launch of American Bitcoin Corp., a strategic initiative focused on industrial-scale Bitcoin mining and strategic Bitcoin reserve development and monetization (the “Transactions”).

To effectuate the Transactions, ADC, Hut 8 Corp., a Delaware corporation, and certain of its subsidiaries (“Hut 8”), and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement, pursuant to which Hut 8 contributed to ADC substantially all of Hut 8’s wholly owned ASIC bitcoin miners in exchange for newly issued stock representing 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance. At the closing of the Transactions, ADC changed its name to American Bitcoin Corp. (“American Bitcoin”).

In connection with the Transactions, American Bitcoin and Hut 8 also entered into definitive agreements providing for Hut 8 and its personnel to provide day-to-day commercial and operational management services and ASIC colocation services to American Bitcoin, in each case on an exclusive basis for so long as such agreements remain in effect. Hut 8 and its personnel will also provide back-office support services to American Bitcoin pursuant to a shared services agreement with American Bitcoin.

As a result of the Transactions, American Bitcoin has become a subsidiary of Hut 8 in which the Company holds a 3.17% minority interest in American Bitcoin.

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

DFHS is licensed to transact insurance business in New York. DFHS is subject to extensive regulation and supervision by insurance regulators in New York and its state of domicile, Delaware. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

Supervisory agencies in each of the jurisdictions in which DFHS does business may conduct regular or targeted examinations of its operations and accounts and make requests for particular information. From time to time, regulators raise issues during examinations or audits that could, if determined adversely, or if they result in an enforcement action, have a material adverse effect. In addition, new laws and regulations and changed interpretations of existing regulations and laws by regulators may adversely impact DFHS’s business and the impact could be more adverse in the case of statutes, regulations or guidance enacted or adopted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

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

The investment advisers responsible for the Company’s investment management businesses are all registered as investment advisers with the SEC or rely upon the registration of an affiliated adviser. Registered investment advisers are subject to the requirements of the Investment Advisers Act of 1940 and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, operational and marketing requirements, disclosure obligations, conflicts of interest, fees and prohibitions on fraudulent activities.

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

Competition

All aspects of our business are, and are expected to be, intensely competitive. We compete primarily with small to mid-size bank holding companies that engage in wealth management, investment banking and capital markets activities as one of their lines of business and that have greater capital and resources than we do. We also compete against other broker-dealers, asset managers and boutique firms. We believe the principal factors that will drive our competitiveness in the future will include our ability to: provide differentiated insights to our clients that lead to better business outcomes; attract, retain and develop skilled professionals; deliver a competitive breadth of high-quality service offerings; and maintain an entrepreneurial culture built on immediacy and client service.

Employees

As of December 31, 2024, we had twenty-nine (29) full-time employees, none of which are represented by a labor union or covered by a collective bargaining agreement. The Company offers health insurance benefits to eligible employees. Additional benefits offered by the Company depend on the employee position and title, but may include a 401(k) retirement plan, short-term disability, Workers’ Compensation for qualifying illness or injury, sick leave and paid vacation. The Company also provides certain training for employees, such as New York State Harassment Prevention Training, Cyber Security Awareness Training and some continuing education training.

Corporate Information

We were incorporated in Delaware on May 1, 1992. Our principal executive offices are located at 725 5th Avenue, 22nd Floor, New York, New York 10022, and our telephone number is 212-393-4540. Our website address is www.dominari.com. The information contained in, or accessible through, our website does not constitute part of this Annual Report. We have included our website address as an inactive textual reference only.

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

Our net loss for the year ended December 31, 2024 was $14.7 million. Our accumulated deficit was $223.4 million as of December 31, 2024. Our ability to become profitable depends upon our ability to generate revenue from our financial products and services. We do not know when, or if, we will generate significant revenue from such financial services and products. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2024, our internal control over financial reporting was not effective, as described further in Item 9A of this Form 10-K for the fiscal year ended December 31, 2024. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets.

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

As a holding company, we are dependent on liquidity from payments from our subsidiaries, many of which are subject to restrictions.

As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations. Several of our subsidiaries, particularly our broker-dealer subsidiary, are subject to regulations that limit or restrict dividend payments or reduce the availability of the flow of funds from those subsidiaries to us. In addition, our broker-dealer subsidiaries subsidiary are subject to restrictions on their ability to lend or transact with affiliates and are required to maintain minimum regulatory capital requirements. These regulations may hinder our ability to access funds that we may need to make payments to fulfill obligations.

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

We face increasing competition in the financial services industry.

We operate in an intensely competitive industry with other global bank holding companies that engage in investment banking and capital markets activities as one of their lines of business and that have greater capital and resources than we do. We also compete against other broker-dealers, asset managers and boutique firms. There is also growing pressure to provide services at lower fees to appeal to clients, which may impact our ability to effectively compete.

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

As a result of the foregoing, the Company has and is likely to incur significant costs in preparing its infrastructure and maintaining it to resist any such attacks. In addition to personnel dedicated to overseeing the infrastructure and systems to defend against cybersecurity incidents, senior management and our designated member of the Board of Directors are regularly briefed on issues, preparedness and any incidents requiring response.

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

Our Bitcoin investment strategy may expose us to various risks associated with Bitcoin.

Our Bitcoin investment strategy may expose us to various risks associated with Bitcoin, including the following. Bitcoin is a highly volatile asset that has traded below $38,000 per bitcoin and above $108,000 per bitcoin on Coinbase during 2024. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

Bitcoin ETFs may not pay dividends and we may only be able to generate cash from our Bitcoin ETF holdings if we sell our bitcoin ETF holdings or implement strategies to create income streams. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Bitcoin ETF holdings, and any such strategies may subject us to additional risks.

This Bitcoin ETF investment strategy has not been tested. Although we believe Bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of Bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our Bitcoin ETF investment strategy or actions we undertake to implement it. If Bitcoin prices were to decrease or our Bitcoin ETF investment strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock may be adversely impacted.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Bitcoin. Moreover, the risks of engaging in a Bitcoin ETF investment strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future. The growth of the digital assets industry in general, and the use and acceptance of Bitcoin in particular, may also impact the price of Bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to Bitcoin, institutional demand for Bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for Bitcoin as a means of payment, and the availability and popularity of alternatives to Bitcoin. Even if growth in Bitcoin adoption occurs in the near or medium-term, there is no assurance that Bitcoin usage will continue to grow over the long-term.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of upstart financial services companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for upstart financial services stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2024 through December 31, 2024, the closing share price of our common stock (on a split-adjusted basis) ranged from a high of $3.14 to a low of $0.90. The reason for the volatility in our common stock is not well understood and may continue. Factors that may have contributed to such volatility include, but are not limited to:

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

The effect of certain provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”), could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, or make more costly any attempt to acquire control of the Company, even if the acquisition or the Board of Directors designees would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, beneficially own approximately 34.52% of our outstanding common stock as of December 31, 2024. These stockholders may be able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our company; impeding a merger, consolidation, takeover, or other business combination involving our company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

There is no assurance that we will continue to declare or pay dividends on our common stock in the future.

On February 11, 2025, we declared a special cash dividend on our common stock and pursuant to the terms of certain common stock purchase warrants issued in our recently completed financings (on an as-exercised basis) of $0.32 per share, which was paid on March 3, 2025, to shareholders and certain warrant holders of record as of the close of business on February 24, 2025. However, there is no assurance that we will continue to declare or pay cash dividends in the future. Any future dividend payments are within the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition, level of indebtedness, working capital requirements, capital expenditure requirements, any contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law, and other factors that our Board of Directors may deem relevant.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “DOMH”. On April 14, 2025, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $3.91.

Holders

As of April 15, 2025, we had approximately 164 holders of record of our common stock.

Dividend Policy

On February 11, 2025, the Company announced that its Board of Directors declared a special cash dividend of $0.32 per share on our common stock and pursuant to the terms of certain common stock purchase warrants issued in our recently completed financings (on an as-exercised basis). The special cash dividend was paid on March 3, 2025, to stockholders and certain warrant holders of record at the close of business on February 24, 2025. Dividend payments are subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant. While we intend to pay cash dividends to our stockholders, future payments can be changed or discontinued at any time and may be subject to legal and contractual limitations. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

Share Repurchases

We did not purchase any of our registered equity securities during the quarterly period covered by this Annual Report.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	376,654	$4.29	209,820
Equity compensation plans not approved by security holder	-	-	-
	376,654		209,820

(1)	Consists of options to acquire 24,274 shares of common stock under the 2014 Equity Incentive Plan and 352,380 shares of common stock under the 2022 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and the related notes included in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. The Company’s actual results could differ materially from such forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading “Special Cautionary Notice Regarding Forward Looking Statements” included in this Annual Report. Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of the MD&A.

●	Critical Accounting Estimate. Accounting estimates we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Recently Issued Accounting Pronouncements. A discussion of recent accounting standards.

●	Results of Operations. An analysis of our financial results is presented to compare 2024 to 2023. We also provide a discussion of our Liquidity and Capital Resources position and usage.

Overview

Dominari is a holding company that, through its various subsidiaries, is primarily engaged in wealth management, investment banking, sales and trading and asset management.  In addition to capital investment, Dominari provides management support to the executive teams of its subsidiaries, helping them to operate efficiently and reduce cost under a streamlined infrastructure.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We believe that the following accounting estimates we have identified as critical involve a greater degree of judgment and complexity than our other accounting estimates. Accordingly, these are the estimates we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

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

Under this guidance, the Company makes certain assumptions as to the fair value of the underlying notes. The primary critical estimate is the credit risk of the underlying companies. Any future credit risk is not known, as there is uncertainty, and subject to further estimates by the Company. Additionally, any future events are not taken into account, which could result in further estimates of the fair value of any outstanding notes.

Long-Term Investments

The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments—Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Any equity securities with a readily determinable fair value are included within marketable securities on the accompanying consolidated balance sheet. Equity securities without readily determinable fair values are accounted for either at net asset value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company, throughout the process of determining if there are any changes resulting from observable price changes is faced with the risk of estimating certain aspects of its underlying investments. There are limited observable and orderly transactions that are known to the Company, due to the fact that its investments are primarily private companies. The Company estimates and uses judgments for these underlying investments, that result in uncertainty and estimates which could result in future changes in the carrying value of the investments. Additionally, the Company uses any information which is known to them, which could be from different types of instruments. Any estimates the Company may use, are its best estimate and may be subject to risk of further changes.

Effect of new accounting pronouncements not yet adopted

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 3 to the consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Fiscal Year Ended December 31, 2024 Compared to Fiscal Year Ended December 31, 2023

During the year ended December 31, 2024, we recognized approximately $18.1 million in revenue from operations, an increase of approximately $16.1 million as of the year ended December 31, 2023, primarily driven by the increase in our activities of Dominari Securities. During the years ended December 31, 2024 and 2023, we incurred a loss from operations of approximately $11.5 million and $21.8 million, respectively. The decrease in loss in operations was primarily attributable to the following:

i.	An approximate $16.1 million increase in revenue from operations, offset by,

ii.	An approximate $5.8 million increase in general and administrative expenses – driven by approximately an increase of $8 million of compensation expenses, due to the growing operations of the Company. In addition, the Company also had a decrease of approximately $2.4 million of professional fees (legal, consulting, accounting, etc.), which were largely due to the establishment of Dominari Financial and Dominari Securities during the year ended December 31, 2023.

During the years ended December 31, 2024 and 2023, other expenses was approximately $3.2 million and $1.1 million, respectively. The activity for the years ended December 31, 2024 and 2023, is primarily a result of overall volatility in investment valuations due to macroeconomic uncertainty (i.e. inflation, global tensions in the Ukraine, etc.) impacting marketable securities and the change in fair value of note receivable, and long-term investments. Specifically:

i.	Marketable securities – we recognized a gain of approximately $5.2 million for the year ended December 31, 2024. The increase of approximately $4.6 million in gains over the prior period is a result of additional activities during the year as we expanded.

ii.

Change in carrying value of long term investments – we recognized a change in carrying value of long term investments of $(7.1) million for the year ended December 31, 2024. During the year ended December 31, 2023, we recognized a change in carrying value of long term investments of $0.8 million. This change of approximately $7.8 million was the direct result of the Company writing down additional investments due to performance during the year ending December 31, 2024.

iii.	Note receivable – the changes over the years ended December 31, 2024 and 2023 are a function of observable market transactions which resulted in a decrease in unrealized loss of approximately $0.9 million on the adjusted fair value of the note receivable during the year ended December 31, 2024, as well as a realized loss of $2.1 million on an uncollectible note.

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our business plan to support our transition into the financial services industry. Our working capital amounted to approximately $24.4 million as of December 31, 2024. As of December 31, 2024, we had approximately $4 million of cash and cash equivalents and $5.8 million of marketable securities. Additionally, we had approximately $17 million in receivable from clearing brokers. Subsequent to December 31, 2024, we raised approximately $13.5 million. All of such funds are available to fund our operations. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

Cash Flows from Operating Activities

For the years ended December 31, 2024 and 2023, net cash used in operations was approximately $15.1 million and $22.2 million, respectively. The cash used in operating activities for the year ending December 31, 2024, is primarily attributable to a net loss of approximately $14.7 million, change in carrying value of long-term investment of approximately $7.1 million, stock-based compensation of approximately $1.6 million, realized gain on marketable securities of approximately $6.4 million, unrealized loss on marketable securities of approximately $1.7 million, realized and unrealized loss on note receivable of approximately $2.3 million and changes in operating assets and liabilities of approximately $7 million. The cash used in operating activities for the year ending December 31, 2023, is primarily attributable to a net loss of approximately $22.9 million, approximately $1.0 million of unrealized gain on marketable securities, change in fair value of long-term investment of approximately $0.8 million and changes in operating assets and liabilities of $5.3 million, partially offset by $3.0 million stock-based compensation expense, approximately $3.2 million in unrealized losses on note receivable and approximately $1.2 million in realized losses on marketable securities.

Cash Flows from Investing Activities

For the years ended December 31, 2024 and 2023, net cash provided by and (used in) investing activities was approximately $16.3 million and ($7.2) million, respectively. The cash provided by investing activities for the year ended December 31, 2024, primarily resulted from our purchase of marketable securities of approximately $7.8 million, partially offset by our sale of marketable securities of approximately $21.2 million, sale of long-term investments of $4.3 million, loans to employees of $2.4 million and collection of principal on note receivable of approximately $1 million. The cash used in investing activities for the year ended December 31, 2023, primarily resulted from our purchase of marketable securities of approximately $34.1 million and the acquisition of FPS for approximately $1.1 million, partially offset by our sale of marketable securities of approximately $27.6 million and collection of principal on note receivable of approximately $1.1 million.

Cash Flows from Financing Activities

For the years ended December 31, 2024 and 2023, net cash used in financing activities was $0 and approximately $0.9 million, which reflects the cost for the purchase of treasury stock.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Dominari Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dominari Holdings Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Long Term Equity Investments

As of December 31, 2024, the Company had $12.3 million of long term equity investments in companies without readily determinable fair values. The Company typically measures these investments at cost less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. We identified the valuation of these investments as a critical audit matter because of the significant judgement management uses to estimate the carrying value of the investments. This is a challenging audit area due to the subjectivity used in assessing whether observable price changes have occurred for investments that are identical or similar to the investment the Company holds, and in assessing whether or not an investment is impaired.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of management’s process for accounting for those investments which do not have readily determinable fair values. We considered the appropriateness of the Company’s application of accounting policy by obtaining and reviewing the Company’s analysis and confirming its compliance with accounting principles generally accepted in the United States. We tested the mathematical accuracy of the Company’s carrying value calculations. We evaluated the accounting conclusions reached by the Company as to whether or not any observable and orderly transactions had occurred for an identical or similar investment in the same issuer through reading the Company’s available financial and other information regarding the investee and through public searches for corroborating or contradictory information and indicators of impairment. Further, we evaluated the appropriateness of the Company’s impairment conclusions considering this internal and external information. For certain investments, we utilized our internal valuation group specialists to assess the appropriateness of the valuation methodologies. We also evaluated the adequacy of the Company’s disclosures in the notes to the consolidated financial statements in relation to this matter.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

New York, NY

April 15, 2025

DOMINARI HOLDINGS INC.

Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$4,079	$2,833
Marketable securities	5,773	13,547
Receivable from clearing brokers	17,279	7,687
Prepaid expenses and other assets	1,019	898
Notes receivable, at fair value - current portion	-	3,177
Total current assets	28,150	28,142

Property and equipment, net	239	344
Notes receivable, at fair value - non-current portion	902	1,129
Long term equity investments	12,282	24,150
Loans to employees	2,150	-
Right-of-use assets	2,944	3,335
Security deposit	458	458
Total assets	$47,125	$57,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$919	$1,036
Accrued commissions	2,057	128
Contract liabilities - current	240	-
Lease liability - current	410	421
Other current liabilities	157	22
Total current liabilities	3,783	1,607

Contract liabilities, less current portion	860	-
Lease liability, less current portion	2,629	3,028
Total liabilities	7,272	4,635

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Convertible Preferred Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of December 31, 2024 and 2023; liquidation value of $0.0001 per share	-	-
Convertible Preferred Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of December 31, 2024 and 2023; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,037,022 and 5,995,065 shares issued as of December 31, 2024 and 2023, respectively; 6,976,874 and 5,934,917 shares outstanding as of December 31, 2024 and 2023, respectively	-	-
Additional paid-in capital	263,820	262,187
Treasury stock, as of cost, 60,148 shares as of December 31, 2024 and 2023	(501)	(501)
Accumulated deficit	(223,466)	(208,763)
Total stockholders’ equity	39,853	52,923
Total liabilities and stockholders’ equity	$47,125	$57,558

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Consolidated Statements of Operations

($ in thousands except share and per share amounts)

	Years Ended December 31,
	2024	2023
Revenues	$18,146	$2,039

Operating costs and expenses
General and administrative	29,673	23,838
Research and development	-	3
Research and development - license acquired	-	(6)
Total operating expenses	29,673	23,835
Loss from operations	(11,527)	(21,796)

Other income (expenses)
Other income	86	36
Interest income	960	716
Gain on marketable securities, net	5,243	630
Realized and unrealized loss on note receivable, net	(2,347)	(3,248)
Change in carrying value of investments	(7,118)	780
Total other expenses	(3,176)	(1,086)
Net loss	$(14,703)	$(22,882)

Net loss per share, basic and diluted
Basic and Diluted	$(2.38)	$(4.38)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	6,183,397	5,229,477

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	4,659	$-	5,485,096	$-	$262,970	468,017	$(3,322)	$(185,881)	$73,767
Stock-based compensation	-	-	1,179,468	-	2,977	-	-	-	2,977
Cancellation of common stock	-	-	(25,000)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	236,630	(939)	-	(939)
Retirement of treasury stock	-	-	(644,499)	-	(3,760)	(644,499)	3,760	-	-
Net loss	-	-	-	-	-	-	-	(22,882)	(22,882)
Balance at December 31, 2023	4,659	$-	5,995,065	$-	$262,187	60,148	$(501)	$(208,763)	$52,923
Stock-based compensation	-	-	1,041,957	-	1,633	-	-	-	1,633
Net loss	-	-	-	-	-	-	-	(14,703)	(14,703)
Balance at December 31, 2024	4,659	$-	7,037,022	$-	$263,820	60,148	$(501)	$(223,466)	$39,853

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,703)	$(22,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	391	359
Depreciation	105	83
Change in fair value of short-term investment	-	13
Change in carrying value of long-term investment	7,118	(793)
Non-cash warrant revenue	(176)	-
Stock-based compensation	1,633	2,977
Realized (gain) loss on marketable securities	(6,489)	1,180
Unrealized (gain) loss on marketable securities	1,676	(1,049)
Realized and unrealized loss on note receivable	2,347	3,248
Realized gain on receiving shares in exchange of note receivable extension	-	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(122)	(406)
Prepaid acquisition cost	-	301
Receivable from clearing brokers	(9,592)	(4,137)
Accounts payable and accrued expenses	(117)	376
Accrued commissions	1,929	(1,157)
Contract liabilities	1,100	-
Lease liabilities	(410)	(88)
Other current liabilities	135	(99)
Notes receivable, at fair value – net interest accrued	57	(122)
Net cash used in operating activities	(15,118)	(22,232)

Cash flows from investing activities
Purchase of marketable securities	(7,826)	(34,125)
Sale of marketable securities	21,174	27,574
Purchase of fixed assets	-	(427)
Acquisition of FPS, net of cash acquired and receivable owed from FPS	-	(1,112)
Collection of principal on note receivable	1,000	1,102
Loans to employees	(2,390)	(107)
Purchase of long-term investments	(150)	(75)
Redemption of long-term investments	4,316	-
Collection of loans to employees	240	-
Net cash provided by (used in) investing activities	16,364	(7,170)

Cash flows from financing activities
Purchase of treasury stock	-	(939)
Net cash used in financing activities	-	(939)

Net increase (decrease) in cash and cash equivalents	1,246	(30,341)
Cash and cash equivalents, beginning of period	2,833	33,174

Cash and cash equivalents, end of period	$4,079	$2,833

Cash paid for interest and taxes	$9	$686

Non-cash investing and financing activities
Receiving shares in exchange of note receivable extension	$-	$179
Note receivable principal and interest receivable reduced due to receiving shares	$-	$143
Transfer from long-term investment to marketable securities	$1,033	$-

On March 27, 2023, the Company acquired all assets and liabilities of FPS:
Net assets acquired, net of cash acquired and receivable owed from FPS	$-	$3,112
Less - Deposit previously transferred in October 2022 to FPS	$-	$(2,000)
Net cash paid	$-	$1,112

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

Dominari Holdings Inc. (the “Company”), formerly AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. The Company is in the process of winding down its historical pipeline of biotechnology assets held by Aikido Labs, LLC. In an effort to enhance shareholder value, in June of 2022, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari Financial”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari Financial, the Company acquired Dominari Securities LLC (“Dominari Securities”), an introducing broker-dealer, a member of the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”). Dominari Securities is also licensed to provide investment advisory services and annuity and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers.

On September 9, 2022, Dominari Financial entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer, a member of FINRA and an investment adviser registered with the SEC.   Pursuant to the terms of the FPS Purchase Agreement, Dominari Financial purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”). The registered broker-dealer and investment adviser businesses will be operated as a wholly owned subsidiary of Dominari Financial.  The FPS Purchase Agreement provided for Dominari Financial’s acquisition of FPS’ Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari Financial paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari Financial 20% of the FPS Membership Interests.   Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”).  The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing occurred on March 27, 2023. Dominari Financial paid to the Seller an additional $1.4 million in consideration for a transfer by the Seller to Dominari Financial of the remaining 80% of the Membership Interests. As a result of the ownership change, FPS was renamed Dominari Securities LLC.

On October 13, 2023, the Company entered into two separate Limited Liability Agreements with Dominari Manager LLC (“Manager”) and Dominari IM LLC (“Investment Manager”) which are both wholly owned subsidiaries and whose operations are included within the consolidated financial statements of Dominari Holdings Inc. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Investment Manager was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. Beginning in March 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

As of December 31, 2024, the Company has approximately $4 million of cash and cash equivalents and $5.8 million of marketable securities. Additionally, the Company had approximately $17 million in receivable from clearing brokers. As disclosed in Note 18, subsequent to December 31, 2024, the Company raised approximately $13.5 million. All of such funds are available to fund the Company’s operations. Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations to fund its operations for at least the next twelve months from the date of the issuance of these consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC.

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

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services.  The Company has determined it is not the primary beneficiary of DFH and thus will not consolidate the activities in its consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of December 31, 2024, there has been no material activity in DFHS.

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

Concentration of Cash

The Company maintains cash balances at four financial institutions in checking accounts. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances. As of December 31, 2024 and 2023, the Company had no cash equivalents.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of highly liquid mutual funds, exchange-traded & closed-end funds which are valued at quoted market prices, as well as warrants of publicly listed companies received as consideration for underwriting services provided.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award.

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

Expected Dividend - Through December 31, 2024, the Company has never declared or paid any cash dividends on its common shares and did not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in its valuation models. Subsequent to December 31, 2024, on February 11, 2025, the Company declared a special cash dividend.

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

Receivable from Clearing Brokers

Receivable from Dominari Securities’ clearing brokers consisted of approximately $15.4 million of liquid insured deposits, $1.3 million of commissions receivable and $0.6 million of good faith deposits maintained by the Company with its clearing brokers as of December 31, 2024. Receivable from Dominari Securities’ clearing brokers consisted of approximately $7.2 million of liquid insured deposits and $0.5 million of good faith deposits maintained by the Company with its clearing brokers as of December 31, 2023. Such amount is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its clearing brokers to make required payments. Management considers the following factors when determining the collectability of specific accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. As of December 31, 2024 and 2023 an allowance for credit losses was not deemed necessary.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred (see Note 9 - Leases).

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

The following provides detailed information on the recognition of the Company’s revenue from contracts with customers:

●

Underwriting services include underwriting and private placement agent services in both the public and private equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenue are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. The Company expenses any costs associated with underwriting transactions and they are recorded on a gross basis within the general and administrative line item in the consolidated statements of operations as the Company is acting as a principal in the arrangement. The Company applies the practical expedient under ASC 606, as any such costs would by amortized in one year or less. The Company also provides investment banking services. Investment banking services typically include fees earned for acting as a financial advisor for mergers and acquisitions or similar transactions. These services provided by the Company are not distinct from the potential transaction that may occur. Due to this, the Company believes the performance obligation for providing investment banking services is satisfied when the earliest occurs (i) termination of the engagement letter, (ii) expiration of engagement letter or (iii) successful transaction has occurred.

Any non-cash consideration earned by the Company in providing the aforementioned services is recorded at fair value in accordance with ASC 820, on the date that revenue is recognized.

●	Commissions are earned by executing transactions for clients primarily in equity, equity-related, and debt products. Commission revenue associated with trade execution are recognized at a point in time on trade-date. Commissions revenue are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date and are included in receivable from clearing brokers on the accompanying consolidated balance sheet.

●	Account advisory and management fees are two revenue streams which are both recognized over time. Please see further description below:
	o	The Company earns revenue for performing account advisory and investment advisory services for customers based on contractually fixed rates applied, as a percentage, to the market value of assets in a customer’s account. The performance obligation for investment advisory services is considered a series of distinct services that are substantially the same and are satisfied each day of the contract and are recognized as revenue over time. Investment advisory fees are payable in arrears on a quarterly basis.

	o	Management fees represent asset-based fees received in exchange for providing management services to certain related party pooled investment vehicles (funds). These fees are charged based upon contractually fixed rates applied, as a percentage, to the total assets of those pooled investment vehicles managed by the Company at the date upon which an investor subscribes into the fund, subsequently deferred. The Company recognizes these revenues over time as the Company has determined that the customer simultaneously receives and consumes the benefits of the management services as they are provided. Revenues are typically recognized over a period of five years, which the Company has estimated to be a reasonable estimate of the period during which the Company shall provide management services.

Contract liabilities relate to payments received in advance of performance under the contract and are the result of remaining performance obligations for management services. Contract liabilities are recognized as revenues when the Company provides ongoing investment management services. During the year ending December 31, 2024, Manager received approximately $1.2 million of cash which will be recognized over time. As of December 31, 2024, $1.1 million of such revenue has been deferred and is included in contract liabilities on the accompanying consolidated balance sheet. Approximately $0.2 million is expected to be recognized during the year ending December 31, 2025, and is recorded in current liabilities. The remaining balance is expected to be recognized through 2029.

●	Other revenue includes revenues such as miscellaneous fees and reimbursed expenses. Other revenue is recognized as revenue ratably over the period that such services are provided which are distinct from the services provided in other periods. Type of other revenue include trailing fees for mutual funds 12b- 1, variable annuity, fixed annuities, and insurance products. These trailing fees are paid by product partners for ongoing services and/or advice provided to underlying investor accounts. Trailing fees are recognized as income when earned, usually monthly or quarterly as net asset value is determined.

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

Long-term Equity Investments

The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments—Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Any equity securities with a readily determinable fair value are included within marketable securities on the accompanying consolidated balance sheet. Equity securities without readily determinable fair values are accounted for either at net asset value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Recently Adopted Accounting Standards

In October 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. The Company adopted ASU 2021-08 on January 1, 2023. There was no material impact to the Company’s consolidated financial statements from the implementation of ASU 2021-08.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value of the equity security. ASU 2022-03 also clarifies that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in ASU 2022-03 may be early adopted and are effective on a prospective basis for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2022-03 on January 1, 2024. There was no material impact to the Company’s consolidated financial statements from the implementation of ASU 2022-03.

In March 2023, the FASB issued ASU 2023-01, Leases, to require entities to classify and account for leases with related parties on the basis of legally enforceable terms and conditions of the arrangement. The amendments are effective in periods beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2023-01 on January 1, 2024. There was no material impact to the Company’s consolidated financial statements from the implementation of ASU 2023-01.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update required that entities provide, during interim periods, all disclosures related to a reportable segment’s profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. The Company adopted this ASU during the year ended December 31, 2024.

Effect of new accounting pronouncements to be adopted in future periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on these consolidated financial statements, besides below.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the years ended December 31, 2024 and 2023, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	Years Ended December 31,
	2024	2023
Realized gain (loss)	$6,489	$(1,180)
Unrealized gain (loss)	(1,676)	1,049
Interest and dividend income	430	761
Total	$5,243	$630

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held companies as long-term investments. The following table presents the Company’s long-term investments as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024		December 31, 2023
	Cost Basis	Carrying Value	Cost Basis	Carrying Value
Investment in Kerna Health	$2,140	$4,940	$2,140	$4,940
Investment in Kaya Now, Inc.	-	-	1,500
Investment in Big Sky Opportunities Fund LLC (Tevva Motors Limited)*	-	-	1,972	2,794
Investment in Unusual Machines ***	-	-	1,075	1,033
Investment in Revere Master SPV Series 1 (Qxpress Pte Ltd)*	1,000	1,000	1,000	1,000
Investment in MW LSV MasterClass, LLC (Yanka Industries, Inc. d.b.a. Masterclass)*	170	170	170	170
Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a.Kraken)* *	597	364	597	597
Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)*	3,500	2,248	3,500	3,500
Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.)**	1,240	1,240	1,240	2,679
Investment in Aeon Partners Fund Series G (SpaceX, Inc.)*	-	-	3,500	4,867
Investment in Aeon Partners Fund Series DB (Databricks, Inc.)*	716	538	1,200	842
Investment in Discord Inc.	476	476	476	476
Investment in Thrasio, Inc.	300	-	300	300
Investment in Automation Anywhere, Inc.	476	397	476	476
Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)*	100	109	-	-
Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)*	25	25	-	-
Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)*	25	25	-	-
Investment in AdvEn Inc.	750	750	-	-
Investment in Forge Investments LLC Series Fund FG-MHM (Anduril Industries, Inc.)*	-	-	476	476
Total	$11,515	$12,282	$19,622	$24,150

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investments made in these companies are through both an SPV and direct investments.

***	Underlying company had an IPO transaction during 2024. The Company has included the underlying investment in marketable securities as of December 31, 2024.

The Company recorded a decrease in the carrying values of approximately $6.4 million for the year ended December 31, 2024. Please see below details of the changes in carrying value by investment.

Investment in Aeon Partners Fund Series G (SpaceX, Inc.)

The Company redeemed its holdings in SpaceX in April of 2024 totaling 36,842 shares of participating membership unites of SpaceX for $3.5 million. This resulted in the Company recording a decrease in the carrying value of the investment for the fiscal year ended December 31, 2024.

Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)

On May 2, 2024, the Company entered into an agreement (the “xAI Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 100,000 Series XI xAI Units for $0.1 million. During the Company’s fourth quarter 2024 review of the xAI investment, the Company noted a fourth quarter funding round that slightly increased the carrying value. As a result, as of December 31, 2024, the company recorded an increase in the carrying value of $9,113.

Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)

On June 17, 2024, the Company entered into an agreement (the “Cerebras Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 25,000 Series XI Cerebras Units for $25,000.

Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)

On July 25, 2024, the Company entered into an agreement (the “Groq Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 25,000 Series XII Groq Units for $25,000.

Investment in Unusual Machines

Unusual Machines, Inc, an emerging leader in first-person view (FPV) drone technology, closed its initial public offering of common stock on February 14, 2024 at a public offering price of $4 per share and the shares began trading on the NYSE American under the ticker symbol “UMAC”. As of December 31, 2024, the value of the Company’s holdings in UMAC are presented within the Marketable Securities line item of the financial statements, as the investment has a readily determinable fair value.

Investment in Big Sky Opportunities Fund LLC (Tevva Motors Limited)

On September 22, 2021, the Company entered into a securities purchase agreement (the “Tevva Motors Subscription Agreement”) with Big Sky Opportunities Fund, LLC, who handled the offering for Tevva Motors. As of December 31, 2023 the investment was valued at $2.8 million. During the second quarter of 2024, the Company identified indicators of impairment for the Tevva investment as a result of liquidity concerns. As a result, the Company recorded an impairment charge of approximately $2.8 million and the investment in Tevva was valued at $0 as of December 31, 2024.

Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.)

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO shares with Revere Master SPV LLC-Series VI, who handled the offering for Tesspay. As of December 31, 2023 the investment was valued at $2.7 million. Management noted that Tesspay filed an amendment to its SEC Form S-1 Registration Statement on April 30, 2024 wherein Tesspay disclosed its intent to IPO at between $5.0 and $6.0 price per share. However, given the uncertainty around the probability of the timing of an IPO, the Company has written its investment down to its cost basis. Through the fiscal year 2024 the Company has recorded a decrease in the carrying value of the investment of $1.4 million, with a carrying value of $1.2 million as of December 31, 2024.

Investment in Forge Investments LLC Series Fund FG-MHM (Anduril Industries, Inc.)

The Company redeemed its holdings in Anduril in November of 2024 totaling 14,880 shares of participating membership unites of Fund FG-MHM for net proceeds of $0.5 million. This resulted in the Company recording a decrease in the carrying value of the investment for the fiscal year ended December 31, 2024.

Investment in Thrasio, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Thrasio Securities Purchase Agreement”) with privately-held company Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands. As of December 31, 2023 the investment was valued at $0.3 million. During our first quarter 2024 review of the Thrasio investment Dominari noted news activity related to Thrasio had filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of approximately $0.3 million and the investment in Thrasio was valued at $0 as of December 31, 2024.

Investment in Aeon Partner Funds Series EG (Epic Games, Inc.)

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Aeon Partners Fund, Series EG, who handled the offering of Epic Games shares. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. In April 2022, the Company invested an additional $2 million for the purchase of additional shares of common stock of Epic Games through the Aeon Partners Fund, Series EG. As of December 31, 2023 the investment was valued at $3.5 million. During the Company’s first quarter of 2024 review of the investment Dominari noted a $1.5 billion funding round at a lower price per share than the Company’s initial investment in Epic Games resulting in a $1.3 million decrease in the carrying value of this investment during the fiscal year ended December 31, 2024. The investment was valued at $2.2 million as of December 31, 2024.

Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a.Kraken)

During the Company’s first quarter of 2024 review of the investment, Dominari recorded a $0.2 million decrease in the carrying value of this investment during the fiscal year ended December 31, 2024. The investment was valued at $0.3 million as of December 31, 2024.

Investment in AdvEn Inc.

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

On September 11, 2024, the Company entered into a securities exchange agreement with AdvEn in which the Company agreed to cancel and retire the AdvEn Convertible Securities in exchange for a number of shares of Series D preferred stock of AdvEn equal to 110% of the outstanding amount of the AdvEn Convertible Note that was cancelled multiplied by AdvEn’s initial public offering price, which is convertible into shares and warrants (the “Exchange”) and carries a liquidation preference of $1,000 per share. During the Company’s first quarter of 2024 review of the investment, Dominari recorded a $0.1 million decrease in the carrying value of this investment during the fiscal year ended December 31, 2024. The investment was valued at $0.8 million as of December 31, 2024.

Investment in Aeon Partners Fund Series DB (Databricks, Inc.)

In the fourth quarter of 2024, the Company partially redeemed a portion of its membership units in Aeon Partner Funds Series DB (Databricks, Inc.). In November of 2024, the Company redeemed 4,638.44 membership units and recognized a gain of approximately $31,000 from the carrying value of the investment from December 31, 2023. The Company adjusted the carrying value of the remaining investment based on its November 2024 transaction, resulting in an increase of $35,388 in the adjusted carrying value during the fiscal year ended December 31, 2024. The investment was valued at $0.5 million as of December 31, 2024.

Investment in Automation Anywhere, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Automation Anywhere Securities Purchase Agreement”) with privately held company Automation Anywhere, Inc. During our fourth quarter review of its investment, the Company noted recent secondary transactions indicating a decrease in the implied value of the investment per the Company’s independent third-party valuation. As a result, the Company recorded and impairment charge of approximately $80,000 and the investment in Automation Anywhere was valued at $0.4 million as of December 31, 2024.

Note 6. Notes Receivable

The following table presents the Company’s notes receivable as of December 31, 2024 and 2023 ($ in thousands):

December 31, 2024

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$-	$-	$-
Raefan Industries LLC	06/30/2025	8%	$-	$-	$-
American Innovative Robotics	04/01/2027	8%	$1,106	$23	$902

Notes receivable, at fair value - current portion					$-

Notes receivable, at fair value - non-current portion					$902

December 31, 2023

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$1,006	$58	$1,064
Raefan Industries LLC	12/31/2024	8%	$1,363	$751	$2,114
American Innovative Robotics	04/01/2027	8%	$1,106	$22	$1,128

Notes receivable, at fair value - current portion					$3,177

Notes receivable, at fair value - non-current portion					$1,129

Convergent Therapeutics, Inc.

On December 2, 2024, the Convergent Convertible Note matured and for the year ended December 31, 2024, the Company received principal repayments of approximately $1 million and interest income of approximately $223,000 and a realized loss of $6,000.

Raefan Industries LLC

During 2024, the Company deemed that the note for Raefan Industries LLC was uncollectible, and as a result, the Company recorded a realized loss as a result of directly writing off the note on Raefan Industries LLC. For the year ended December 31, 2024, a total of $2.1 million of principal and interest went uncollected.

American Innovative Robotics, LLC

During 2024, the Company recorded interest income of approximately $89,000, and an unrealized loss on the note of approximately $227,000 on the Robotics Promissory Note for the year ended December 31, 2024. Subsequent to December 31, 2024, the Company received approximately $1.1 million for full payment of the outstanding principal amount and accrued interest.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of December 31, 2024 and 2024 ($ in thousands):

	Fair value measured as of December 31, 2024
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$5,773	$4,156	$1,617	$-
Total marketable securities	$5,773	$4,156	$1,617	$-
Notes receivable at fair value, non-current portion	$902	$-	$-	$902

	Fair value measured as of December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$13,547	$13,547	$-	$-
Total marketable securities	$13,547	$13,547	$-	$-
Notes receivable at fair value, current portion	$3,177	$-	$-	$3,177
Notes receivable at fair value, non-current portion	$1,129	$-	$-	$1,129

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

December 31, 2024

Notes receivable at fair value, current portion at December 31, 2023	$3,177
Collection of principal outstanding	(1,000)
Realized and unrealized loss on note receivable	(2,121)
Change in interest receivable	(56)
Notes receivable at fair value, current portion at December 31, 2024	$-

Notes receivable at fair value, non-current portion at December 31, 2023	$1,129
Unrealized gain (loss) on notes receivable	(227)
Notes receivable at fair value, non-current portion at December 31, 2024	$902

December 31, 2023

Notes receivable at fair value, current portion at December 31, 2022	$7,474
Collection of principal outstanding	(1,000)
Unrealized loss on note receivable	(3,254)
Principal reduced due to receiving shares	(143)
Accrued interest receivable	100
Notes receivable at fair value, current portion at December 31, 2023	$3,177

Notes receivable at fair value, non-current portion at December 31, 2022	$1,100
Unrealized gain on note receivable	6
Accrued interest receivable	23
Notes receivable at fair value, non-current portion at December 31, 2023	$1,129

Notes Receivable at fair value

As of December 31, 2024, the fair value of the notes receivable was measured taking into consideration cost basis, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. For the year ended December 31, 2024 the Company had realized and unrealized losses on notes receivable of $2.3 million.

The following table provides quantitative information regarding the Company’s Level 3 fair value measurements at December 31, 2024 and 2023:

	2024	2023
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable input and range:
Probability of default	20%	0-40%
Discount rate	8%	8-50%

Note 8. Property and Equipment

Property and equipment, net, consists of the following as of December 31, 2024 and 2023:

	Estimated	December 31,	December 31,
	Useful Lives	2024	2023
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$50	$50
Machinery, equipment and computer software	1 to 15 years	169	169
Furniture and fixtures	3 to 5 years	208	208
Total		$427	$427
Less: Accumulated depreciation and amortization		(188)	(83)
Total property and equipment, net		$239	$344

Depreciation expense was $105,000 and $83,000 during the years ended December 31, 2024 and 2023, respectively.

Note 9. Leases

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

The tables below represent the Company’s lease assets and liabilities as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Assets:
Operating lease right-of-use-assets	$2,944	$3,335

Liabilities:
Current
Operating	410	421
Long-term
Operating	2,629	3,028
	$3,039	$3,449

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term – operating leases (in years)	5.5	6.5
Weighted-average discount rate – operating leases	10.0%	10.0%

During the years ended December 31, 2024 and 2023, the Company recorded approximately $0.8 million, both years, of lease expense to current period operations.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Operating leases
Operating lease cost	$712	$668
Short-term lease rent expense	119	105
Net rent expense	$831	$773

Supplemental cash flow information related to leases were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Operating cash flows - operating leases	$391	$359
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$2,780

As of December 31, 2024, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Year Ended December 31, 2025	$698
Year Ended December 31, 2026	685
Year Ended December 31, 2027	685
Year Ended December 31, 2028	766
Year Ended December 31, 2029	784
Thereafter	376
Total	3,994
Less present value discount	(955)
Operating lease liabilities	$3,039

Note 10. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock as of the first day of the period. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the years ended December 31, 2024, and 2023 are as follows:

	As of December 31,
	2024	2023
Convertible preferred stock	34	34
Warrants to purchase common stock	444,796	444,796
Restricted stock awards	50,000	136,309
Options to purchase common stock	376,654	420,168
Total	871,484	1,001,307

Note 11. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of December 31, 2024, there are 7,037,022 shares of common stock issued and 6,976,874 shares outstanding.

Treasury Stock

There are 60,148 shares of treasury stock as of December 31, 2024.

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

As of December 31, 2024 and 2023, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of December 31, 2024 and 2023, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

Warrants

A summary of warrant activity for the years ended December 31, 2024, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	444,796	$29.25	-	2.20
Granted	-	$-	-	-
Outstanding as of December 31, 2024	444,796	$29.25	-	1.20

All current outstanding warrants were issued prior to 2023 in connection with prior raises by the Company.

Restricted Stock Awards and Stock Options

On October 7, 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provided for the issuance of up to 1,100,000 shares in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The 2022 Plan expires on January 1, 2032, and is administered by Dominari Holdings Board of Directors.

In October 2023, the Company issued an aggregate of 96,311 shares of the Company’s common stock to a member of the Company’s Board of Directors for services rendered. These restricted stock awards began vesting annually in three increments beginning on April 13, 2024. During the year ended December 31, 2024, 32,103 shares were vested and the remaining shares forfeited.

On June 11, 2024, the Company executed grant agreements with each of Messrs. Anthony Hayes and Kyle Wool pursuant to their employment agreements with the Company, and in accordance with the Company’s 2022 Equity Incentive Plan. Pursuant to the grant agreements, each received 154,559 shares of the Company’s common stock with a grant value of $2.18. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $0.7 million.

On December 31, 2024, the Company executed grant agreements with each of Messrs. Anthony Hayes and Kyle Wool pursuant to their employment agreements with the Company, and in accordance with the Company’s 2022 Equity Incentive Plan. Pursuant to the grant agreements, each received 309,118 shares of the Company’s common stock with a grant value of $0.98. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $0.7 million.

A summary of restricted stock awards activity for the years ended December 31, 2024 and 2023, is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Day
	Stock Awards	Fair Value
Nonvested at December 31, 2022	8,068	$5.90
Granted	1,315,777	$2.27
Vested	(1,187,536)	2.30
Nonvested at December 31, 2023	136,309	$2.26
Granted	977,354	$1.36
Vested	(991,957)	2.20
Forfeited	(71,706)	2.31
Nonvested at December 31, 2024	50,000	$1.35

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $1.4 million and $2.7 million for the years ended December 31, 2024, and 2023, respectively. All stock compensation was recorded as a component of general and administrative expenses.

As of December 31, 2024, there is approximately $50,000 unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for year ended December 31, 2024 and 2023 is presented below:

				Weighted
				Average
		Weighted		Remaining
		Average	Total	Contractual
	Number of	Exercise	Intrinsic	Life
	Shares	Price	Value	(in years)
Outstanding as of December 31, 2022	31,193	$302.97	$-	7.9
Employee options granted	395,714	3.42	-	9.4
Employee options forfeited	(5,882)	5.95	-	-
Employee options expired	(857)	$9,719.07	-	-
Outstanding as of December 31, 2023	420,168	$5.80	$-	9.3
Employee options forfeited	(43,334)	$3.10	-	-
Employee options expired	(180)	$3,832.72	-	-
Outstanding as of December 31, 2024	376,654	$4.29	$-	8.2
Options vested and exercisable	194,985	$5.03	$-	8.1

Stock-based compensation associated with the amortization of stock option expense was approximately $0.3 million and $0.2 million for the years ended December 31, 2024, and 2023, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.1 million.

Note 12. Revenue

The following table presents our total revenues disaggregated by revenue type for the years ended December 31, 2024, and 2023 (in thousands):

	Years Ended
	December 31,
	2024	2023
Underwriting services	$11,362	$594
Commissions	6,065	1,096
Account advisory and management	411	209
Other revenue	308	140
Total	$18,146	$2,039

Note 13. Commitments and Contingencies

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

Note 14. Income Taxes

The income tax provision consists of the following ($ in thousands):

	For the years ended
	December 31,
	2024	2023
		(Revised *)
Federal
Current	$-	$-
Deferred	(2,322)	(1,141)
Increase (decrease) in valuation allowance	2,322	1,141
State and local
Current
Deferred	1,897	2,277
Increase (decrease) in valuation allowance	(1,897)	(2,277)
Income Tax Provision (Benefit)	$-	$-

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2024 and 2023:

	For the years ended
	December 31,
	2024	2023
		(Revised *)
U.S. Statutory Federal Rate	21.00%	21.00%
State Taxes, Net of Federal Tax Benefit	37.42%	(3.59)%
Sec. 162m disallowed compensation	(7.65)%	-%
Other permanent differences	(0.23)%	(0.54)%
State rate change in effect	(47.16)%	(4.27)%
Deferred tax adjustment for stock based compensation	(0.67)%	(17.30)%
Decrease due to change in Federal NOL and other true ups	1.90%	(0.26)%
Change in Valuation Allowance	(4.61)%	4.96%
Income Tax Benefit	0.00%	0.00%

As of December 31, 2024 and 2023, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following ($ in thousands):

	As of December 31,
	2024	2023
		(Revised *)
Deferred tax assets:
Net-operating loss carryforward	$35,913	$34,467
Stock based compensation	289	443
Patents & licenses	5,339	8,061
Transaction costs	160	209
Research & development	1,412	1,937
Operating lease liability	870	1,202
Investment portfolio and other	5,305	2,880
Total deferred tax assets	49,288	49,199
Valuation allowance	(48,403)	(47,979)
Deferred tax asset, net of allowance	$885	$1,220
Deferred tax liability:
Depreciation	(42)	(57)
Right of use asset	(843)	(1,163)
Total deferred tax liability	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the Company’s history of cumulative net losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective positive and negative evidence currently available, it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets as of December 31, 2024 and 2023. As of December 31, 2024, the change in valuation allowance is approximately $0.4 million.

As of December 31, 2024, the Company has approximately $42.1 million federal net operating loss carryovers (“NOLs”), which expire from 2033 through 2037, and $79.8 million of federal NOLs which will never expire. The Company has approximately $154.4 million of state and city NOLs, which expire from 2035 through 2044. As of December 31, 2024, the Company also had federal research and development tax credit carryforwards of $0.2 million which may be available to offset future income tax liabilities and begin to expire in 2042.

(*)	The Company revised certain balances in the deferred tax assets and liabilities schedule to correct immaterial errors. Deferred tax assets for net-operating losses carryforward were increased and stock based compensation was decreased for a reclassification of the benefits associated with vested RSU’s that should have increased NOLs in prior periods and stock based compensation were decreased for expired stock options benefits that were no longer available for tax deduction purpose. The decrease in total deferred tax assets was equally offset by the decrease in the valuation allowance with no effect to the deferred tax asset or the consolidated financial statements.

The change in the total deferred tax assets had no effect on total assets, net loss, stockholders’ equity or cash flows.

The amounts revised are presented below:

	Year Ended December 31, 2023
	As Reported	Correction	As Adjusted
Net operating losses	$33,124	$1,343	$34,467
Stock based compensation	$9,754	$(9,311)	$443
Total deferred tax assets	$57,166	$(7,967)	$49,199
Valuation allowance	$(55,946)	$7,967	$(47,979)

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

As of December 31, 2024 and 2023, no liability for unrecognized tax benefit was required to be reported. The Company’s policy is to record interest and penalties related to income taxes outside of its income tax provision and classify as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2024 or 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns (New York, New York City, Virginia, and Texas). As of December 31, 2024, the statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for all years since 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period. There are no audits pending in any of the above-mentioned jurisdictions during 2024 and 2023. The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

Note 15. Regulatory

Dominari Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3- 1), which requires the maintenance of a minimum level of net capital, and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Dominari Securities calculates net capital under Rule 15c3-1. Rule 15c3-1 also provides that equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. On December 31, 2024, Dominari Securities had net capital (as defined) of $14,030,196 which was $13,659,041 in excess of its required minimum net capital of $371,155.

Dominari Securities is exempt from Rule 15c3-3 of the SEC under paragraph (k)(2)(ii). Dominari Securities’ other business activities; which consist of: private placements, direct mutual funds, direct variable annuities on a subscription way basis where the funds are payable to the issuer or its agent and not to Dominari Securities. Dominari Securities also provides investment advisory services, annuity, and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers, are exempt as contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.

Dominari Securities is exempt from the Securities and Exchange Commission Rule 15c3-3 pursuant to the exemptive provisions of sub-paragraph (k)(2)(ii) thereof, and therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers.”

Note 16. Related Party Transactions

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023 and currently holds approximately 30% of Revere’s outstanding equity. From time to time, the Company participates in offerings of securities as an underwriter in transactions in which Revere is also participating as an underwriter. On such transactions, the Company earned $930,000 for the year ended December 31, 2024. Additionally, the Company incurred referral fees of approximately $50,000 and $80,000 for the year ended December 31, 2024 and 2023, respectively.

The Company incurred fees on behalf of Series which were intended for future expenses of each Series entity. As of December 31, 2024, such amount was $157,000 and is included in other current liabilities on the accompanying consolidated balance sheet.

During the year December 31, 2024, the Company entered into employee loans with various employees totaling $2.4 million. The terms of the loan agreements range from 3 years to 7 years, with an average annual interest rate of approximately 3.2%. The total interest received for the year ended December 31, 2024 was approximately $39,000. As of December 31, 2024, the total outstanding balance of the employee loans was $2.1 million included in loans to employees on the accompanying consolidated balance sheet.

Certain of the Company’s investments are made through related party special purpose vehicles. These are included within Note 5 of the consolidated financial statements and include the following investments: investment in Revere Master SPV Series 1 (Qxpress Pte Ltd), investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI), investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.), and investment in Dominari Master SPV LLC Series XII (Groq, Inc.).

The Company earns revenues for managing certain pooled investment vehicles which are related parties. These include the entirety of the management fee revenues ($0.1 million) included within the advisory and management fees caption within the statement of operations. As of December 31, 2024, the total amount of contract liabilities disclosed in Note 2 represented amounts received in advance of revenue earned on managing such related party investment vehicles.

Note 17. Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. The measures of segment profitability that are most relied upon by the CODM are gross revenues and net loss.

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

The CODM has access to and regularly reviews internal financial reporting for each business and uses that information to make operational decisions and allocate resources. Accounting policies applied by the reportable segments are the same as those used by the Company and described in the “Summary of Significant Accounting Policies.”

The measures of segment profitability that are most relied upon by the CODM are gross revenue and net loss, as presented within the table below and reconciled to the statement of operations. Additionally, the CODM views the expenses listed below to be significant in their analysis.

	Year Ended December 31, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$18,146	$-	$18,146
Operating Costs
Compensation and benefits	17,422	4,558	21,980
Professional and consulting fees	1,358	1,358	2,716
Data processing	1,007	78	1,085
Other expenses	2,032	1,860	3,892
Loss from operations	(3,673)	(7,854)	(11,527)

Other (expenses) income
Other income	-	86	86
Interest income	667	293	960
Gain on marketable securities	2,158	3,085	5,243
Unrealized loss on note receivable	-	(2,347)	(2,347)
Change in carrying value of investments	-	(7,118)	(7,118)
Total other (expenses) income	2,825	(6,001)	(3,176)
Net loss	$(848)	$(13,855)	$(14,703)
Total assets	$20,204	$26,921	$47,125

	Year Ended December 31, 2023
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$2,039	$-	$2,039
Operating Costs
Compensation and benefits	10,548	3,415	13,963
Professional and consulting fees	1,869	3,259	5,128
Data processing	806	126	932
Other expenses	1,266	2,546	3,812
Loss from operations	(12,450)	(9,346)	(21,796)

Other (expenses) income
Other income	-	36	36
Interest income	229	487	716
Gain on marketable securities	-	630	630
Unrealized loss on note receivable	-	(3,248)	(3,248)
Change in carrying value of investments	-	780	780
Total other (expenses) income	229	(1,315)	(1,086)
Net loss	$(12,221)	$(10,661)	$(22,882)
Total assets	$8,561	$48,997	$57,558

Note 18. Subsequent Events

February 2025 Registered Direct Offering and Private Placement

On February 10, 2025, the Company entered into securities purchase agreements with certain accredited investors for the sale by the Company of 1,439,467 registered shares of its common stock, unregistered Series A warrants to purchase up to 1,439,467 shares of common stock and unregistered Series B warrants to purchase up to 1,439,467 shares of common stock at a combined purchase price of $3.47 per share and accompanying warrants in a direct offering. In a concurrent private placement, the Company entered into securities purchase agreements with certain accredited investors for the sale of 2,436,587 unregistered shares of common stock, unregistered Series A warrants to purchase up to 2,436,587 shares of common stock and unregistered Series B warrants to purchase up to 2,436,587 shares of common stock at a combined purchase price of $3.47 per share and accompanying warrants (the “February 2025 Financings”). The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire five years from the date of issuance. The Series B warrants are exercisable immediately upon issuance at an exercise price of $4.22 per share and will expire five years from the date of issuance. The gross proceeds to the Company from the February 2025 Financings were approximately $13.5 million, before deducting fees and other offering expenses, and excluding the proceeds, if any, from the cash exercise of the warrants.

The securities in the concurrent private placement were offered under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and, along with the shares of common stock underlying such warrants, have not been registered under the Securities Act or applicable state securities laws. Accordingly, the unregistered shares, the warrants, and the shares of common stock underlying the warrants may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.

Certain officers, directors, employees and members of the Company’s advisory board participated in the February 2025 Financings on the same terms as the other investors.

Advisory Agreements

On February 10, 2025, the Company entered into certain advisory agreements (the “Advisory Agreements”) with five newly appointed members of its advisory board for initial appointments of two years. The Company has issued an aggregate of 2,550,000 unregistered shares (the “Advisory Shares”) to the newly appointed members with an additional issuance of an aggregate of 850,000 Advisory Shares to be issued upon certain Company milestones being met.

The Advisory Shares were offered in a private placement under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and have not been registered under the Securities Act or applicable state securities laws. Accordingly, the Advisory Shares may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The Company has agreed to file one or more registration statements with the SEC covering the resale of the unregistered shares of Common Stock issued pursuant to the Advisory Agreements.

Bitcoin ETF Investment Strategy

In February 2025, the Company implemented a bitcoin investment strategy through investments in bitcoin Exchange-Traded Funds (“ETFs”) as a treasury reserve asset on an ongoing basis, subject to market conditions and the Company’s anticipated cash needs.

The Company views bitcoin ETFs as a reliable store of value, and believes bitcoin has compelling characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. While a highly volatile asset, bitcoin’s price has also appreciated significantly since bitcoin’s inception. The Company believes that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value.

As of March 31, 2025, the Company (via Dominari Holdings Inc.) had approximately $2,000,000 in its bitcoin treasury through holdings of Blackrock’s iShares Bitcoin Trust ETF. The Company expects to continue to invest a portion of its excess cash and earnings in bitcoin in furtherance of its bitcoin treasury strategy.

Strategic Initiative with Hut 8 Corp.

On February 18, 2025, the Company announced the creation of American Data Centers Inc. (“ADC”), a strategic venture focused on acquiring, building out and transforming data center campuses across the United States to meet the accelerated demand for advanced computing.

On March 31, 2025, ADC completed a series of transactions providing for the launch of American Bitcoin Corp., a strategic initiative focused on industrial-scale Bitcoin mining and strategic Bitcoin reserve development and monetization (the “Transactions”).

To effectuate the Transactions, ADC, Hut 8 Corp., a Delaware corporation, and certain of its subsidiaries (“Hut 8”), and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement, pursuant to which Hut 8 contributed to ADC substantially all of Hut 8’s wholly owned ASIC bitcoin miners in exchange for newly issued stock representing 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance. At the closing of the Transactions, ADC changed its name to American Bitcoin Corp. (“American Bitcoin”).

In connection with the Transactions, American Bitcoin and Hut 8 also entered into definitive agreements providing for Hut 8 and its personnel to provide day-to-day commercial and operational management services and ASIC colocation services to American Bitcoin, in each case on an exclusive basis for so long as such agreements remain in effect. Hut 8 and its personnel will also provide back-office support services to American Bitcoin pursuant to a shared services agreement with American Bitcoin.

As a result of the Transactions, American Bitcoin has become a subsidiary of Hut 8 in which the Company holds a 3.17% minority interest in American Bitcoin.

Dividend

On February 11, 2025, the Company declared a special cash dividend on our common stock and pursuant to the terms of certain common stock purchase warrants issued in our recently completed financings (on an as-exercised basis) of $0.32 per share, which was paid on March 3, 2025, to shareholders and certain warrant holders of record as of the close of business on February 24, 2025.

American Innovative Robotics, LLC

On March 24, 2025, the Company received approximately $1.1 million for full payment of the outstanding principal amount and accrued interest of its note receivable from American Innovative Robotics, LLC.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

As of year-end, due to staffing and resource constraints, the Company required significant additional time to close the books and records. Management after year end, continued to perform its account reconciliations which required further adjustments to be recorded. As such, information technology, business processes and financial reporting controls were deemed to be ineffective due to (a) the lack of personnel to ensure the books and records are closed accurately and on a timely basis, (b) lack of proper review over the accounting for certain notes receivable accounted for at fair value, (c) the lack of appropriate segregation of duties, (d) certain general information technology control deficiencies regarding user access provisioning and administrative access review, and (e) insufficient documentation to support and evidence the design and implementation of controls.

Remedial Actions

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Management understands that the accounting standards applicable to our financial statements are complex and will seek to enhance controls over its experienced third-party professionals with whom management can consult with respect to accounting issues and remediate this material weakness. The Company has engaged an outside consulting firm to assist in the closing process to ensure that steps are taken to remediate the control environment and to specifically improve the timeliness and accuracy of its financial reporting process. Additionally, the Company is planning to implement certain information technology related changes over the fiscal year ending December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that our internal controls over financial reporting were not effective, due to the material weaknesses in our internal control over financial reporting as described above. In making this assessment, our management used the 2013 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to the material weaknesses identified above, the Company has implemented changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as of the year ended December 31, 2024. The Company is actively increasing the quantity and quality of our internal accounting personnel and has engaged external valuation specialists and accounting advisors with financial reporting expertise, so as to provide the Company with resources sufficient to properly design and implement internal controls which will prevent and detect material misstatements to the financial statements in a timely manner. The Company also plans to implement additional information technology related changes. In addition, the Company has implemented a multi-layered process to establish and review the valuation of long-term investments with such outside specialists discussed above.

As a result of these changes, the Company believes the material weaknesses described above will be remediated. However, due to the nature of the material weaknesses, it will not be considered remediated until the controls have been applied for a sufficient amount of time and management has performed testing of the controls to conclude that the controls are operating effectively.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each current director and executive officer of the Company.

			Director
Name	Age	Position	Since
Anthony Hayes(4)(6)	57	Chief Executive Officer, Principal Financial Officer and Chairman of the Board	2013
Tim S. Ledwick(1)(5)	67	Director	2015
Gregory James Blattner(3)(7)	47	Director	2018
Robert Dudley(1)(2)(4)(3)(6)	70	Director	2020
Kyle Wool(4)(7)	47	President and Director	2021
Soo Yu(6)	54	Special Projects Manager and Director	2022
Kyle Haug(1)(2)(4)(5)	42	Director	2023
Ronald Lieberman(7)	61	Director	2024
Christopher Devall	43	Chief Operating Officer	-

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

(3)	Member of our Nominating Committee.

(4)	Member of our Investment Committee.

(5)	Class I Director whose directorship will be voted on by stockholders at the 2027 Annual Stockholder Meeting.

(6)	Class II Director whose directorship will be voted on by stockholders at the 2025 Annual Stockholder Meeting.

(7)	Class III Director whose directorship will be voted on by stockholders at the 2026 Annual Stockholder Meeting.

The biographies of our current directors and significant employees are as follows:

Anthony Hayes

Mr. Anthony Hayes, a director and Chief Executive Officer since 2013, has served as the Chief Executive Officer of North South since March 2013 and since June 2013, as a consultant to our Company. Mr. Hayes was the fund manager of JaNSOME IP Management LLC and JaNSOME Patent Fund LP from August 2012 to August 2013, both of which he co-founded. Mr. Hayes was the founder and Managing Member of Atwater Partners of Texas LLC from March 2010 to August 2012 and a partner at Nelson Mullins Riley & Scarborough LLP from May 1999 to March 2010. Mr. Hayes received his Juris Doctorate from Tulane University School of Law and his B.A. in economics from Mary Washington College. On September 15, 2024, as a result of Mr. Way’s resignation as Chief Financial Officer, Mr. Hayes began serving as the Company’s Principal Financial Officer. The Board of Directors believes Mr. Hayes is qualified to serve as a director of the Company based on his intimate knowledge of the Company through his service as Chief Executive Officer.

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

Soo Yu

Ms. Soo Yu, who joined as a member of our Board of Directors in 2022, currently serves as the Special Projects Manager of Dominari Holdings and is the managing Director of International Private Client Services for Dominari Securities where she leads the top performing Wool Group. With more than a decade of experience working in financial services, she focuses on international business development and the cultivation of overseas client banking relationships. A naturalized U.S. citizen originally from South Korea, Ms. Yu brings significant expertise in Asian markets and expansive global reach through her connectivity with international contacts. Before joining Dominari, Ms. Yu was Managing Director of Revere Securities. Ms. Yu earned her B.A. in Fine Arts from the Fashion Institute of Technology and studied at the University of Nottingham and the Paris Fashion Institute. She holds Series 7, 66, 24 securities licenses, New York Life, Accident and Health Insurance Agent/Broker, New York Property and Casualty Insurance Agent/Broker and Real Estate License. Previously, she maintained her Series 79 securities license. Ms. Yu actively supports several nonprofit organizations, including philanthropies committed to improving the lives of children and the elderly as well as sustainability. She is currently a board member of The Korean Community Services of Metropolitan New York, Inc. The Board of Directors believes that Ms. Yu’s wealth management experience qualifies her to serve as a director of the Company.

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

Ronald Lieberman

Mr. Ronald Lieberman, a member of the Board of Directors since 2024, has been the Executive Vice President of Management and Development of The Trump Organization since 2007. Prior to joining The Trump Organization, Mr. Lieberman served as Director of Revenue and Concessions for the New York City Department of Parks and Recreation for over 19 years. Mr. Lieberman graduated with a B.S. in Business Management from Binghamton University. The Board of Directors believes Mr. Lieberman’s extensive experience and skill in aiding the growth of company operations qualifies him to serve as a director of the Company.

Christopher Devall

Mr. Christopher Devall has served as the Chief Operating Officer of the Company since January 1, 2023. Prior to that he was the Company’s Vice President of Operations from July 1, 2022, to January 1, 2023 and was a member of its advisory board from April 2022 to June 2022. Mr. Devall served as senior operations department head in the Department of Defense from February 2019 to June 2022, and as a senior operations department manager from April 2016 to January 2019. Mr. Devall is a retired military veteran and received his Masters of Business Administration from the University of Virginia Darden School of Business and holds a B.S. in Strategic Studies and Defense Analysis from Norwich University. Mr. Devall has no family relationship with any of the executive officers or directors of the Company. There are no arrangements or understandings between Mr. Devall and any other person pursuant to which he was appointed as an officer of the Company. The Board of Directors believes that Mr. Devall’s prior operations background qualifies him to serve as the Chief Operating Officer of the Company.

Family Relationships

There are no arrangements between our directors, executive officers and any other person pursuant to which our directors were nominated or elected for their positions. Mr. Wool and Ms. Yu have been married since December 2010.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and anyone who beneficially owns ten percent (10%) or more of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock. Anyone required to file such reports also needs to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2024 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2024 were filed in a timely manner, except for the Form 3 filed April 5, 2024 for Jaime Mercado Jr.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served as a member of the Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

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

Investment Committee

The Investment Committee currently consists of Mr. Kyle Wool (Chairman), Mr. Anthony Hayes, Mr. Robert Dudley and Mr. Kyle Haug. The Investment Committee recommends and oversees the Company’s investment transactions, management, policies, and guidelines, including reviews of investment manager selection, establishment of investment benchmarks, review of investment performance and oversight of investment risk management exposure policies and guidelines.

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

Insider Trading Arrangements and Policies

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Company itself. The Company believes these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

Item 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers (“NEOs”), which consist of (i) all individuals serving as our principal executive officers during fiscal year 2024, (ii) two other of our most highly compensated executive officers who were serving as executive officers at December 31, 2024, and (iii) up to two other of our most highly compensated executive officers for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2024, are:

●	Anthony Hayes, our Chief Executive Officer, Director, Principal Accounting Officer, and Principal Financial Officer;

●	Soo Yu, our Special Projects Manager; and

●	Kyle Wool, our President.

The following Summary of Compensation table sets forth the compensation paid by our Company during the two fiscal years ended December 31, 2024 and 2023, to our NEOs.

Summary of Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Anthony Hayes,	2024	650,000	-	641,235	951,156	534,301	2,776,692
Chief Executive Officer, Director,	2023	500,000	500,000	-	-	-	1,000,000
Principal Accounting Officer and
Principal Financial Officer
Kyle Wool,	2024	500,000	-	641,235	951,156	746,344	2,838,735
President	2023	500,000	-	-	-	100,360	600,360
Soo Yu,	2024	150,000	-	-	2,260,467	3,755	2,414,222
Special Projects Manager	2023	106,875	-	5,266,666	2,916,124	16,250	8,305,915

(1)	The amount reported in this column represents the aggregate grant date fair value of stock granted to Messrs. Hayes and Wool during 2024, as calculated in accordance with FASB ASC Topic 718. The stock was earned pursuant to the attainment of certain revenue milestones for the Company, as set forth in the employment agreements for Messrs. Hayes and Wool (each, as described below). The stock was fully vested on the grant date.

(2)	For Messrs. Hayes and Wool, the amounts reported in this column are compensation earned (i) pursuant to the Company’s attainment of certain revenue milestones, as set forth in the employment agreements for Messrs. Hayes and Wool (each, as described below), and (ii) as management fees based on the values of transactions completed by the Company’s SPV subsidiary. For Ms. Yu, the amount reported in this column represents the cash payment earned by Ms. Yu pursuant to her employment agreement for attaining certain assets under management goals, as more fully discussed below. The amount also includes performance compensation based on sales production paid at a rate of 65%.

(3)	For Mr. Hayes, the amount shown in this column represents compensation received in the form of a gross-up for federal and Virginia taxes due on the value of the stock awards Mr. Hayes received in 2024 and Company contributions to its 401(k) plans. For Mr. Wool, the amount shown in this column represent (i) compensation received in the form of a gross-up for federal and New York taxes due on the value of the stock awards Mr. Wool received in 2024, (ii) payments for social club memberships, and (iii) Company contributions to its 401(k) plan. The amounts for Ms. Yu reflects Company contributions to its 401(k) plan.

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

Pursuant to an amendment effective December 6, 2023, the Hayes Agreement provides that Mr. Hayes shall receive an annual base salary of $500,000, which was raised to $650,000 effective January 1, 2024, and an annual bonus. The annual bonus is paid in a combination of cash and shares of our common stock upon the Company’s achievement of certain annual revenue targets, as stated in the table below.

Annual Revenue	Annual Bonus
$3,500,000 or more	$150,000, plus 154,559 shares
Between $7.5mm and $15mm	$250,000, plus 154,599 shares
$15mm or more	$500,000, plus 154,559 shares

Our Board of Directors may adopt different or additional performance criteria for future years after consultation with Mr. Hayes, provided that such criteria must be reasonably attainable. The bonus, to the extent earned, will be paid following the completion of our annual audit and public announcement of such results (and in all cases by July 31 of the year following the performance year), provided that Mr. Hayes is actively employed on April 15th of the year following the performance year. In 2024, the payment of the bonuses was accelerated and paid upon the incremental certification by our Compensation Committee that the Company achieved the applicable revenue targets.

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

Any compensation earned by Ms. Yu pursuant to the table will be paid to Ms. Yu on a monthly basis on or about the 15th day following the end of each calendar month in which the underlying Gross Revenue was generated by Ms. Yu, with compensation earned being limited by the proceeds actually paid to the Company (rather than accrued). We agreed to commence Ms. Yu’s performance at the $2,000,000 level based on her most recent 12-month production with her prior employer. This level may only be adjusted after April 3, 2024, and is currently 65%.

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

Our Board of Directors may adopt different or additional performance criteria for future years after consultation with Mr. Wool, provided that such criteria must be reasonably attainable. The bonus, to the extent earned, will be paid following the completion of our annual audit and public announcement of such results (and in all cases by July 31 of the year following the performance year), provided that Mr. Wool is actively employed on April 15th of the year following the performance year. In 2024, the payment of the bonuses was accelerated and paid upon the incremental certification by our Compensation Committee that the Company achieved the applicable revenue targets.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

The Company does not maintain a policy on the timing of awards of options in relation to the disclosure of material nonpublic information. Our Board of Directors and Compensation Committee did not take into account any material nonpublic information in determining the timing of the equity awards made to our NEOs in 2024, as such awards were made pursuant to their employment agreements and granted upon the attainment of specified performance goals. We did not time the disclosure of material nonpublic information for the purpose of affecting the value of our executive compensation in 2024.

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

Outstanding Equity Awards at December 31, 2024

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

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based On TSR(5)	Net Income (Loss)(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2024	2,776,692	2,776,692	2,626,479	2,626,479	$9.97	$(14,954)
2023	$1,000,000	$1,000,000	$4,453,138	$4,453,138	$25.82	$(22,882)
2022	$1,693,350	$1,693,350	$406,499	$406,499	$32.70	$(22,107)

(1)	For each year shown, the PEO was the Chief Executive Officer, Anthony Hayes. The values reflected in this column reflect the “Total Compensation” paid to Mr. Hayes, the Company’s Principal Executive Officer, as set forth in the Summary of Compensation Table.

(2)	The dollar amounts reported in this column represent the amount of “compensation actually paid” to Mr. Hayes, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Hayes during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to determine the “compensation actually paid” amounts reported above for Mr. Hayes:

Reconciliation of Summary of Compensation Table Total to Compensation Actually Paid for CEO	2024	2023	2022
Summary of Compensation Table Total	$2,776,692	$1,000,000	$1,693,350
Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	$(641,235)		$(484,888)
Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End
Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	$641,235		$484,888
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
Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date
Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year
Compensation Actually Paid	$2,776,692	$1,000,000	$1,693,350

(3)	For 2022, the non-PEO NEOs were Darrell Dotson, Carlos Aldavero and Christopher Devall. For 2023 and 2024, the non-PEO NEOs were Soo Yu and Kyle Wool. The values reflected in this column reflect the average “Total Compensation” paid to each of the non-PEO NEOs in the applicable year, as set forth in the Summary of Compensation Table for the applicable year.

(4)	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the non-PEO NEOs, as a group, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not necessarily reflect the actual average amount of compensation earned by or paid to such persons during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the non-PEO NEOs as a group for each year to determine the compensation actually paid:

Reconciliation of Average Summary of Compensation Table Totals for non-PEO NEOs to Average Compensation Actually Paid to non-PEO NEOs	2024	2023	2022
Average Summary of Compensation Table Total	$2,626,479	$4,453,138	$406,499
Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	$(641,235)	$(5,266,666)	$(193,851)
Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End
Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	$641,235	$5,266,666	$193,851
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
Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date
Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year
Average Compensation Actually Paid	$2,626,479	$4,453,138	$406,499

(5)	Cumulative Total Share Return (“TSR”) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(6)	The dollar amounts reported represent the amount of net income reflected in the Company’s audited financial statements for the applicable year.

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

Director Compensation

Our non-employee directors received the following annual compensation for service as a member of the Board of Directors for the fiscal year ended December 31, 2024:

Annual Retainer	$65,000	To be paid in cash in four equal quarterly installments.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2024.

	Fees earned or paid in cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J. Vander Zanden (3)	48,750	-	-	-	-	-	48,750
Tim Ledwick (4)	65,000	-	-	-	-	-	65,000
Gregory Blattner (5)	65,000	-	-	-	-	-	65,000
Robert Dudley (6)	65,000	-	-	-	-	-	65,000
Kyle Haug (7)	65,000	-	-	-	-	-	65,000
Ronald Lieberman (8)	-	-	-	-	-	3,551	3,551

(1)	All stock awards were granted in accordance with ASC Topic 718 – Compensation – Stock Compensation.

(2)	As of December 31, 2024, the aggregate number of stock and option awards held by each director was as follows:

●	Robert J. Vander Zanden holds 2,941 option awards;

●	Tim Ledwick holds 2,941 option awards;

●	Gregory Blattner holds 2,941 option awards; and

●	Robert Dudley holds 2,941 option awards.

(3)	Mr. Vander Zanden was paid $48,750 in cash compensation for his service as a director in 2024. Mr. Vander Zanden retired from our board at the end of the third quarter 2024.

(4)	Mr. Ledwick was paid $65,000 in cash compensation for his service as a director in 2024.

(5)	Mr. Blattner was paid $65,000 in cash compensation for his service as a director in 2024.

(6)	Mr. Dudley was paid $65,000 in cash compensation for his service as a director in 2024.

(7)	Mr. Haug was paid $65,000 in cash compensation for his service as a director in 2024.

(8)	Mr. Lieberman did not earn any cash compensation for his service as a director in 2024, which began on December 20, 2024. During 2024, Mr. Lieberman also served on the Company’s Advisory Board, for which he earned $3,551.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	376,654	$4.29	209,820
Equity compensation plans not approved by security holder	-	-	-
	376,654		209,820

(1)	Consists of options to acquire 24,274 shares of common stock under the 2014 Equity Incentive Plan and 352,380 shares of common stock under the 2022 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Beneficial Ownership of our Capital Stock by Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our common stock, Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) owned beneficially as of April 15, 2025 by (i) our officers and directors as a group and (ii) each person (including any group) known to us to own more than 5% of our common stock, Series D Preferred Stock and Series D-1 Preferred Stock. As of April 15, 2025 there were 14,643,897 shares of common stock outstanding, 3,825 shares of Series D Preferred Stock outstanding and 834 shares of Series D-1 Preferred Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned			Series D Preferred Stock		Series D-1 Preferred Stock
Name of Beneficial Owner(1)	Shares		Percentage	Shares	Percentage	Shares	Percentage
Anthony Hayes	1,745,814	(2)	11.92%	—	—	—	—
Tim S. Ledwick	48,761	(3)	*	—	—	—	—
Robert Dudley	22,411	(4)	*	—	—	—	—
Gregory James Blattner	65,638	(5)	*	—	—	—	—
Kyle Wool	1,171,601	(6)	8.00%	—	—	—	—
Soo Yu	1,257,216	(7)	8.59%	—	—	—	—
Kyle Haug	53,227	(8)	*	—	—	—	—
George Way	32,103	(9)	*	—	—	—
Christopher Devall	468,338	(10)	3.19%	—	—	—	—
Ronald Lieberman	224,839	(11)	1.53%	—	—	—	—
All Directors and Officers as a Group (10 persons)	5,089,948		34.74%

Stockholders
Donald J. Trump, Jr.	966,138	(12)	6.60%	—	—	—	—
Eric Trump	966,138	(13)	6.60%	—	—	—	—
Blue Finn Group LLC	819,884	(14)	5.60%	—	—	—	—
Daniel W. Armstrong	10	(15)	*	1,350	35.29%	—	—
R. Douglas Armstrong	4	(16)	*	450	11.76%	—	—
Francis Howard	7	(17)	*	900	23.53%	—	—
Charles Strogen	9	(18)	*	1,125	29.42%	—	—
Chai Lifeline Inc.	7	(19)	*	—	—	834	100%

*	Less than 1% of the outstanding shares of the Company’s common stock.

(1)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. Unless otherwise noted, the business address of each of the following entities or individuals is 725 Fifth Avenue, 22nd Floor, New York, NY 10022.

(2)	Includes 1,742,873 shares of common stock and 2,941 options for purchase of shares of common stock, which are exercisable within 60 days of April 15, 2025.

(3)

Includes 28,530 shares of common stock, 2,941 options for purchase of shares of common stock and 17,290 warrants for purchase of shares of common stock, which are exercisable within 60 days of April 15, 2025.

(4)	Includes 19,470 shares of common stock and 2,941 options for purchase of shares of common stock, which are exercisable within 60 days of April 15, 2025.

(5)

Includes 33,879 shares of common stock, 2,941 options for purchase of shares of common stock and 28,818 warrants for purchase of shares of common stock, which are exercisable within 60 days of April 15, 2025.

(6)	Includes 1,171,601 shares of common stock.

(7)	Includes 1,257,216 shares of common stock.

(8)	Includes 24,409 shares of common stock and 28,818 warrants for purchase of shares of common stock, which are exercisable within 60 days of April 15, 2025.

(9)

Includes 32,103 restricted stock awards for purchase of shares of common stock, which are exercisable within 60 days of April 15, 2025. On September 15, 2024, Mr. Way resigned as Chief Financial Officer of the Company.

(10)	Includes 410,702 shares of common stock and 57,636 warrants for purchase of shares of common stock, which are exercisable within 60 days of April 15, 2025.

(11)	Includes 181,613 shares of common stock and 43,226 warrants for purchase of shares of common stock, which are exercisable within 60 days of April 15, 2025.

(12)	According to a Schedule 13G filed by Donald J. Trump, Jr. with the SEC on February 24, 2025. The business address of Donald J. Trump, Jr. is 115 Eagle Tree Terrace, Jupiter, Florida 33477.

(13)	According to a Schedule 13G filed by Eric Trump with the SEC on February 24, 2025. The business address of Eric Trump is 115 Eagle Tree Terrace, Jupiter, Florida 33477.

(14)	According to a Schedule 13G filed by Blue Finn Group LLC with the SEC on March 3, 2025. The business address of Blue Finn Group LLC. is 4843 Three Oaks Blvd., Sarasota, FL 34233.

(15)

Represents 10 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of April 15, 2025. The business address of Daniel W. Armstrong is 611 Loch Chalet Ct, Arlington, TX 76012-3470.

(16)

Represents 4 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of April 15, 2025. The business address of R. Douglas Armstrong is 570 Ocean Dr. Apt 201, Juno Beach, FL 33408-1953.

(17)

Represents 7 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of April 15, 2025. The business address of Francis Howard is 376 Victoria Place, London, SW1 V1AA, United Kingdom.

(18)

Represents 9 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of April 15, 2025. The business address of Charles Strogen is 6 Winona Ln, Sea Ranch Lakes, FL 33308-2913.

(19)	Represents 7 shares of common stock issuable upon conversion of the Series D-1 Preferred Stock, which are convertible within 60 days of April 15, 2025. The business address of Chai Lifeline Inc. is 151 West 30th Street, Fl. 3, New York, NY 10001-4027.

Effective October 11, 2023, the Company and Continental Stock Transfer & Trust Co. entered into a certain rights agreement (the “Rights Agreement”). The Rights Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 4.99% or more of our common stock, in connection with, (x) the Company consolidating, or merging into any other person, (y) any person consolidates or merges with or into the Company or (z) the Company sells or otherwise transfers to any person or persons, in one or more transactions, assets or earning power aggregating 50% or more of the assets or earning power of the Company or (2) the commencement of a tender offer which would result in an offer or beneficially owning 10% or more of our outstanding common stock. All rights held by an acquirer or offer or expire on the announced acquisition date, and all rights expire at the earliest of: (i) the close of business on October 11, 2025, subject to extension; (ii) the time at which the Rights are redeemed; (iii) the time at which the rights are exchanged; (iv) the closing of any merger or other acquisition transaction involving the Company pursuant to a specified agreement; (vi) the close of business on the date the Board of Directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of tax benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board of Directors determines that no tax benefits are available to be carried forward. Each right entitles a stockholder to acquire, at a price of $5.00 per one one-thousandth of a share of our Series Q Preferred Stock, subject to adjustments, which carries voting and dividend rights similar to one share of our common stock. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Rights Agreement. At the discretion of a majority of the Board of Directors and within a specified time period, we may redeem all of the rights at a price of $0.0001 per right. The Board of Directors may also amend any provisions of the Rights Agreement prior to exercise.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of: Mr. Anthony Hayes, Mr. Tim S. Ledwick, Mr. Robert Dudley, Mr. Kyle Wool, Mr. Gregory James Blattner, Ms. Soo Yu, Mr. Kyle Haug and Mr. Ronald Lieberman. The Board of Directors has determined that Mr. Ledwick, Mr. Blattner, Mr. Haug and Mr. Lieberman are independent directors within the meaning of the applicable Nasdaq rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

In addition to the compensation arrangements with our directors and executive officers described under “Director Compensation” and “Executive Compensation” above, the following is a description of each transaction since January 1, 2023, and each currently proposed transaction in which:

●	the Company has been or is to be a participant;

●	the amounts involved exceed the lesser of (i) $120,000 or (ii) one percent of our average total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding common stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Underwriting with Revere Securities, LLC

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, our President, was previously a member of the board of directors of Revere until June 2023, and currently holds approximately 19% of Revere’s outstanding equity. From time to time, the Company participates in offerings of securities as an underwriter in transactions in which Revere is also participating as an underwriter. On such transactions, the Company earned approximately $930,000 and $108,000 during the years ending December 31, 2024, and 2023, respectively. The Company incurred referral fees of approximately $50,000 and $80,000 during the years ending December 31, 2024, and 2023, respectively. These fees are included in general and administrative expenses in the consolidated statements of operations.

SPV Investments

On October 13, 2023, the Company entered into two separate Limited Liability Agreements with Dominari Manager LLC (“Manager”) and Dominari IM LLC (“Investment Manager”) which are both wholly owned subsidiaries and whose operations are included within the consolidated condensed financial statements of Dominari Holdings Inc. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Dominari IM LLC (“Investment Manager”) was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. Beginning in March 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

On certain transactions, Dominari Securities earns a fee as placement agent on Series investments for which Manager earns management fees. As of December 31, 2024, Dominari Securities earned approximately $7.6 million in placement agent fees and Manager earned approximately $1.2 million in management fees. These fees are consolidated and reported under revenues in the Company’s condensed consolidated statements of operations.

February 2025 Financings

On February 10, 2025, the Company entered into securities purchase agreements with certain accredited investors for the sale by the Company of 1,439,467 registered shares of its common stock, unregistered Series A warrants to purchase up to 1,439,467 shares of common stock and unregistered Series B warrants to purchase up to 1,439,467 shares of common stock at a combined purchase price of $3.47 per share and accompanying warrants in a direct offering. In a concurrent private placement, the Company entered into securities purchase agreements with certain accredited investors for the sale of 2,436,587 unregistered shares of common stock, unregistered Series A warrants to purchase up to 2,436,587 shares of common stock and unregistered Series B warrants to purchase up to 2,436,587 shares of common stock at a combined purchase price of $3.47 per share and accompanying warrants. The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire five years from the date of issuance. The Series B warrants are exercisable immediately upon issuance at an exercise price of $4.22 per share and will expire five years from the date of issuance. The gross proceeds to the Company from the February 2025 Financings were approximately $13.5 million, before deducting fees and other offering expenses, and excluding the proceeds, if any, from the cash exercise of the warrants.

The securities in the concurrent private placement were offered under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and, along with the shares of common stock underlying such warrants, have not been registered under the Securities Act or applicable state securities laws. Accordingly, the unregistered shares, the warrants, and the shares of common stock underlying the warrants may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.

Directors and Officers

Certain of our directors and officers participated in the concurrent private placement:

Anthony Hayes, our Chief Executive Officer and chairman of the Board of Directors, and Kyle Wool, our President, each purchased 288,184 unregistered shares of common stock, 288,184 unregistered Series A warrants to purchase up to 288,184 shares of common stock and 288,184 unregistered Series B Warrants to purchase up to 288,184 shares of common stock for an aggregate purchase price of $1,000,000, respectively.

Christopher Devall, our Chief Operating Officer, purchased 28,818 unregistered shares of common stock, 28,818 unregistered Series A warrants to purchase up to 28,818 shares of common stock and 28,818 unregistered Series B Warrants to purchase up to 28,818 shares of common stock for an aggregate purchase price of $100,000.

Ronald Lieberman, a member of the Board of Directors, purchased 21,613 unregistered shares of common stock, 21,613 unregistered Series A warrants to purchase up to 21,613 shares of common stock and 21,613 unregistered Series B Warrants to purchase up to 21,613 shares of common stock for an aggregate purchase price of $75,000.

Gregory Blattner and Kyle Haug, members of the Board of Directors, each purchased 14,409 unregistered shares of common stock, 14,409 unregistered Series A warrants to purchase up to 14,409 shares of common stock and 14,409 unregistered Series B Warrants to purchase up to 14,409 shares of common stock for an aggregate purchase price of $50,000, respectively.

Tim S. Ledwick, a member of the Board of Directors, purchased 8,645 unregistered shares of common stock, 8,645 unregistered Series A warrants to purchase up to 8,645 shares of common stock and 8,645 unregistered Series B Warrants to purchase up to 8,645 shares of common stock for an aggregate purchase price of $30,000.

5% or More Stockholders

Certain 5% or more stockholders of the Company’s outstanding common stock also participated in the February 2025 Financings:

Donald J. Trump, Jr. purchased 216,138 shares of common stock, 216,138 Series A warrants to purchase up to 216,138 shares of common stock and 216,138 Series B Warrants to purchase up to 216,138 shares of common stock for an aggregate purchase price of $1,000,000.

Eric Trump purchased 216,138 shares of common stock, 216,138 Series A warrants to purchase up to 216,138 shares of common stock and 144,092 Series B Warrants to purchase up to 216,138 shares of common stock for an aggregate purchase price of $1,000,000.

Blue Finn Group LLC purchased 819,884 shares of common stock, 819,884 Series A warrants to purchase up to 819,884 shares of common stock and 819,884 Series B Warrants to purchase up to 819,884 shares of common stock for an aggregate purchase price of $2,845,000.

Advisory Agreements

On February 10, 2025, the Company entered into certain advisory agreements with Donald J. Trump, Jr. and Eric Trump, both five percent or more stockholders of the Company, and Ronald Lieberman (the “Advisors”), a member of the Board of Directors, to appoint each aforementioned individual as members of the Company’s advisory board for initial appointments of two years. The Company initially issued 250,000, 250,000 and 50,000 shares of common stock to Donald J. Trump, Jr., Eric Trump and Ronald Lieberman, respectively, upon their appointments to the advisory board. Upon certain milestones being meet, the Company issued an additional 500,000, 500,000 and 100,000 shares of common stock to Donald J. Trump, Jr., Eric Trump and Ronald Lieberman, respectively. Upon certain additional milestones being met, the Company may issue up to an additional 550,000 shares of common stock in the aggregate to the Advisors.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible for the approval of all related party transactions.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees for professional services rendered by Marcum for audit and other services provided for the fiscal years ended December 31, 2024 and December 31, 2023.

	2024	2023
Audit Fees	$562,000	$419,360
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$562,000	$419,360

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2024 and 2023. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15. EXHIBIT AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

The following consolidated financial statements are included in Item 8 herein:

2. Consolidated Financial Statement Schedules

None.

EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated April 24, 2014 (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated March 2, 2016 (incorporated by reference to Form 8-K filed March 18, 2016)

3.3	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spherix Incorporated, effective March 4, 2016 (incorporated by reference to Form 10-K filed March 29, 2016)

3.5	Second Amended and Restated Bylaws of AIkido Pharma Inc. (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 5, 2020)

3.6	Amendment No. 1 to the Second Amended and Restated Bylaws of AIkido Pharma Inc. (incorporated by reference to Form 8-K filed on November 9, 2021)

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AIkido Pharma Inc., effective on June 7, 2022 (incorporated by reference to Form 8-K filed on June 10, 2022)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AIkido Pharma Inc., effective on December 22, 2022 (incorporated by reference to Form 8-K filed on December 22, 2022)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Form 8-K filed on April 4, 2013)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Form 8-K filed on November 29, 2013)

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series Q Preferred Stock (incorporated by reference to Form 8-K filed on October 17, 2023)

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Form 10-K filed on March 31, 2023)

4.3	Rights Agreement, dated as of October 11, 2023, by and between Dominari Holdings Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Form 8-K filed on October 17, 2023)

4.4	Form of Series A Warrant (incorporated by reference to Form 8-K filed on February 12, 2025)

4.5	Form of Series B Warrant (incorporated by reference to Form 8-K filed on February 12, 2025)

10.1	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.2	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed on March 28, 2014)

10.3	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.4	Employment Agreement, effective as of April 1, 2016, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to Form 8-K filed May 26, 2016)

10.5	Amendment to Employment Agreement, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on October 25, 2017)

10.6	Technology Monetization Agreement, dated as of March 11, 2016, and amended as of April 22, 2016, April 27, 2016 and May 22, 2016, by and between Spherix Incorporated and Equitable IP Corporation (incorporated by reference to Form 8-K filed August 2, 2016)

10.7	Amendment to Aikido Pharma Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 5, 2020)

10.8	Form of Securities Purchase Agreement Between AIKido Pharma Inc. and the Investors thereto, dated February 24, 2022 (incorporated by reference to Form 8-K filed on March 2, 2022)

10.9	Confirmation of Mutual Understanding Between Aikido Pharma Inc. and each of the Warrant Holders, dated as of March 24, 2022 (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 28, 2022)

10.10	AIkido Pharma Inc. 2022 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 21, 2022)

10.11	Employment Agreement, Made and Entered into as of July 1, 2022, By and Between AIkido Pharma Inc. and Christopher Devall (incorporated by reference to Form 8-K Filed on January 6, 2023)

10.12	Amendment to Employment Agreement, dated as of January 1, 2023, By and Between Dominari Holdings Inc. and Christopher Devall (incorporated by reference to Form 8-K filed on January 6, 2023)

10.13	Amended and Restated Membership Interest Purchase Agreement, dated as of March 27, 2023, by and among Fieldpoint Private Securities, LLC, Fieldpoint Private Bank & Trust, and Dominari Financial Inc. (incorporated by reference to Form 8-K filed on March 28, 2023)

10.14	Employment Agreement, Made and Entered into as of March 29, 2023, By and Between Dominari Holdings Inc. and George M. Way (incorporated by reference to Form 8-K filed on April 3, 2023)

10.15	Employment Agreement, Made and Entered into as of April 3, 2023, By and Between Dominari Securities LLC and Soo Yu (incorporated by reference to Form 10-Q filed on May 11, 2023)

10.16	Amendment to Employment Agreement, Made and Entered into as of April 19, 2023, By and Between Dominari Securities LLC and Soo Yu (incorporated by reference to Form 10-Q filed on May 11, 2023)

10.17	Form of RD Purchase Agreement (incorporated by reference to Form 8-K filed on February 12, 2025)

10.18	Form of PIPE Purchase Agreement (incorporated by reference to Form 8-K filed on February 12, 2025)

10.19	Form of Advisory Agreement (incorporated by reference to Form 8-K filed on February 12, 2025)

10.20	Form of Stock Option Agreement (incorporated by reference to Form 8-K filed on February 12, 2025)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Form 10-K filed on April 1, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominari Holdings Inc.

	By:	/s/ Anthony Hayes
Anthony Hayes
Date: April 15, 2025		Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes	Chief Executive Officer and Chairman	April 15, 2025
Anthony Hayes

/s/ Kyle Wool	President and Director	April 15, 2025
Kyle Wool

/s/ Tim S. Ledwick	Director	April 15, 2025
Tim S. Ledwick

/s/ Robert Dudley	Director	April 15, 2025
Robert Dudley

/s/ Gregory James Blattner	Director	April 15, 2025
Gregory James Blattner

/s/ Soo Yu	Director	April 15, 2025
Soo Yu

/s/ Kyle Haug	Director	April 15, 2025
Kyle Haug

/s/ Ronald Lieberman	Director	April 15, 2025
Ronald Lieberman