Form 10-Q
period 2025-03-31
Dominari Holdings Inc.
filed 2025-05-13
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025 there were 14,704,045 shares of the Company’s common stock issued and 14,643,897 shares outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$6,315	$4,079
Marketable securities	12,555	5,773
Receivable from clearing brokers	12,431	17,279
Prepaid expenses and other assets	899	1,019
Due from related party	2,500	-
Total current assets	34,700	28,150

Property and equipment, net	213	239
Notes receivable, at fair value - non-current portion	-	902
Long term equity investments	12,064	12,282
Loans to employees	2,008	2,150
Right-of-use assets	2,892	2,944
Security deposit	458	458
Total assets	$52,335	$47,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,439	$919
Accrued commissions	3,267	2,057
Lease liability - current	410	410
Contract liabilities - current	380	240
Other current liabilities	552	157
Total current liabilities	6,048	3,783

Lease liability, less current portion	2,507	2,629
Contract liabilities, less current portion	1,352	860
Total liabilities	9,907	7,272

Stockholders’ equity
Preferred stock, $0.0001 par value, 50,000,000 authorized
Convertible Preferred Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation value of $0.0001 per share	-	-
Convertible Preferred Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,704,045 and 7,037,022 shares issued as of March 31, 2025 and December 31, 2024, respectively; 14,643,897 and 6,976,874 shares outstanding as of March 31, 2025 and December 31, 2024	-	-
Additional paid-in capital	305,963	263,820
Treasury stock, as of cost, 60,148 shares as of March 31, 2025 and December 31, 2024	(501)	(501)
Accumulated deficit	(263,034)	(223,466)
Total stockholders’ equity	42,428	39,853
Total liabilities and stockholders’ equity	$52,335	$47,125

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$8,112	$1,367

Operating costs and expenses
General and administrative	$40,122	$4,172
Total operating expenses	40,122	4,172
Loss from operations	(32,010)	(2,805)

Other income (expenses)
Interest income	59	164
Gain (loss) on marketable securities, net	(1,078)	574
Realized and unrealized loss on note receivable, net	221	(915)
Change in carrying value of investments	320	(2,459)
Total other expenses	(478)	(2,636)
Net loss	$(32,488)	$(5,441)

Net loss per share, basic and diluted
Basic and Diluted	$(3.02)	$(0.91)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	10,775,219	5,995,065

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31, 2025 and 2024

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2024	4,659	$-	7,037,022	$-	$263,820	60,148	$(501)	$(223,466)	$39,853
Stock-based compensation			1,240,969		7,682				7,682
Issuance of common stock			3,876,054		13,517				13,517
Advisory shares issued			2,550,000		20,944				20,944
Dividends issued								(7,080)	(7,080)
Net loss	-	-	-	-	-	-	-	(32,488)	(32,488)
Balance at March 31, 2025	4,659	$-	14,704,045	$-	$305,963	60,148	$(501)	$(263,034)	$42,428

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	4,659	$-	5,995,065	$-	$262,187	60,148	$(501)	$(208,763)	$52,923
Stock-based compensation	-	-		-	187	-	-	-	187
Net loss	-	-	-	-	-	-	-	(5,441)	(5,441)
Balance at March 31, 2024	4,659	$-	5,995,065	$-	$262,374	60,148	$(501)	$(214,204)	$47,669

See accompanying notes to unaudited condensed consolidated financial statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(32,488)	$(5,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	52	93
Depreciation	26	26
Change in carrying value of long-term investment	(320)	2,459
Non-cash warrant revenue	(697)	-
Stock-based compensation	28,626	187
Realized loss on marketable securities	1,384	93
Unrealized (gain) on marketable securities	(210)	(473)
Realized and unrealized (gain) loss on note receivable	(221)	915
Changes in operating assets and liabilities:
Prepaid expenses and other assets	120	6
Due from related party	(2,500)	-
Receivable from clearing brokers	4,848	(6,407)
Accounts payable and accrued expenses	520	(196)
Accrued salaries and benefits	-	(51)
Accrued commissions	1,210	218
Lease liabilities	(122)	(101)
Contract liabilities	632	-
Other current liabilities	395	20
Notes receivable, at fair value – net interest accrued	(20)	58
Net cash provided by (used in) operating activities	1,235	(8,594)

Cash flows from investing activities
Purchase of marketable securities	(9,035)	(24)
Sale of marketable securities	1,776	8,829
Collection of principal on note receivable	1,143	250
Sale of long-term equity investments	538	-
Loans to employees	-	(1,340)
Collection of loans to employees	142	2
Net cash (used in) provided by investing activities	(5,436)	7,717

Cash flows from financing activities
Cash paid for dividends	(7,080)	-
Cash received from issuance of common stock	13,517	-
Net cash provided by financing activities	6,437	-

Net increase (decrease) in cash and cash equivalents and restricted cash	2,236	(877)
Cash and cash equivalents, beginning of period	4,079	2,833

Cash and cash equivalents, end of period	$6,315	$1,956

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

As of March 31, 2025, the Company has approximately $6.3 million of cash and cash equivalents and $12.6 million of marketable securities. Additionally, the Company had approximately $12.4 million in receivable from clearing brokers. All of such funds are available to fund the Company’s operations. Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations to fund its operations for at least the next twelve months from the date of the issuance of these consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2024 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of March 31, 2025, condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. The Company has determined it is not the primary beneficiary of DFH and thus will not consolidate the activities in its consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of March 31, 2025, there has been no material activity in DFHS.

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

Receivable from Clearing Brokers

Receivable from Dominari Securities’ clearing brokers consisted of approximately $10.4 million of liquid insured deposits, $0.3 million of commissions receivable and $0.8 million of good faith deposits maintained by the Company with its clearing brokers as of March 31, 2025. Receivable from Dominari Securities’ clearing brokers consisted of approximately $14.4 million of liquid insured deposits, $1.3 million of commissions receivable and $0.6 million of good faith deposits maintained by the Company with its clearing brokers as of December 31, 2024. Such amount is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its clearing brokers to make required payments. Management considers the following factors when determining the collectability of specific accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. As of March 31, 2025 and December 31, 2024 an allowance for credit losses was not deemed necessary.

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

Contract liabilities relate to payments received in advance of performance under the contract and are the result of remaining performance obligations for management services. Contract liabilities are recognized as revenues when the Company provides ongoing investment management services. As of December 31, 2024, the Company recognized $1.1 million of contract liabilities of which $0.2 million was expected to be recognized within a year. As of March 31, 2025, the Company recognized $1.7 million of contract liabilities of which $0.4 million is expected to be recognized within a year. The remaining balance is expected to be recognized through 2030. During the three months ended March 31, 2025, the Company recognized revenue of $0.06 million that was included in contract liabilities as of December 31, 2024.

●	Other revenue includes amounts recognized over time and at a point in time. Amounts recognized over time are recognized ratably over the period that such services are provided which are distinct from the services provided in other periods. Types of other revenue include trailing fees for mutual funds 12b- 1, variable annuity, fixed annuities, and insurance products. These trailing fees are paid by product partners for ongoing services and/or advice provided to underlying investor accounts. Trailing fees are recognized as income when earned, usually monthly or quarterly as net asset value is determined. Other revenues recognized at a point in time include carried interest fees. Carried interest is typically charged to investment vehicles managed at a rate of 20% of realized gains recognized by those vehicles managed by the Company. Carried interest is considered a form of variable consideration as the fee is subject to reversal, and therefore the recognition of such fee is deferred until the fee becomes fixed and determinable.

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

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2025 and 2024, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Realized gain (loss)	$(1,384)	$(93)
Unrealized gain (loss)	210	473
Dividend income	96	193
Total	$(1,078)	$574

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held and publicly traded companies as long-term investments. The following table presents the

Company’s long-term investments as of March 31, 2025, and December 31, 2024 ($ in thousands):

	December 31, 2024		March 31, 2025
		Carrying		Carrying
	Cost Basis	Value	Cost Basis	Value
Investment in Kerna Health	$2,140	$4,940	$2,140	$4,940
Investment in Revere Master SPV Series 1 (Qxpress Pte Ltd)*	1,000	1,000	1,000	1,000
Investment in MW LSV MasterClass, LLC (Yanka Industries, Inc. d.b.a. Masterclass)*	170	170	170	170
Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a. Masterclass)**	597	364	597	364
Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)*	3,500	2,248	3,500	2,248
Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.) **	1,240	1,240	1,240	1,240
Investment in Aeon Partners Fund Series DB (Databricks, Inc.)*	716	538	-	-
Investment in Discord Inc.	476	476	476	476
Investment in Thrasio, Inc.	300	-	300	-
Investment in Automation Anywhere, Inc.	476	397	476	397
Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)*	100	109	100	109
Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)*	25	25	25	25
Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)*	25	25	25	25
Investment in AdvEn Inc.	750	750	750	750
Investment in American Bitcoin Corp.	-	-	-	320
Total	$11,515	$12,282	$10,799	$12,064

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investments made in these companies are through both an SPV and direct investments.

The Company recorded an increase in the carrying values of approximately $0.3 million for the three month period ended March 31, 2025.

Investment in Aeon Partners Fund Series DB (Databricks, Inc.)

During the first quarter of 2025, the Company redeemed its interest in Databricks, Inc. for net proceeds of approximately $0.5 million, which resulted in a gain of approximately $28,000.

Investment in American Bitcoin Corp.

On February 18, 2025, the Company announced the creation of American Data Centers Inc. (“ADC”), a strategic venture focused on acquiring, building out and transforming data center campuses across the United States to meet the accelerated demand for advanced computing. On March 31, 2025, ADC completed a series of transactions providing for the launch of American Bitcoin Corp., a strategic initiative focused on industrial-scale Bitcoin mining and strategic Bitcoin reserve development and monetization (the “Transactions”). To effectuate the Transactions, ADC, Hut 8 Corp., a Delaware corporation, and certain of its subsidiaries (“Hut 8”), and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement, pursuant to which Hut 8 contributed to ADC substantially all of Hut 8’s wholly owned ASIC bitcoin miners in exchange for newly issued stock representing 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance. At the closing of the Transactions, ADC changed its name to American Bitcoin Corp. (“American Bitcoin”). In connection with the Transactions, American Bitcoin and Hut 8 also entered into definitive agreements providing for Hut 8 and its personnel to provide day-to-day commercial and operational management services and ASIC colocation services to American Bitcoin, in each case on an exclusive basis for so long as such agreements remain in effect. Hut 8 and its personnel will also provide back-office support services to American Bitcoin pursuant to a shared services agreement with American Bitcoin. As a result of the Transactions, American Bitcoin has become a subsidiary of Hut 8 in which the Company holds a 3.17% minority interest in American Bitcoin. Based upon a recent funding round, the Company adjusted its carrying value of American Bitcoin to be $0.3 million.

Note 6. Notes Receivable

The following table presents the Company’s notes receivable as of March 31, 2025 and December 31, 2024 ($ in thousands):

March 31, 2025

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Raefan Industries LLC	06/30/2025	8%	$-	$-	$-
American Innovative Robotics	04/01/2027	8%	$-	$-	$-

Notes receivable, at fair value - current portion					$-

Notes receivable, at fair value - non-current portion					$-

December 31, 2024

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value
Convergent convertible note	12/2/2024	8%	$-	$-	$-
Raefan Industries LLC	06/30/2025	8%	$-	$-	$-
American Innovative Robotics	04/01/2027	8%	$1,106	$23	$902

Notes receivable, at fair value - current portion					$-

Notes receivable, at fair value - non-current portion					$902

American Innovative Robotics, LLC

The Company recorded interest income of approximately $20,000, and an unrealized gain on the note of approximately $221,000 on the American Innovative Robotics Promissory Note for the three months ended March 31, 2025. The note was fully paid off as of March 24, 2025 resulting in an ending value of $0.

Raefan Industries LLC

During 2024, the Company deemed that the note for Raefan Industries LLC was uncollectible, and as a result, the Company recorded a realized loss as a result of directly writing off the note on Raefan Industries LLC, resulting in an ending value of $0 for the period ended March 31, 2025 and December 31, 2024.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of March 31, 2025, and December 31, 2024 ($ in thousands):

Fair value measured as of March 31, 2025
Significant
		Quoted	other	Significant
	Total at	prices in	observable	unobservable
	March 31,	active markets	inputs	inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$12,555	$12,081	$474	$-
Total marketable securities	$12,555	$12,081	$-	$-
Notes receivable at fair value, current portion	$-	$-	$-	$-
Notes receivable at fair value, non-current portion	$-	$-	$-	$-

	Fair value measured as of December 31, 2024
			Significant
		Quoted	other	Significant
	Total at	prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$5,773	$4,156	$1,617	$-
Total marketable securities	$5,773	$4,156	$-	$-
Notes receivable at fair value, current portion	$-	$-	$-	$3,177
Notes receivable at fair value, non-current portion	$902	$-	$-	$1,129

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Notes receivable at fair value, non-current portion at December 31, 2024	$902
Unrealized gain (loss) on notes receivable	221
Change in interest receivable	20
Collection of principal and interest outstanding	(1,143)
Notes receivable at fair value, non-current portion at March 31, 2025	$-

Notes receivable at fair value, current portion at December 31, 2023	$3,177
Collection of principal outstanding	(250)
Realized and unrealized gain and loss on note receivable, net	(915)
Change in interest receivable	(57)
Notes receivable at fair value, current portion at March 31, 2024	$1,955

Notes receivable at fair value, non-current portion at December 31, 2023	$1,129
Unrealized loss on notes receivable	(1)
Notes receivable at fair value, non-current portion at March 31, 2024	$1,128

Notes Receivable at fair value

As of March 31, 2025, the fair value of the notes receivable was measured taking into consideration cost basis, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors.

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

The tables below represent the Company’s lease assets and liabilities as of March 31, 2025:

March 31,
2025
Assets:
Operating lease right-of-use-assets	$2,892
Liabilities:
Current
Operating	410
Long-term
Operating	2,507
$2,917

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

March 31,
2025
Weighted-average remaining lease term – operating leases (in years)	5.2
Weighted-average discount rate – operating leases	10.0%

During the three months ended March 31, 2025 and 2024, the Company recorded approximately $0.2 million, respectively, of lease expense to current period operations.

Three Months
Ended
March 31,
2025
Operating leases
Operating lease cost	$152
Short-term lease rent expense	23
Net rent expense	$175

Three Months
Ended
March 31,
2024
Operating leases
Operating lease cost	$178
Short-term lease rent expense	22
Net rent expense	$200

As of March 31, 2025, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2025	539
Year Ended December 31, 2026	685
Year Ended December 31, 2027	685
Year Ended December 31, 2028	766
Year Ended December 31, 2029	784
Thereafter	376
Total	3,835
Less present value discount	(918)
Operating lease liabilities	$2,917

Note 9. Net Loss per Share

Basic loss per share of common stock is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding for the period. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock as of the first day of the period. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the three months ended March 31, 2025, and 2024 are as follows:

	As of March 31,
	2025	2024
Convertible preferred stock	34	34
Warrants to purchase common stock	8,175,188	444,796
Restricted stock awards	50,000	136,309
Options to purchase common stock	346,654	420,168
Total	8,571,876	1,001,307

Note 10. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of March 31, 2025, there are 14,704,045 shares of common stock issued and 14,643,897 shares outstanding.

On February 10, 2025, the Company entered into securities purchase agreements with certain accredited investors for the sale by the Company of 1,439,467 registered shares of its common stock, and the same amount of unregistered Series A warrants and unregistered Series B warrants were issued at a combined purchase price of $3.47 per share and accompanying warrants in a direct offering. In a concurrent private placement, the Company entered into securities purchase agreements with certain accredited investors for the sale of 2,436,587 unregistered shares of common stock, and the same amount of unregistered Series A warrants and unregistered Series B warrants were issued at a combined purchase price of $3.47 per share and accompanying warrants (the “February 2025 Financings”). The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire five years from the date of issuance. The Series B warrants are exercisable immediately upon issuance at an exercise price of $4.22 per share and will expire five years from the date of issuance. The net proceeds to the Company from the February 2025 Financings were approximately $13.5 million.

On February 10, 2025, the Company entered into advisory agreements with various individuals who were issued shares of common stock. The agreements are for a term of two years but are cancellable by either party. As part of these agreements, 2,550,000 shares of common stock were issued on February 18, 2025. An additional 850,000 shares may be issued under the terms of the agreements when certain provisions are met which as of the date of grant is probable. These shares are nonforfeitable and thus were fully expensed by the Company at the time of grant. The Company used a Monte Carlo simulation to calculate the grant date fair value of the common stock. The fair value of issued shares amounted to $20,944,000 and is presented in general and administrative expenses on the consolidated statement of operations.

The following were assumptions used in the Company’s fair value analysis:

Risk-free interest rate	4.14%
Estimated maturity date	10 years
Underlying stock price	6.16
Expected volatility	112.5%

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

As of March 31, 2025 and December 31, 2024, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of March 31, 2025 and December 31, 2024, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

Dividends

On February 11, 2025, the board of directors approved a special cash dividend of $0.32 per share payable on March 3, 2025, to holders of common stock and certain warrant holders as of close of business on February 24, 2025. Cash dividends paid in 2025 totaled $7 million and have been charged to accumulated deficit.

Treasury Stock

There are 60,148 shares of treasury stock as of March 31, 2025.

Warrants

A summary of warrant activity for the three months ended March 31, 2025, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	444,796	$29.25	-	1.20
Granted	7,752,108	3.97
Expired	(21,716)	$36.24	-	-
Outstanding as of March 31, 2025	8,175,188	$5.26	-	4.67

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

On February 10, 2025, the Company issued 50,000 shares of the Company’s common stock under the Company’s 2022 Equity Incentive Plan. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value $308,000.

On February 10, 2025 the Company issued 351,851 shares of the Company’s common stock to Messr. Christopher Devall under the Company’s 2022 Equity Incentive Plan. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value $2.1 million.

On February 14, 2025 in connection with the closing of the PIPE, the Committee determined that it is in the best interests of the Company and its stockholders to make a special equity grant to Messr. Anthony Hayes. Pursuant to the Committee’s decision, he received 500,000 shares of the Company’s common stock. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $3.4 million.

On March 11, 2025, the Company executed grant agreements with each of Messrs. Anthony Hayes and Kyle Wool pursuant to their employment agreements with the Company, and in accordance with the Company’s 2022 Equity Incentive Plan. Pursuant to the grant agreements, each received 154,559 shares of the Company’s common stock. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $1.7 million. Additionally, on February 14, 2025 the Company granted an additional 500k shares to Anthony Hayes and Kyle pursuant to their employment agreements with the Company, and in accordance with the Company’s 2022 Equity Incentive Plan. The shares were issued in April, 2025 following a vote by the board and shareholders to approve the additional shares.

See Restricted Stock roll-forward below.

A summary of restricted stock awards activity for the three months ended March 31, 2025, is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Day
	Stock Awards	Fair Value
Nonvested at December 31, 2024	50,000	$0.98
Granted	1,210,969	$7.68
Vested	(1,210,969)	$2.20
Forfeited	-	$-
Nonvested at March 31, 2025	50,000	$0.98

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $7,644,000 and $75,000 for the three months ended March 31, 2025, and 2024, respectively. All stock compensation was recorded as a component of general and administrative expenses.

As of March 31, 2025, there is approximately $36,000 unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for the three months ended March 31, 2025, is presented below:

				Weighted
				Average
		Weighted		Remaining
	Number of	Average	Total Intrinsic	Contractual
	Shares	Exercise Price	Value	Life (in years)
Outstanding as of December 31, 2024	376,654	$4.29	$-	8.2
Employee options expired	(30,000)	$3.36
Employee options forfeited	(307,380)	$3.47	$-	-
Outstanding as of March 31, 2025	39,274	$11.38	$-	6.7
Options vested and exercisable	29,274	$14.12	$-	6.1

Stock-based compensation associated with the amortization of stock option expense was approximately $37,500 and $0.1 million for the three months ended March 31, 2025, and 2024, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $100,000.

Note 11. Revenue

The following table presents our total revenue disaggregated by revenue type for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Underwriting	$5,607	$409
Commissions	2,191	310
Account advisory and management fees	132	341
Other	182	307
Total	$8,112	$1,367

Note 12. Commitments and Contingencies

Legal Proceedings

The Company may be subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries may be named in and subject to various proceedings and claims arising primarily from the Company’s securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims may seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries may also be subject to other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding the Company’s business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. Due to the inherent difficulty of predicting the outcome of litigation and other claims the Company cannot state with certainty what the eventual outcome of potential litigation or other claims will be. Notwithstanding this uncertainty, the Company does not believe that the results of these claims are likely to have a material effect on its financial position or results of operations.

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

Note 13. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of March 31, 2025, Dominari Securities had net capital of approximately $9.39 million, which was approximately $8.98 million in excess of net capital requirement of $0.41 million.

Note 14. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023, and currently holds approximately 30% of Revere’s outstanding equity. From time to time, Company participates in offerings of securities as an underwriter in transactions in which Revere is also participating as an underwriter. On such transactions, the Company earned $368,000 and $20,000 in the three months ending March 31, 2025 and 2024, respectively.

The Company incurred fees on behalf of Series which were intended for future expenses of each Series entity. As of March 31, 2025, such amount was approximately $52,000 and is included in other current liabilities on the accompanying consolidated balance sheet.

During the year December 31, 2024, the Company entered into employee loans with various employees totaling $2.4 million. The terms of the loan agreements range from 3 years to 7 years, with an average annual interest rate of approximately 3.2. The total interest received for the period ended March 31, 2025 was approximately $21,000. As of March 31, 2025, the total outstanding balance of the employee loans was $2.0 million included in loans to employees on the accompanying consolidated balance sheet.

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

The Company earns revenues for managing certain pooled investment vehicles which are related parties. These include the entirety of the management fee revenues ($0.1 million) included within the advisory and management fees caption within the statement of operations. As of March 31, 2025, the total amount of contract liabilities disclosed in Note 2 represented amounts received in advance of revenue earned on managing such related party investment vehicles. In addition to managing these related party pooled investment vehicles, the Company also acts as placement agent and earns placement fees, of which $2.8 million is included in underwriting revenues.

Additionally, on February 4, 2025 the Company deposited $2.5 million from brokerage accounts on behalf of SPV Series XII for the purchase of 1,752. shares of xAI common stock. This is amount is reflected in the due from related party balance on the consolidated balance sheet. The deposit was subsequently repaid to the Company during April, 2025.

Note 15. Segment Reporting

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

	Three Months Ended March 31, 2025
		Legacy
	Dominari	AIkido
	Financial	Pharma	Consolidated
Revenue	$8,112	$-	$8,112
Operating Costs
Compensation and benefits	6,869	28,805	35,695
Professional and consulting fees	647	775	1,422
Data processing	182	-	182
Other expenses	1,475	1,348	2,823
Loss from operations	(1,082)	(30,928)	(32,010)

Other (expenses) income
Interest income	17	42	59
Gain on marketable securities	(910)	(168)	(1,078)
Unrealized loss on note receivable	-	221	221
Change in fair value of investments	-	320	320
Total other (expenses) income	(893)	415	(478)
Net loss	$(1,975)	$(30,513)	$(32,488)
Total assets	19,202	33,103	52,335

	Three Months Ended March 31, 2024
		Legacy
	Dominari	AIkido
	Financial	Pharma	Consolidated
Revenue	$1,367	$-	$1,367
Operating Costs
Compensation and benefits	1,422	727	2,149
Professional and consulting fees	468	489	957
Data processing	148	33	181
Other expenses	523	362	885
Loss from operations	(1194)	(1,611)	(2,805)

Other (expenses) income
Interest income	(29)	193	164
Gain on marketable securities	-	574	574
Unrealized loss on note receivable	-	(915)	(915)
Change in fair value of investments	-	(2,459)	(2,459)
Total other (expenses) income	(29)	(2,607)	(2,636)
Net loss	$(1,223)	$(4,218)	$(5,441)
Total assets	15,337	36,857	52,194

Note 16. Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2025, and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

During the three months ended March 31, 2025 and 2024, we recognized approximately $8.1 million and $1.4 million in revenue from operations, respectively, primarily driven by the commissions and underwriting revenue earned by Dominari Securities and Dominari Manager LLC (“Manager”). During the three months ended March 31, 2025 and 2024, we incurred a loss from operations of approximately $32.0 million and $2.8 million, respectively. The increase in losses from operations was primarily driven by increases in general and administrative costs and expenses, specifically increases in stock based compensation expense of $7.7 million of restricted stock and $20.9 million of advisory agreement shares issued compared to $187k during the same quarter in the prior year.

During the three months ended March 31, 2025 and 2024, other expenses was approximately $0.5 million and $2.6 million, respectively.

The activity described above for the three months ended March 31, 2025 and 2024, is primarily a result of the Company’s continued increase in activities related to the financial services industry, overall volatility in investment valuations due to macroeconomic uncertainty impacting marketable securities and the change in carrying value of long-term equity investments. Specifically:

i.	Marketable securities - we recognized a realized loss of approximately $1 million for the three months ended March 31, 2025. We also recognized an unrealized gain of approximately $210,000 and dividend income of $96,000 for the three months ended March 31, 2025. The decrease of approximately $1.6 million in realized gains over the three months ended March 31, 2024, was driven by both market volatility and an decrease in sale activity resulting in less realized gains.

ii.	Notes receivable - we recognized $0.2 million realized and unrealized gain over the three months ended March 31, 2025, versus $0.9 million loss during the three months ended March 31, 2024 on notes receivable.

iii.	Long-term equity investments - changes over the three months ended March 31, 2025 and 2024 are a function of observable market transactions which resulted in a increase of approximately $0.3 million on the adjusted carrying value of the investments for the three months ended March 31, 2025, which is an increase of approximately $2.8 million from the three months ended March 31, 2024.

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $28.5 million as of March 31, 2025. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2025 and 2024, net cash provided by/(used in) operations was approximately $1.2 million and $(8.6) million, respectively. The cash provided by operating activities for the three months ended March 31, 2025, is primarily attributable to decreases in receivable from clearing brokers of $4.8 million, increase in accrued commissions of $1.2 million, increase in stock based comp of $28.6 million, changes in operating assets and liabilities of approximately $1.7 million, realized loss on marketable securities of approximately $1.4 million, offset by a net loss of approximately $32.4 million and increase in due from related party of $2.5 million. The cash used in operating activities for the three months ended March 31, 2024, is primarily attributable to a net loss of approximately $5.4 million, approximately $0.5 million of unrealized gain on marketable securities increase in clearing broker deposits of $6.4 million, partially offset by change in carrying value of long term investments of approximately $2.5 million, and changes in operating assets and liabilities of $1.3 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2025 and 2024, net cash (used in) provided by investing activities was approximately $(5.4) million and $7.7 million, respectively. The cash used in investing activities for the three months ended March 31, 2025, primarily resulted from our purchases of marketable securities of approximately $9.6 million, partially offset by sale of marketable securities of $1.0 million collection of principal on notes receivable of $1.1 million, sale of long term investments $0.5 million and collection of principal from employee loans of $0.1 million. The cash provided by investing activities for the three months ended March 31, 2024, primarily resulted from our sale of marketable securities of approximately $8.8 million and collection of principal on notes receivable $0.2 million, partially offset by funds to employee loans $(1.3) million.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, cash provided by financing activities was approximately $6.4 million, primarily driven by fund raising related to issuance of common stock of $13.5 million, partially offset by payment of dividends $(7.1) million. For the three months ended March 31, 2024, there are no cash flows from financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonably possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

As of December 31, 2024, due to staffing and resource constraints, the Company required significant additional time to close the books and records. Management after year end, continued to perform its account reconciliations which required further adjustments to be recorded. As such, information technology, business processes and financial reporting controls were deemed to be ineffective due to (a) the lack of personnel to ensure the books and records are closed accurately and on a timely basis, (b) lack of proper review over the accounting for certain notes receivable accounted for at fair value, (c) the lack of appropriate segregation of duties, (d) certain general information technology control deficiencies regarding user access provisioning and administrative access review, and (e) insufficient documentation to support and evidence the design and implementation of controls.

Changes in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as of the quarter ended March 31, 2025. The Company is actively increasing the quantity and quality of our internal accounting personnel and has engaged external valuation specialists and accounting advisors with financial reporting expertise, so as to provide the Company with resources sufficient to properly design and implement internal controls which will prevent and detect material misstatements to the financial statements in a timely manner.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K, which was filed with the SEC on April 15, 2025. Any of our previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

DOMINARI HOLDINGS INC.

Date: May 12, 2025	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)