Form 10-Q
period 2025-06-30
Dominari Holdings Inc.
filed 2025-08-11
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

As of August 8, 2025 there were 15,378,586 shares of the Company’s common stock issued and 15,318,438 shares outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$9,469	$4,079
Marketable securities	18,772	5,773
Receivable from clearing brokers	30,986	17,279
Prepaid expenses and other assets	1,124	1,019
Total current assets	60,351	28,150

Property and equipment, net	187	239
Notes receivable, at fair value - non-current portion	-	902
Long term equity investments	43,744	12,282
Loans to employees	1,865	2,150
Right-of-use assets	2,733	2,944
Security deposit	458	458
Total assets	$109,338	$47,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,610	$919
Accrued commissions	13,005	2,057
Lease liability - current	418	410
Contract liabilities – current	436	240
Other current liabilities	65	157
Total current liabilities	16,534	3,783

Lease liability, less current portion	2,442	2,629
Contract liabilities, less current portion	1,762	860
Total liabilities	20,738	7,272

Stockholders’ equity
Preferred stock, $0.0001 par value, 50,000,000 authorized
Convertible Preferred Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of June 30, 2025 and December 31, 2024; liquidation value of $0.0001 per share	-	-
Convertible Preferred Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of June 30, 2025 and December 31, 2024; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,295,930 and 7,037,022 shares issued as of June 30, 2025 and December 31, 2024, respectively; 15,235,782 and 6,976,874 shares outstanding as of June 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	334,475	263,820
Treasury stock, as of cost, 60,148 shares as of June 30, 2025 and December 31, 2024	(501)	(501)
Accumulated deficit	(246,424)	(223,466)
Non-controlling interests	1,050	-
Total stockholders’ equity	88,600	39,853
Total liabilities and stockholders’ equity	$109,338	$47,125

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$34,095	$6,174	$42,206	$7,541

Operating costs and expenses
General and administrative	$53,521	$8,910	$93,642	$13,082
Total operating expenses	53,521	8,910	93,642	13,082
Loss from operations	(19,426)	(2,736)	(51,436)	(5,541)

Other income (expenses)
Interest income	364	285	423	449
Gain on marketable securities, net	5,042	104	3,964	678
Realized and unrealized gain (loss) on note receivable, net	-	(742)	221	(1,657)
Change in fair value of investments	31,680	(3,031)	32,000	(5,490)
Total other income (expenses)	37,086	(3,384)	36,608	(6,020)
Net income (loss)	$17,660	$(6,120)	$(14,828)	$(11,561)

Less: Net profit attributable to non-controlling interests	1,050	-	1,050	-
Net income (loss) attributable to common stockholders of Dominari Holdings Inc.	$16,610	$(6,120)	$(15,878)	$(11,561)

Net income (loss) per share, basic and diluted
Basic and Diluted	$1.12	$(1.01)	$(1.24)	$(1.92)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	14,830,534	6,063,003	12,814,079	6,029,034

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended June 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Dominari Holding Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at March 31, 2025	4,659	$-	14,704,045	$-	$305,963	60,148	$(501)	$(263,034)	$42,428	$-	$42,428
Stock-based compensation	-	-	-		26,173	-	-	-	26,173		26,173
Issuance of common stock	-	-	591,885		2,339	-	-	-	2,339		2,339
Shares issued under Advisory Agreements			-		-			-	-		-
Dividends Issued								-	-	-
Net income	-	-	-	-	-	-	-	16,610	16,610	1,050	17,660
Balance at June 30, 2025	4,659	$-	15,295,930	$-	$334,475	60,148	$(501)	$(246,424)	$87,550	$1,050	$88,600

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Dominari Holding Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at March 31, 2024	4,659	$-	5,995,065	$-	$262,374	60,148	$(501)	$(214,204)	$47,669	$-	$47,669
Stock-based compensation	-	-	309,118	-	810	-	-	-	810	-	810
Net loss	-	-	-	-	-	-	-	(6,120)	(6,120)	-	(6,120)
Balance at June 30, 2024	4,659	$-	6,304,183	$-	$263,184	60,148	$(501)	$(220,324)	$42,359	$-	$42,359

See accompanying notes to unaudited condensed consolidated financial statements

For the Six Months Ended June 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Dominari Holding Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2024	4,659	$-	7,037,022	$-	$263,820	60,148	$(501)	$(223,466)	$39,853	$-	$39,853
Stock-based compensation	-	-	1,240,969	-	33,855	-	-	-	33,855	-	33,855
Issuance of Common Stock			3,876,054		13,517				13,517		13,517
Issuance of Common Stock from warrants exercised			591,885		2,339				2,339		2,339
Shares issued under Advisory Agreements			2,550,000		20,944				20,944		20,944
Dividends issued								(7,080)	(7,080)	-	(7,080)
Net (loss)/income	-	-	-	-	-	-	-	(15,878)	(15,878)	1,050	(14,828)
Balance at June 30, 2025	4,659	$-	15,295,930	$-	$334,475	60,148	$(501)	$(246,424)	$87,550	$1,050	$88,600

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Dominari Holding Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2023	4,659	$-	5,995,065	$-	$262,187	60,148	$(501)	$(208,763)	$52,923	$-	$52,923
Stock-based compensation	-	-	309,118	-	997	-	-	-	997	-	997
Net loss	-	-	-	-	-	-	-	(11,561)	(11,561)	-	(11,561)
Balance at June 30, 2024	4,659	$-	6,304,183	$-	$263,184	60,148	$(501)	$(220,324)	$42,359	$-	$42,359

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(14,828)	$(11,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	211	189
Depreciation	52	52
Change in carrying value of long-term investment	(32,000)	5,490
Non-cash warrant revenue	(2,994)	-
Stock-based compensation	54,799	997
Realized loss (gain) on marketable securities	1,414	(3,330)
Unrealized (gain) loss on marketable securities	(5,185)	2,940
Realized and unrealized (gain) loss on note receivable	(221)	1,657
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(106)	(78)
Receivable from clearing brokers	(13,707)	(5,678)
Accounts payable and accrued expenses	1,691	(92)
Accrued salaries and benefits	-	65
Accrued commissions	10,948	1,877
Lease liabilities	(179)	(205)
Contract liabilities	1,098	-
Other current liabilities	(92)	434
Notes receivable, at fair value - net interest accrued	(20)	58
Net cash provided by (used in) operating activities	882	(7,185)

Cash flows from investing activities
Purchase of marketable securities	(13,086)	(3,963)
Sale of marketable securities	6,852	11,580
Collection of principal on note receivable	1,143	500
Sale of long-term equity investments	538	3,500
Loans to employees	-	(1,340)
Purchase of short-term and long-term investments	-	(125)
Collection of loans to employees	285	2
Net cash (used in) provided by investing activities	(4,268)	10,154

Cash flows from financing activities
Cash paid for dividends	(7,080)	-
Cash received from issuance of common stock	13,517
Cash received from issuance of common stock for warrants exercised	2,339	-
Net cash provided by financing activities	8,776	-

Net increase in cash and cash equivalents and restricted cash	5,390	2,969
Cash and cash equivalents, beginning of period	4,079	2,833

Cash and cash equivalents, end of period	$9,469	$5,802

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business and Recent Developments

Organization and Description of Business

Dominari Holdings Inc. (the “Company”), formerly Aikido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. The Company is in the process of winding down its historical pipeline of biotechnology assets held by Dominari Labs, LLC (formerly Aikido Labs, LLC). In an effort to enhance shareholder value, in June of 2022, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari Financial”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari Financial, the Company acquired Dominari Securities LLC (“Dominari Securities”), an introducing broker- dealer, a member of the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”). Dominari Securities is also licensed to provide investment advisory services and annuity and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers.

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

On June 17, 2025, the Company entered into two Limited Liability Agreements with American Ventures Management LLC (“AV Manager”) and American Ventures IM LLC (“AV Investment Manager”). The Company holds a ninety percent (90%) Membership Interest in each, and their operations are included within the consolidated financial statements of Dominari Holdings Inc. AV Manager was named as the manager of American Ventures LLC (the “AV Master SPV”), a series limited liability company formed by AV Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AV Master SPV. AV Investment Manager was named the investment manager of the AV Master SPV and is responsible for providing investment advice and decisions on behalf of the AV Master SPV. AV Manager and AV Investment Manager are the managing members of AV Master SPV and may not be removed without their respective consent. The other members of AV Master SPV are the passive investing members of each series of funds (the “AV Series”) established under the AV Master SPV. The AV Manager established various AV Series of the AV Master SPV for the purpose of making investments in companies identified by the AV Investment Manager with proceeds generated by the sale of non-voting interests in such AV Series by the AV Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

Note 2. Liquidity and Capital Resources

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding cash flows from operating and investing activities. While the Company continues to implement its business strategy, it intends to finance its activities through managing current cash on hand from the Company’s past equity offerings.

As of June 30, 2025, the Company has approximately $9.5 million of cash and cash equivalents and $18.8 million of marketable securities. Additionally, the Company had approximately $31.0 million in receivable from clearing brokers. All of such funds are available to fund the Company’s operations. Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations to fund its operations for at least the next twelve months from the date of the issuance of these consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2024 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of June 30, 2025, condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the membership interest or outstanding voting stock. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Dominari Labs LLC (formerly, Aikido Labs LLC), Dominari Financial, and Dominari Securities. All significant intercompany balances and transactions have been eliminated in consolidation.

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. The Company has determined it is not the primary beneficiary of DFH and thus will not consolidate the activities in its consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of June 30, 2025, there has been no material activity in DFHS.

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

Receivable from Clearing Brokers

Receivable from Dominari Securities’ clearing brokers consisted of approximately $0.5 million in good faith deposits maintained by the Company with its clearing brokers as of June 30, 2025. The Company also has amounts with the clearing brokers held in cash in the amount of $19.1 million which consisted of $15.5 million of liquid insured deposits and $3.6 million of commissions receivable and $10.5 million of carried interest fees receivable as of June 30, 2025. The carried interest receivable was received during Q3 2025. Receivable from Dominari Securities’ clearing brokers consisted of approximately $14.4 million of liquid insured deposits, $1.3 million of commissions receivable and $0.6 million of good faith deposits maintained by the Company with its clearing brokers as of December 31, 2024. Such amount is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its clearing brokers to make required payments. Management considers the following factors when determining the collectability of specific accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. As of June 30, 2025 and December 31, 2024 an allowance for credit losses was not deemed necessary.

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

●	Commissions are earned by executing transactions for clients primarily in equity, equity-related, and debt products. Commission revenue associated with trade execution are recognized at a point in time on trade-date. Commissions revenue are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date and are included in receivable from clearing brokers on the accompanying consolidated balance sheet.

●	Account advisory and management fees are two revenue streams which are both recognized over time. Please see further description below:

o	The Company earns revenue for performing account advisory and investment advisory services for customers based on contractually fixed rates applied, as a percentage, to the market value of assets in a customer’s account. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The performance obligation for investment advisory services is considered a series of distinct services that are substantially the same and are satisfied each day of the contract and are recognized as revenue over time. Investment advisory fees are payable in arrears on a quarterly basis.

o	Management fees represent asset-based fees received in exchange for providing management services to certain related party pooled investment vehicles (funds). These fees are charged based upon contractually fixed rates applied, as a percentage, to the total assets of those pooled investment vehicles managed by the Company at the date upon which an investor subscribes into the fund, subsequently deferred. The Company recognizes these revenues over time as the Company has determined that the customer simultaneously receives and consumes the benefits of the management services as they are provided. Revenues are typically recognized over a period of five years, which the Company has estimated to be a reasonable estimate of the period during which the Company shall provide management services.

o	Contract liabilities relate to payments received in advance of performance under the contract and are the result of remaining performance obligations for management services. Contract liabilities are recognized as revenues when the Company provides ongoing investment management services. As of December 31, 2024, the Company recognized $1.1 million of contract liabilities of which $0.2 million was expected to be recognized within a year. As of June 30, 2025, the Company recognized $2.2 million of contract liabilities of which $0.4 million is expected to be recognized within a year. The remaining balance is expected to be recognized through 2030. During the six months ended June 30, 2025, the Company recognized revenue of $0.2 million that was included in contract liabilities as of June 30, 2025. During the three months ended June 30, 2025, the Company recognized revenue of $0.1 million that was included in contract liabilities as of June 30, 2025. There was no revenue associated with contract liabilities for the period ended June 30, 2024.

o	Carried interest fees are earned based on performance of the vehicle during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each vehicle’s governing agreements. Carried interest is a form of variable consideration in the Company’s contracts with investment management customers and is fully constrained at contract inception. Carried interest fees are not recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. During the six months ended June 30, 2025 the Company recognized carried interest of $10.5 million which had not been received as of June 30, 2025.Such amount is included in receivable from broker on the accompanying consolidated balance sheet.

●	Other revenue includes amounts recognized over time and at a point in time. Amounts recognized over time are recognized ratably over the period that such services are provided which are distinct from the services provided in other periods. Types of other revenue include trailing fees for mutual funds 12b- 1, variable annuity, fixed annuities, and insurance products. These trailing fees are paid by product partners for ongoing services and/or advice provided to underlying investor accounts. Trailing fees are recognized as income when earned, usually monthly or quarterly as net asset value is determined. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable.

Long-term equity investments

The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments-Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Any equity securities with a readily determinable fair value are included within marketable securities on the accompanying consolidated balance sheet. Equity securities without readily determinable fair values are accounted for either at net asset value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Recently adopted accounting standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard requires all entities subject to income taxes to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirement is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period, an entity disclose more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements

Effect of new accounting pronouncements to be adopted in future periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on these unaudited condensed consolidated financial statements.

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2025 and 2024, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gain (loss)	$(30)	$2,360	$(1,414)	$3,330
Unrealized gain (loss)	4,975	(2,353)	5,185	(2,940)
Dividend income	97	97	193	288
Total	$5,042	$104	$3,964	$678

Note 5. Long Term Equity Investments

The Company holds interests in several privately held companies as long-term investments. The following table presents the Company’s long-term investments as of June 30, 2025, and December 31, 2024 ($ in thousands):

	December 31, 2024		June 30, 2025
	Cost Basis	Carrying Value	Cost Basis	Carrying Value
Investment in Kerna Health	$2,140	$4,940	$2,140	$4,940
Investment in Revere Master SPV Series 1 (Qxpress Pte Ltd)*	1,000	1,000	1,000	1,000
Investment in MW LSV MasterClass, LLC (Yanka Industries, Inc. d.b.a. Masterclass)*	170	170	170	170
Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a. Kraken)**	597	364	597	364
Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)*	3,500	2,248	3,500	2,248
Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.) **	1,240	1,240	1,240	1,240
Investment in Aeon Partners Fund Series DB (Databricks, Inc.)*	716	538	-	-
Investment in Discord Inc.	476	476	476	476
Investment in Thrasio, Inc.	300	-	300	-
Investment in Automation Anywhere, Inc.	476	397	476	397
Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)*	100	109	100	109
Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)*	25	25	25	25
Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)*	25	25	25	25
Investment in AdvEn Inc.	750	750	750	750
Investment in American Bitcoin Corp.	-	-	-	32,000
Total	$11,515	$12,282	$10,799	$43,744

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investments made in these companies are through both an SPV and direct investments.

The Company recorded an increase in the carrying values of approximately $31.7 million and a decrease of approximately $3.0 million for the three month period ended June 30, 2025 and 2024, respectively. The Company recorded an increase in the carrying values of approximately $32.0 million and a decrease of approximately $5.5 million for the six month period ended June 30, 2025 and 2024, respectively.

Investment in Aeon Partners Fund Series DB (Databricks, Inc.)

During the first quarter of 2025, the Company redeemed its interest in Databricks, Inc. for net proceeds of approximately $0.5 million, which resulted in a gain of approximately $28,000.

Investment in American Bitcoin Corp.

On February 18, 2025, the Company announced the creation of American Data Centers Inc. (“ADC”), a strategic venture focused on acquiring, building out and transforming data center campuses across the United States to meet the accelerated demand for advanced computing. On March 31, 2025, ADC completed a series of transactions providing for the launch of American Bitcoin Corp., a strategic initiative focused on industrial- scale Bitcoin mining and strategic Bitcoin reserve development and monetization (the “Transactions”). To effectuate the Transactions, ADC, Hut 8 Corp., a Delaware corporation, and certain of its subsidiaries (“Hut 8”), and the stockholders of ADC entered into a Contribution and Stock Purchase Agreement, pursuant to which Hut 8 contributed to ADC substantially all of Hut 8’s wholly owned ASIC bitcoin miners in exchange for newly issued stock representing 80% of the issued and outstanding equity interests of ADC after giving effect to the issuance. At the closing of the Transactions, ADC changed its name to American Bitcoin Corp. (“American Bitcoin”). In connection with the Transactions, American Bitcoin and Hut 8 also entered into definitive agreements providing for Hut 8 and its personnel to provide day-to-day commercial and operational management services and ASIC colocation services to American Bitcoin, in each case on an exclusive basis for so long as such agreements remain in effect. Hut 8 and its personnel will also provide back-office support services to American Bitcoin pursuant to a shared services agreement with American Bitcoin. As a result of the Transactions, American Bitcoin became a subsidiary of Hut 8 in which the Company held a 3.17% minority interest in American Bitcoin.

On June 27, 2025, American Bitcoin consummated a private placement (the “Private Placement”) pursuant to which it raised gross proceeds of approximately $220 million from the sale of American Bitcoin’s Class A common stock at a per share purchase price of $20. The Company’s wholly owned subsidiary, Dominari Securities, acted as placement agent for the transaction. The Company holds 1.6 million shares of American Bitcoin Class B common stock. The Class A and Class B common stock have the same rights, powers and privileges and are identical in all respects as to all matters. As a result of the Private Placement, the Company holds an approximate 2.6% minority interest in American Bitcoin and adjusted the carrying value of its 1.6 million shares of American Bitcoin’s Class B common stock, which is exchangeable with the Class A common stock on a one for one basis, to $32 million as of June 30, 2025.

On May 9, Gryphon Digital Mining, Inc. (NASDAQ:GRYP), a bitcoin mining company that offers carbon-neutral bitcoin mining and digital mining operations, entered into a definitive merger agreement with American Bitcoin Corp. to form a combined company that would operate under the brand American Bitcoin and be led by the board of directors of American Bitcoin. The transaction is expected to close as early as Q3 2025, and management anticipates the combined company to trade on NASDAQ under the ticker symbol “ABTC”.

Note 6. Notes Receivable

The following table presents the Company’s notes receivable as of June 30, 2025 and December 31, 2024 ($ in thousands):

June 30, 2025

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

American Innovative Robotics, LLC

The Company recorded interest income of approximately $20,000, and an unrealized gain on the note of approximately $221,000 on the American Innovative Robotics Promissory Note for the six months ended June 30, 2025. The note was fully paid off as of March 24, 2025 resulting in an ending value of $0.

Raefan Industries LLC

During 2024, the Company deemed that the note for Raefan Industries LLC was uncollectible, and as a result, the Company recorded a realized loss as a result of directly writing off the note on Raefan Industries LLC, resulting in an ending value of $0 for the period ended June 30, 2025 and December 31, 2024. On June 30, 2025, the Company executed a Note Modification Agreement to extend the maturity date of the note to December 31, 2025. As of June 30, 2025, the Company maintained the note as uncollectible and fully written off.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of June 30, 2025, and December 31, 2024 ($ in thousands):

Fair value measured as of June 30, 2025
		Quoted	Significant
	Total at June 30,	prices in active markets	other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$18,772	$11,700	$7,072	$-
Total marketable securities	$18,772	$11,700	$-	$-
Notes receivable at fair value, current portion	$-	$-	$-	$-
Notes receivable at fair value, non-current portion	$-	$-	$-	$-

	Fair value measured as of December 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Total at December 31,	active markets	observable inputs	unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$5,773	$4,156	$1,617	$-
Total marketable securities	$5,773	$4,156	$-	$-
Notes receivable at fair value, current portion	$-	$-	$-	$-
Notes receivable at fair value, non-current portion	$902	$-	$-	$902

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Notes receivable at fair value, non-current portion at December 31, 2024	$902
Unrealized gain (loss) on notes receivable	221
Change in interest receivable	20
Collection of principal and interest outstanding	(1,143)
Notes receivable at fair value, non-current portion at June 30, 2025	$-

Notes receivable at fair value, current portion at December 31, 2023	$3,177
Collection of principal outstanding	(500)
Realized and unrealized gain and loss on note receivable, net	(1,657)
Change in interest receivable	(56)
Notes receivable at fair value, current portion at June 30, 2024	$964

Notes receivable at fair value, non-current portion at December 31, 2023	$1,129
Unrealized loss on notes receivable	(1)
Notes receivable at fair value, non-current portion at June 30, 2024	$1,128

Notes Receivable at fair value

As of June 30, 2025, the fair value of the notes receivable was measured taking into consideration cost basis, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors.

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

The tables below represent the Company’s lease assets and liabilities as of June 30, 2025:

June 30, 2025
Assets:
Operating lease right-of-use-assets	$2,733
Liabilities:
Current
Operating	418
Long-term
Operating	2,442
$2,860

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

June 30, 2025
Weighted-average remaining lease term - operating leases (in years)	5.0
Weighted-average discount rate - operating leases	10.0%

During the three and six months ended June 30, 2025 and 2024, the Company recorded approximately $0.2 million and 0$.4 million, respectively, of lease expense to current period operations.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2025	2025
Operating leases
Operating lease cost	$178	$357
Short-term lease rent expense	23	45
Net rent expense	$201	$402

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Operating leases
Operating lease cost	$178	$356
Short-term lease rent expense	23	45
Net rent expense	$201	$401

Supplemental cash flow information related to leases were as follows:

Six Months
Ended
June 30,
2025
Operating cash flows - operating leases	$324

As of June 30, 2025, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2025	361
Year Ended December 31, 2026	685
Year Ended December 31, 2027	698
Year Ended December 31, 2028	766
Year Ended December 31, 2029	784
Thereafter	376
Total	3,670
Less present value discount	(810)
Operating lease liabilities	$2,860

Note 9. Net Income (Loss) per Share

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the six months ended June 30, 2025, and 2024 are as follows:

	As of June 30,
	2025	2024
Convertible preferred stock	34	34
Warrants to purchase common stock	7,517,421	444,796
Restricted stock awards	50,000	-
Options to purchase common stock	10,346,654	31,193
Total	17,914,109	476,023

Note 10. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of June 30, 2025, there are 15,295,930 shares of common stock issued and 15,235,782 shares outstanding.

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

During the period April 1, 2025 to June 30, 2025 warrants were exercised by various individuals resulting in additional common stock issuance of 591,885 shares generating cash proceeds of $2.3 million which is included in additional paid-in capital on the statement of equity.

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

As of June 30, 2025 and December 31, 2024, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of June 30, 2025 and December 31, 2024, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

Dividends

On February 11, 2025, the board of directors approved a special cash dividend of $0.32 per share payable on March 3, 2025, to holders of common stock and certain warrant holders as of close of business on February 24, 2025. Cash dividends paid in 2025 totaled $7 million and have been charged to accumulated deficit.

Treasury Stock

There are 60,148 shares of treasury stock as of June 30, 2025.

Warrants

A summary of warrant activity for the six months ended June 30, 2025, is presented below:

		Weighted		Weighted Average Remaining
		Average Exercise	Total Intrinsic	Contractual Life
	Warrants	Price	Value	(in years)
Outstanding as of December 31, 2024	444,796	$29.25	-	1.20
Granted	7,752,108	3.97
Expired	(87,598)	$28.74	-	-
Exercised	(591,885)	3.94
Outstanding as of June 30, 2025	7,517,421	$5.22	-	4.44

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

On February 12, 2025 in connection with the closing of the PIPE, the Committee determined that it is in the best interests of the Company and its stockholders to make a special equity grant to Messr. Anthony Hayes. Pursuant to the Committee’s decision, he received 500,000 shares of the Company’s common stock. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $3.4 million.

On March 11, 2025, the Company executed grant agreements with each of Messrs. Anthony Hayes and Kyle Wool pursuant to their employment agreements with the Company, and in accordance with the Company’s 2022 Equity Incentive Plan. Pursuant to the grant agreements, each received 154,559 shares of the Company’s common stock. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $1.7 million. Additionally, on February 10, 2025, the Company granted an additional 5 million fully vested nonqualified stock options (each, a “Performance Award” and collectively, the “Performance Awards”) each to Anthony Hayes and Kyle Wool conditioned upon either the Company’s shareholders approving the Performance Awards or approving an increase in the share reserve of the Company’s 2022 Equity Incentive Plan (the “Plan”) such that the full number of shares underlying the Performance Awards could be delivered under the Plan. On April 1, 2025, following a special meeting of shareholders, the Company’s shareholders voted to approve an increase in the Plan’s share reserve allowing the Performance Awards to be delivered under the Plan. As of June 30, 2025, the Company recorded an expense of $26.1 million for the Performance Awards.

See Restricted Stock roll-forward below.

A summary of restricted stock awards activity for the six months ended June 30, 2025, is presented below:

		Weighted
	Number of	Average
	Restricted Stock Awards	Grant Day Fair Value
Nonvested at December 31, 2024	50,000	$0.98
Granted	1,210,969	$6.11
Vested	(1,210,969)	$2.20
Forfeited	-	$-
Nonvested at June 30, 2025	50,000	$0.98

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $7,657,000 and $75,000 for the six months ended June 30, 2025, and 2024, respectively. Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $12,000 and $75,000 for the three months ended June 30, 2025, and 2024, respectively All stock compensation was recorded as a component of general and administrative expenses.

As of June 30, 2025, there is approximately $25,000 unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2025, is presented below:

				Weighted
				Average
		Weighted	Total	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life (in years)
Outstanding as of December 31, 2024	376,654	$4.29	$-	8.2
Employee options granted	10,000,000	$3.85		9.8
Employee options expired	(103,334)	$3.21
Employee options forfeited	(307,560)	$3.47	$47,267	-
Outstanding as of June 30, 2025	10,346,654	$3.87	$123,633	9.7
Options vested and exercisable	10,212,604	$3.87	$74,615	9.7

Stock-based compensation associated with the amortization of stock option expense was approximately $26,198,600 and $0.1 million for the three months ended June 30, 2025, and 2024, respectively. Stock-based compensation associated with the amortization of stock option expense was approximately $33,855,000 and $0 million for the six months ended June 30, 2025, and 2024, respectively. All stock compensation was recorded as a component of general and administrative expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $68,000.

Non-controlling Interest

As previously discussed, the Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the statement of changes in equity. After June 30, 2025 the entire amount of $1.05 million attributable to non-controlling interests was distributed.

Note 11. Revenue

The following table presents our total revenue disaggregated by revenue type for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Underwriting	$14,954	$4,057	$20,560	$4,723
Commissions	8,021	1,775	10,212	2,085
Account advisory and management fees	154	96	286	437
Carried interest fees	10,500	-	10,500	-
Other	466	246	648	296
Total	$34,095	$6,174	$42,206	$7,541

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

Note 13. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of June 30, 2025, Dominari Securities had net capital of approximately $16.77 million, which was approximately$15.68 million in excess of net capital requirement of $1.09 million.

Note 14. Related Party Transaction

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023, and held approximately 30% of Revere’s outstanding equity until May 20, 2025. From time to time, Company participates in offerings of securities as an underwriter in transactions in which Revere is also participating as an underwriter. On such transactions, the Company earned $310,405 and $103,470 in the three months ending June 30, 2025 and 2024, respectively. On such transactions, the Company earned $318,405 and $123,470 in the six months ending June 30, 2025 and 2024, respectively. As of May 20, 2025, Kyle Wool no longer holds an equity interest in Revere.

The Company collected fees on behalf of Series which were intended for future expenses of each Series entity. As of June 30, 2025, such amount was approximately $53,000 and is included in other current liabilities on the accompanying consolidated balance sheet.

During the year ended December 31, 2024, the Company entered into employee loans with various employees totaling $2.4 million. The terms of the loan agreements range from 3 years to 7 years, with an average annual interest rate of approximately 3.2%. The total interest received for the period ended June 30, 2025 was approximately $41,000. As of June 30, 2025, the total outstanding balance of the employee loans was $1.87 million included in loans to employees on the accompanying consolidated balance sheet.

Certain of the Company’s investments are made through related party special purpose vehicles. These are included within Note 5 of the consolidated financial statements and include the following investments: investment in Revere Master SPV Series 1 (Qxpress Pte Ltd), investment in Revere Master SPV Series VI (TessPay, Inc.), investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI), investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.), and investment in Dominari Master SPV LLC Series XII (Groq, Inc.).

The Company earns revenues for managing certain pooled investment vehicles which are related parties. These include the entirety of the management fee revenues ($0.2 million) included within the advisory and management fees caption within the statement of operations. As of June 30, 2025, the total amount of contract liabilities disclosed in Note 2 represented amounts received in advance of revenue earned on managing such related party investment vehicles.

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

The Company operates in two reportable business segments: (1) Dominari Financial and (2) Legacy AIkido. The Dominari Financial reportable business segment represents the Company’s broker-dealer business, which is composed of mostly underwriting and transactional service activities. The Legacy AIkido reportable business segment includes Dominari Labs (formerly Aikido Labs), which manages the investments holdings of the legacy entity. Prior to the FPS Acquisition, the Company operated as a single operating segment comprised of Legacy AIkido.

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

	Three Months Ended June 30, 2025
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$34,095	$-	$34,095
Operating Costs
Compensation and benefits	30,540	19,752	50,292
Professional and consulting fees	711	495	1,206
Data processing	177	-	177
Other (income)/expenses	(742)	2,588	1,846
Loss from operations	3,409	(22,835)	(19,426)

Other (expenses) income
Interest income	364	-	364
Gain on marketable securities	4,236	806	5,042
Change in fair value of investments	-	31,680	31,680
Total other (expenses) income	4,600	32,486	37,086
Net gain	$8,009	$9,651	$17,660
Noncontrolling interests	1,050	-	1,050
Net gain attributable to common stock holders of Dominari Holdings	6,959	9,651	16,610
Total assets	44,976	63,312	108,288

	Six Months Ended June 30, 2025
	Dominari	Legacy AIkido
	Financial	Pharma	Consolidated
Revenue	$42,206	$-	$42,206
Operating Costs
Compensation and benefits	37,430	48,557	85,987
Professional and consulting fees	1,358	1,269	2,627
Data processing	359	-	359
Other expenses	733	3,936	4,669
Loss from operations	2,326	(53,762)	(51,436)

Other (expenses) income
Interest income	381	42	423
Gain on marketable securities	3,326	638	3,964
Unrealized loss on note receivable	-	221	221
Change in fair value of investments	-	32,000	32,000
Total other (expenses) income	3,707	32,901	36,608
Net loss	$6,033	$(20,861)	$(14,828)
Noncontrolling interests	1,050	-	1,050
Net gain attributable to common stock holders of Dominari Holdings	4,983	(20,861)	(15,878)
Total assets	44,976	63,312	108,288

	Three Months Ended June 30, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$5,503	$671	$6,174
Operating Costs
Compensation and benefits	4,962	1,725	6,687
Professional and consulting fees	293	168	461
Data processing	227	12	239
Other expenses	847	676	1,523
Loss from operations	(826)	(1,910)	(2,736)

Other (expenses) income
Interest income	205	80	285
Gain on marketable securities	-	104	104
Unrealized loss on note receivable	-	(742)	(742)
Change in fair value of investments	-	(3,031)	(3,031)
Total other (expenses) income	205	(3,589)	(3,384)
Net loss	$(621)	$(5,499)	$(6,120)
Total assets	17,361	31,712	49,073

	Six Months Ended June 30, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$6,870	$671	$7,541
Operating Costs
Compensation and benefits	6,384	2,452	8,836
Professional and consulting fees	761	657	1,418
Data processing	375	45	420
Other expenses	1,370	1,038	2,408
Loss from operations	(2,020)	(3,521)	(5,541)

Other (expenses) income
Interest income	341	108	449
Gain on marketable securities	-	678	678
Unrealized loss on note receivable	-	(1,657)	(1,657)
Change in fair value of investments	-	(5,490)	(5,490)
Total other (expenses) income	341	(6,361)	(6,020)
Net loss	$(1,679)	$(9,882)	$(11,561)
Total assets	17,361	31,712	49,073

Note 16. Income Taxes

The Company recorded no income tax expense for the six months ended June 30, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2025, and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

On June 17, 2025, the Company entered into two Limited Liability Agreements with American Ventures Management LLC (“AV Manager”) and American Ventures IM LLC (“AV Investment Manager”) and was assigned ninety percent (90%) Membership Interest in each, which are both ninety percent (90%) majority owned subsidiaries of the Company and whose operations are included within the consolidated financial statements of Dominari Holdings Inc. AV Manager was named as the manager of American Ventures LLC (the “AV Master SPV”), a series limited liability company formed by AV Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AV Master SPV. AV Investment Manager was named the investment manager of the AV Master SPV and is responsible for providing investment advice and decisions on behalf of the AV Master SPV. AV Manager and AV Investment Manager are the managing members of AV Master SPV and may not be removed without their respective consent. The other members of AV Master SPV are the passive investing members of each series of funds (the “AV Series”) established under the AV Master SPV. The AV Manager established various AV Series of the AV Master SPV for the purpose of making investments in companies identified by the AV Investment Manager with proceeds generated by the sale of non-voting interests in such AV Series by the AV Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates discussed in the Form 10- K.

Refer to Note 3 of the Annual Report for a discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended June 30, 2025, compared to the three months ended June 30, 2024

During the three months ended June 30, 2025 and 2024, we recognized approximately $34.1 million and $6.2 million in revenue from operations, respectively, primarily driven by the commissions and underwriting revenue earned by Dominari Securities and Dominari Manager LLC (“Manager”). During the three months ended June 30, 2025 we incurred net income of approximately $16.6 million and during the three months ended June 30, 2024, we incurred a net loss of approximately $6.1 million. The change in net income from operations was primarily driven by increases in overall revenues and unrealized gain on long term investments offset by increases in general and administrative costs and expenses, specifically increases in stock based compensation expense of $26 million for stock options granted and $15 million increase in commissions expense.

During the three months ended June 30, 2025 and 2024, other income (expenses) was approximately $37.1 million and ($3.3) million, respectively.

The activity described above for the three months ended June 30, 2025 and 2024, is primarily a result of the Company’s continued increase in activities related to the financial services industry, overall volatility in investment valuations due to macroeconomic uncertainty impacting marketable securities and the change in carrying value of long-term equity investments. Specifically:

i.	Marketable securities - We recognized an unrealized gain of approximately $5.0 million and realized gain of approximately $30,000 for the three months ended June 30, 2025. The increase of approximately $5.0 million in realized and unrealized gains over the three months ended June 30, 2024, was driven by both market volatility and a fair market value adjustment on warrants held by Dominari Securities.

ii.	Long-term equity investments - changes over the three months ended June 30, 2025 and 2024 are a function of observable market transactions which resulted in a increase of approximately $31.7 million on the adjusted carrying value of the investments for the three months ended June 30, 2025, which is an increase of approximately $35.0 million from the three months ended June 30, 2024 primarily driven by a markup of the investment in American Bitcoin Corp.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

During the six months ended June 30, 2025 and 2024, we recognized approximately $42.2 million and $7.5 million in revenue from operations, respectively, primarily driven by the commissions and underwriting revenue earned by Dominari Securities and Dominari Manager LLC (“Manager”). During the six months ended June 30, 2025 and 2024 we incurred net losses of approximately $15.9 million and $11.6 million, respectively. The change in net losses was primarily driven by one-time stock-based compensation paid to external advisors and management of the Company offset by overall revenues and unrealized gain on long term investments.

During the six months ended June 30, 2025 and 2024, other income (expenses) was approximately $36.6 million and ($6.0) million, respectively.

The activity described above for the six months ended June 30, 2025 and 2024, is primarily a result of the Company’s continued increase in activities related to the financial services industry, overall volatility in investment valuations due to macroeconomic uncertainty impacting marketable securities and the change in carrying value of long-term equity investments. Specifically:

i.	Marketable securities - We recognized realized gains of approximately $1.4 million and unrealized loss of approximately $5.2 million and dividend income of $193,000 for the six months ended June 30, 2025. The increase of approximately $3.5 million in realized and unrealized gains over the six months ended June 30, 2024, was driven by both market volatility and a fair market value adjustment on warrants held by Dominari Securities..

ii.	Notes receivable - we recognized $0.2 million realized and unrealized gain over the six months ended June 30, 2025, versus $1.7 million loss during the six months ended June 30, 2024 on notes receivable.

iii.	Long-term equity investments - changes over the three months ended June 30, 2025 and 2024 are a function of observable market transactions which resulted in a increase of approximately $32.0 million on the adjusted carrying value of the investments for the six months ended June 30, 2025, which is an increase of approximately $37.8 million from the six months ended June 30, 2024.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from our past debt and equity offerings;

●	seeking additional funds raised through the sale of additional securities in the future; and

●	seeking additional liquidity through credit facilities or other debt arrangements.

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $43.8 million as of June 30, 2025. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	As of June 30,
	2025	2024
Cash provided by (used in)
Operating activities	882	(7,185)
Investing activities	(4,268)	10,154
Financing activities	8,776	-
Net increase in cash	5,390	2,969

Cash Flows from Operating Activities

For the six months ended June 30, 2025 we generated $882,000 in operations as compared to cash flow use of $7,185,000 for the six months ended June 30, 2024 The cash provided by operating activities for the six months ended June 30, 2025, is primarily attributable to increases in receivable from clearing brokers of $2.3 million, increase in accrued commissions of $10.9 million, increase in stock based comp of $53.8 million, changes in operating assets and liabilities of approximately $2.5 million, net realized and unrealized gain on marketable securities of approximately $4.1 million, offset by a net gain on long term investments of $32.0 million, increases in prepaid expenses and other assets of approximately $10.4 million, and net loss of approximately $15.9 million. The cash used in operating activities for the six months ended June 30, 2024, is primarily attributable to a net loss of approximately $11.6 million, approximately $2.9 million of unrealized gain on marketable securities, increase in clearing broker deposits of $5.7 million, partially offset by approximately $3.3 million of realized gain on marketable securities, the change in carrying value of long term investments of approximately $5.4 million, and changes in operating assets and liabilities of $2.1 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2025 and 2024, net cash (used in) provided by investing activities was approximately ($4.3) million and $10.2 million, respectively. The cash used in investing activities for the six months ended June 30, 2025, primarily resulted from our purchases of marketable securities of approximately $13.2 million, partially offset by sale of marketable securities of $7.1 million collection of principal on notes receivable of $1.1 million, sale of long term investments $0.5 million and collection of principal from employee loans of $0.3 million. The cash provided by investing activities for the six months ended June 30, 2024, primarily resulted from our sale of marketable securities of approximately $11.6 million and collection of principal on notes receivable $0.5 million, and sale of long term investments of $3.5 million, partially offset by funds to employee loans $(1.3) million and purchases of marketable securities of approximately $4.0 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, cash provided by financing activities was approximately $8.8 million, primarily driven by fund raising related to issuance of common stock of $13.5 million and issuance of common stock for warrants exercised of $2.3 million, partially offset by payment of dividends $(7.1) million. For the six months ended June 30, 2024, there are no cash flows from financing activities. Subsequent to the end of the reporting period, the Company distributed approximately $1 million to holders of non-controlling interests.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOMINARI HOLDINGS INC.

Date: August 11, 2025	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)