Form 10-Q
period 2025-09-30
Dominari Holdings Inc.
filed 2025-11-10
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number: 001-41845

DOMINARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 5th Avenue, 23rd Floor, New York, NY 10022
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

As of November 6, 2025 there were 16,012,435 shares of the Company’s common stock issued and outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,373	$4,079
Marketable securities	170,838	5,773
Receivable from clearing brokers	28,860	17,279
Prepaid expenses and other assets	1,257	1,019
Total current assets	206,328	28,150

Property and equipment, net	161	239
Notes receivable, at fair value - non-current portion	-	902
Long term equity investments	11,744	12,282
Loans to employees	1,868	2,150
Right-of-use assets	2,862	2,944
Security deposit	483	458
Total assets	$223,446	$47,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$779	$919
Accrued commissions	4,788	2,057
Contract liabilities - current	795	240
Lease liability - current	530	410
Other current liabilities	599	157
Total current liabilities	7,491	3,783

Lease liability, less current portion	2,464	2,629
Contract liabilities, less current portion	3,194	860
Total liabilities	13,149	7,272

Stockholders’ equity
Preferred stock, $0.0001 par value, 50,000,000 authorized
Convertible Preferred Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of September 30, 2025 and December 31, 2024; liquidation value of $0.0001 per share	-	-
Convertible Preferred Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of September 30, 2025 and December 31, 2024; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,817,323 and 7,037,022 shares issued as of September 30, 2025 and December 31, 2024, respectively 15,817,323 and 6,976,874 shares outstanding as of September 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	336,284	263,820
Treasury stock, as of cost, 0 shares as of September 30, 2025 and 60,148 as of December 31, 2024	-	(501)
Accumulated deficit	(126,124)	(223,466)
Total Dominari stockholders’ equity	210,160	39,853
Non-controlling interests	137	-
Total stockholders’ equity	210,297	39,853
Total liabilities and stockholders’ equity	$223,446	$47,125

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$50,821	$4,043	$93,026	$11,584

Operating costs and expenses
General and administrative	$52,420	$7,239	$146,061	$20,321
Total operating expenses	52,420	7,239	146,061	20,321
Loss from operations	(1,599)	(3,196)	(53,035)	(8,737)

Other income (expenses)
Interest income	550	280	973	729
Gain (loss) on marketable securities, net	159,130	89	163,094	767
Realized and unrealized gain (loss) on note receivable, net	-	(429)	221	(2,086)
Change in carrying value of investments	(32,000)	(955)	-	(6,445)
Total other income (expenses)	127,680	(1,015)	164,288	(7,035)
Net income (loss)	$126,081	$(4,211)	$111,253	$(15,772)

Less: Net income attributable to non-controlling interests	871	-	1,921	-
Net income (loss) attributable to common stockholders of Dominari Holdings Inc.	$125,210	$(4,211)	$109,332	$(15,772)

Net income (loss) per share, basic and diluted
Basic	$8.11	$(0.67)	$7.98	$(2.57)
Diluted	$7.27	-	$7.86	-

Weighted average number of shares outstanding, basic and diluted
Basic	15,442,342	6,328,261	13,700,375	6,129,504
Diluted	17,223,257	-	13,902,950	-

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended September 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Dominari Holding Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at June 30, 2025	4,659	$-	15,295,930	$-	$334,475	60,148	$(501)	$(246,424)	$87,550	$1,050	$88,600
Stock-based compensation	-	-	-		12	-	-	-	12		12
Issuance of common stock for cash	-	-	581,541		2,298	-	-	-	2,298		2,298
Retirement of treasury stock			(60,148)		(501)	(60,148)	501	-	-		-
Dividends Issued								(4,910)	(4,910)	-	(4,910)
Distribution to Non Controlling Interest										(1,784)	(1,784)
Net income	-	-	-	-	-	-	-	125,210	125,210	871	126,081
Balance at September 30, 2025	4,659	$-	15,817,323	$-	$336,284	-	$-	$(126,124)	$210,160	$137	$210,297

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Dominari Holding Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at June 30, 2024	4,659	$-	6,304,183	$-	$263,184	60,148	$(501)	$(220,324)	$42,359	$-	$42,359
Stock-based compensation	-	-	32,103	-	119	-	-	-	119	-	119
Net loss	-	-	-	-	-	-	-	(4,211)	(4,211)	-	(4,211)
Balance at September 30, 2024	4,659	$-	6,336,286	$-	$263,303	60,148	$(501)	$(224,535)	$38,267	$-	$38,267

See accompanying notes to unaudited condensed consolidated financial statements.

For the Nine Months Ended September 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Dominari Holding Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2024	4,659	$-	7,037,022	$-	$263,820	60,148	$(501)	$(223,466)	$39,853	$-	$39,853
Stock-based compensation	-	-	1,240,969	-	33,867	-	-	-	33,867	-	33,867
Issuance of Common Stock for cash			3,876,054		13,517				13,517		13,517
Issuance of Common Stock from warrants exercised			1,173,426		4,637				4,637		4,637
Shares issued under Advisory Agreements			2,550,000		20,944				20,944		20,944
Retirement of treasury stock			(60,148)		(501)	(60,148)	501

Distribution to Non Controlling Interest										(1,784)	(1,784)
Dividends issued					-			(11,990)	(11,990)	-	(11,990)
Net income (loss)	-	-	-	-	-	-	-	109,332	109,332	1,921	111,253
Balance at September 30, 2025	4,659	$-	15,817,323	$-	$336,284	-	$-	$(126,124)	$210,160	$137	$210,297

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Dominari Holding Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2023	4,659	$-	5,995,065	$-	$262,187	60,148	$(501)	$(208,763)	$52,923	$-	$52,923
Stock-based compensation	-	-	341,221	-	1,116	-	-	-	1,116	-	1,116
Net loss	-	-	-	-	-	-	-	(15,772)	(15,772)	-	(15,772)
Balance at September 30, 2024	4,659	$-	6,336,286	$-	$263,303	60,148	$(501)	$(224,535)	$38,267	$-	$38,267

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income/(loss)	111,253	$(15,772)
Adjustments to reconcile net income/ (loss) to net cash used in operating activities:
Amortization of right-of-use assets	309	287
Depreciation	78	79
Unrealized (gain) loss on marketable securities	(163,685)	3,361
Change in carrying value of long-term equity investments	-	6,445
Non-cash underwriting revenue	(17,909)	-
Non-cash commissions expense	16,651	-
Stock-based compensation	54,811	1,116
Realized loss (gain) on marketable securities	897	(3,762)
Realized and unrealized (gain) loss on note receivable	(221)	2,086
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(238)	165
Receivable from clearing brokers	(11,581)	(6,494)
Security Deposits	(25)
Accounts payable and accrued expenses	(140)	257
Accrued salaries and benefits	-	(38)
Accrued commissions	2,731	295
Lease liabilities	(272)	(299)
Contract liabilities	2,889	-
Other current liabilities	442	314
Notes receivable, at fair value - net interest accrued	(21)	58
Net cash (used in) operating activities	(4,031)	(11,902)

Cash flows from investing activities
Purchase of marketable securities	(16,960)	(4,007)
Sale of marketable securities	15,941	14,767
Collection of principal on note receivable	1,144	750
Loans to employees	-	(2,390)
Collection of loans to employees	282	2
Purchase of long-term investments	-	(150)
Sale of long term investments	538	3,500

Net cash provided by investing activities	945	12,472

Cash flows from financing activities
Cash paid for dividends	(11,990)	-
Distribution to Non Controlling Interest	(1,784)	-
Cash received from issuance of common stock	13,517	-
Cash received from issuance of common stock for warrants exercised	4,637	-
Net cash provided by financing activities	4,380	-

Net increase in cash and cash equivalents and restricted cash	1,294	570
Cash and cash equivalents, beginning of period	4,079	2,833

Cash and cash equivalents, end of period	$5,373	$3,403

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

On September 9, 2022, Dominari Financial entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Seller”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer, a member of FINRA and an investment adviser registered with the SEC. Pursuant to the terms of the FPS Purchase Agreement, Dominari Financial purchased from the Seller 100% of the membership interests in FPS (the “Membership Interests”). The registered broker-dealer and investment adviser businesses will be operated as a wholly owned subsidiary of Dominari Financial. The FPS Purchase Agreement provided for Dominari Financials’ acquisition of FPS’ Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari Financial paid to the Seller $2.0 million in consideration for a transfer by the Seller to Dominari Financial 20% of the FPS Membership Interests. Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control, or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”). The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing occurred on March 27, 2023. Dominari Financial paid to the Seller an additional $1.4 million in consideration for a transfer by the Seller to Dominari Financial of the remaining 80% of the Membership Interests. As a result of the ownership change, FPS was renamed Dominari Securities LLC.

On October 13, 2023, the Company entered into two separate Limited Liability Agreements with Dominari Manager LLC (“Manager”) and Dominari IM LLC (“Investment Manager”), which are both wholly owned subsidiaries and whose operations are included within the unaudited condensed consolidated financial statements of Dominari Holdings Inc. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Investment Manager was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. Beginning in March 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

On June 17, 2025, the Company entered into two Limited Liability Agreements with American Ventures Management LLC (“AV Manager”) and American Ventures IM LLC (“AV Investment Manager”). The Company holds a ninety percent (90%) Membership Interest in each, and their operations are included within the unaudited condensed consolidated financial statements of Dominari Holdings Inc. AV Manager was named as the manager of American Ventures LLC (the “AV Master SPV”), a series limited liability company formed by AV Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AV Master SPV. AV Investment Manager was named the investment manager of the AV Master SPV and is responsible for providing investment advice and decisions on behalf of the AV Master SPV. AV Manager and AV Investment Manager are the managing members of AV Master SPV and may not be removed without their respective consent. The other members of AV Master SPV are the passive investing members of each series of funds (the “AV Series”) established under the AV Master SPV. The AV Manager established various AV Series of the AV Master SPV for the purpose of making investments in companies identified by the AV Investment Manager with proceeds generated by the sale of non-voting interests in such AV Series by the AV Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

Note 2. Liquidity and Capital Resources

The Company monitors its liquidity position on a regular basis. The Company continues to incur significant ongoing administrative and other expenses, including public company expenses, while the Company continues to implement its business strategy. The Company intends to fund its activities through cash flows from investments and financing activities along with managing current cash on hand and other liquid assets. As of September 30, 2025, the Company has approximately $5.4 million of cash and cash equivalents and $170.8 million of marketable securities. Included in marketable securities is $156.4 million related to American Bitcoin shares that is subject to a lock-up period until March 1, 2026 ( See Note 5) along with approximately $1.2 million of marketable securities that are subject to lock-up periods that will end in November 2025 and another $4.0 million of marketable securities with lock-up periods that will end by March 1, 2026 as well. Additionally, the Company had approximately $28.9 million in receivable from clearing brokers. Unless otherwise noted, all such funds are available to fund the Company’s operations. Additionally, the Company’s working capital balance at September 30, 2025, totaled $198.8 million. Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations to fund its operations for at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2024 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of September 30, 2025, condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the membership interest or outstanding voting stock. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Dominari Labs LLC (formerly, Aikido Labs LLC), Dominari Financial Inc., Dominari IM LLC, Dominari Manager LLC and Dominari Securities along with American Ventures IM LLC and American Ventures Manager LLC, both of which are owned 90% by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. The Company has determined it is not the primary beneficiary of DFH and thus will not consolidate the activities in its unaudited condensed consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of September 30, 2025, there has been no material activity in DFHS.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include stock-based compensation, the valuation of investments, the valuation of notes receivable, valuation of non-cash consideration received, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Receivable from Clearing Brokers

Receivable from Dominari Securities’ clearing brokers totaling $28.9 million consisted of approximately $23.9 million of liquid insured deposits, $4.5 million of commissions receivable, and $0.5 million in good faith deposits maintained by the Company with its clearing brokers as of September 30, 2025. Receivable from Dominari Securities’ clearing brokers consisted of approximately $15.4 million of liquid insured deposits, $1.3 million of commissions receivable and $0.6 million of good faith deposits maintained by the Company with its clearing brokers as of December 31, 2024. Such amount is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its clearing brokers to make required payments. Management considers the following factors when determining the collectability of specific accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. As of September 30, 2025 and December 31, 2024 an allowance for credit losses was not deemed necessary.

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

The following provides detailed information on the recognition of the Company’s revenue from contracts with customers:

●	Underwriting services include underwriting and private placement agent services in both the public and private equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. The Company expenses any costs associated with underwriting transactions and they are recorded on a gross basis within the general and administrative line item in the unaudited condensed consolidated statements of operations as the Company is acting as a principal in the arrangement. The Company applies the practical expedient under ASC 606 and expenses these costs immediately, as any such costs would by amortized in one year or less. The Company also provides investment banking services. Investment banking services typically include fees earned for acting as a financial advisor for mergers and acquisitions or similar transactions. These services provided by the Company are not distinct from the potential transaction that may occur. Due to this, the Company believes the performance obligation for providing investment banking services is satisfied when the earliest occurs (i) termination of the engagement letter, (ii) expiration of engagement letter or (iii) successful transaction has occurred.

Any non-cash consideration earned by the Company in providing the aforementioned services is recorded at fair value in accordance with ASC 820, on the date that revenue is recognized. Similarly, any commissions or compensation expense from providing non-cash consideration provided to employees as is recognized at fair value in accordance with ASC 820 on the same date.

●	Commissions are earned by executing transactions for clients primarily in equity, equity-related, and debt products. Commission revenue associated with trade execution are recognized at a point in time on trade-date. Commissions revenue are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date and are included in receivable from clearing brokers on the accompanying unaudited condensed consolidated balance sheet.

●	Account advisory and management fees are two revenue streams which are both recognized over time. Please see further description below:

●	The Company earns revenue for performing account advisory and investment advisory services for customers based on contractually fixed rates applied, as a percentage, to the market value of assets in a customer’s account. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, or when the uncertainty associated with the variable consideration is resolved. The performance obligation for investment advisory services is considered a series of distinct services that are substantially the same and are satisfied each day of the contract and are recognized as revenue over time. Investment advisory fees are payable in arrears on a quarterly basis.

●	Management fees represent asset-based fees received in exchange for providing management services to certain related party pooled investment vehicles (funds). These fees are charged based upon contractually fixed rates applied, as a percentage, to the total assets of those pooled investment vehicles managed by the Company at the date upon which an investor subscribes into the fund, and subsequently deferred. The Company recognizes these revenues over time as the Company has determined that the customer simultaneously receives and consumes the benefits of the management services as they are provided. Revenues are typically recognized over a period of five years, which the Company has estimated to be a reasonable estimate of the period during which the Company shall provide management services.

●	Contract liabilities relate to payments received in advance of performance under the contract and are the result of remaining performance obligations for management services. Contract liabilities are recognized as revenues when the Company provides ongoing investment management services. As of September 30, 2025, the Company recognized $4.0 million of contract liabilities of which $0.8 million is expected to be recognized within a year. The remaining balance is expected to be recognized through 2030. As of December 31, 2024, the Company recognized $1.1 million of contract liabilities of which $0.2 million was expected to be recognized within a year. The remaining balance is expected to be recognized through 2030. During the nine months ended September 30, 2025, the Company recognized revenue of $0.3 million that was included in contract liabilities as of December 31, 2024. During the three months ended September 30, 2025, the Company recognized revenue of $0.2 million that was included in contract liabilities as of December 31, 2024. There was no revenue associated with contract liabilities recognized during the period ended September 30, 2024.

●	Carried interest fees are earned based on performance of the vehicle during the period, subject to the achievement of minimum return levels, or high-water marks, in accordance with the respective terms set out in each vehicle’s governing agreements. Carried interest is a form of variable consideration in the Company’s contracts with investment management customers and is fully constrained at contract inception. Carried interest fees are not recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Carried Interest Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to claw back or reversal. During the nine months ended September 30, 2025, the Company recognized carried interest of $19.2 million.

●	Other revenue includes amounts recognized over time and at a point in time. Amounts recognized over time are recognized ratably over the period that such services are provided which are distinct from the services provided in other periods. Types of other revenue include trailing fees for mutual funds 12b-1, variable annuity, fixed annuities, and insurance products. These trailing fees are paid by product partners for ongoing services and/or advice provided to underlying investor accounts. Trailing fees are recognized as income when earned, usually monthly or quarterly as net asset value is determined. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable.

Long-term equity investments

The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments-Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Any equity securities with a readily determinable fair value are included within marketable securities on the accompanying unaudited condensed consolidated balance sheet. Equity securities without readily determinable fair values are accounted for either at net asset value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Warrant Investments

Warrant fair values are primarily determined using a Black Scholes option pricing model, which include the underlying stock price, warrant strike price, expected remaining term, volatility, and risk-free rate as the primary inputs to the model. Increases or decreases in any of these inputs could result in a material change in fair value. Additionally, for warrants that have periods of contractual trading restrictions, marketability discounts were considered in determining fair value.

●	The underlying stock price is equal to the closing price of the underlying stock as of the measurement date.

●	The expected remaining term is equal to the time to expiration of the warrant investment.

●	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price.

●	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining term of the warrant investment.

●	Marketability discounts are applied for warrants that have sales restrictions (or lock up periods). These discounts are calculated using a combination of the Finnerty Model and the Asian Put Model using a term equal to the period of such restriction.

Recently adopted accounting standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard requires all entities subject to income taxes to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirement is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period, an entity discloses more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its unaudited condensed consolidated financial statements.

Effect of new accounting pronouncements to be adopted in future periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on these unaudited condensed consolidated financial statements.

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2025 and 2024, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gain (loss)	$517	$432	$(897)	$3,762
Unrealized gain (loss)	158,500	(421)	163,685	(3,361)
Dividend income	113	78	306	366
Total	$159,130	$89	$163,094	$767

The unrealized gain for the three and nine months ended September 30, 2025, includes an unrealized gain of $156.4 million from the Company’s investment in American Bitcoin Corp. (“ABTC”). During prior quarters in 2025, the Company’s investment in ABTC was included within the long-term equity investments caption of the unaudited condensed consolidated balance sheet. In September 2025, ABTC became publicly listed on the Nasdaq (Ticker: ABTC) and accordingly, the Company’s investment in ABTC was reclassified to marketable securities. Refer to Note 5 “Long Term Equity Investments” for additional information regarding ABTC.

Note 5. Long Term Equity Investments

The Company holds interests in several privately held companies as long-term investments. The following table presents the Company’s long-term investments as of September 30, 2025, and December 31, 2024 ($ in thousands):

	December 31, 2024		September 30, 2025
	Cost Basis	Carrying Value	Cost Basis	Carrying Value
Investment in Kerna Health	$2,140	$4,940	$2,140	$4,940
Investment in Revere Master SPV Series 1 (Qxpress Pte Ltd)*	1,000	1,000	1,000	1,000
Investment in MW LSV MasterClass, LLC (Yanka Industries, Inc. d.b.a. Masterclass)*	170	170	170	170
Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a. Kraken)**	597	364	597	364
Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)*	3,500	2,248	3,500	2,248
Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.) **	1,240	1,240	1,240	1,240
Investment in Aeon Partners Fund Series DB (Databricks, Inc.)*	716	538	-	-
Investment in Discord Inc.	476	476	476	476
Investment in Thrasio, Inc.	300	-	300	-
Investment in Automation Anywhere, Inc.	476	397	476	397
Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)*	100	109	100	109
Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)*	25	25	25	25
Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)*	25	25	25	25
Investment in AdvEn Inc.	750	750	750	750

Total	$11,515	$12,282	$10,799	$11,744

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investments made in these companies are through both an SPV and direct investments.

The Company recorded a $32.0 million decrease to the carrying value for the three-month period ended September 30, 2025 as a result of the reclassification of the ABTC investment to marketable securities and no change for the nine months ended September 30, 2025. The Company recorded a decrease of approximately $0.9 million. for the three months ended September 30, 2024 and a decrease of approximately $6.5 million for the nine-month period ended September 30, 2024.

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

On March 31, 2025, ADC completed a series of transactions (“Transactions”), wherein ADC, Hut 8 Corp., a Delaware corporation, and certain of its subsidiaries (“Hut 8”), contributed to ADC substantially all of Hut 8’s wholly owned ASIC bitcoin miners in exchange for newly issued stock representing 80% of the issued and outstanding equity interests of ADC. At the closing of the Transactions, ADC changed its name to American Bitcoin Corp. (“American Bitcoin”). In connection with the Transactions, American Bitcoin and Hut 8 entered into definitive agreements for Hut 8 to provide exclusive management back-office operational and ASIC colocation services to American Bitcoin. As a result of the Transactions, American Bitcoin became a subsidiary of Hut 8 in which the Company held a 3.17% minority interest in American Bitcoin represented by 23,199,205 shares of common stock. The Company also entered into a lock-up agreement (“Lock-Up Agreement) restricting the Company’s sale of any shares owned, until a pre-determined amount of time after any merger or other go-public events of American Bitcoin.

On June 27, 2025, American Bitcoin consummated a private placement pursuant to which it raised gross proceeds of approximately $220 million from the sale of American Bitcoin’s Class A common stock at a per share purchase price of $20 (the “Private Placement”) for which Dominari Securities acted as placement agent. The Class A and Class B common stock had the same rights, powers and privileges and were identical in all respects as to all matters. As a result of the Private Placement, the Company held an approximate 2.6% minority interest in American Bitcoin and adjusted the carrying value of its 1.6 million shares of American Bitcoin’s Class B common stock, which was exchangeable with the Class A common stock on a one for one basis, to $32.0 million at June 30, 2025. As of June 30, 2025, the carrying value of the American Bitcoin investment was recorded within the long-term equity investments caption of the Company’s unaudited condensed consolidated balance sheet.

On September 2, 2025, Gryphon Digital Mining, Inc. (NASDAQ:GRYP), a bitcoin mining company that offers carbon-neutral bitcoin mining and digital mining operations, entered into a definitive merger agreement with American Bitcoin Corp. to form a combined company that would operate under the brand American Bitcoin and be led by the board of directors of American Bitcoin and would be listed for trading on NASDAQ under the ticker symbol “ABTC”. As part of the Merger, a 14.4995-for-1 stock split was completed, resulting in the Company receiving 23,199,205 shares of ABTC common stock. ABTC began trading on NASDAQ for $8.00 per share, on September 3, 2025.

As of September 30, 2025, the Company valued its investment in ABTC using the quoted market price of $6.74 per share resulting in a fair value of approximately $156.4 million, recorded within the marketable securities caption of the condensed consolidated balance sheet. The Company recorded the entire associated unrealized gain of $156.4 million within the gain (loss) on marketable securities” caption of the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025. As a result of the Lock-Up Agreement, the Company is restricted from selling, transferring, or otherwise disposing of any ABTC shares until March 1, 2026.

Note 6. Notes Receivable

The following table presents the Company’s notes receivable as of September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025

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

American Innovative Robotics, LLC

The Company recorded interest income of approximately $20,000, and an unrealized gain on the note of approximately $221,000 on the American Innovative Robotics Promissory Note for the nine months ended September 30, 2025. The note was fully paid off as of March 24, 2025, resulting in an ending value of $0.

Raefan Industries LLC

During 2024, the Company deemed that the note for Raefan Industries LLC was uncollectible, and as a result, the Company recorded a realized loss as a result of directly writing off the note on Raefan Industries LLC, resulting in an ending value of $0 for the period ended September 30, 2025 and December 31, 2024. On June 30, 2025, the Company executed a Note Modification Agreement to extend the maturity date of the note to December 31, 2025. As of September 30, 2025, the Company maintained the note as uncollectible and fully written off.

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

Warrants

Included in the September 30, 2025 warrants in level 2 financial assets that were acquired in connection with fees related to the Company’s underwriting services is approximately $1.2 million of warrants for purchasing shares in publicly traded that are subject to lock-up periods that will end in November 2025 and another $4.0 million of warrants for purchasing shares in publicly traded companies with lock-up periods that will end by March 1, 2026. The fair value of these warrants was measured considering the lock-up periods and applying a discount for lack of marketability (DLOM). The DLOM calculation incorporated observable inputs including each company’s historical volatility, applicable treasury rates, and the remaining duration of the lock-up period.

Notes Receivable at fair value

As of September 30, 2025, the fair value of the notes receivable was measured taking into consideration cost basis, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors.

The following table presents the Company’s assets and liabilities that are measured at fair value as of September 30, 2025, and December 31, 2024 ($ in thousands):

	Fair value measured as of September 30, 2025
		Quoted	Significant
	Total at September 30,	prices in active markets	other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$163,362	$163,362		$-
Warrants	7,476	-	$7,476
Total marketable securities	$170,838	$163,362	$7,476	$-

	Fair value measured as of December 31, 2024
		Quoted	Significant
		prices in	other	Significant
	Total at December 31,	active markets	observable inputs	unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities:
Equities	$4,156	$4,156	$-	$-
Warrants	1,617		1,617
Total marketable securities	$5,773	$4,156	$1,617	$-
Notes receivable at fair value, current portion	$-	$-	$-	$-
Notes receivable at fair value, non-current portion	$902	$-	$-	$902

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Notes receivable at fair value, non-current portion at December 31, 2024	$902
Unrealized gain (loss) on notes receivable	221
Change in interest receivable	20
Collection of principal and interest outstanding	(1,143)
Notes receivable at fair value, non-current portion at September 30, 2025	$--

Notes receivable at fair value, current portion at December 31, 2023	$3,177
Collection of principal outstanding	750)
Realized and unrealized gain and loss on note receivable, net	(2,086)
Change in interest receivable	(56)
Notes receivable at fair value, current portion at September 30, 2024	$285

Notes receivable at fair value, non-current portion at December 31, 2023	$1,129
Unrealized loss on notes receivable	(1)
Notes receivable at fair value, non-current portion at September 30, 2024	$1,128

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

On September 23, 2022, Dominari Financial entered into a Lease Agreement (“Dominari Financials’ Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under Dominari Financials’ Lease, Dominari Financial rents a portion of a floor at 725 Fifth Avenue, New York, New York (the “Premises”). Dominari Financial currently uses the Premises to run its day-to-day operations. The initial term of Dominari Financials’ Lease is seven (7) years commencing on the date that possession of the Premises is delivered to Dominari Financial. Under Dominari Financials’ Lease, Dominari Financial is required to pay monthly rent equal to $49,368. Effective for the sixth and seventh years of Dominari Financials’ Lease, the rent shall increase to $51,868 per month. The Company took possession of the Premises in February 2023.

On September 2, 2025, the Company entered into a Lease Agreement (the “Company’s Florida Lease”) with Blue Diamond Towers, LLC, a Delaware limited liability company. Under the Company’s Florida Lease, the Company rents a portion of the first floor designated as Suite 103 of the North Building at 3835 PGA Boulevard in Palm Beach Gardens, Florida, (the “Florida Premises”). The Company will use the Florida Premises as Executive Offices. The initial term of the Company’s Florida Lease is two (2) years commencing on October 1, 2025. Under the Company’s Florida Lease, the Company is required to pay monthly rent, commencing on October 1, 2025, equal to $10,000. Effective for the second year of the Company’s Florida Lease, the rent shall increase to $10,300. The Company took possession of Florida Premises in October 2025.

The tables below represent the Company’s lease assets and liabilities as of September 30, 2025:

September 30, 2025
Assets:
Operating lease right-of-use-assets	$2,862
Liabilities:
Current
Operating	530
Long-term
Operating	2,464
$2,994

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

September 30, 2025
Weighted-average remaining lease term - operating leases (in years)	4.5
Weighted-average discount rate - operating leases	10.0%

During the three and nine months ended September 30, 2025, and 2024, the Company recorded approximately $0.2 million and $0.4 million, respectively, of lease expense to current period operations.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2025	2025
Operating leases
Operating lease cost	$178	$535
Short-term lease rent expense	2	8
Net rent expense	$180	$543

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Operating leases
Operating lease cost	$178	$534
Short-term lease rent expense	23	96
Net rent expense	$201	$630

Supplemental cash flow information related to leases were as follows:

Nine Months
Ended
September 30,
2025
Operating cash flows - operating leases	$511

As of September 30, 2025, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining Period Ended December 31, 2025	$217
Year Ended December 31, 2026	805
Year Ended December 31, 2027	801
Year Ended December 31, 2028	766
Year Ended December 31, 2029	784
Thereafter	377
Total	$3,750
Less present value discount	(756)
Operating lease liabilities	$2,994

Note 9. Net Income (Loss) per Share

Basic income (loss) per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed similar to basic income (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock as of the first day of the period.

The calculation of the Company’s diluted number of shares for the three and nine months ended September 30, 2025 is as follows:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Weighted average shares - basic	15,442,342	13,700,375

Effect of dilutive potential common shares:
Convertible preferred stock	34	34
Warrants to purchase common stock	1,732,975	154,913

Restricted stock awards	49,706	47,628

Weighted average shares – diluted	17,223,257	13,902,950

Warrants to purchase 357,198 shares of common stock were outstanding during the three- and nine-months period ended September 30, 2025 that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. As of September 30, 2025,  253,670 warrants expire in February 2026 and 103,528 warrants expire in February 2027. All such warrants were still outstanding at the end of September 30, 2025.

Options to purchase  10,036,333 shares of common stock that were outstanding during the three and nine months period ended September 30, 2025 were not included in the computation of diluted EPS because either the exercise price was greater than the average market price of the common shares or those where the exercise price was below the average market price of the common shares were antidilutive. These options, which expire between August 2026 in February 2035, were still outstanding at the end of September 30, 2025.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the nine months ended September 30, 2024 included 34 shares of convertible preferred stock, 444,796 warrants to purchase common stock, 40,000 shares of restricted stock awards, and 419,988 stock options totaling to 904,818 shares.

Note 10. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of September 30, 2025, 15,817,323 shares of common stock were issued and outstanding.

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

On February 10, 2025, the Company entered into advisory agreements with various individuals who were issued shares of common stock. The agreements are for a term of two years but are cancellable by either party. As part of these agreements, 2,550,000 shares of common stock were issued on February 18, 2025. An additional 850,000 shares may be issued under the terms of the agreements when certain provisions are met, which as of the date of grant is probable. These shares are nonforfeitable and thus were fully expensed by the Company at the time of grant. The Company used a Monte Carlo simulation to calculate the grant date fair value of the common stock. The fair value of issued shares amounted to $20.9 million and is presented in general and administrative expenses on the unaudited condensed consolidated statement of operations.

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

During the period April 1, 2025 to September 30, 2025 warrants were exercised by various individuals resulting in additional common stock issuance of 1,173,429 shares generating cash proceeds of $4.6 million which is included in additional paid-in capital on the unaudited condensed consolidated statements of changes in stockholders’ equity.

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

As of September 30, 2025 and December 31, 2024, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of September 30, 2025 and December 31, 2024, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

Dividends

On February 11, 2025, the board of directors approved a special cash dividend of $0.32 per share payable on March 3, 2025, to holders of common stock and certain warrant holders as of close of business on February 24, 2025. On September 9, 2025, the board of directors approved a special cash dividend of $0.22 per share payable on September 26, 2025, to holders of common stock and certain warrant holders as of close of business on September 3, 2025. Cash dividends paid in 2025 totaled $12.0 million and have been charged to accumulated deficit. Dividends paid for the three months ended March 31, 2025, totaled $7.1 million, and dividends paid for the three months ended September 30, 2025 totaled $4.9 million.

Treasury Stock

There were 60,148 shares of treasury stock on December 31, 2024. The Company retired such shares in July 2025 and there were no shares of treasury stock as of September 30, 2025.

Warrants

A summary of warrant activity for the nine months ended September 30, 2025, is presented below:

		Weighted		Weighted Average Remaining
		Average Exercise	Total Intrinsic	Contractual Life
	Warrants	Price	Value	(in years)
Outstanding as of December 31, 2024	444,796	$29.25	-	1.20
Granted	7,752,108	3.97
Expired	(87,598)	$28.74	-	-
Exercised	(1,173,426)	3.96
Outstanding as of September 30, 2025	6,935,880	$5.33	-	4.1

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

On February 10, 2025 the Company issued 351,851 shares of the Company’s common stock to Messrs. Christopher Devall under the Company’s 2022 Equity Incentive Plan. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value $2.1 million.

On February 12, 2025 in connection with the closing of the PIPE, the Committee determined that it is in the best interests of the Company and its stockholders to make a special equity grant to Messrs. Anthony Hayes. Pursuant to the Committee’s decision, he received 500,000 shares of the Company’s common stock. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $3.4 million.

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

See Restricted Stock roll-forward below.

A summary of restricted stock awards activity for the nine months ended September 30, 2025, is presented below:

	Number of	Weighted
	Restricted Stock Awards	Average Grant Day Fair Value
Nonvested at December 31, 2024	50,000	$0.98
Granted	1,210,969	$6.30
Vested	(1,210,969)	$6.30
Forfeited	-	$-
Nonvested at September 30, 2025	50,000	$0.98

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $7.7 million and $0.8 million for the nine months ended September 30, 2025, and 2024, respectively. Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $12,000 and approximately $41,000 for the three months ended September 30, 2025, and 2024, respectively All stock compensation was recorded as a component of general and administrative expenses.

As of September 30, 2025, there is approximately $12,000 unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

On February 10, 2025, the Company granted an additional 5.0 million fully vested nonqualified stock options (each, a “Performance Award” and collectively, the “Performance Awards”) each to Anthony Hayes and Kyle Wool conditioned upon either the Company’s shareholders approving the Performance Awards or approving an increase in the share reserve of the Company’s 2022 Equity Incentive Plan (the “Plan”) such that the full number of shares underlying the Performance Awards could be delivered under the Plan. On April 1, 2025, following a special meeting of shareholders, the Company’s shareholders voted to approve an increase in the Plan’s share reserve allowing the Performance Awards to be delivered under the Plan. As of September 30, 2025, the Company recorded an expense of $26.1 million for the Performance Awards.

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2025, is presented below:

				Weighted
				Average
		Weighted	Total	Remaining
		Average	Intrinsic	Contractual
	Number of Shares	Exercise Price	Value ($000s)	Life (in years)
Outstanding as of December 31, 2024	376,654	$4.29	$-	8.2
Employee options granted	10,000,000	$3.85		9.8
Employee options exercised	(30,000)	3.36
Employee options expired	(128,652)	$3.68
Employee options forfeited	(181,669)	$3.50	$4	-
Outstanding as of September 30, 2025	10,036,333	$6.18	$9,336	9.4
Options vested and exercisable	10,021,333	$6.18	$9,330	9.4

Stock-based compensation associated with the amortization of stock option expense was $0.0 million and $0.1 million for the three months ended September 30, 2025, and 2024, respectively. Stock based compensation associated with the amortization of stock option expense was approximately $26.2 million and $0.3 million for the nine months ended September 30, 2025, and 2024 respectively. All stock compensation was recorded as a component of general and administrative expenses.

The following were assumptions used in the Company’s fair value analysis:

Risk-free interest rate	4.14%
Estimated maturity date	10 years
Underlying stock price	6.16
Expected volatility	112.5%

Estimated future stock-based compensation expense relating to unvested stock options is approximately $52,000

Non-controlling Interest

As previously discussed, the Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. As of September 30, 2025, the amount attributable to non-controlling interest was $1.9 million out of which $0.1 million is still outstanding payable to non-controlling interests.

Note 11. Revenue

The following table presents our total revenue disaggregated by revenue type for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Underwriting	$32,745	$1,971	$57,828	$6,360
Commissions	8,881	1,161	14,570	3,246
Account advisory and management fees	269	638	555	1,409
Carried interest fees	8,704	-	19,204	-
Other	222	273	869	569
Total	$50,821	$4,043	$93,026	$11,584

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

Note 13. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of September 30, 2025, Dominari Securities had net capital of approximately $15.8 million in excess of net capital requirement of $0.7 million.

Note 14. Related Party Transactions

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023 and held approximately 30% of Revere’s outstanding equity until May 20, 2025. From time to time, Company participates in offerings of securities as an underwriter in transactions in which Revere is also participating as an underwriter. On such transactions, the Company earned $0 and $103,470 in the three months ending September 30, 2025, and 2024, respectively. On such transactions, the Company earned $318,405 and $313,960 in the nine months ending September 30, 2025, and 2024, respectively. As of May 20, 2025, Kyle Wool no longer holds an equity interest in Revere.

The Company collected fees on behalf of Series which were intended for future expenses of each Series entity. As of September 30, 2025, such amount was approximately $53,000 and is included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

During the year ended December 31, 2024, the Company entered into employee loans with various employees totaling $2.4 million. The terms of the loan agreements range from 3 years to 7 years, with an average annual interest rate of approximately 3.2%. The total interest received for the three months ended September 30, 2024 and 2025 was approximately $11,000 and $20,000 respectively and for the nine month ended September 30, 2024 and 2025 was approximately $32,000 and $58,000 respectively. As of September 30, 2025 and December 31, 2024, the total outstanding balance of the employee loans was $1.9 million and $2.2 million respectively included in loans to employees on the accompanying unaudited condensed consolidated balance sheets.

Certain of the Company’s investments are made through related party special purpose vehicles. These are included within Note 5 of the unaudited condensed consolidated financial statements and include the following investments: investment in Revere Master SPV Series 1 (Qxpress Pte Ltd), investment in Revere Master SPV Series VI (TessPay, Inc.), investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI), investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.), investment in Dominari Master SPV LLC Series XII (Groq, Inc.). These investments are classified in long term equity investments on the balance sheet.

The Company’s investments in American Ventures LLC Series XIX (Skyline Builders Group Holdings Ltd.), and American Ventures LLC Series XIV (JFB Construction Holdings) are classified as marketable securities.

The Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. As of September 30, 2025, the amount attributable to non-controlling interest was $1.9 million out of which $0.1 million is still outstanding payable to non-controlling interests.

The Company earns revenues for managing certain pooled investment vehicles which are related parties. These include the entirety of the carried interest fees revenues, and management fee revenues included within the advisory and management fees caption, of the unaudited condensed consolidated statements of operations. As of September 30, 2025, the total amount of contract liabilities disclosed in Note 2 represented amounts received in advance of revenue earned on managing such related party investment vehicles.

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

The measures of segment profitability that are most relied upon by the CODM are gross revenue and net income (loss), as presented within the table below and reconciled to the unaudited condensed consolidated statements of operations. Additionally, the CODM views the expenses listed below to be significant in their analysis.

	Three Months Ended September 30, 2025
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$50,150	$671	$50,821
Operating Costs
Compensation and benefits	41,025	9,260	50,285
Professional and consulting fees	255	1,185	1,440
Data processing	187	-	187
Other expenses	(58)	566	508
Income (loss) from operations	8,741	(10,340)	(1,599)

Other (expenses) income
Interest income	497	53	550
Gain on marketable securities	1,213	157,917	159,130
Unrealized loss on note receivable	-	-	-
Change in fair value of investments	-	(32,000)	(32,000)
Total other (expenses) income	1,710	125,970	127,680
Net income	$10,451	$115,630	$126,081
Less: Net income attributable to non-controlling interests	871	-	871
Net income attributable to common stockholders of Dominari Holdings	$9,580	$115,630	$125,210
Total assets	$83,124	$140,322	$223,446

	Three Months Ended September 30, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$3,684	$359	$4,043
Operating Costs
Compensation and benefits	3,798	1,613	5,411
Professional and consulting fees	232	267	499
Data processing	241	32	273
Other expenses	167	889	1,056
Loss from operations	(754)	(2,442)	(3,196)

Other (expenses) income
Interest income	204	76	280
Gain on marketable securities	-	89	89
Unrealized loss on note receivable	-	(429)	(429)
Change in fair value of investments	-	(955)	(955)
Total other (expenses) income	204	(1,219)	(1,015)
Net loss	$(550)	$(3,661)	$(4,211)
Total assets	$16,062	$27,369	$43,431

	Nine Months Ended September 30, 2025
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$92,355	$671	$93,026
Operating Costs
Compensation and benefits	78,455	59,996	138,451
Professional and consulting fees	1,613	2,453	4,066
Data processing	546	-	546
Other expenses	675	2,323	2,998
Income (loss) from operations	11,066	(64,101)	(53,035)

Other (expenses) income
Interest income	878	95	973
Gain on marketable securities	4,539	158,555	163,094
Unrealized gain on note receivable	-	221	221
Change in fair value of investments	-	-	-
Total other income	5,417	158,871	164,288
Net income (loss)	$16,483	$94,770	$111,253
Less: Net income attributable to noncontrolling interests	1,921	-	1,921
Net income attributable to common stockholders of Dominari Holdings	$14,562	$94,770	$109,332
Total assets	$83,124	$140,322	$223,446

	Nine Months Ended September 30, 2024
	Dominari Financial	Legacy AIkido Pharma	Consolidated
Revenue	$10,553	$1,031	$11,584
Operating Costs
Compensation and benefits	10,037	4,210	14,247
Professional and consulting fees	993	924	1,917
Data processing	616	77	693
Other expenses	1,697	1,767	3,464
Loss from operations	(2,790)	(5,947)	(8,737)

Other (expenses) income
Interest income	545	184	729
Gain on marketable securities	-	767	767
Unrealized loss on note receivable	-	(2,086)	(2,086)
Change in fair value of investments	-	(6,445)	(6,445)
Total other (expenses) income	545	(7,580)	(7,035)
Net loss	$(2,245)	$(13,527)	$(15,772)
Total assets	$16,062	$27,369	$43,431

Note 16. Income Taxes

The Company recorded no income tax expense for the nine months ended September 30, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2025, and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The Company has evaluated whether OBBBA has a material impact on its 2025 unaudited condensed consolidated financial statements. The only provision of OBBBA that impacts the Company’s income tax accounting under ASC740 is the new IRC. Sec. 174A, which permanently allows taxpayers to fully expense domestic research or experimental (R&E) expenditures paid or incurred in taxable years beginning after December 31, 2024. The requirement to capitalize foreign Sec. 174 expenses over 15 years has not changed. On August 28, 2025, the IRS released procedural guidance (Rev. Proc. 2025-28) for implementing Section 174A and related elections for domestic research or experimental expenditures. Transition rules provide taxpayers with options to account for any remaining unamortized domestic R&E expenditures paid or incurred in taxable years beginning after December 31, 2021, and before January 1, 2025. Taxpayers may continue to amortize such unamortized amounts over the remaining five-year period; alternatively, they may elect to deduct any remaining unamortized domestic R&E expenditures either entirely in the first tax year beginning after December 31, 2024, or ratably over two taxable years (e.g., 2025 or ratably in 2025 and 2026). The Company plans to elect to deduct the remaining unamortized costs entirely in 2025. As of December 31, 2024, the Company has approximately $415,000 of remaining unamortized domestic R&D expenditures eligible for immediate deduction, representing approximately $119,000 of its December 31, 2024 gross Deferred Tax Assets. The impact of deducting these costs is reclassifying approximately $119,000 from Capitalized Sec. 174 to Net Operating Loss Carryforward, with zero net impact on the Company’s gross deferred tax assets or effective tax rate.

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

Dominari Financial Inc. (“Dominari Financial”), a wholly owned subsidiary of Dominari Holdings Inc., executes the Company’s growth strategy in the financial services industry. In addition to organic growth, Dominari Financial seeks partnership opportunities and acquisitions of third-party financial assets such as registered investment advisors and businesses, broker dealers, asset management and fintech firms, and insurance brokers. Our first transaction in furtherance of our growth in the financial services industry, the acquisition of 100% of a dually registered broker dealer and investment advisor from Fieldpoint Private Bank & Trust (“Fieldpoint”), was consummated on March 27, 2023. The newly acquired dually registered broker-dealer and investment adviser was renamed Dominari Securities LLC (“Dominari Securities”) and is a wholly owned subsidiary of Dominari Financial.

On October 13, 2023, the Company entered into two separate Limited Liability Company Agreements with Dominari Manager LLC (“Manager”) and Dominari IMLLC (“Investment Manager”) which are both wholly owned subsidiaries and whose operations are included within the unaudited condensed consolidated financial statements of Dominari. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Investment Manager was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. Beginning in March 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

On June 17, 2025, the Company entered into two Limited Liability Agreements with American Ventures Management LLC (“AV Manager”) and American Ventures IM LLC (“AV Investment Manager”) and was assigned ninety percent (90%) Membership Interest in each, which are both ninety percent (90%) majority owned subsidiaries of the Company and whose operations are included within the unaudited condensed consolidated financial statements of Dominari Holdings Inc. AV Manager was named as the manager of American Ventures LLC (the “AV Master SPV”), a series limited liability company formed by AV Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AV Master SPV. AV Investment Manager was named the investment manager of the AV Master SPV and is responsible for providing investment advice and decisions on behalf of the AV Master SPV. AV Manager and AV Investment Manager are the managing members of AV Master SPV and may not be removed without their respective consent. The other members of AV Master SPV are the passive investing members of each series of funds (the “AV Series”) established under the AV Master SPV. The AV Manager established various AV Series of the AV Master SPV for the purpose of making investments in companies identified by the AV Investment Manager with proceeds generated by the sale of non-voting interests in such AV Series by the AV Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.

In addition to our critical accounting estimates as compared to the critical accounting estimates discussed in the Company’s Annual Report on Form 10- K, the Company considers the valuation of its warrants as a critical accounting estimate included in the September 30, 2025 unaudited condensed consolidated financial statements as follows:

Warrant Investments

Warrant fair values are primarily determined using a Black Scholes option pricing model, which include the underlying stock price, warrant strike price, expected remaining term, volatility, and risk-free rate as the primary inputs to the model. Increases or decreases in any of these inputs could result in a material change in fair value. Additionally, for warrants that have periods of contractual trading restrictions, marketability discounts were considered in determining fair value.

●	The underlying stock price is equal to the closing price of the underlying stock as of the measurement date.

●	The expected remaining term is equal to the time to expiration of the warrant investment.

●	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price.

●	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining term of the warrant investment.

●	Marketability discounts are applied for warrants that have sales restrictions (or lock up periods). These discounts are calculated using a combination of the Finnerty Model and the Asian Put Model using a term equal to the period of such restriction.

Refer to Note 3 of the Company’s Annual Report on Form 10-K for a discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended September 30, 2025, compared to the three months ended September 30, 2024

During the three months ended September 30, 2025 and 2024, we recognized approximately $50.8 million and $4.0 million in revenue from operations, respectively. The increase in 2025 was primarily driven by the increase in commissions of $7.7 million and underwriting revenue of $30.8 million earned by Dominari Securities and Dominari Manager LLC (“Manager”) along with $8.7 million earned in carried interest for the three months ended September 30, 2025. During the three months ended September 30, 2025, we recorded net income of approximately $126.1 million and during the three months ended September 30, 2024, we incurred a net loss of approximately $4.2 million. The change in net income from operations was primarily driven by increases in revenue and other income (see discussion below on marketable securities and long-term equity investments), and was offset by increases in general and administrative costs and expenses, specifically increases in commissions expense and stock-based compensation expense.

During the three months ended September 30, 2025, other income was approximately $127.7 million and the Company recorded an other expense of $1.0 million, for the comparable period in 2024.

The activity described above for the three months ended September 30, 2025 and 2024, is primarily a result of the Company’s continued increase in activities related to the financial services industry, overall volatility in investment valuations due to macroeconomic uncertainty impacting marketable securities and the change in carrying value of long-term equity investments. Specifically:

i.	Marketable securities - We recognized net gains of approximately $159.1 on marketable securities during the quarter primarily driven by an unrealized gain of $156.4 million from the investment in American Bitcoin Corp. (“ABTC”) along with gains recorded on investments in Skyline Builders Group Holdings Ltd. and JFB Construction Holdings. In September 2025, ABTC became publicly listed on the Nasdaq (Ticker: ABTC) and accordingly, the ABTC investment was reclassified from long term equity investments to marketable securities.

ii.	Long-term equity investments – During the three months ended September 30, 2025, we recognized a reduction of $32.0 million in our long-term equity investments reflecting the reclassification of the American Bitcoin Corp investment to marketable securities which was valued at $32.0 million at June 30, 2025.

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

During the nine months ended September 30, 2025, and 2024, we recognized approximately $93.0 million and $ 11.6 million in revenue from operations, respectively. The increase was primarily driven by the increase in commission revenues of $11.3 million and underwriting revenue of $51.5 million earned by Dominari Securities and Dominari Manager LLC (“Manager”) along with $19.2 million earned in carried interest for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, and 2024, we recorded net income of $111.2 million and a net loss of approximately $15.8 million respectively. The change in net income was primarily driven by increases in revenues of $81.4 million and other income of $164.8 million offset by an increase in stock-based compensation expense of $53.7 million, and commission expenses of $60.4 million as compared to the comparable period in 2024. During the nine months ended September 30, 2025 and 2024, other income (expenses) were approximately $164.8 million and ($7.0 million), respectively (see discussion below on marketable securities and long-term equity investments).

The activity described above for the nine months ended September 30, 2025 and 2024, is primarily a result of the Company’s continued increase in activities related to the financial services industry, along with macroeconomic uncertainty and volatility impacting marketable securities. Specifically:

i.	Marketable securities - We recognized gains of approximately $163.1 million on marketable securities, which includes $156.4 million gain from the Company’s investment in ABTC (see discussion above) for the nine months ended September 30, 2025. This represents an increase of approximately $162.3 million over the nine months ended September 30, 2024.

ii.	Notes receivable - We recognized $0.2 million unrealized gain over the nine months ended September 30, 2025, versus $2.0 million loss during the nine months ended September 30, 2024, on notes receivable.

Liquidity and Capital Resources

We continue to incur ongoing administrative and other expenses, including public company expenses. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from our past debt and equity offerings;

●	managing current marketable securities and other investments on hand ;

●	seeking additional funds raised through the sale of additional securities in the future; and

●	seeking additional liquidity through credit facilities or other debt arrangements.

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our longer-term business plan to support our transition into the financial services industry. Our working capital amounted to approximately $198.8 million as of September 30, 2025. Included in working capital is $156.4 million related to American Bitcoin shares that is subject to a lock-up period until March 1, 2026. as well as another $1.2 million of warrants for purchasing shares in publicly traded that are subject to lock-up periods that will end in November 2025 and an additional $4.0 million of warrants for purchasing shares in publicly traded companies with lock-up periods that will end by March 1, 2026. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	As of September 30,
	2025	2024
Cash provided by (used in)
Operating activities	$(4,031)	$(11,902)
Investing activities	945	12,472
Financing activities	4,380	-
Net increase in cash	$1,294	$570

Cash Flows from Operating Activities

For the nine months ended September 30, 2025 we used $4.0 million in operations as compared to cash flow use of $11.9 million for the nine months ended September 30, 2024. The cash provided by operating activities for the nine months ended September 30, 2025, is primarily attributable to increases in receivable from clearing brokers of $11.6 million, increase in accrued commissions of $2.7 million , increase in stock based comp of $53.7 million, changes in operating assets and liabilities of approximately $6.2 million, net realized and unrealized gain on marketable securities of approximately $4.8 million, offset by a change in prepaid expenses and other assets of approximately $0.2 million, and net income of approximately $111.2 million. The cash used in operating activities for the nine months ended September 30, 2024, is primarily attributable to a net loss of approximately $15.7 million, approximately $3.4 million of unrealized gain on marketable securities, increase in clearing broker deposits of $6.5 million, partially offset by approximately $3.8 million of realized gain on marketable securities, the change in carrying value of long term investments of approximately $6.4 million, and changes in operating assets and liabilities of $5.7 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025 and 2024, net cash provided by investing activities was approximately $0.9 million and $12.5 million, respectively. The cash provided by investing activities for the nine months ended September 30, 2025, sales of marketable securities of $15.9 million, collection of principal on notes receivable of $1.1 million, sales of long term investments $0.5 million and collection of principal from employee loans of $0.3 million, and was partially offset by purchases of marketable securities of approximately $16.8 million. The cash provided by investing activities for the nine months ended September 30, 2024, primarily resulted from our sale of marketable securities of approximately $14.8 million and long term investments of approximately $ 3.5 million and collections of principal on notes receivable of $0.8 million, and was partially offset by funds loaned to employees of $2.4 million and purchases of marketable securities of approximately $4.0 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, cash provided by financing activities was approximately $4.4 million, primarily driven by fund raising related to issuance of common stock of $13.5 million and issuance of common stock for warrants exercised of $4.6 million, partially offset by payment of dividends of $11.9 million. During the three months ended September 30, 2025, the Company distributed approximately $1.8 million to holders of non-controlling interests. For the nine months ended September 30, 2024, there are no cash flows from financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

As of December 31, 2024, due to staffing and resource constraints, the Company required significant additional time to close the books and records. Management, after year end, continued to perform its account reconciliations which required further adjustments to be recorded. As such, information technology, business processes and financial reporting controls were deemed to be ineffective due to (a) the lack of personnel to ensure the books and records are closed accurately and on a timely basis, (b) lack of proper review over the accounting for certain notes receivable accounted for at fair value, (c) the lack of appropriate segregation of duties, (d) certain general information technology control deficiencies regarding user access provisioning and administrative access review, and (e) insufficient documentation to support and evidence the design and implementation of controls.

Changes in Internal Control Over Financial Reporting

On October 1, 2025, the Company hired an Interim Chief Financial Officer to assist the Company’s finance department. Otherwise, there were no changes in our internal control over financial reporting for the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOMINARI HOLDINGS INC.

Date: November 10, 2025	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer

Date: November 10, 2025	By:	/s/ Tim Ledwick
Tim Ledwick
Chief Financial Officer