Form 10-K
period 2025-12-31
Dominari Holdings Inc.
filed 2026-03-31
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-41845

DOMINARI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0849320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 5th Avenue, 22nd Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 393-4540

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.0001 par value per share)	DOMH	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025: $54,480,644 based upon the closing sale price of our common stock of $5.44 on June 30, 2025. Common stock held by each officer and director of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2026, there were 22,613,781 shares of the registrant’s common stock issued and outstanding.

DOMINARI HOLDINGS INC.

i

EXPLANATORY NOTE

All references in this Annual Report on Form 10-K (“Annual Report”) to “we,” “us,” “our” and the “Company” refer to Dominari Holdings Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

ii

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

iii

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

Dominari Financial Inc. (“Dominari Financial”), a wholly owned subsidiary of Dominari, executes the Company’s growth strategy in the financial services industry. In addition to organic growth, Dominari Financial seeks partnership opportunities and acquisitions of third-party financial assets such as registered investment advisors and businesses, broker dealers, asset management and fintech firms, and insurance brokers. Our first transaction in furtherance of our growth in the financial services industry, the acquisition of 100% of a dually registered broker dealer and investment advisor from Fieldpoint Private Bank & Trust (“Fieldpoint”), was consummated on March 27, 2023. The newly acquired dually registered broker-dealer and investment adviser was renamed Dominari Securities LLC (“Dominari Securities”) and is a wholly owned subsidiary of Dominari Financial.

History

Dominari Holdings Inc. (the “Company”), formerly AIkido Pharma, Inc., was founded in 1967 as Spherix Incorporated. Since 2017, the Company operated as a biotechnology company with a diverse portfolio of small-molecule anticancer and antiviral therapeutics and their related patent technology. The Company is in the process of winding down its historical pipeline of biotechnology assets held by Dominari Labs, LLC (formerly AIkido Labs, LLC). In an effort to enhance shareholder value, in June of 2022, the Company formed a wholly owned financial services subsidiary, Dominari Financial Inc. (“Dominari Financial”), with the intent of shifting the Company’s primary operating focus away from biotechnology to the fintech and financial services industries. Through Dominari Financial, the Company acquired Dominari Securities LLC (“Dominari Securities”), an introducing broker-dealer, a member of the Financial Industry Regulatory Authority (“FINRA”) and an investment adviser registered with the Securities and Exchange Commission (“SEC”). Dominari Securities is also licensed to provides investment advisory services and annuity and insurance products of certain insurance carriers as an insurance agency through independent and affiliated brokers.

On September 9, 2022, Dominari Financial entered into a membership interest purchase agreement, as amended and restated on March 27, 2023 (the “FPS Purchase Agreement”) with Fieldpoint Private Bank & Trust (“Fieldpoint”), a Connecticut bank, for the purchase of its wholly owned subsidiary, Fieldpoint Private Securities, LLC, a Connecticut limited liability company (“FPS”), that is a broker-dealer, a member of FINRA and an investment advisor registered with the SEC. Pursuant to the terms of the FPS Purchase Agreement, Dominari Financial purchased from Fieldpoint 100% of the membership interests in FPS (the “Membership Interests”). The registered broker-dealer and investment adviser businesses will be operated as a wholly owned subsidiary of Dominari Financial. The FPS Purchase Agreement provided for Dominari Financial’s acquisition of FPS’s Membership Interests in two closings, the first of which occurred on October 4, 2022 (the “Initial Closing”), at which Dominari Financial paid to Fieldpoint $2.0 million in consideration for a transfer by Fieldpoint to Dominari Financial 20% of the Membership Interests. Following the Initial Closing, FPS filed a continuing membership application requesting approval for a change of ownership, control or business operations with FINRA in accordance with FINRA Rule 1017 (the “Rule 1017 Application”). The Rule 1017 Application was approved by FINRA on March 20, 2023. The second closing occurred on March 27, 2023, Dominari Financial paid Fieldpoint an additional $1.4 million in consideration for a transfer by Fieldpoint to Dominari Financial of the remaining 80% of the Membership Interests. As a result of the ownership change, FPS was renamed Dominari Securities LLC.

On October 13, 2023, the Company entered into two separate Limited Liability Agreements with Dominari Manager LLC (“Manager”) and Dominari IM LLC (“Investment Manager”) which are both wholly owned subsidiaries and whose operations are included within the consolidated financial statements of Dominari. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Investment Manager was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. Beginning in March 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

On June 17, 2025, the Company entered into two Limited Liability Agreements with American Ventures Management LLC (“AV Manager”) and American Ventures IM LLC (“AV Investment Manager”). The Company holds a ninety percent (90%) Membership Interest in each, and their operations are included within the consolidated financial statements of Dominari. AV Manager was named as the manager of American Ventures LLC (the “AV Master SPV”), a series limited liability company formed by AV Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AV Master SPV. AV Investment Manager was named the investment manager of the AV Master SPV and is responsible for providing investment advice and decisions on behalf of the AV Master SPV. AV Manager and AV Investment Manager are the managing members of AV Master SPV and may not be removed without their respective consent. The other members of AV Master SPV are the passive investing members of each series of funds (the “AV Series”) established under the AV Master SPV. The AV Manager established various AV Series of the AV Master SPV for the purpose of making investments in companies identified by the AV Investment Manager with proceeds generated by the sale of non-voting interests in such AV Series by the AV Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

Recent Developments

Dividend Paid

On December 11, 2025, the Company declared a special cash dividend on our common stock and pursuant to the terms of certain common stock purchase warrants issued in our recently completed financings (on an as-exercised basis) of $0.432 per share, which was paid on January 26, 2026, to shareholders and certain warrant holders of record as of the close of business on January 5, 2026.

Sale of ABTC Stock

On December 30, 2025, the Company entered into an agreement to sell the entirety of its 23,199,205 shares of ABTC common stock for proceeds totaling $32.4 million. The transaction closed on January 20, 2026, with the receipt of the totality of the $32.4 million.

Restricted Stock Awards

On January 7, 2026, in connection with the transaction involving the Company’s investment in American Bitcoin, the Committee determined that it is in the best interests of the Company and its stockholders, to make a special equity grant to Messrs. Anthony Hayes and Kyle Wool, in accordance with the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) and pursuant to stockholder approval to increase the number of shares of common stock reserved for issuance under the 2022 Plan. Pursuant to the Committee’s decision and upon stockholder approval, pursuant to which each received 3,000,000 shares of the Company’s common stock.

On March 4, 2026, upon approval of the Company’s stockholders to amend the 2022 Plan to increase the number of shares of common stock reserved for issuance under the 2022 Plan, the shares were fully-vested and nonforfeitable with a total fair value of approximately $18.4 million.

Special Meeting of Stockholders

On March 4, 2026, at a special meeting of stockholders, the Company’s stockholders approved amendments to (1) increase the number of shares of common stock reserved for issuance with respect to awards granted under the 2022 Plan by 10,000,000 shares of common stock from 11,720,750 shares of common stock to 21,720,750 shares of common stock and (2) Section 4(b) of the 2022 Plan to clarify the calculation of the annual increase in shares of common stock reserved for issuance under the 2022 Plan to provide that commencing on January 1, 2027 and continuing until January 1, 2032, the number of shares reserved for issuance under the 2022 Plan shall automatically increase each January 1st, by a number of shares equal to the lesser of (i) 20% of the total number of shares of common stock issued and outstanding on the immediately preceding December 31st and (ii) such smaller number of shares of common stock as determined by the board of directors.

Amendments to Employment Agreements with Officers

On March 20, 2026, the Company entered into amendments to the employment agreements of each of Anthony Hayes (the Company’s Chief Executive Officer), and Kyle Wool (the Company’s President) (collectively, the “Employment Agreement Amendments”). Pursuant to each of the Employment Agreement Amendments, the executives agreed to replace the annual bonus provisions with a performance-based quarterly bonus in consideration for the issuance of 3,000,000 shares of common stock from the Company, as approved by vote of the shareholders of the Company on March 4, 2026.

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

Employees

As of December 31, 2025, we had 36 full-time employees, none of which are represented by a labor union or covered by a collective bargaining agreement. The Company offers health insurance benefits to eligible employees. Additional benefits offered by the Company depend on the employee position and title, but may include a 401(k) retirement plan, short-term disability, Workers’ Compensation for qualifying illness or injury, sick leave and paid vacation. The Company also provides certain training for employees, such as New York State Harassment Prevention Training, Cyber Security Awareness Training and some continuing education training.

Corporate Information

We were incorporated in Delaware on May 1, 1992. Our principal office is located at 725 5th Avenue, 22nd Floor, New York, New York 10022, and our telephone number is (212) 393-4540. Our website address is https://www.dominariholdings.com/. The information contained in, or accessible through, our website does not constitute part of this Annual Report. We have included our website address as an inactive textual reference only.

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

Business Risks

Our business is subject to significant credit risk in connection with the execution, settlement and financing of various customer and principal securities and derivative transactions.

In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities and derivative transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Even when transactions are collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended and collateral has not been secured or the counterparty defaults before collateral or margin can be adjusted. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties.

We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. We may require counterparties to deposit additional collateral or return collateral pledged. In certain circumstances, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty. However, there can be no assurances that our risk controls will effectively mitigate or eliminate these risks.

We are exposed to significant market risk and our principal transactions and investments expose us to risk of loss.

Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities, including trading account assets and liabilities, loans, securities, short-term borrowings, corporate debt and derivatives. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase capital requirements, which could have an adverse effect on our business, results of operations, financial condition and liquidity.

From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses. Increased market volatility may also impact our revenues as transaction activity in our investment banking and capital markets sales and trading businesses can be negatively impacted in a volatile market environment.

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management within Part II, Item 7. of this Annual Report on Form 10-K for additional discussion.

Financing and advisory services engagements are transactional in nature and do not generally provide for subsequent engagements.

Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific advisory or capital markets transactions. As a consequence, the timing of when fees are earned varies, and, therefore, our financial results from advisory and capital markets activities may experience volatility quarter to quarter based on equity market conditions as well as the macroeconomic business cycle more broadly. In particular, our revenues related to advisory transactions tend to be more unpredictable from quarter to quarter due to the one-time nature of the transaction and the size of the fee. As a result, high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations could be adversely affected.

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

We have incurred operating losses in the past and may not consistently achieve profitability in the future.

Our net loss attributable to common stockholders for the year ended December 31, 2025 was $22.4 million. Our accumulated deficit was $268.1 million as of December 31, 2025. Our ability to operate profitably depends upon our ability to generate revenue from our financial products and services. We do not know if we will continue to generate significant revenue from such financial services and products. Even though our revenue may continue to increase, we expect to incur additional losses while we grow and expand our business. Our failure to sustain consistent profitability could negatively impact the market price of our common stock.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2025, our internal control over financial reporting was not effective, as described further in Item 9A of this Form 10-K for the fiscal year ended December 31, 2025. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

Our valuation methodologies for certain assets can be subjective, and the fair value of assets established pursuant to such subjective methodologies is uncertain and may never be realized.

There are no readily ascertainable market prices for a substantial majority of illiquid investments held by us and our investment vehicles. When determining fair values of investments, we use the last reported market price as of the applicable statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith, and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. For our illiquid investments, we use a variety of valuation methodologies, including a market multiples approach and discounted cash flow analysis, and we engage third parties to assist us with certain aspects of our valuations. These methodologies typically require estimates of key inputs and significant assumptions and judgments. For information about our valuation methodologies and processes, please see “Note 3—Summary of Significant Accounting Policies—Fair Value Measurements.”

Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and are typically based on estimates and significant assumptions and judgments, determinations of fair value may differ materially from the values that would have resulted if a readily observable market price had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that we would actually be able to realize because of various factors, including possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market’s view of overall company and management performance. Our financial results could be adversely affected if the values of investments that we record is materially higher than the values that are ultimately realized upon the disposal of the investments, and changes in values attributed to investments from quarter to quarter may result in volatility in our assets under management, which could materially affect our financial results that we report from period to period. There can be no assurance that the investment values that we record from time to time will ultimately be realized, including the investment values that are presented in this report.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of investments reflected in an investment vehicle’s net asset value (“NAV”) do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment vehicle when such investments are realized. For example, there may be known or unknown liabilities such as tax exposures with respect to investments, especially those outside the United States, which may not be fully reflected in valuations. Realizations at values significantly lower than the values at which investments have been reflected in a prior investment vehicle’s NAVs would result in losses for the applicable investment vehicle and the loss of any accrued carried interest and other fees. Also, if realizations of our investments produce values materially different than the carrying values reflected in a prior investment vehicle’s NAVs, investors in such vehicles may lose confidence in us, which could in turn result in difficulty in raising capital for future funds or other investment vehicles. In addition, because we value our entire portfolio using the methodologies described in this report only on a periodic basis, subsequent events that may have a material impact on those valuations may not be reflected until the next periodic valuation date.

In addition, the range of potential valuation methodologies and the potential exercise of our subjective judgment in determining valuation might cause some of our investors or regulators to question our valuations or methodologies. There can be no assurance that our policies will address all necessary valuation factors or completely eliminate potential conflicts of interest in such determinations or that we will be able to achieve some valuations. The SEC continues to focus on issues related to valuation of private investment vehicles, including consistent application of the methodology, disclosure, and conflicts of interest, in its enforcement, examination, and rulemaking activities. Changes in these factors can have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if these factors from prior quarters were to change significantly.

We may not be able to compete successfully with other companies in the financial services industry that have significantly greater resources than we do.

The financial services industry remains highly competitive, and our revenues and profitability may suffer if we are unable to compete effectively. We generally compete on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including the use of multiple book runners, co-managers, and multiple financial advisors handling transactions, have affected and could continue to adversely affect our revenues. We remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms generally have a larger capital base, greater access to capital, and greater technology resources, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, some of these firms are able to use their larger capital base to offer additional products or services to their investment banking clients, which can be a competitive advantage. With respect to our fixed income institutional brokerage and public finance investment banking businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in investment grade fixed income products, potentially with less opportunity for growth than other firms which have grown their fixed income businesses by investing in, developing and offering non-traditional products (e.g., credit default swaps, interest rate products and currencies and commodities).

Damage to our reputation could harm our business.

Maintaining our reputation is critical to attracting and maintaining clients, customers, investors, and employees. If we fail to deal with, or appear to fail to deal with, issues that may give rise to reputational risk, such failure or appearance of failure could have a material adverse effect on our business and stock price. These issues include appropriately dealing with potential conflicts of interest, legal and regulatory requirements, perceptions of our environmental, social and governance practices or business selection, ethical issues, money laundering, cybersecurity, and the proper identification of the strategic, market, human capital, liquidity, credit, operational, legal and regulatory risks inherent in our business and products.

Future acquisitions and dispositions of our businesses and investments are possible, changing the components of our assets and liabilities, and if unsuccessful or unfavorable, could reduce the value of our securities.

Any future acquisitions or dispositions may result in significant changes in the composition of our assets and liabilities, as well as our business mix and prospects. Consequently, our financial condition, results of operations and the trading price of our securities may be affected by factors different from those affecting our financial condition, results of operations and trading price at the present time.

The number of anticipated investment banking transactions may differ from actual results.

The completion of anticipated investment banking transactions in our pipeline is uncertain and partially beyond our control, and our investment banking revenue is typically earned only upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or director or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other issues in the client’s or counterparty’s business. More importantly, anticipated advisory or capital markets transactions may be delayed or terminated as a result of a decline in or uncertainty surrounding market or economic conditions. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we could earn little or no revenue from the transaction and may have incurred significant expenses (e.g., travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market and economic conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

Artificial intelligence could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.

The use of artificial intelligence by us and others, and the overall adoption of artificial intelligence throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. There is substantial uncertainty about the extent to which artificial intelligence will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate, or remediate all of the potential risks, challenges, or impacts of such changes. These changes could potentially disrupt, among other things, our business models, investment strategies, operational processes, and our ability to identify and hire employees. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

We may use artificial intelligence and other quantitative analysis tools and models, developed by us or third-party service providers, to inform certain of our decisions. Such technology, analysis and models are highly complex and subject to limitations and risks that have the potential to adversely impact us to the extent that we rely on artificial intelligence. If the data we, or third parties whose services we rely on, use in connection with the development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our products, services, and businesses could suffer. In addition, we analyze data through different means, including manual reviews, automated rules as well as the use of artificial intelligence and machine-learning technologies to better manage our business. Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize artificial intelligence and machine-learning technology while carrying out their responsibilities. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent that we rely on the work product of such artificial intelligence in such operations.

There is also a risk that artificial intelligence may be misused or misappropriated by our employees or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personally identifiable information, into artificial intelligence applications, resulting in such information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. If we or third-party developers whose artificial intelligence we utilize do not have sufficient rights to use the data or other material relied upon by such developers, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contractual obligations. Further, we may not be able to control how third-party artificial intelligence that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, unavoidable deficiencies in the practices associated with data collection, training AI technology on large data sets, and big data analytics and difficulties validating data, could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.

Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence technologies, including regarding the use of “big data,” diligence of data sets and oversight of data vendors. The use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence. In April 2023, the U.S. Federal Trade Commission (“FTC”), DOJ, CFPB, and EEOC released a joint statement on artificial intelligence, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. Such enforcement has included “sweeps” by the FTC focused on unfair or deceptive practices by companies purporting to use artificial intelligence in their operations or selling artificial intelligence products that may be used to mislead or deceive consumers. The NAIC has established a dedicated working group and adopted bulletins and reports on the use of artificial intelligence by insurers. Existing laws and regulations may be interpreted in new ways, which would affect the way in which we or our portfolio companies use artificial intelligence and machine-learning technology. In January 2025, the U.S. Department of Commerce’s Bureau of Industry and Security issued a rule requiring licenses to export certain closed-weight AI models and advanced computing integrated circuits beginning on May 15, 2025. In addition to the U.S. regulatory framework, in August 2024, the EU finalized a new regulation on artificial intelligence (the “EU AI Act”), parts of which are currently in effect and others of which are slated to take effect from late 2026. The EU AI Act is a legal framework, which governs the development and deployment of artificial intelligence placed on the EU market, used in the EU, or where the output is used or intended to be used within the EU. The framework bans certain uses of artificial intelligence outright based on its risk and impose material obligations on both the providers and deployers of certain other artificial intelligence activities. The fine threshold for non-compliance is expected to be 35 million euros or 7% of total annual worldwide turnover, whichever is higher, and regulators are expected to have powers to remove non-compliant products from the EU market. Other jurisdictions, such as Canada with its Artificial Intelligence and Data Act and Brazil with its AI Legal Framework, have either implemented or are also considering similar legal frameworks.

Once effective, regulations relating to artificial intelligence may expand our compliance obligations and impact our business or the business of our portfolio companies. In July 2023, the SEC proposed new predictive data analytics rules, which would require registered investment advisers (and broker-dealers) to eliminate or neutralize (rather than just disclosing and mitigating) certain conflicts of interest posed by covered technologies including artificial intelligence and machine-learning, with respect to their interactions with clients and investors in pooled investment vehicles. In order to limit their potential liability under this rule, our investment adviser entities could choose to change or discontinue some of their activities related to such technologies. We cannot predict what, if any, actions may be taken, but such developments could have a materially adverse impact to us.

Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments. See also “—Risks Related to Our Business— Cybersecurity and security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.”

We may expand into new investment strategies, geographic markets and businesses and new types of investors or seek to expand our business or change our strategic focus with new strategic initiatives, which may result in additional risks and uncertainties in our businesses.

Our organizational documents do not limit our ability to enter into new lines of business, and we may expand into new investment strategies, geographic markets, businesses, types of investors and investment products. We intend to seek to grow our businesses by increasing assets under management in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as publicly listed vehicles, separately managed accounts and structured products), expanding into new geographic markets and businesses and seeking investments from investor bases we have traditionally not pursued, such as individual investors, which subject us to additional risk. See also “—Risks Related to Our Business—Certain types of investment vehicles, especially those offered to individual investors, may subject us to a variety of risks, including new and greater levels of public and regulatory scrutiny, regulation, risk of litigation and reputational risk, which could materially and adversely affect us.” We have also launched a number of new investment initiatives in various asset classes or geographies, and increasingly manage investment vehicles owned by individual investors, which subject us to additional risk. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with applicable regulatory requirements and terms of the investment vehicles.

Our organic growth strategy focuses on providing resources to foster business expansion, such that we achieve a level of scale and profitability. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs and expose us to new market risks, and legal and regulatory requirements. The success of our organic growth strategy will also depend on, among other things, our ability to correctly identify and create products that appeal to the limited partners of our funds and vehicles. While we have made significant expenditures to develop these new strategies and products, there is no assurance that they will achieve a satisfactory level of scale and profitability.

We have and may continue to pursue growth through acquisitions of, or investments in, new businesses, other investment management companies, acquisitions of critical business partners, strategic partnerships, other alternative or traditional investment managers, or other strategic initiatives which also may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers.

To the extent we have made, or make, strategic investments or acquisitions undertake other strategic initiatives, expand into new investment strategies or geographic markets, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

●	the required investment of capital and other resources;

●	delays or failure to complete an acquisition or other transaction in a timely manner or at all, which may subject us to damages or require us to pay significant costs;

●	lawsuits challenging an acquisition or unfavorable judgments in such lawsuits, which may prevent the closing of the transaction, cause delays, or require us to incur substantial costs including in costs associated with the indemnification of directors;

●	the failure to realize the anticipated benefits from an acquired business or strategic partnership in a timely manner, if at all;

●	combining, integrating or developing operational and management systems and controls, including an acquired business’ internal controls and procedures;

●	integration of the businesses, including the employees of an acquired business;

●	disagreements with joint venture partners or other stakeholders in our hedge fund partnerships and our strategic partnerships;

●	the additional business risks of the acquired business and the broadening of our geographic footprint;

●	properly managing conflicts of interests;

●	our ability to obtain requisite regulatory approvals and licenses without undue cost or delay and without being required to comply with material restrictions or material conditions that would be detrimental to us or to the combined organization;

●	our ability to comply with new regulatory regimes; and

●	becoming subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, that may lead to increased litigation and regulatory risk and costs.

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

Holding large and concentrated positions may expose us to losses. Concentration of risk may reduce revenues or result in losses in our investing, and underwriting, including block trading, in the event of unfavorable market movements, or when market conditions are more favorable for our competitors. Changes in interest rates (especially if such changes are rapid), sustained low or high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue. If interest rates remain at low levels, the Company’s profitability will be negatively impacted.

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

As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations. Some of our subsidiaries, particularly our broker-dealer subsidiary, are subject to regulations that limit or restrict dividend payments or reduce the availability of the flow of funds from those subsidiaries to us. In addition, our broker-dealer subsidiary is subject to restrictions on their ability to lend or transact with affiliates and are required to maintain minimum regulatory capital requirements. These regulations may hinder our ability to access funds that we may need to make payments to fulfill obligations.

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

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. New regulations may result in enhanced standards of duty on broker-dealers in their dealings with their clients (fiduciary standards). Consequently, these regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements, including those relating to principal transactions. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA. FINRA adopts rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms’ operations.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially affect our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are not in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2025. If we fail to remediate and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

A change in tax laws in key jurisdictions could materially increase our tax expense.

We are subject to tax in the U.S. and numerous international jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, or the introduction of new taxes, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have an adverse effect on our financial condition or results of operations.

If our tax filing positions were to be challenged by federal, state and local, or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions.

We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.

Risks Associated with the Company’s Common Stock

Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

●	Our common stock is currently traded on The Nasdaq Capital Market (“Nasdaq”), under the symbol “DOMH.” If we fail to meet any of the continued listing standards of Nasdaq, our common stock could be delisted from Nasdaq. These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;

●	stockholders’ equity of $2.5 million;

●	500,000 shares of publicly held common stock with a market value of at least $1 million;

●	300 public stockholders; and

●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of upstart financial services companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for upstart financial services stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2025 through December 31, 2025, the closing share price of our common stock (on a split-adjusted basis) ranged from a high of $13.00 to a low of $1.03. The reason for the volatility in our common stock is not well understood and may continue. Factors that may have contributed to such volatility include, but are not limited to:

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

Because of their significant stock ownership, some of our executive officers, directors and members of our advisory board will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates, and members of our advisory board beneficially own or control, in the aggregate, approximately 68.5% of our outstanding common stock as of December 31, 2025. These stockholders may be able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things: delaying, deferring, or preventing a change in control of our company; impeding a merger, consolidation, takeover, or other business combination involving our company; causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

There is no assurance that we will continue to declare or pay dividends on our common stock in the future.

On February 11, 2025, we declared a special cash dividend on our common stock and pursuant to the terms of certain common stock purchase warrants issued) of $0.32 per share, which was paid on March 3, 2025, to shareholders and certain warrant holders of record as of the close of business on February 24, 2025. On August 22, 2025, we declared a special cash dividend on our common stock and pursuant to the terms of certain common stock purchase warrants (on an as-exercised basis) of $0.22 per share, which was paid on September 26, 2025, to shareholders and certain warrant holders of record as of the close of business on September 3, 2025. On December 11, 2025, we declared a special cash dividend on our common stock and pursuant to the terms of certain common stock purchase warrants (on an as-exercised basis) of $0.432 per share, which was paid on January 26, 2026, to shareholders and certain warrant holders of record as of the close of business on January 5, 2026. However, there is no assurance that we will continue to declare or pay cash dividends in the future. Any future dividend payments are within the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition, level of indebtedness, working capital requirements, capital expenditure requirements, any contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law, and other factors that our Board of Directors may deem relevant.

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

Item 2. PROPERTIES

We lease offices located in New York, New York, Virgina, and Florida. We believe that the current offices are sufficient to meet our current needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “DOMH”. On March 27, 2026, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $2.88.

Holders

As of March 27, 2026, we had approximately 135 holders of record of our common stock.

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

On December 11, 2025, the board of directors approved a special cash dividend of $0.432 per share payable on January 26, 2026, to holders of common stock and certain warrant holders as of close of business on January 5, 2026.

Cash dividends declared in 2025 totaled $22.2 million and have been charged to accumulated deficit. Cash dividends paid totaled approximately $11.9 million in 2025 with an additional $10.3 million recorded as dividends payable at December 31, 2025 in the statement of financial condition. Approximately 95% of such dividends outstanding at year end 2025 have been paid to date.

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

Share Repurchases

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	10,072,646	$6.16	335,752
Equity compensation plans not approved by security holder	—	—	—
	10,072,646		335,752

(1)	Consists of options to acquire 17,646 shares of common stock under the 2014 Equity Incentive Plan and10,055,000 shares of common stock under the 2022 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and the related notes included in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. The Company’s actual results could differ materially from such forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading “Special Cautionary Notice Regarding Forward Looking Statements” included in this Annual Report. Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of the MD&A.

●	Critical Accounting Estimate. Accounting estimates we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Recently Issued Accounting Pronouncements. A discussion of recent accounting standards.

●	Results of Operations. An analysis of our financial results is presented to compare 2025 to 2024. We also provide a discussion of our Liquidity and Capital Resources position and usage.

Overview

Dominari is a holding company that, through its various subsidiaries, is engaged in wealth management, investment banking, sales and trading, asset management and insurance. In addition to capital investment, Dominari provides management support to the executive teams of its subsidiaries, helping them to operate efficiently and reduce cost under a streamlined infrastructure.

Dominari Financial, a wholly owned subsidiary of Dominari, executes the Company’s growth strategy in the financial services industry. In addition to organic growth, Dominari Financial seeks partnership opportunities and acquisitions of third-party financial assets such as registered investment advisors and businesses, broker dealers, asset management and fintech firms, and insurance brokers. Our first transaction in furtherance of our growth in the financial services industry, the acquisition of 100% of a dually registered broker dealer and investment advisor from Fieldpoint, was consummated on March 27, 2023. The newly acquired dually registered broker-dealer and investment adviser was renamed Dominari Securities and is a wholly owned subsidiary of Dominari Financial.

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

The Company estimates the fair value of time-based vesting stock option grants to employees using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The fair value of market-based performance awards is calculated using a Monte Carlo simulation. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on either the simplified method, if applicable, which is the half-life from vesting to the end of its contractual term or when applicable, probability estimates of expected exercises of such options.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

The Company accounts for forfeitures as they occur.

Fair Value

Financial instruments, including cash and cash equivalents, accounts payable and accrued expenses and accrued compensation and commissions are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

Securities owned

Securities owned consist of equity securities including, common stock and warrants of publicly traded companies which are held by Dominari Securities. Securities owned and securities sold, but not yet purchased are recorded in the balance sheet at fair value, with the change in fair value and any realized gains or losses upon purchase or sale recorded within the statement of operations as principal transactions.

Dominari Securities may receive securities, including common or preferred stock and stock purchase warrants, from companies as part of its compensation for underwriting services. These instruments are stated at fair value in accordance with GAAP, and recorded within the balance sheet as securities owned. Such securities that the Company receives may be subject to contractual or instrument specific restrictions which prevent Dominari Securities from reselling the securities within the open market. Under ASC 820 only those restrictions which are an attribute of the instrument, and do not arise from any contractual agreement, are considered when determining fair value.

Equities

A portion of the Company’s equity securities, which are held by Dominari Securities are subject to restrictions. Equities that have periods of contractual trading restrictions, discounts were considered in determining fair value The Company’s significant unobservable inputs, included the implied probability of 15% of certain marketplace transactions and events occurring which would permit the sale of equities held. These equities are included in securities owned.

The Company holds certain other strategic investments that are not part of its broker-dealer trading activities. These investments are accounted for under ASC 321 using the measurement alternative. Equity securities that are not part of our broker-dealer trading activities are included marketable securities on the consolidated balance sheet. These investments are generally strategic in nature and are not actively traded. Unrealized gains and losses on these investments are recognized in earnings when impairment is identified or when observable price changes occur and are classified in other income (loss) in the consolidated statement of operations.

Warrant Investments

Warrant fair values are primarily determined using a Black Scholes option pricing model, which includes the underlying stock price, warrant strike price, expected remaining term, volatility, and risk-free rate as the primary inputs to the model. Increases or decreases in any of these inputs could result in a material change in fair value. Additionally, for warrants that have periods of contractual trading restrictions, marketability discounts were considered in determining fair value. Warrants held by Dominari Securities are included in securities at fair value owned and other warrants are included in marketable securities.

●	The following inputs are considered for determining the fair values of warrants:

●	The underlying stock price is equal to the closing price of the underlying stock as of the measurement date.

●	The expected remaining term is equal to the time to expiration of the warrant investment.

●	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price.

●	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining term of the warrant investment.

●	Marketability discounts are applied for warrants that have sales restrictions (or lock-up periods). These discounts are calculated using a combination of the Finnerty Model and the Asian Put Model using a term equal to the period of such restriction.

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

Long-Term Investments

The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments-Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Any equity securities with a readily determinable fair value are included within marketable securities on the accompanying consolidated balance sheet. Equity securities without readily determinable fair values are accounted for either at net asset value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are accounted for under ASC 321 using the measurement alternative. Equity method investments and other long-term investments that are not part of our broker-dealer trading activities are included in “long term equity investment” on the consolidated balance sheet. These investments are generally strategic in nature and are not actively traded. Unrealized gains and losses on these investments are recognized in earnings when impairment is identified or when observable price changes occur and are classified in other income (loss) in the consolidated statement of operations.

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

Effect of new accounting pronouncements to be adopted in future periods

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period, an entity discloses more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on these consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 3 to the consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Comparison of Results for the Fiscal Year Ended December 31, 2025 and December 31, 2024

	Years Ended December 31,
	2025	2024
Revenues
Underwriting services	$79,030	$11,362
Carried interest	22,681	—
Commissions	19,551	6,065
Interest income	1,272	666
Principal transactions	(872)	2,158
Other revenue	1,442	720
Total revenue	123,104	20,971
Operating costs and expenses
Compensation and benefits	145,270	21,980
Advisory fees	21,108	116
Legal fees	2,877	722
Professional and consulting fees	3,003	2,666
Other expenses	6,572	4,189
Total operating expenses	178,830	29,673
Loss from operations	(55,726)	(8,702)

Other income (expenses)
Other income	10	86
Interest income	65	293
Gain on marketable securities, net	42,276	3,085
Realized and unrealized gain (loss) on notes receivable, net	221	(2,347)
Change in carrying value of investments	—	(7,118)
Total other income (expenses)	42,572	(6,001)
Net loss before income tax expense	$(13,154)	$(14,703)
Provision for income taxes	7,318	—
Net loss	(20,472)	(14,703)
Less: Net income attributable to non-controlling interests	1,963	—
Net loss attributable to common stockholders of Dominari Holdings Inc.	$(22,435)	$(14,703)

During the year ended December 31, 2025, we recognized approximately $123.1 million in revenue from operations, an increase of approximately $102.1million as compared to the year ended December 31, 2024, primarily driven by the increase in our activities of Dominari Securities. The increase in revenue was primarily attributable to the following:

i.	Underwriting service revenue increased by $67.7 million or 596% from $11.4 million to $79.0 million in 2025 as compared to 2024, reflecting the impact of it increased efforts in both private placement and registered offering underwriting activities and deal flow.

ii.	Carried interest revenue totaled $22.7 million in 2025 as compared to no such revenue in 2024 as a result of receiving variable consideration from investment management customers.

iii.	Commission revenues increased by $13.5 million or 222% in 2025 as compared to 2024 as a result of the increased trading activity driven from the increased customer base from the Company’s underwriting deals.

During the year ended December 31, 2025, we recognized $178.8 million in operating costs and expenses representing an increase of $149.2 million or 503% as compared to the year ended December 31, 2025. The increase in operating costs and expenses is primarily a result of the following:

i.	Compensation and benefits increased by $123.3 million or 561% in 2025 as compared to the comparable period in 2024 primarily as a result of increased commissions from the significant increase in revenues along with and increase in the stock-based compensation totaling $33.7 million in 2025 as compared to $1.6 million in 2024.

ii.	The Company recorded $21.1 million of advisory fees in 2025 as compared to $0.1 million in 2024 primarily as a result of issuing 2.55 million shares of common stock to certain advisors in February 2025.

iii.	During the year ended December 31, 2025, other income was approximately $42.5 million as compared to an other expense of $6.0 million for the year ended December 31, 2024. The activity for the years ended December 31, 2025 and 2024, is primarily a result of the following:

iv.	Gain on marketable securities, net: In 2025 we recognized a gain of approximately $42.3 million for the year ended December 31, 2025 primarily as a result of the Company’s investment in American Bitcoin Corp (“ABTC”) that resulted in an unrealized gain of $39.4 for the year . For the year ended December 31, 2024, we recorded gains on marketable securities totaling $3.1 million from the securities held that the parent holding company.

v.	Change in carrying value of investments: we recognized no change in carrying value of long term investments for the year ended December 31, 2025. During the year ended December 31, 2024, we recognized a reduction in the carrying value of long-term investments of $7.1 million. This change of approximately $7.1 million was the direct result of the Company writing down investments due to performance during the year ending December 31, 2025.

vi.	Realized and unrealized gain (loss) on notes receivable: For the year ended December 31, 2025 the Company recorded a realized gain of $0.2 million on a note that was satisfied during the period a $2.3 million loss for the year ended December 31, 2024 primarily related to a $2.1 million write off of a note that was deemed uncollectible during the year.

During the year ended December 31, 2025, we recorded income tax expense of $7.3 million as compared to $0.0 in 2024 primarily as a result of the increase in revenue and the tax impact of certain expenses related to compensation that are not allowable deductions for tax purposes.

Net loss of $20.5 million in 2025 was $5.8 million or 39.2% higher than the $14.7 million loss reported in 2024 . In 2025, non-controlling interest of $2.0 million was recorded increasing the net loss attributable to common stockholders’ of the Company to $22.4 million or a $7.7 million increase as compared to $14.7 million in 2024.

Non-GAAP Comparison of Results for the Fiscal Year Ended December 31, 2025, and December 31, 2024

To supplement its consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (GAAP), the table below summarizes the additional non-GAAP financial measures of loss from operations, net income (loss) applicable to common stockholders’ of Dominari Holdings and earnings per share as adjusted from excluding non-cash stock-based compensation. Such noncash stock-based compensation represents charges included in compensation and benefits expense and advisory expense as reported on the Company’s consolidated statement of operations. The Company believes that these non-GAAP financial measures are appropriate to enhance understanding of its past performance as well as prospects for future performance. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP. A reconciliation of the differences between these non-GAAP financial measures with the most directly comparable financial measure calculated in accordance with GAAP is shown in the table below ($ thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Loss from operations	$(55,726)	$(8,702)
Non-cash stock-based compensation	55,007	1,633
Adjusted loss from operations	$(719)	$(7,069)

Net loss attributable to common stockholders’ of Dominari Holdings	$(22,435)	$(14,703)
Non-cash stock-based compensation	55,007	1,633
Adjusted net income (loss) to common stockholders’ of Dominari Holdings	$32,572	$(13,070)
Adjusted net income (loss) per share, basic	$2.28	$(2.11)
Weighted average number of shares outstanding, basic	14,285,097	6,183,397

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our business plan to support our transition into the financial services industry. Our working capital amounted to approximately $53.1million as of December 31, 2025. As of December 31, 2025, we had approximately $34.0 million of cash and cash equivalents, $46.5 million of marketable securities and $9.8 million of securities owned. Additionally, we had approximately $4.0 million in receivable from clearing brokers. All of such funds are available to fund our operations. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

Cash Flows from Operating Activities

For the years ended December 31, 2025, net cash provided by operations was approximately $22.7million as compared to net cash used in operations of $16.7 million for the year ended December 31, 2024. The cash provided by operating activities for the year ending December 31, 2025, is primarily attributable to net loss of approximately $20.5 million, non-cash underwriting revenue of approximately $27.3 million, and an unrealized gain on marketable securities of approximately $42.3 million, offset primarily by non-cash commission expense of approximately $20.3 million, stock-based compensation of approximately $55.0 million, , and changes in operating assets and liabilities of approximately $38.8 million. The cash used in operating activities for the year ending December 31, 2024, is primarily attributable to a net loss of approximately $14.7 million, change in carrying value of long-term investment of approximately $7.1 million, stock-based compensation of approximately $1.6 million, realized gain on marketable securities of approximately $6.4 million, unrealized loss on marketable securities of approximately $1.7 million, realized and unrealized loss on note receivable of approximately $2.3 million and changes in operating assets and liabilities of approximately $8.6 million.

Cash Flows from Investing Activities

For the years ended December 31, 2025 and 2024, net cash provided by investing activities was approximately $1.9 million and $17.9 million, respectively. The cash provided by investing activities for the year ended December 31, 2025, primarily resulted from our sale of marketable securities of approximately $17.9 million and collection of principal on note receivable of approximately $1.1 million, partially offset by our purchase of marketable securities of approximately $18.0 million and redemption of long-term investments of approximately of $0.5 million. The cash provided by investing activities for the year ended December 31, 2024, primarily resulted from our purchase of marketable securities of approximately $6.2 million, offset by our sale of marketable securities of approximately $21.2 million, sale of long-term investments of $4.3 million, loans to employees of $2.4 million and collection of principal on note receivable of approximately $1.0 million.

Cash Flows from Financing Activities

For the years ended December 31, 2025 and 2024, net cash provided by financing activities was approximately $5.3 million and $0, respectively. The cash provided by financing activities for the year ended December 31, 2025, was resulted from the issuance of common stock in equity raise of approximately $13.6 million and issuance of common stock for the warrants exercised of approximately $5.6 million offset by the dividends paid of approximately $11.9 million and distributions to non-controlling interest of approximately $2.0 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dominari Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dominari Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Marketable Securities and Securities Owned

As discussed within Notes 2 and 7, as of December 31, 2025, the Company had approximately $46.5 million of marketable securities as well as $9.8 million of securities owned. The Company's accounting policies for such instruments are discussed within Note 3. Certain of these investments are subject to restrictions and were classified as Level 2 or Level 3 in the fair value hierarchy as of December 31, 2025 as the fair value of such investments was measured using significant other observable inputs or using significant unobservable inputs. We determined the valuation of these Level 2 and Level 3 investments subject to restrictions to be a critical audit matter because the assumptions used to measure fair value involved subjective auditor judgment and changes in these assumptions could have had a significant impact on the investments’ estimated fair values. Specifically, subjective auditor judgment was required to assess assumptions related to the discounts for lack of marketability.

The following are the primary procedures we performed to address this critical audit matter:

(1)	Reviewed the Company’s accounting policy and evaluated its consistency and compliance with U.S. generally accepted accounting principles by obtaining and reviewing management’s analyses,

(2)	Tested the mathematical accuracy of management’s valuations,

(3)	Independently priced marketable securities against reliable third party sources, compared such prices against those used by the Company,

(4)	Involved internal valuation professionals with specialized skills and knowledge to assist in evaluating the Company’s methodologies applied, estimates used, and fair values concluded, and

(5)	Reviewed managements application (or lack thereof) for any discount for lack of marketability against applicable authoritative guidance.

Valuation of Employee and Non-Employee Stock-Based Compensation

As discussed within Note 11, during the year ended December 31, 2025, the Company recorded approximately $33.9 million of employee stock-based compensation expense and $21.0 million of non-employee stock-based compensation expense. The Company's accounting policy for stock-based compensation is discussed within Note 3. Auditing the Company’s accounting for stock-based compensation required auditor judgment due to the subjectivity used to estimate the fair value of the awards granted.

The following are the primary procedures we performed to address this critical audit matter:

(1)	Tested the mathematical accuracy of management’s valuations,

(2)	Involved valuation professionals with specialized skills and knowledge to assist in evaluating the Company’s fair value estimates for a selection of awards and evaluate the methodologies applied and fair values concluded,

(3)	Evaluated the significant assumptions used by management to calculate the fair value, and

(4)	Developed independent estimates of fair value and compared to fair values determined by management, for those grants selected for testing.

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, New York

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Dominari Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dominari Holdings Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2022 to 2025.

New York, NY

April 15, 2025

DOMINARI HOLDINGS INC.

Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS

Cash and cash equivalents	$34,005	$4,079
Marketable securities	46,516	4,157
Securities owned	9,756	1,616
Receivable from clearing brokers	3,995	17,279
Long-term equity investments	11,744	12,282
Loans to employees	1,767	2,150
Right-of-use assets	2,721	2,944
Notes receivable	—	902
Prepaid expenses and other assets	2,403	1,716
Total assets	$112,907	$47,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$611	$919
Accrued compensation and commissions	17,754	2,057
Accrued dividends payable	10,335	—
Contract liabilities	4,504	1,100
Lease liability	2,841	3,039
Income taxes payable	7,318	—
Other liabilities	173	157
Total liabilities	43,536	7,272

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Convertible Preferred Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of December 31, 2025 and 2024; liquidation value of $0.0001 per share	—	—
Convertible Preferred Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of December 31, 2025 and 2024; liquidation value of $0.0001 per share	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,067,435 and 7,037,022 shares issued as of December 31, 2025 and 2024, respectively; 16,067,435 and 6,976,874 shares outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	337,505	263,820
Treasury stock, as of cost, 0 shares and 60,148 shares as of December 31, 2025 and 2024, respectively	—	(501)
Accumulated deficit	(268,134)	(223,466)
Total stockholders’ equity	69,371	39,853
Total liabilities and stockholders’ equity	$112,907	$47,125

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Consolidated Statements of Operations

($ in thousands except share and per share amounts)

	Years Ended December 31,
	2025	2024
Revenues
Underwriting services	$79,030	$11,362
Carried interest	22,681	—
Commissions	19,551	6,065
Interest income	1,272	666
Principal transactions	(872)	2,158
Other revenue	1,442	720
Total revenue	123,104	20,971

Operating costs and expenses
Compensation and benefits	145,270	21,980
Advisory fees	21,108	116
Legal fees	2,877	722
Professional and consulting fees	3,003	2,666
Other expenses	6,572	4,189
Total operating expenses	178,830	29,673
Loss from operations	(55,726)	(8,702)

Other income (expenses)
Other income	10	86
Interest income	65	293
Gain on marketable securities, net	42,276	3,085
Realized and unrealized gain (loss) on notes receivable, net	221	(2,347)
Change in carrying value of investments	—	(7,118)
Total other income (expenses)	42,572	(6,001)
Net loss before income tax expense	$(13,154)	$(14,703)
Provision for income taxes	7,318	—
Net loss	(20,472)	(14,703)
Less: Net income attributable to non-controlling interests	1,963	—
Net loss attributable to common stockholders of Dominari Holdings Inc.	$(22,435)	$(14,703)

Net loss per share, basic and diluted
Basic and Diluted	$(1.57)	$(2.38)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	14,285,097	6,183,397

See accompanying notes to consolidated financial statements.

DOMINARI HOLDINGS INC.

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

					Additional				Dominari Holding	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2023	4,659	$—	5,995,065	$—	$262,187	60,148	$(501)	$(208,763)	$52,923	$—	$52,923
Stock-based compensation	—	—	1,041,957	—	1,633	—	—	—	1,633	—	1,633
Net loss	—	—	—	—	—	—	—	(14,703)	(14,703)	—	(14,703)
Balance at December 31, 2024	4,659	$—	7,037,022	$—	$263,820	60,148	$(501)	$(223,466)	$39,853	$—	$39,853
Stock-based compensation - employees	—	—	1,210,969	—	33,978	—	—	—	33,978	—	33,978
Issuance of common stock	—	—	3,911,054	—	13,551	—	—	—	13,551	—	13,551
Issuance of common stock from warrants exercised	—	—	1,418,538	—	5,628	—	—	—	5,628	—	5,628
Stock-based compensation – advisors	—	—	2,550,000	—	21,029	—	—	—	21,029	—	21,029
Retirement of treasury stock	—	—	(60,148)	—	(501)	(60,148)	501	—	—	—	—
Dividends issued	—	—	—	—	—	—	—	(22,233)	(22,233)	—	(22,233)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Net loss	—	—	—	—	—	—	—	(22,435)	(22,435)	1,963	(20,472)
Balance at December 31, 2025	4,659	$—	16,067,435	$—	$337,505	—	$—	$(268,134)	$69,371	$—	$69,371

See accompanying notes to consolidated financial statement

DOMINARI HOLDINGS INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(20,472)	$(14,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	223	391
Depreciation	105	105
Change in carrying value of long-term investment	—	7,118
Non-cash underwriting revenues	(27,327)	(176)
Non-cash commission expense	20,341	—
Stock-based compensation – employees	33,978	1,633
Stock-based compensation – advisors	21,029	-
Realized gain on marketable securities	(345)	(6,489)
Unrealized (gain) loss on marketable securities	(42,254)	3,116
Unrealized (gain) loss on securities owned	(1,593)	(1,440)
Realized and unrealized (gain) loss on note receivable	(221)	2,347
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(451)	(122)
Receivable from clearing brokers	13,284	(9,592)
Accounts payable and accrued expenses	(309)	(117)
Accrued compensation and commissions	15,697	1,929
Contract liabilities	3,404	1,100
Right of use asset and liability, net	(198)	(410)
Income taxes payable	7,318	—
Securities owned	441	(1,616)
Other liabilities	91	135
Notes receivable, at fair value - net interest accrued	(21)	57
Net cash provided by (used in) operating activities	22,720	(16,734)

Cash flows from investing activities
Purchase of marketable securities	(18,034)	(6,210)
Sale of marketable securities	17,857	21,174
Collection of principal on note receivable	1,144	1,000
Loans to employees	—	(2,390)
Purchase of long-term investments	—	(150)
Redemption of long-term investments	538	4,316
Collection of loans to employees	383	240
Net cash provided by investing activities	1,888	17,980

Cash flows from financing activities
Cash paid for Dividends	(11,898)	—
Distributions to non-controlling interest	(1,963)	—
Cash from issuance common stock, net of offering cost	13,551	—
Cash from issuance common stock for exercised warrants	5,628	—
Net cash provided by financing activities	5,318	—

Net increase in cash and cash equivalents	29,926	1,246
Cash and cash equivalents, beginning of period	4,079	2,833

Cash and cash equivalents, end of period	$34,005	$4,079

Cash paid for interest and taxes	$485	$9

Supplemental cash flow disclosures including non-cash activities:
Transfer from long-term investment to marketable securities	$—	$1,033
Right-to-use assets established	$228	$—
Operating lease liabilities established	$228	$—

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

As of December 31, 2025, the Company has approximately $34.0 million of cash and cash equivalents and $46.5 million of marketable securities as well as $9.8 million of securities owned. Additionally, the Company had approximately $4.0 million in receivable from clearing brokers. As disclosed in Note 18, subsequent to December 31, 2025, the Company sold it shares of American Bitcoin Corp (“ABTC”) common stock of $39.4 million included in marketable securities at December 31, 2025 (please see Note 5 for further information about ABTC). Unless otherwise noted, all such funds are available to fund the Company’s operations. Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations to fund its operations for at least the next twelve months from the date of the issuance of these consolidated financial statements.

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

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. The Company has determined it is not the primary beneficiary of DFH and thus will not consolidate the activities in its consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of December 31, 2025, there has been no material activity in DFHS.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include stock-based compensation, , marketable securities, securities owned, the valuation of long-term equity investments, the valuation of notes receivable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Concentration of Cash

The Company maintains cash balances at four financial institutions in checking accounts. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances. As of December 31, 2025, the Company had $1.8 million in cash and $32.2 in cash equivalents and no cash equivalents as of December 31, 2024.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of highly liquid mutual funds, exchange-traded & closed-end funds which are valued at quoted market prices, as well as common stock and warrants of publicly listed companies.

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

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on either the simplified method, if applicable, which is the half-life from vesting to the end of its contractual term or when applicable, probability estimates of expected exercises of such options.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

The Company accounts for forfeitures as they occur.

Fair Value

Financial instruments, including cash and cash equivalents, accounts payable and accrued expenses and accrued compensation and commissions are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

Securities owned

Securities owned consist of equity securities including, common stock and warrants of publicly traded companies which are held by Dominari Securities. Securities owned and securities sold, but not yet purchased are recorded in the balance sheet at fair value, with the change in fair value and any realized gains or losses upon purchase or sale recorded within the statement of operations as principal transactions.

Dominari Securities may receive securities, including common or preferred stock and stock purchase warrants, from companies as part of its compensation for underwriting services. These instruments are stated at fair value in accordance with GAAP, and recorded within the balance sheet as securities owned. Such securities that the Company receives may be subject to contractual or instrument specific restrictions which prevent Dominari Securities from reselling the securities within the open market. Under ASC 820 only those restrictions which are an attribute of the instrument, and do not arise from any contractual agreement, are considered when determining fair value.

Equities

A portion of the Company’s equity securities, which are held by Dominari Securities, are subject to restrictions as disclosed in Note 7. Equities that have periods of contractual trading restrictions, discounts were considered in determining fair value The Company’s significant unobservable inputs, included the implied probability of 15% of certain marketplace transactions and events occurring which would permit the sale of equities held. These equities are included in securities owned.

Warrant Investments

Warrant fair values are primarily determined using a Black Scholes option pricing model, which includes the underlying stock price, warrant strike price, expected remaining term, volatility, and risk-free rate as the primary inputs to the model. Increases or decreases in any of these inputs could result in a material change in fair value. Additionally, for warrants that have periods of contractual trading restrictions, marketability discounts were considered in determining fair value. Warrants held by Dominari Securities are included in securities at fair value owned and other warrants are included in marketable securities.

The following inputs are considered for determining the fair values of warrants:

●	The underlying stock price is equal to the closing price of the underlying stock as of the measurement date.

●	The expected remaining term is equal to the time to expiration of the warrant investment.

●	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price.

●	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining term of the warrant investment.

●	Marketability discounts are applied for warrants that have sales restrictions (or lock-up periods). These discounts are calculated using a combination of the Finnerty Model and the Asian Put Model using a term equal to the period of such restriction.

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

Long-term Equity Investments and marketable securities

The Company holds certain strategic investments that are not part of its broker-dealer trading activities. The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments-Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Any equity securities with a readily determinable fair value are included within marketable securities on the accompanying consolidated balance sheet. Equity securities without readily determinable fair values are accounted for either at net asset value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are accounted for under ASC 321 using the measurement alternative. Equity method investments and other long-term investments that are not part of our broker-dealer trading activities are included in “long term equity investment” on the consolidated balance sheet. These investments are generally strategic in nature and are not actively traded. Unrealized gains and losses on these investments are recognized in earnings when impairment is identified or when observable price changes occur and are classified in other income (loss) in the consolidated statement of operations.

Receivable from Clearing Brokers

Receivable from Dominari Securities’ clearing brokers consisted of approximately $1.4 million of liquid insured deposits and $2.1 million of commissions receivable , and $0.5 million of good faith deposits maintained by the Company with its clearing brokers as of December 31, 2025. Receivable from Dominari Securities’ clearing brokers consisted of approximately $15.4 million of liquid insured deposits, $1.3 million of commissions receivable and $0.6 million of good faith deposits maintained by the Company with its clearing brokers as of December 31, 2024. Such amount is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its clearing brokers to make required payments. Management considers the following factors when determining the collectability of specific accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. As of December 31, 2025 and 2024 an allowance for credit losses was not deemed necessary.

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

Any non-cash consideration earned by the Company in providing the aforementioned services is recorded at fair value in accordance with ASC 820, on the date that revenue is recognized. The Company records such Non-Cash Consideration on the date at which its performance obligation is fulfilled using the date of contract inception as the fair value measurement date, as required by FASB ASC 606-10-32-21 and recorded as underwriting revenues. Any changes resulting from the form of the consideration after contract inception (e.g. fair value) are not included in the transaction price and, therefore, are included in principal transactions. To the extent changes in the noncash consideration occur for reasons other than the form of the consideration (e.g., notional quantity of instruments provided is based upon the Company’s performance), the Company applies relevant guidance on variable consideration, constraining such amounts until the associated uncertainty is resolved. Similarly, any commissions or compensation expense from providing non-cash consideration provided to employees and is recognized at fair value in accordance with ASC 820 on the same date.

●	Commissions are earned by executing transactions for clients primarily in equity, equity-related, and debt products. Commission revenue associated with trade execution are recognized at a point in time on trade-date. Commissions revenue are generally paid on settlement date and the Company records receivables to account for timing between trade-date and payment on settlement date and are included in receivable from clearing brokers on the accompanying consolidated balance sheet.

●	Carried interest fees are earned based on performance of the vehicle during the period, subject to the achievement of minimum return levels, or high-water marks, in accordance with the respective terms set out in each vehicle’s governing agreements. Carried interest is a form of variable consideration in the Company’s contracts with investment management customers and is fully constrained at contract inception. Carried interest fees are not recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Carried Interest Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to claw back or reversal. During the year ended December 31, 2025, the Company recognized carried interest of $22.7 million.

●	Account advisory and management fees are two revenue streams which are both recognized over time. Please see further description below:

o	The Company earns revenue for performing account advisory and investment advisory services for customers based on contractually fixed rates applied, as a percentage, to the market value of assets in a customer’s account. The performance obligation for investment advisory services is considered a series of distinct services that are substantially the same and are satisfied each day of the contract and are recognized as revenue over time. Investment advisory fees are payable in arrears on a quarterly basis.

o	Management fees represent asset-based fees received in exchange for providing management services to certain related party pooled investment vehicles (funds). These fees are charged based upon contractually fixed rates applied, as a percentage, to the total assets of those pooled investment vehicles managed by the Company at the date upon which an investor subscribes into the fund, subsequently deferred. The Company recognizes these revenues over time as the Company has determined that the customer simultaneously receives and consumes the benefits of the management services as they are provided. Revenues are typically recognized over a period of five years, which the Company has estimated to be a reasonable estimate of the period during which the Company shall provide management services.

Principal transactions are recorded on a trade-date basis (as if they had settled). Realized and unrealized gains and losses arising from all securities transactions entered into for the account and risk of the Company are recorded in principal transactions in the accompanying statement of operations. These gains and losses are not in scope for ASC 606 as they are not generated from contracts with customers.

Contract liabilities relate to payments received in advance of performance under the contract and are the result of remaining performance obligations for management services. Contract liabilities are recognized as revenues when the Company provides ongoing investment management services. During the year ending December 31, 2025, Manager received approximately $3.6 million of cash which will be recognized over time. As of December 31, 2025, $4.5 million of such revenue has been deferred and is included in contract liabilities on the accompanying consolidated balance sheet. Approximately $1.0 million is expected to be recognized during the year ending December 31, 2026.The remaining balance is expected to be recognized through 2030

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

Compensation and benefits

Compensation and benefits includes fixed salaries, commissions (paid in either cash or in securities), related benefits and stock-based compensation incurred on an accrual basis. The Company has a defined contribution 401(k) plan that covers all employees and allows an employer contribution of up to 50% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of the next two percent of each participating employee’s eligible compensation. Participants are 100% vested in these matching contributions when they are made. Eligible employees may elect to defer pre-tax contributions regulated under Section 401(k) of the Internal Revenue Code. The Company’s matching contributions are included in compensation and benefits in the consolidated statements of operations. Please see “ Stock based compensation” section above for additional information on stock-based compensation accounting policies.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary difference resulting from matters that have been recognized in the Company’s consolidated financial statement or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities measured at the enacted tax rates in effect for the year in which these items are expected to reverse. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be realized, a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.

The Company recognizes and measures uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations.

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company as of January 1, 2025 on a prospective basis. There was no material impact to the Company’s financial statements as a result of adopting ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period, an entity discloses more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its financial statements.

Effect of new accounting pronouncements to be adopted in future periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on these consolidated financial statements.

Reclassification of prior year amounts

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ equity.

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the years ended December 31, 2025 and 2024, which are recorded as a component of gains and (losses) on marketable securities on the consolidated statements of operations, are as follows ($ in thousands):

	Years Ended December 31,
	2025	2024
Realized gain / (loss)	$(345)	$5,771
Unrealized gain / (loss)	42,254	(3,116)
Interest and dividend income	367	430
Total	$42,276	$3,085

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held companies as long-term investments. The following table presents the Company’s long-term investments as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025		December 31, 2024
	Cost Basis	Carrying Value	Cost Basis	Carrying Value
Investment in Kerna Health	$2,140	$4,940	$2,140	$4,940
Investment in Revere Master SPV Series 1 (Qxpress Pte Ltd)*	1,000	1,000	1,000	1,000
Investment in MW LSV MasterClass, LLC (Yanka Industries, Inc. d.b.a. Masterclass)*	170	170	170	170
Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a.Kraken)* *	597	364	597	364
Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)*	3,500	2,248	3,500	2,248
Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.)**	1,240	1,240	1,240	1,240
Investment in Aeon Partners Fund Series DB (Databricks, Inc.)*	—	—	716	538
Investment in Discord Inc.	476	476	476	476
Investment in Thrasio, Inc.	—	—	300	—
Investment in Automation Anywhere, Inc.	476	397	476	397
Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)*	100	109	100	109
Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)*	25	25	25	25
Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)*	25	25	25	25
Investment in AdvEn Inc.	750	750	750	750
Total	$10,499	$11,744	$11,515	$12,282

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investment made in these companies are through both an SPV and direct investments.

The Company had no changes to the carrying values for the year ended December 31, 2025, and recorded a decrease in the carrying values of approximately $7.1 million for the year ended December 31, 2024. Please see below details of the changes in carrying value by investment. The decrease in total carrying value of the Company’s long-term equity investments in 2025 from $12.2 million to $11.7 million is as a result of the sale of the Company’s Databricks investment for $0.5 million as detailed below.

Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)

On May 2, 2024, the Company entered into an agreement (the “xAI Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 100,000 Series XI xAI Units for $0.1 million. During the Company’s fourth quarter 2024 review of the xAI investment, the Company noted a fourth quarter funding round that slightly increased the carrying value. As a result, as of December 31, 2024, the Company recorded an increase in the carrying value of $9 thousand with no change for the fiscal year ended December 31, 2025.

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

Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.)

On March 23, 2022, the Company entered into a securities purchase agreement (the “Tesspay Securities Purchase Agreement”) with Tesspay. Under the Tesspay Securities Purchase Agreement, the Company agreed to purchase 1,000,000 shares of common stock of Tesspay for approximately $0.2 million. The Company also invested an additional $1.0 million for pre-IPO shares with Revere Master SPV LLC-Series VI, who handled the offering for Tesspay. As of December 31, 2023 the investment was valued at $2.7 million. Management noted that Tesspay filed an amendment to its SEC Form S-1 Registration Statement on April 30, 2024 wherein Tesspay disclosed its intent to IPO at between $5.0 and $6.0 price per share. However, given the uncertainty around the probability of the timing of an IPO, the Company has written its investment down to its cost basis. Through the fiscal years 2024 the Company recorded a decrease in the carrying value of the investment of $1.4 million, with a carrying value of $1.2 million as of December 31, 2025 and 2024.

Investment in Thrasio, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Thrasio Securities Purchase Agreement”) with privately-held company Thrasio, LLC, an aggregator of private brands of top Amazon businesses and direct-to-consumer brands. As of December 31, 2023, the investment was valued at $0.3 million. During our first quarter 2024 review of the Thrasio investment Dominari noted news activity related to Thrasio had filed for Chapter 11 bankruptcy protection. As a result, the Company recorded an impairment charge of approximately $0.3 million and the investment in Thrasio was valued at $0 as of December 31, 2025 and 2024.

Investment in Aeon Partner Funds Series EG (Epic Games, Inc.)

On March 22, 2022, the Company entered into a securities purchase agreement (the “Epic Games Securities Purchase Agreement”) with Aeon Partners Fund, Series EG, who handled the offering of Epic Games shares. Under the Epic Games Securities Purchase Agreement, the Company agreed to purchase an aggregate of 901 shares of common stock of Epic Games for a total $1.5 million. In April 2022, the Company invested an additional $2 million for the purchase of additional shares of common stock of Epic Games through the Aeon Partners Fund, Series EG. As of December 31, 2023 the investment was valued at $3.5 million. During the Company’s first quarter of 2024 review of the investment Dominari noted a $1.5 billion funding round at a lower price per share than the Company’s initial investment in Epic Games resulting in a $1.3 million decrease in the carrying value of this investment during the fiscal year ended December 31, 2024. The investment was valued at $2.2 million as of December 31, 2025 and 2024, respectively.

Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a.Kraken)

During the Company’s first quarter of 2024 review of the investment, Dominari recorded a $0.2 million decrease in the carrying value of this investment during the fiscal year ended December 31, 2024. The investment was valued at $0.4 million as of December 31, 2025 and 2024, respectively.

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

On September 11, 2024, the Company entered into a securities exchange agreement with AdvEn in which the Company agreed to cancel and retire the AdvEn Convertible Securities in exchange for a number of shares of Series D preferred stock of AdvEn equal to 110% of the outstanding amount of the AdvEn Convertible Note that was cancelled multiplied by AdvEn’s initial public offering price, which is convertible into shares and warrants (the “Exchange”) and carries a liquidation preference of $1,000 per share. During the Company’s first quarter of 2024 review of the investment, Dominari recorded a $0.1 million decrease in the carrying value of this investment during the fiscal year ended December 31, 2024. The investment was valued at $0.8 million as of December 31, 2025 and 2024, respectively.

Investment in Aeon Partners Fund Series DB (Databricks, Inc.)

In the fourth quarter of 2024, the Company partially redeemed a portion of its membership units in Aeon Partner Funds Series DB (Databricks, Inc.). In November of 2024, the Company redeemed 4,638.44 membership units and recognized a gain of approximately $31,000 from the carrying value of the investment from December 31, 2023. The Company redeemed its interest in Databricks Inc. in the first quarter of 2025 for $0.5 million, resulting in a gain of $28 thousand.

Investment in Automation Anywhere, Inc.

In April 2022, the Company entered into a securities purchase agreement (the “Automation Anywhere Securities Purchase Agreement”) with privately held company Automation Anywhere, Inc. During the fourth quarter 2024 review of its investment, the Company noted recent secondary transactions indicating a decrease in the implied value of the investment per the Company’s independent third-party valuation. As a result, the Company recorded and impairment charge of approximately $80 thousand in 2024 and the investment in Automation Anywhere was valued at $0.4 million as of December 31, 2025and 2024 respectively.

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

On June 27, 2025, American Bitcoin consummated a private placement pursuant to which it raised gross proceeds of approximately $220 million from the sale of American Bitcoin’s Class A common stock at a per share purchase price of $20 (the “Private Placement”) for which Dominari Securities acted as placement agent. The Class A and Class B common stock had the same rights, powers and privileges and were identical in all respects as to all matters. As a result of the Private Placement, the Company held an approximate 2.6% minority interest in American Bitcoin and adjusted the carrying value of its 1.6 million shares of American Bitcoin’s Class B common stock, which was exchangeable with the Class A common stock on a one for one basis, to $32.0 million at June 30, 2025. As of June 30, 2025, the carrying value of the American Bitcoin investment was recorded within the long-term equity investments caption of the Company’s consolidated balance sheet.

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

As of December 31, 2025, the Company valued its investment in ABTC using the quoted market price of $1.70 per share resulting in a fair value of approximately $39.4million, recorded within the marketable securities caption of the consolidated balance sheet. The Company recorded the entire associated unrealized gain of $39.4 million within the “gain (loss) on marketable securities” caption of the consolidated statement of operations for the year ended December 31, 2025. On December 30, 2025, the Company entered into an agreement to sell the entirety of its 23,199,205 shares of ABTC common stock for proceeds totaling $32.4 million with a closing date of January 20, 2026, please see Note 18 for additional information regarding the ABTC Sale.

Note 6. Notes Receivable

As of December 31, 2025, the Company had no notes receivable. The following table presents the Company’s notes receivable as of December 31, 2024 ($ in thousands):

December 31, 2024

	Maturity Date	Stated Interest Rate	Principal Amount	Interest Receivable	Fair Value
Notes receivable, at fair value

Raefan Industries LLC	06/30/2025	8%	$—	$—	$—
American Innovative Robotics	04/01/2027	8%	$1,106	$23	$902

Notes receivable, at fair value - current portion					$—

Notes receivable, at fair value – non-current portion					$902

Convergent Therapeutics, Inc.

On December 2, 2024, the Convergent Convertible Note matured and for the year ended December 31, 2024, the Company received principal repayments of approximately $1 million and interest income of approximately $223,000 and a realized loss of $6,000.

American Innovative Robotics, LLC

The Company recorded interest income of approximately $20,000, and a realized gain on the note of approximately $221,000 on the American Innovative Robotics Promissory Note for the year ended December 31, 2025. The note was fully paid off as of March 24, 2025 with proceeds totaling $1.1 million , resulting in an ending value of $0.

Raefan Industries LLC

During 2024, the Company deemed that the note for Raefan Industries LLC was uncollectible, and as a result, the Company recorded a realized loss as a result of directly writing off the note on Raefan Industries LLC, resulting in an ending value of $0 for the period ended December 31, 2025 and December 31, 2024. On June 30, 2025, the Company executed a Note Modification Agreement to extend the maturity date of the note to December 31, 2025. As of December 31, 2025, the Company maintained the note as uncollectible and fully written off.

Note 7. Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value as of December 31, 2025 and 2024 ($ in thousands):

	Fair value measured as of December 31, 2025
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets

Securities owned	$9,756	$—	$8,014	$1,742
Marketable securities	$46,516	$45,049	$1,467	$—

	Fair value measured as of December 31, 2024
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets

Securities owned	$1,616	$—	$1,616	$—
Marketable securities	$4,157	$4,157	$—	$—

Notes receivable at fair value, non-current portion	$902	$—	$—	$902

The fair value of level 3 securities owned totaling $1.7 million shown above at December 31, 2025 are subject to an initial lock-up period until June 5, 2026, and further restrictions to which the Company cannot liquidate its investment until such restrictions are met. Additionally, approximately $ 6.6 million of fair value of level 2 securities owned shown above at December 31, 2025 represents warrants that are subject to lock-up periods that will end by March 31, 2026 and another $1.2 million of fair value of warrant securities with lock-up periods that will end by June 30, 2026 as well.

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Securities owned at fair value as of December 31, 2024	$—
Securities received included in underwriting services	1,650
Unrealized gain included in principal transactions	91
Securities owned at fair value as of December 31, 2025	$1,741

Notes receivable at fair value, non-current portion at December 31, 2024	$902
Realized gain on note receivable	221
Change in interest receivable	20
Collection of principal and interest outstanding	(1,143)
Notes receivable at fair value, non-current portion at December 31, 2025	$—

December 31, 2024

Notes receivable at fair value, current portion at December 31, 2023	$3,177
Collection of principal outstanding	(1,000)
Realized and unrealized loss on note receivable	(2,121)
Change in interest receivable	(56)
Notes receivable at fair value, current portion at December 31, 2024	$—

Notes receivable at fair value, non-current portion at December 31, 2023	$1,129
Unrealized gain (loss) on notes receivable	(227)
Notes receivable at fair value, non-current portion at December 31, 2024	$902

The Company’s Level 3 fair value measurements at December 31, 2025, were determined by the following quantitative inputs:

●	The underlying stock price of $10.00 per share as of the measurement date.

●	Success rates of similar type instruments from other comparable entities’ recent historical results of 15% of the underlying value of the stock price.

Notes Receivable at fair value

As of December 31, 2025, the fair value of the notes receivable was measured taking into consideration cost basis, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. For the year ended December 31, 2025, the Company had realized gains on notes receivable of $0.2 million.

The following table provides quantitative information regarding the Company’s Level 3 fair value measurements at December 31, 2025, and 2024:

	2025	2024
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable input and range:
Probability of default		20%
Discount rate		8%

Note 8. Prepaid expenses and other assets

Other assets consist of the following as of December 31, 2025, and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$805	$1,019
Security deposits	483	458

Property and equipment, net	135	239
Other	980	—
Total	$2,403	$1,716

Property and equipment, net, consists of the following as of December 31, 2025 and 2024:

		December 31,	December 31,
	Estimated Useful Lives	2025	2024
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$50	$50
Machinery, equipment and computer software	1 to 15 years	169	169
Furniture and fixtures	3 to 5 years	208	208
Total		$427	$427
Less: Accumulated depreciation and amortization		(292)	(188)
Total property and equipment, net		$135	$239

Depreciation expense was $105 thousand and $105 thousand during the years ended December 31, 2025 and 2024, respectively.

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

The tables below represent the Company’s lease assets and liabilities as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Assets:
Operating lease right-of-use-assets	$2,721	$2,944
Liabilities:
Current
Operating	$554	$410
Long-term
Operating	2,287	2,629
	$2,841	$3,039

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	4.3	5.5
Weighted-average discount rate - operating leases	10.0%	10.0%

During the years ended December 31, 2025 and 2024, the Company recorded approximately $0.8 million and $0.8 million, respectively, of lease expense to current period operations.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Operating leases
Operating lease cost	$741	$712
Short-term lease rent expense	10	119
Net rent expense	$751	$831

Supplemental cash flow information related to leases were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Operating cash flows - operating leases	$715	$391

As of December 31, 2025, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Year Ended December 31, 2026	$805
Year Ended December 31, 2027	801
Year Ended December 31, 2028	766
Year Ended December 31, 2029	784
Year Ended December 31, 2030	377
Thereafter	—
Total	3,533
Less present value discount	(692)
Operating lease liabilities	$2,841

The tables below represent the Company’s lease assets and liabilities as of December 31, 2025 and 2024:

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the years ended December 31, 2025, and 2024 are as follows:

	As of December 31,
	2025	2024
Convertible preferred stock	34	34
Warrants to purchase common stock	6,690,768	444,796
Restricted stock awards	396,346	50,000
Options to purchase common stock	10,072,646	376,654
Total	17,159,794	871,484

Note 11. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of December 31, 2025, there are 16,067,435 shares of common stock issued and outstanding. This does not include 80,000 unvested shares issued that are subject to forfeiture through December 11, 2026.

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

On February 10, 2025, the Company entered into advisory agreements with various individuals who were issued shares of common stock. The agreements are for a term of two years but are cancellable by either party. As part of these agreements, 2,550,000 shares of common stock were issued on February 18, 2025. An additional 850,000 shares may be issued under the terms of the agreements when certain provisions are met, which as of the date of grant is probable. These shares are nonforfeitable and thus were fully expensed by the Company at the time of grant. The Company used a Monte Carlo simulation to calculate the grant date fair value of the common stock. The fair value of issued shares amounted to $20.9 million and is presented in advisory fees expense on the audited consolidated statement of operations.

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

During the period January 1, 2025 to December 31, 2025 warrants were exercised by various individuals resulting in additional common stock issuance of 1,418,538 shares generating cash proceeds of $5.6 million which is included in additional paid-in capital on the consolidated statements of changes in stockholders’ equity.

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

As of December 31, 2025, and 2024, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of December 31, 2025 and 2024, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

Dividends

On February 11, 2025, the board of directors approved a special cash dividend of $0.32 per share payable on March 3, 2025, to holders of common stock and certain warrant holders as of close of business on February 24, 2025. On September 9, 2025, the board of directors approved a special cash dividend of $0.22 per share payable on September 26, 2025, to holders of common stock and certain warrant holders as of close of business on September 3, 2025. On December 11, 2025, the board of directors approved a special cash dividend of $0.432 per share payable on January 26, 2026, to holders of common stock and certain warrant holders as of close of business on January 5, 2026, Cash dividends declared in 2025 totaled $22.2 million and have been charged to accumulated deficit. Dividends paid for the three months ended March 31, 2025, totaled $7.0 million, and dividends paid for the three months ended September 30, 2025, totaled $4.9 million and dividends payable totaled $10.3 million at December 31, 2025.

Treasury Stock

There were 60,148 shares of treasury stock on December 31, 2024. The Company retired such shares in July 2025 and there were no shares of treasury stock as of December 31, 2025.

Warrants

A summary of warrant activity for the years ended December 31, 2025, is presented below:

	Warrants	Weighted Average Exercise Price	Total Intrinsic Value ($000s)	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	444,796	$29.25	—	2.2
Granted	—	—	—	—
Outstanding as of December 31, 2024	444,796	$29.25	—	1.2
Issued	7,752,108	$3.97		5.0
Expired	(87,598)	$28.74	—	—
Exercised	(1,418,538)	$3.97
Outstanding as of December 31, 2025	6,690,768	$5.38	$6,186	3.9

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

On February 10, 2025, the Company issued 351,851 shares of the Company’s common stock to Messrs. Christopher Devall under the Company’s 2022 Equity Incentive Plan. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value $2.1 million.

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

On December 10, 2025, the Company issued 316,346 shares of the Company’s common stock under the Company’s 2022 Equity Incentive Plan. These shares will vest on September 30, 2026; provided that in the event of a change in control prior to any such vesting date, the shares which have not yet vested shall vest and become nonforfeitable upon the effective date of such change in control, with a total fair value of $1.3 million .

On December 11, 2025, the Company issued 80,000 shares of the Company’s common stock under the Company’s 2022 Equity Incentive Plan. These shares will vest on the one-year anniversary of the grant date; provided that in the event of a change in control prior to any such vesting date, the shares which have not yet vested shall vest and become nonforfeitable upon the effective date of such change in control, with a total fair value of $381 thousand.

See Restricted Stock roll-forward below.

A summary of restricted stock awards activity for the years ended December 31, 2025 and 2024, is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2023	136,309	$2.26
Granted	977,354	$6.21
Vested	(991,957)	$6.09
Forfeited	(71,706)	$2.31
Nonvested at December 31, 2024	50,000	$0.98
Granted	1,607,315	$5.81
Vested	(1,260,969)	$6.09
Nonvested at December 31, 2025	396,346	$4.29

Stock-based compensation associated with the amortization of restricted stock awards expense was approximately $7.8 million and $1.4 million for the years ended December 31, 2025, and 2024, respectively. All stock compensation was recorded as a component of compensation and benefits expenses.

As of December 31, 2025, there is approximately $1.6 million unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

On February 10, 2025, the Company granted an additional 5.0 million fully vested nonqualified stock options (each, a “Performance Award” and collectively, the “Performance Awards”) each to Anthony Hayes and Kyle Wool conditioned upon either the Company’s shareholders approving the Performance Awards or approving an increase in the share reserve of the Company’s 2022 Equity Incentive Plan (the “Plan”) such that the full number of shares underlying the Performance Awards could be delivered under the Plan. On April 1, 2025, following a special meeting of shareholders, the Company’s shareholders voted to approve an increase in the Plan’s share reserve allowing the Performance Awards to be delivered under the Plan. As of December 31, 2025, the Company recorded an expense of $26.1 million for the Performance Awards.

On December 1, 2025, the Company entered into an advisory agreement with a certain individual who was issued 50,000 nonqualified stock options (“Advisor Options”). Each party reserves the right to terminate the agreement at any time, with or without cause, upon five (5) days prior written notice to the other party. One half of the Advisor Options shall vest and become exercisable during its term on December 1, 2025, and one half of the Advisor Options shall vest and become exercisable during its term on June 1, 2026, in the manner and subject to the terms and conditions of the Plan and the Stock Option Grant Agreement (the “Option Grant Agreement”). The Company used a Black Scholes valuation to calculate the grant date fair value of the Advisor Options. The fair value of the Advisor Options amounted to $146 thousand and the Company recorded an expense of $85 thousand in 2025 related to such options.

A summary of option activity under the Company’s stock option plan for year ended December 31, 2025 and 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	420,168	$5.80	$—	9.3
Employee options forfeited	(43,334)	$3.10	$—	—
Employee options expired	(180)	$3,832.72	$—	—
Outstanding as of December 31, 2024	376,654	$4.29	$—	8.2
Employee options granted	10,050,000	$6.15	$—	—
Employee options exercised	(35,000)	$3.36	$—	—
Employee options forfeited	(319,008)	$3.50	$—	—
Outstanding as of December 31, 2025	10,072,646	$6.16	$26	9.1
Options vested and exercisable	10,051,813	$6.17	$19	9.1

Stock-based compensation associated with the amortization of stock option expense was approximately $26.2 million and $0.3 million for the years ended December 31, 2025, and 2024, respectively. All stock compensation was recorded as a component of compensation and benefits expenses.

The following were assumptions used in the Company’s fair value analysis:

Risk-free interest rate	3.85%
Estimated term	5.0 years
Underlying stock price	$6.15
Expected volatility	94.5%

Estimated future stock-based compensation expense relating to unvested stock options is approximately $61 thousand.

Non-controlling Interest

As previously discussed, the Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the consolidated statements of changes in stockholders’ equity. As of December 31, 2025, the amount attributable to non-controlling interest was $2.0 million of which there is nothing payable to non-controlling interests.

Note 12. Revenue

Disaggregation of Revenue

For the years ended December 31, 2025, and 2024 total revenue and revenue related to contracts with customers within the scope of Topic 606 were ($ in thousands):

Revenues	2025	2024
Underwriting services	$79,030	$11,362
Carried interest	22,681	—
Commissions	19,551	6,065
Interest income – customers	368	133
Other revenue	590	309
Account advisory	246	308
Management fees	606	103
Total revenue from contracts with customers	$123,072	$18,280
Principal transactions	(872)	2,158
Interest income – noncustomer	904	533
Total revenue	$123,104	$20,971

Revenue Recognized at a Point in Time

The Company recognizes revenue that is transactional in nature and such revenue is earned at a point in time. For the year ended December 31, 2025, revenue that was recognized at a point in time includes underwriting services of $79.0 million, Carried interest of $22.7 million, commissions of $19.5 million and principal transactions revenue of ($0.9) million. For the year ended December 31, 2024, revenue that is recognized at a point in time includes underwriting services of $11.4 million, commissions of $6.1 million and principal transactions revenue of $2.2 million.

Revenue Recognized Over Time

The Company recognizes revenue over a period of time, generally monthly on a straight-line basis, as services are performed, and performance obligations are satisfied. For the year ended December 31, 2025, revenue that is recognized over time includes account advisory fees of $246 thousand, other revenue of $590 thousand, management fees of $606 thousand , interest income from customers of $368 thousand and interest income-noncustomers of $904 thousand. For the year ended December 31, 2024, revenue that was recognized over time includes account advisory fees of $308 thousand, other revenue of $309 thousand, management fees of $103 thousand interest income from customers of $133 thousand and interest income-noncustomers of $533 thousand.

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

Note 14. Income Taxes

The following table summarizes income (loss) before income taxes ($ in thousands):

2025
Domestic	$(13,154)
Foreign	—
Total	$(13,154)

The Company’s income tax expense (benefit) is as follows ($ in thousands):

2025
U.S. Federal	$4,458
State	2,860
Foreign	—
Current income tax expense (benefit)	$7,318
U.S. Federal	—
State	—
Foreign	—
Deferred income tax expense (benefit)	—
Total income tax expense (benefit)	$7,318

During the year ended December 31, 2024, the Company did not record any income tax expense or benefit.

The Company’s effective tax rate for the period ended December 31, 2025 was (55.6)%. The primary drivers of the variance from the statutory rate were state taxes, Sec. 162m disallowed compensation, net operating loss and amortization adjustments, and valuation allowance.

The following is a reconciliation from the Company’s statutory rate to the effective tax rate reported in the financial statements ($ in thousands):

	2025
	Amount	Rate
Statutory Federal Income Tax Rate	$(2,762)	21.0%
State and local income taxes, net of federal benefit of state	2,251	(17.1)%
Tax Credits (Federal)	(56)	0.4%
Valuation Allowance	(2,943)	22.4%
Non-Deductible or Non-Taxable Items:
Warrants	(1,125)	8.6%
Excess Employee Compensation under Sec. 162m	11,673	(88.7)%
Other	(366)	2.8%
Other Adjustments:
Net Operating Loss Adjustment	(2,540)	19.3%
Amortization Adjustment	3,196	(24.3)%
Other	(10)	0.1%
Effective income tax rate	$7,318	(55.6)%

The state and local income tax rate reconciliation category primarily reflects the impact of New York State and New York City, which together constitute more than 50% of the total effect of this category.

The Company’s effective tax rate for the period ended December 31, 2024 was 0.0%. The primary drivers of the variance from the statutory rate were state taxes, Sec. 162m disallowed compensation, and valuation allowance.

The following is a reconciliation from the Company’s statutory rate to the effective tax rate reported in the financial statements:

2024
U.S. Statutory Federal Rate	21.00%
State Taxes, Net of Federal Tax Benefit	37.42%
Sec. 162m disallowed compensation	(7.65)%
Other permanent differences	(0.23)%
State rate change in effect	(47.16)%
Deferred tax adjustment for stock based compensation	(0.67)%
Decrease due to change in Federal NOL and other true ups	1.90%
Change in Valuation Allowance	(4.61)%
Income Tax Benefit	0.00%

As of December 31, 2025 and 2024, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following ($ in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net-operating loss carryforward	$33,063	$35,913
Stock based compensation	9,530	289
Patents & licenses	963	5,339
Transaction costs	120	160
Research & development, net	868	1,412
Operating lease liability	839	870
Investment portfolio and other	1,314	5,305
Total deferred tax assets	46,697	49,288
Valuation allowance	(38,301)	(48,403)
Deferred tax asset, net of allowance	$8,396	$885
Deferred tax liability:
Depreciation	(29)	(42)
Right of use asset	(802)	(843)
Investment portfolio and other	(7,565)	—
Total deferred tax assets (liabilities)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the Company’s history of cumulative net losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective positive and negative evidence currently available, it is more likely than not that the Company will not realize the benefits of all deferred tax assets. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets of approximately $38.3 million as of December 31, 2025 and approximately $48.4 million as of December 31, 2024. As of December 31, 2025, the change in valuation allowance is approximately $(10.1) million. The change in the valuation allowance reflected in the rate reconciliation relates solely to federal deferred tax attributes, whereas the larger net decrease in the valuation allowance presented in the deferred tax table primarily reflects a reduction in state valuation allowance balances, which are not included in the rate reconciliation.

As of December 31, 2025, the Company has federal, state post-apportioned, and foreign net operating loss (“NOL”) carryforwards of approximately $76.7 million , $74.5 million, and $0, respectively. Of the federal amount, $29.8 million have a limited carryforward period and will begin to expire in 2026, and $47.0 million will have an indefinite carryforward period. Of the state post-apportioned amount, $74.5 million have a limited carryforward period and will begin to expire in 2038.

Utilization of the U.S. NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.

The Company completed a Section 382 study and concluded that it underwent ownership changes as defined by the Code on September 10, 2013, March 31, 2014, May 24, 2016, December 5, 2019, March 31, 2020, March 31, 2021, and February 10, 2025. The Company had a net unrealized built in loss (“NUBIL”) position at each ownership change date. As a result, the Company’s utilization of certain tax attributes, including amortization of acquired intangible assets, is subject to the Section 382 limitation. The Company has approximately $76 million of acquired intangible assets capitalized between 2013 and 2023 that are subject to this limitation. The original net operating loss (“NOL”) carryforwards of approximately $122 million reflected approximately $38 million of tax amortization deductions previously claimed in excess of the amount allowable under the Section 382 limitation. Accordingly, these excess deductions are treated as recognized built in losses (“RBILs”) and are subject to limitation under Section 382. In addition, the Section 382 study identified approximately $17 million of future tax amortization deductions related to intangible assets that are expected to be limited, which are treated as additional RBILs. Accordingly, the $38 million of excess amortization deductions previously claimed, together with $17 million of future amortization deductions expected to be limited, are reflected as $55 million of RBIL carryforwards as of year end, rather than as net operating loss carryforwards. The remaining NOL carryforwards were adjusted to exclude $6 million generated prior to 2006 that expired unused and to reflect $2 million utilized during the current period, resulting in $77 million of NOL carryforwards as of the end of the period.

Any future ownership changes that may occur after December 31, 2025, may limit the Company’s ability to utilize remaining tax attributes. Due to the existence of the valuation allowance, limitations created by the 2013 ownership change and any potential future ownership changes will not impact the Company’s effective tax rate.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The Company has evaluated the provisions of OBBBA and concluded that its enactment did not have a material impact on the Company’s 2025 consolidated financial statements. The only provision of OBBBA that affects the Company’s income tax accounting under ASC 740 is the enactment of new Internal Revenue Code (“IRC”) Section 174A, which permanently allows taxpayers to deduct domestic research or experimental (“R&E”) expenditures paid or incurred in taxable years beginning after December 31, 2024. The requirement to capitalize and amortize foreign R&E expenditures over 15 years remains unchanged.

On August 28, 2025, the Internal Revenue Service issued procedural guidance in Revenue Procedure 2025-28, which provides rules for implementing IRC Section 174A, including available elections and transition rules. Under the transition rules, taxpayers may elect how to treat unamortized domestic R&E expenditures that were paid or incurred in taxable years beginning after December 31, 2021 and before January 1, 2025. Specifically, taxpayers may (i) continue to amortize such costs over the remaining five-year amortization period, (ii) deduct the remaining unamortized balance entirely in the first taxable year beginning after December 31, 2024, or (iii) deduct the remaining unamortized balance ratably over two taxable years.

As of December 31, 2024, the Company had approximately $90 thousand of remaining unamortized domestic R&E expenditures capitalized under IRC Section 174, which gave rise to a deferred tax asset of approximately $26 thousand. The Company has elected to continue amortizing these costs over the remaining statutory amortization period. All such domestic R&E expenditures were incurred in 2022 and are expected to be fully amortized by 2027. As of December 31, 2025, the Company had approximately $40 thousand of remaining unamortized domestic R&E expenditures, representing a deferred tax asset of approximately $12 thousand.

The Company has made no income tax payments and received no income tax refunds during the year. All payments made to taxing authorities were for non-income based tax liabilities and are outside the scope of ASC 740.

As of December 31, 2025 and 2024, no liability for unrecognized tax benefit was required to be reported. The Company’s policy is to record interest and penalties related to income taxes outside of its income tax provision and classify as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2025 or 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns (California, Florida, New Jersey, New York, New York City, Virginia, and Texas). As of December 31, 2025, the statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for the tax periods ended December 31, 2022, 2023, and 2024. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period. There are no audits pending in any of the above-mentioned jurisdictions during 2025 and 2024. The Company believes that its income tax positions would be sustained upon an audit and does not anticipate any adjustments that would result in material changes to its consolidated financial position.

Note 15. Regulatory

Dominari Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of a minimum level of net capital, and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. On December 31, 2025, the Company had net capital of $ 20.5 million, which was $19.6 million in excess of its required minimum net capital of $0.9 million.

Dominari Securities customers' securities transactions are introduced on a fully-disclosed basis with its clearing broker/dealers. The clearing broker/dealers are responsible for execution, collection of and payment of funds and, receipt and delivery of securities relative to customer transactions. Off-balance-sheet risk exists with respect to these transactions due to the possibility that customers may be unable to fulfill their contractual commitments. The clearing broker/dealers may charge any losses it incurs on customers to Dominari Securities . The Company seeks to minimize this risk through procedures designed at Dominari Securities to monitor the creditworthiness of its customers and to ensure that customer transactions are executed properly by the clearing brokers, by monitoring all customer activity and reviewing information it receives from its clearing broker on a daily basis.

Note 16. Related Party Transactions

In 2021, the Dominari Holdings engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, Chief Executive Officer and one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023 and held approximately 30% of Revere’s outstanding equity until May, 2025. From time to time, the Company participates in offerings of securities as an underwriter in transactions in which Revere is also participating as an underwriter. On such transactions, the Company earned $5.8 million during the year ended December 31, 2025 and $930,000 for the year ended December 31, 2024. Additionally, the Company incurred referral fees of approximately $50,000 for the year ended December 31, 2024. As of May 20, 2025, Kyle Wool no longer holds an equity interest in Revere

During 2024 , the Company collected fees on behalf of Series Funds, which were intended for future expenses of each Series entity. As of December 31, 2024, such amount was $154 and is included in other current liabilities on the accompanying consolidated balance sheet.

During the year December 31, 2024, the Company entered into employee loans with various employees totaling $2.4 million. The terms of the loan agreements range from 3 years to 7 years, with an average annual interest rate of approximately 3.2%. The total interest received for the years ended December 31, 2025 and 2024 was approximately $51 thousand and $39 thousand, respectively . As of December 31, 2025 and 2024, the total outstanding balance of the employee loans was $1.8 million and $2.2 million, respectively and are included in loans to employees on the accompanying consolidated balance sheet.

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

The Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited consolidated statements of changes in stockholders’ equity. As of December 31, 2025, the amount attributable to non-controlling interest was $2.0 million. There are no outstanding amounts payable to non-controlling interests as of December 31, 2025.

The Company earns revenues for managing certain pooled investment vehicles which are related parties. These include the entirety of the management fee revenues totaling $0.6 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively and are classified as management fees in Note 12 and included in other revenue within the statement of operations. The total amount of contract liabilities disclosed in Note 3 represented amounts received in advance of revenue earned on managing such related party investment vehicles and are listed as contract liabilities in the statement of financial condition totaling $4.5 million and $1.1 million as of December 31, 2025 and 2024, respectively.

In the normal course of business, Dominari Securities provides underwriting and brokerage services to the Series Funds. As a result of services provided, the Company recognized approximately $15.7 million in underwriting revenue, $20.7 million in carried interest revenue, and $7.7 million of commission revenue during 2025.

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

	Year Ended December 31, 2025
	Dominari Financial	Legacy Holding Co.	Consolidated
Revenue	$123,104	$—	$123,104
Operating Costs
Compensation and benefits	92,601	52,669	145,270
Professional and consulting fees	3,107	23,881	26,988
Other operating expenses	4,059	2,513	6,572
Income / (loss) from operations	23,337	(79,063)	(55,726)

Other (expenses) income
Other income	—	10	10
Interest income	—	65	65
Gain on marketable securities	—	42,276	42,276
Realized gain on note receivable	—	221	221
Total other income	—	42,572	42,572
Net income (/loss) before income taxes	23,337	(36,491)	(13,154)
Provision for income taxes	—	7,318	7,318
Net income (loss)	$23,337	$(43,809)	$(20,472)
Non-controlling interests	1,963	—	1,963
Net loss attributable to stockholders	$21,374	(43,809)	$(22,435)
Total assets	$47,372	$65,535	$112,907

	Year Ended December 31, 2024
	Dominari Financial	Legacy Holding Co	Consolidated
Revenue	$20,971	$—	$20,971
Operating Costs
Compensation and benefits	17,422	4,558	21,980
Professional and consulting fees	1,358	1,358	2,716
Other expenses	3,039	1,938	4,977
Loss from operations	(848)	(7,854)	(8,702)

Other (expenses) income
Other income	—	86	86
Interest income	—	293	293
Gain on marketable securities	—	3,085	3,085
Unrealized loss on note receivable	—	(2,347)	(2,347)
Change in carrying value of investments	—	(7,118)	(7,118)
Total other (expenses) income	—	(6,001)	(6,001)
Net loss	$(848)	$(13,855)	$(14,703)
Total assets	$20,204	$26,921	$47,125

Note 18. Subsequent Events

Dividend Paid

On December 11, 2025, the Company declared a special cash dividend on our common stock and pursuant to the terms of certain common stock purchase warrants issued in our recently completed financings (on an as-exercised basis) of $0.432 per share, which was paid on January 26, 2026, to shareholders and certain warrant holders of record as of the close of business on January 5, 2025.

Sale of ABTC Stock

On December 30, 2025, the Company entered into an agreement to sell the entirety of its 23,199,205 shares of ABTC common stock for proceeds totaling $32.4 million. The transaction closed on January 20, 2026 with the receipt of the totality of the $32.4 million.

Restricted Stock Awards

On January 7, 2026, in connection with the transaction involving the Company’s investment in American Bitcoin, the Committee determined that it is in the best interests of the Company and its stockholders, to make a special equity grant to Messrs. Anthony Hayes and Kyle Wool, in accordance with the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) and pursuant to stockholder approval to increase the number of shares of common stock reserved for issuance under the 2022 Plan. Pursuant to the Committee’s decision and upon stockholder approval, pursuant to which each received 3,000,000 shares of the Company’s common stock.

On March 4, 2026, upon approval of the Company’s stockholders to amend the 2022 Plan to increase the number of shares of common stock reserved for issuance under the 2022 Plan, the shares were fully-vested and nonforfeitable with a total fair value of approximately $18.4 million.

Special Meeting of Stockholders

On March 4, 2026, at a special meeting of stockholders, the Company’s stockholders approved amendments to (1) increase the number of shares of common stock reserved for issuance with respect to awards granted under the 2022 Plan by 10,000,000 shares of common stock from 11,720,750 shares of common stock to 21,720,750 shares of common stock and (2) Section 4(b) of the 2022 Plan to clarify the calculation of the annual increase in shares of common stock reserved for issuance under the 2022 Plan to provide that commencing on January 1, 2027 and continuing until January 1, 2032, the number of shares reserved for issuance under the 2022 Plan shall automatically increase each January 1st, by a number of shares equal to the lesser of (i) 20% of the total number of shares of common stock issued and outstanding on the immediately preceding December 31st and (ii) such smaller number of shares of common stock as determined by the board of directors.

Amendments to Employment Agreements with Officers

On March 20, 2026, the Company entered into amendments to the employment agreements of each of Anthony Hayes (the Company’s Chief Executive Officer), and Kyle Wool (the Company’s President) (collectively, the “Employment Agreement Amendments”). Pursuant to each of the Employment Agreement Amendments, the executives agreed to replace the annual bonus provisions with a performance-based quarterly bonus in consideration for the issuance of 3,000,000 shares of common stock from the Company, as approved by vote of the shareholders of the Company on March 4, 2026.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. With respect to the annual period ended December 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

During the year ended December 31, 2025, due to staffing and resource constraints, the Company required significant additional effort to close the books and records, and record appropriate account adjustments. As such, information technology, business processes and financial reporting controls were deemed to be ineffective due to (a) the lack of personnel to ensure the books and records are closed accurately and on a timely basis, (b) lack of sufficient review over the accounting for certain transactions recorded at fair value, (c) the lack of appropriate segregation of duties, (d) certain general information technology control deficiencies regarding user access provisioning and administrative access review, and (e) insufficient documentation to support and evidence the design and implementation of controls.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and concluded that our internal controls over financial reporting were not effective, due to the material weaknesses in our internal control over financial reporting as described above. In making this assessment, our management used the 2013 framework established in “Internal Control-Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

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

Changes in Internal Control over Financial Reporting

Effective October 1, 2025, the Company hired Tim Ledwick as Chief Financial Officer to assist the Company’s finance department. Other than this appointment and the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to the material weaknesses identified above, the Company has implemented changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as of the year ended December 31, 2025. The Company is actively increasing the quantity and quality of our internal accounting personnel and has engaged external valuation specialists and accounting advisors with financial reporting expertise, so as to provide the Company with resources sufficient to properly design and implement internal controls which will prevent and detect material misstatements to the financial statements in a timely manner. The Company also plans to implement additional information technology related changes. In addition, the Company has implemented a multi-layered process to establish and review the valuation of long-term investments with such outside specialists discussed above.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each current director and executive officer of the Company.

			Director
Name	Age	Position	Since
Anthony Hayes(4)(6)	58	Chief Executive Officer and Chairman of the Board	2013
Tim S. Ledwick	68	Chief Financial Officer	—
Gregory James Blattner(3)(7)	48	Director	2018
Brian Parsley(1)(2)(3)	55	Director	2025
Kyle Wool(4)(7)	48	President and Director	2021
Kyle Haug(1)(2)(4)(5)	43	Director	2023
Christopher Devall	44	Chief Operating Officer	—

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

(3)	Member of our Nominating Committee.

(4)	Member of our Investment Committee.

(5)	Class I Director whose directorship will be voted on by stockholders at the 2027 Annual Stockholder Meeting.

(6)	Class II Director whose directorship will be voted on by stockholders at the 2028 Annual Stockholder Meeting.

(7)	Class III Director whose directorship will be voted on by stockholders at the 2026 Annual Stockholder Meeting.

The biographies of our current directors and significant employees are as follows:

Anthony Hayes

Mr. Anthony Hayeshas served as a director and Chief Executive Officer since 2013. Mr. Hayes also serves as Chairman of SIM Acquisition Corp. I (NASDAQ: SIMAU, SIMA, SIMAW), a blank check company, which completed its initial public offering in July 2024 and raised aggregate proceeds of $230 million. Before his role at Dominari, Mr. Hayes was a partner at Nelson Mullins, an Am Law 100 law firm, from May 1999 to March 2010. His legal expertise and business acumen have been recognized through various accolades including by President George W. Bush who gave Mr. Hayes special recognition for creating the Wills for Heroes program, a national 501(c)(3), in response to the September 11 attacks (willsforheroes.com), and his work, “Avoiding the Post-Crisis Crisis: How to Prevent Post-Crisis Donation for Victims from Leading to Litigation”, was published in the ICMA Journal (ICMA Journal, January/February 2008). Other honors include IAM IP Personality of 2013, American Board of Trial Advocates Young Lawyer of the Year and “20 Under 40” in Columbia, South Carolina. Mr. Hayes received his Juris Doctor from Tulane University Law School in May 1995, a Bachelor of Arts in economics from Mary Washington College in May 1990, and he is a member of the bar in the District of Columbia, Florida, New York, and South Mr. Hayes received his Juris Doctorate from Tulane University School of Law and his B.A. in economics from Mary Washington College. The Board of Directors believes Mr. Hayes is qualified to serve as a director of the Company based on his intimate knowledge of the Company through his service as Chief Executive Officer. Mr. Hayes executive experience provides him with valuable business expertise, which the Board believes qualifies him to serve as a Class II director of the Company.

Tim S. Ledwick

Mr. Tim S. Ledwick, has served as the Interim Chief Financial Officer of the Company since October 1, 2025. Prior thereto, he served as the Audit Committee Chair of the Company since 2015. In 2024 & 2025 he provided fractional CFO services to a Nasdaq listed public safety technology and services company working with the Nasdaq and their external auditors to bring the company back into compliance with their reporting requirements. From 2011 until 2022 he was the Chief Financial Officer of SYFT, a private equity-backed company that provided software solutions and services to hospitals which was successfully sold to GHX in 2022. In addition, since 2012 he has served on the board and Chair of the Audit Committee of Telkonet, Inc. (TKOI) a smart energy management technology company. From 2007 to 2011, Mr. Ledwick provided CFO consulting services to a $150 million services firm and, in addition, from 2007-2008. From 2002 through 2006, Mr. Ledwick was a member of the Board of Directors and Executive Vice President-CFO of Dictaphone Corporation playing a lead role in developing a business plan which revitalized the company, resulting in the successful sale of the firm and delivering seven times return to stockholders. From 2001-2002, Mr. Ledwick was brought on as CFO to lead the restructuring efforts of Lernout & Hauspie Speech Products, a Belgium-based Nasdaq listed speech technology company, whose market cap had at one point reached a high of $9 billion. From 1999 through 2001, he was CFO of Cross Media Marketing Corp, an $80 million public company headquartered in New York City, playing a lead role in the firm’s acquisition activity, tax analysis and capital raising. Mr. Ledwick is a member of the Connecticut Society of Certified Public Accountants and received his BBA in Accounting from the George Washington University and his MS in Finance from Fairfield University. The Board of Directors believes that Mr. Ledwick’s executive experience and financial expertise qualifies him to serve as a director of the Company.

Brian Parsley

Mr. Parsley, who joined as a member of our Board in September 2025, has more than 30 years of experience in entrepreneurship, sales and leadership development. He has founded and successfully exited multiple companies, including USAhire.com and WeSkill, which were both acquired. Parsley is a co-founder of The Constance Group, where he partners with organizations to transform sales and leadership cultures through behavioral science and human connection, where he has served since January 2001. From May 2009 to December 2013, he served as President at WeSkill, an online employment company. Prior to his experience at WeSkill, he served as President at Train One, which specializes in online sales training from 2001 to 2009. From May 1999 to January 2002, he served as President at USAhire, an online internet recruitment site, which was sold in 2001.

At the core of Parsley’s philosophy is The Human Factor™, a proprietary framework he developed to help leaders and organizations leverage authentic human connection as a driver of performance and trust in the digital age. Through this approach, he advises executives and teams on strategies to enhance performance, strengthen communication and drive measurable business outcomes. His work has helped companies across industries create more engaged workforces, build stronger client relationships and achieve sustainable growth in highly competitive markets.

Widely respected for his expertise, Mr. Parsley has consulted with Fortune 500 companies, been recognized as a Top 40 Executive Under 40 by the Business Journal and is a frequent contributor to leading business publications and industry conferences. The Board believes Mr. Parsley’s experience in entrepreneurship, sales and leadership development qualifies him to serve as a director of the Company.

Gregory James Blattner

Mr. Blattner has served on our Board of Directors since 2018, bringing nearly 25 years of experience spanning the technology and financial services industries, with expertise in enterprise technology solutions, managed services, data center, AI and cybersecurity. Most recently, he joined Red River as Vice President of Managed Services Sales. Red River is a technology transformation company specializing in AI-driven cybersecurity and IT infrastructure solutions for government and enterprise customers. In this role, he is focused on driving new enterprise relationships and expanding Red River’s presence in the managed services, data center and cloud ecosystem.

Prior to Red River, Mr. Blattner served as Vice President of Managed Services Sales at AHEAD, a leading technology services integrator that helps organizations design, deploy, and manage complex, multi-platform hybrid technology environments, where he led high-growth enterprise sales teams serving highly regulated industries. Before joining AHEAD, Mr. Blattner spent seven years at Agio, a pioneer in managed IT and cybersecurity services, where he served as Executive Director of Business Development. In that role, he helped scale annual recurring revenue and developed high-performing sales talent across financial services, healthcare, and industrial markets. Earlier in his career, Mr. Blattner held a succession of increasingly senior roles at prominent global financial institutions, (JP Morgan, Morgan Stanley, American Express and Thomson Reuters).

Mr. Blattner holds a bachelor’s degree from Iona College. The Board believes his broad command of technology, cybersecurity, financial services, and operational leadership positions him as an exceptionally valuable contributor to the Company’s strategic direction.

Kyle Wool

Mr. Kyle Wool, who joined as a member of our Board of Directors in 2021, currently serves as the President of Dominari Holdings, CEO of Dominari Financial, and the CEO of Dominari Securities. He boasts over 20 years in various aspects of global finance as a Managing Director of Oppenheimer & Co. and Head of Wealth Management for their Asian branch from 2005 to 2013, Executive Director at Morgan Stanley May 2013 to January 2021, and President of Revere Securities LLC from February 2021 to June 2022. His extensive knowledge allows him to provide invaluable strategic guidance while advising those on the team managing all facets related to financial services categories with senior level insights that ensure success across the board within an organizing whose growth strategies he actively contributes towards cultivating. Mr. Wool is also active in various philanthropic endeavors both domestically and abroad. He currently serves as a board member of LifeLine NY, board member of the CIRSD (Center for International Relations and Sustainable Development), board member of Project Rousseau, and a board member of Lang Lang International Music Foundation. Mr. Wool holds Series 7, 63, & 24 securities licenses. The Board of Directors believes that Mr. Wool’s extensive experience in banking and wealth management qualifies him to serve as a director of the Company.

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

Christopher Devall

Mr. Christopher Devall has served as the Chief Operating Officer of the Company since January 1, 2023. Prior to that he was the Company’s Vice President of Operations from July 1, 2022, to January 1, 2023 and was a member of its advisory board from April 2022 to June 2022. He currently serves as the Chief Executive Officer or SIM Acquisition Corp. I (NASDAQ: SIMAU, SIMA, SIMAW), a blank check company, which completed its initial public offering in July 2024 and raised aggregate proceeds of $230 million. Prior to joining Dominari, Mr. Devall served as senior operations department head in the Department of Defense from February 2019 to June 2022, and as a senior operations department manager from April 2016 to January 2019. Mr. Devall is a retired military veteran. He holds a and received his Masters of Business Administration from the University of Virginia Darden School of Business and holds a B.S. in Strategic Studies and Defense Analysis from Norwich University. He also maintains active FINRA registration and holds Series 7, 66, and 24 licenses and serves on the board of directors of Dominari Securities LLC. In addition to his executive responsibilities, Mr. Devall is active in his community and supports various nonprofit organizations, including serving as a director of The Forge Christian Ministries and Secretary of the Dominari Charitable Foundation. Mr. Devall has no family relationship with any of the executive officers or directors of the Company. There are no arrangements or understandings between Mr. Devall and any other person pursuant to which he was appointed as an officer of the Company. The Board of Directors believes that Mr. Devall’s prior operations background qualifies him to serve as the Chief Operating Officer of the Company.

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

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2025 and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2025 were filed in a timely manner.

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and is currently comprised of Mr. Kyle Haug (Chairman) and Mr. Brian Parsley, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements for audit committee members. The Board of Directors has also determined that Mr. Haug is an “audit committee financial expert,” as defined by the applicable rules of the SEC and Nasdaq.

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

Nominating Committee

The Nominating Committee currently consists of Mr. Gregory James Blattner (Chairman) and Mr. Brian Parlsey, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements.

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

Compensation Committee

The Compensation Committee currently consists of Mr. Brian Parlsey (Chairman) and Mr. Kyle Haug, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements. In addition, each member of the Compensation Committee has been determined to be a non-employee director under Rule 16b-3 as promulgated under the Exchange Act. The Compensation Committee reviews and recommends to the Board of Directors the compensation for our executive officers and our non-employee directors for their services as members of the Board of Directors.

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

Investment Committee

The Investment Committee currently consists of Mr. Kyle Wool (Chairman), Mr. Anthony Hayes, and Mr. Kyle Haug. The Investment Committee recommends and oversees the Company’s investment transactions, management, policies, and guidelines, including reviews of investment manager selection, establishment of investment benchmarks, review of investment performance and oversight of investment risk management exposure policies and guidelines.

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

Item 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers (“NEOs”), which consist of (i) all individuals serving as our principal executive officers during fiscal year 2025, (ii) two other of our most highly compensated executive officers who were serving as executive officers at December 31, 2025, and (iii) up to two other of our most highly compensated executive officers for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2025, are:

●	Anthony Hayes, our Chief Executive Officer and Chairman of the Board;

●	Kyle Wool, our President; and

●	Christopher Devall, our Chief Operating Officer.

The following Summary of Compensation table sets forth the compensation paid by our Company during the two fiscal years ended December 31, 2025 and 2024, to our NEOs.

Summary of Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Anthony Hayes,	2025	650,000	8,500,000	4,295,894	13,065,000	5,712,911	385,295	32,609,100
Chief Executive Officer	2024	650,000	—	641,235	—	951,156	534,301	2,776,692
and Chairman of the Board
Kyle Wool,	2025	500,000	11,000,000	860,000	13,065,000	4,802,911	187,862	30,416,667
President	2024	500,000	—	641,235	—	951,156	746,344	2,838,735
Christopher Devall, Chief Operating Officer.	2025	350,000	50,000	2,215,002	—		262,463	2,877,465

(1)	The amount reported in these columns represents the aggregate grant date fair value of stock and options granted to our NEOs during 2025, as calculated in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all awards made to our NEOs in Note 3 to the consolidated financial statements included in this annual report.

(2)	For Messrs. Hayes and Wool, the amounts reported in this column are compensation earned pursuant to (i) the Company’s attainment of certain revenue milestones, as set forth in the employment agreements for Messrs. Hayes and Wool (each, as described below), and (ii) net revenue achieved by the Company’s wholly-owned subsidiary, Dominari Securities, in accordance with the employment agreements for Messrs. Hayes and Wool.

(3)	For Mr. Hayes, the amount shown in this column represents (a) Company payments towards Mr. Hayes’ health benefits, (b) Company contributions to its 401(k) plans on Mr. Hayes’ behalf, and (c) dividends received on vested stock granted in 2025. For Mr. Wool, the amount shown in this column represents (i) payments for social club memberships, (ii) Company contributions to its 401(k) plan on Mr. Wool’s behalf, (iii) Company payments towards Mr. Wools’ health benefits, and (iv) dividends received on vested stock granted in 2025. The amounts for Mr. Devall reflect Company contributions to its 401(k) plan on Mr. Devall’s behalf and Company payments for Mr. Devall’s health benefits, and dividends received on vested stock granted in 2025.

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

Pursuant to an amendment effective June 24, 2025, the Hayes Agreement was amended to increase Mr. Hayes’ annual base salary of $500,000 to $650,000 effective January 1, 2024, and an annual bonus. The annual bonus has two components, one is an annual revenue bonus that becomes payable upon the Company’s achievement of certain annual revenue targets, as stated in the table below.

Annual Revenue	Annual Bonus
$3,500,000 or more	$150,000, plus
Between $7.5mm and $15mm	$250,000, plus
$15mm or more	$500,000, plus

The second component is a net revenue bonus equal to 15% of the sum of (i) all fees and proceeds received by the Company’s wholly-owned subsidiary, Dominari Securities LLC (the “IB”), in connection with investment banking services performed by the IB, including but not limited to the proceeds received from the exercise and sale of shares underlying any warrants or options issued in connection therewith, less the fees and expenses paid to individual representatives (i.e. broker payouts) of the IB out of such fees and/or proceeds (“Net Investment Banking Fees”) and (ii) any revenue received by the Company or any of its subsidiaries, including but not limited to the IB, in connection with alternative business opportunities that occur from time to time, including but not limited to, profits (including proceeds from warrants and options) received on all carried interest on “Special Purpose Vehicles” or other investment vehicles that the Company or any of its subsidiaries, including but not limited to IB, may have a pecuniary interest in (“Alternate Revenue”). Alternate Revenue is broadly interpreted to capture any revenue not included in Net Investment Banking Fees that benefits the Company or any of its subsidiaries and is net of any fees or expenses paid to any employees of the Company or its subsidiaries, including the IB.

Our Board of Directors may adopt different or additional performance criteria for future years after consultation with Mr. Hayes, provided that such criteria must be reasonably attainable. The bonus, to the extent earned, will be paid on the date on which annual bonuses are paid generally to the Company’s senior executives, provided that Mr. Hayes is employed with the Company on the payment date. In 2025, the payment of the bonuses was accelerated and paid upon the incremental certification by our Compensation Committee that the Company achieved the applicable revenue targets.

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

Kyle Wool

On October 12, 2022, the Company entered into an employment agreement with Kyle Wool (the “Wool Agreement”), pursuant to which Mr. Wool serves as the Chief Executive Officer of Dominari Financial. The term of the Wool Agreement is five years with automatic one-year extensions unless either the Company or Mr. Wool gives six months’ non-renewal notice.

The Wool Agreement provides that Mr. Wool shall receive an annual base salary of $500,000 and an annual bonus. The annual bonus has two components, one is an annual revenue bonus that becomes payable upon the Company’s achievement of certain annual revenue targets, as stated in the table below:

Annual Revenue	Annual Bonus
$3,500,000 or more	$150,000, plus
Between $7.5mm and $15mm	$250,000, plus
$15mm or more	$500,000, plus

The second component is a net revenue bonus equal to 15% of the sum of (i) all fees and proceeds received by the IB, in connection with investment banking services performed by the IB, including but not limited to the Net Investment Banking Fees and (ii) any revenue received by the Company or any of its subsidiaries, including but not limited to the IB, in connection with alternative business opportunities that occur from time to time, including but not limited to, profits (including proceeds from warrants and options) received on all carried interest on “Special Purpose Vehicles” or other investment vehicles that the Company or any of its subsidiaries, including but not limited to IB, may have a pecuniary interest in. Alternate Revenue is broadly interpreted to capture any revenue not included in Net Investment Banking Fees that benefits the Company or any of its subsidiaries and is net of any fees or expenses paid to any employees of the Company or its subsidiaries, including the IB.

Our Board of Directors may adopt different or additional performance criteria for future years after consultation with Mr. Wool, provided that such criteria must be reasonably attainable. The bonus, to the extent earned, will be paid on the date on which annual bonuses are paid generally to the Company’s senior executives, provided that Mr. Wool is employed with the Company on the payment date. In 2025, the payment of the bonuses was accelerated and paid upon the incremental certification by our Compensation Committee that the Company achieved the applicable revenue targets.

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

Pursuant to the Wool Agreement, Mr. Wool is entitled to receive the following: (i) the support of an administrative assistant, (ii) reimbursement for his personal cell phone expenses, (iii) a monthly expense account of up to $20,000 for his business use, (iv) up to $100,000 in reimbursement for health care and social club memberships, and (v) subject to the Company’s consent, reimbursement for all other reasonable out-of-pocket expenses actually incurred or paid by Mr. Wool in the course of his employment.

The Wool Agreement provides that upon Mr. Wool’s termination due to (A) his death, (B) his disability, (C) within 40 days of the consummation of change in control transaction (as defined in the Wool Agreement), or (D) due to the Company not renewing the Wool Agreement term, he or his estate will be entitled to the following: (i) twelve months’ base salary paid in a lump sum, (ii) continued group health coverage (if validly elected) for 12 months at the same cost as applied prior to his termination, and (iii) the pro-rata portion of any earned annual bonus.

If Mr. Wool’s employment is terminated (A) by Mr. Wool for good reason (as defined in the Wool Agreement) or (B) by the Company without cause (as defined in the Wool Agreement), then Mr. Wool will be entitled to receive the following: (i) twelve months’ base salary paid in a lump sum, (ii) continued group health coverage (if validly elected) for 12 months at the same cost as applied prior to his termination, (iii) the pro-rata portion of any earned annual bonus, and (iv) full vesting of all outstanding and then unvested equity awards.

Chris Devall

On July 1, 2022, we entered into an employment agreement with Mr. Christopher Devall pursuant to which Mr. Devall served as the Vice President (now, our Chief Operations Officer), for a period of five years, which shall automatically be extended for an additional year unless either party provides notice of non-renewal. Mr. Devall’s employment agreement was amended on July 1, 2023 in connection with his appointment to serve as our Chief Operations Officer. Pursuant to the amended agreement, Mr. Devall is entitled to receive a base salary of $350,000. Mr. Devall was paid a $50,000 signing bonus in restricted stock that fully vested on January 1, 2023. Mr. Devall’s employment agreement also provides for an annual bonus of a minimum of $50,000, to be paid in cash or restricted shares of the Company’s common stock based on the determination of the Compensation Committee of the Board of Directors. Mr. Devall also received a restricted stock grant in the amount of $1,000,000 in connection with his commencement of employment. Mr. Devall is also entitled to the payment or reimbursement of up to $10,000 per month for reasonable out-of-pocket expenses.

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

Outstanding Equity Awards at December 31, 2025

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Hayes	12/23/2020	2,941	—	$10.88	12/23/2030
	2/10/2025	5,000,000	—	$6.16	2/10/2035
Kyle Wool	2/10/2025	5,000,000	—	$6.16	2/10/2035
Christopher Devall		—	—	—	—

(1)	These options are fully vested.

Pay versus Performance

Pursuant to Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information regarding “compensation actually paid”, as defined in Item 402(v). In accordance with SEC rules, the “compensation actually paid” amounts shown in the table below for each applicable year reflect certain adjustments to the values reported in the Summary of Compensation Table as described in the footnotes to the following table. The Company previously reported an estimated “net loss” number in this table because the Company’s audited financial statements were not complete as of the date of the Company’s most recent proxy statement. The Company’s audited financial statements are now complete and the “net loss” reported below is derived from such audited financial statements.

In accordance with the transitional relief under the SEC rules for smaller reporting companies, only three years of information is required as this is the Company’s first year of disclosure under Item 402(v) of Regulation S-K.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based On TSR(5)	Net Income (Loss) $ 000s(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2025	$32,609,100	$32,609,100	$16,647,066	$16,647,066	$167.38	$(22,435)
2024	$2,776,692	$2,776,692	$2,626,479	$2,626,479	$30.01	$(14,954)
2023	$1,000,000	$1,000,000	$4,453,138	$4,453,138	$25.82	$(22,882)

(1)	For each year shown, the PEO was the Chief Executive Officer, Anthony Hayes. The values reflected in this column reflect the “Total Compensation” paid to Mr. Hayes, the Company’s Principal Executive Officer, as set forth in the Summary of Compensation Table.

(2)	The dollar amounts reported in this column represent the amount of “compensation actually paid” to Mr. Hayes, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Hayes during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to determine the “compensation actually paid” amounts reported above for Mr. Hayes:

Reconciliation of Summary of Compensation Table Total to Compensation Actually Paid for CEO	2025	2024	2023
Summary of Compensation Table Total	$32,609,100	$2,776,692	$1,000,000
Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(17,360,894)	(641,235)	—
Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End	—	—	—
Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	17,360,894	—	—
Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that were Outstanding and Unvested as of the Applicable Fiscal Year End, Determined Based on the Change in ASC 718 Fair Value from Prior Fiscal year End to the Applicable Fiscal Year End	—	—	—
Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that Vested During the Applicable Fiscal year, Determined based on the Change in ASC 718 Fair Value from the Prior Fiscal Year End to the Vesting Date	—	—	—
Less: ASC 718 Fair Value of Awards Granted During a Prior Fiscal Year that were Forfeited During the Applicable Fiscal Year, determined as of the Prior Fiscal Year End	—	—	—
Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date	—	—	—
Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year	17,360,894	—	—
Compensation Actually Paid	$32,609,100	$2,776,692	$1,000,000

(3)	For 2023 and 2024, the non-PEO NEOs were Soo Yu and Kyle Wool. For 2025, the non-PEO NEOs were Kyle Wool and Christopher Decval. The values reflected in this column reflect the average “Total Compensation” paid to each of the non-PEO NEOs in the applicable year, as set forth in the Summary of Compensation Table for the applicable year.

(4)	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the non-PEO NEOs, as a group, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not necessarily reflect the actual average amount of compensation earned by or paid to such persons during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the non-PEO NEOs as a group for each year to determine the compensation actually paid:

Reconciliation of Average Summary of Compensation Table Totals for non-PEO NEOs to Average Compensation Actually Paid to non-PEO NEOs	2025	2024	2023
Average Summary of Compensation Table Total	$16,647,066	$2,626,479	$4,453,138
Less: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	$(8,022,591)	$(641,235)	$(5,266,666)
Plus: Fair Value of Awards Granted during Applicable Fiscal Year that Remain Unvested as of Applicable Fiscal Year End, Determined as of Applicable Fiscal Year End	$23,800	—	—
Plus: Fair Value of Awards Granted During the Applicable Fiscal Year that Vested During the Applicable Fiscal Year, Determined as of the Vesting Date	$8,046,648	$641,235	$5,266,666
Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that were Outstanding and Unvested as of the Applicable Fiscal Year End, Determined Based on the Change in ASC 718 Fair Value from Prior Fiscal year End to the Applicable Fiscal Year End	—	—	—
Plus (Less): Adjustment for Awards Granted During a Prior Fiscal Year that Vested During the Applicable Fiscal year, Determined based on the Change in ASC 718 Fair Value from the Prior Fiscal Year End to the Vesting Date	—	—	—
Less: ASC 718 Fair Value of Awards Granted During a Prior Fiscal Year that were Forfeited During the Applicable Fiscal Year, determined as of the Prior Fiscal Year End	$(47,857)	—	—
Plus: Dividends or Other Earnings Paid During the Applicable Fiscal year Prior to the Vesting Date	—	—	—
Plus: Incremental Fair Value of Options/SARs Modified During the Applicable Fiscal Year	—	—	—
Average Compensation Actually Paid	$16,647,066	$2,626,479	$4,453,138

(5)	The TSR value listed in each year reflects what the cumulative value of $100 would be if invested on December 31,2022, assuming the reinvestment of dividends paid during the measurement period

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

Option Award Disclosure

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. The Company generally makes equity grants at varying times throughout the year, as business needs arise and our Board or Compensation Committee determine are appropriate. In 2025, due to the extraordinary efforts by Mr. Hayes and Mr. Wool to enlarge our advisory board with qualified persons and close a registered direct and private placement offering, the Compensation Committee awarded options to Mr. Hayes and Mr. Wool. In connection with such awards, which were subject to the approval of our shareholders, the Compensation Committee considered material nonpublic information related to the advisory board and direct and private placement offerings and determined it was appropriate to make the grants just prior to the announcement of such events. The Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award

Percentage

Change in

the Closing

Market
Price of

the Securities

Underlying the

Award Between

the Trading

Day Ending

Immediately

Prior to the

Disclosure of

Material

Nonpublic

Information

and the Trading

Day Beginning

Immediately

Following the

Disclosure of

Material

Nonpublic

Information

Anthony Hayes	February 10, 2025	5,000,000	$6.16	$13,065,000	74.26%
Kyle Wool	February 10, 2025	5,000,000	$6.16	$13,065,000	74.26%

Director Compensation

Our non-employee directors received the following annual compensation for service as a member of the Board of Directors for the fiscal year ended December 31, 2025:

Annual Retainer	$65,000	To be paid in cash in four equal quarterly installments.
Additional Retainer	$5,000	To be paid to the Chairman of the Board upon election annually.
Annual Equity Award	$61,600	In FY 2025, the Company made a one-time fully-vested Stock Grant to each board member

Since our CEO, Anthony Hayes, became the Chairman of our Board in the latter half of 2023, no director has received the additional retainer for service as Chairman of the Board. On January 1, 2026, the Annual Retainer to be paid in cash in four equal quarterly installments to non-employee directors increased to $80,000.

The following table summarizes the compensation paid to non-employee directors during the year ended December 31, 2025.

Director (1)	Fees earned or paid in cash ($)	Stock Awards ($)(8)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Parsley (2)	21,125	—	—	—	—	—	21,125
Tim Ledwick (3)	48,750	1,380,763	—	—	—	94,791	1,524,304
Gregory Blattner (4)	65,000	61,600	—	—	—	5,400	132,000
Robert Dudley (5)	48,750	61,600				5,400	115,750
Kyle Haug (6)	65,000	61,600	—	—	—	5,400	132,000
Ronald Lieberman (7)	32,500	985,600	—	—	—	118,900	1,137,000

(1)	As of December 31, 2025, the aggregate number of stock and option awards held by each director was as follows:

●	Tim Ledwick holds 2,941 option awards; 19,886 stock awards; 316,346 stock award that vest on September 30, 2026; 8,783 shares purchased; 17,290 warrants exercisable;

●	Gregory Blattner holds 2,941 option awards; 19,471 stock awards; 28,818 warrants exercisable;

●	Robert Dudley holds 2,941 option awards; 19,470 stock awards.

(2)	Mr. Parsley joined the Board toward the end of the third quarter of 2025.

(3)	Mr. Ledwick left the Board and became the Company’s interim CFO at the beginning of the fourth quarter of 2025.The amounts reported in the “Fees earned or paid in cash” reflect his compensation as a member of the Board. He earned $48,750 in cash compensation, $61,600 in stock compensation, and $5,400 in dividends for his service as a director in 2025. The amount reported in the “Stock Awards” column includes his director stock award and his award of 316,346 restricted shares, which will vest in full on September 30, 2026, that were granted in connection with his agreement to become the Company’s Chief Financial Officer. The compensation reported in the “All Other Compensation” column reflects his other compensation for service as our CFO, which includes $87,500 in base salary, $1,750 in 401(k) matching contributions, $141 in health benefits, and $5,400 in dividends on company stock awards.

(4)	Mr. Blattner earned $65,000 in cash compensation, $61,600 in stock compensation, and $5,400 in dividends for his service as a director in 2025.

(5)	Mr. Dudley passed away in the third quarter of 2025. For his service in 2025, Mr. Dudley earned $48,750 in cash compensation, $61,600 in stock compensation, and $5,400 in dividends for his service as a director in 2025.

(6)	Mr. Haug $65,000 in cash compensation, $61,600 in stock compensation, and $5,400 in dividends for his service as a director in 2025.

(7)

Mr. Lieberman left the board in the second quarter of 2025 and is a member of the Advisory Board. He earned $32,500 for his service as a director, $61,600 in stock compensation as a director, $924,000 in stock compensation as a member of our advisory board, $86,400 in dividends, and $32,500 for his service as a member of our advisory board, with the latter two items reported in the “All Other Compensation” column.

(8)

The amount reported in this column represents the aggregate grant date fair value of stock granted to our directors during 2025, as calculated in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all awards made to our directors in Note 3 to the consolidated financial statements included in this annual report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holder	10,072,646	$6.16	335,752
Equity compensation plans not approved by security holder	—	—	—
	10,072,646		335,752

(1)	Consists of options to acquire 17,646 shares of common stock under the 2014 Equity Incentive Plan and 10,055,000 shares of common stock under the 2022 Equity Incentive Plan.

(2)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Beneficial Ownership of our Capital Stock by Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our common stock, Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) owned beneficially as of March 27, 2026 by (i) our officers and directors as a group and (ii) each person (including any group) known to us to own more than 5% of our common stock, Series D Preferred Stock and Series D-1 Preferred Stock. As of March 27, 2026 there were 22,613,781 shares of common stock outstanding, 3,825 shares of Series D Preferred Stock outstanding and 834 shares of Series D-1 Preferred Stock outstanding. Unless otherwise indicated, it is our understanding and belief that the stockholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned			Series D Preferred Stock		Series D-1 Preferred Stock
Name of Beneficial Owner(1)	Shares		Percentage	Shares	Percentage	Shares	Percentage
Directors And Executive Officers
Anthony Hayes	9,753,814	(2)	35.3%	—	—	—	—
Tim S. Ledwick	365,106	(3)	1.6%	—	—	—	—
Brian Parlsey	25,000	(4)	*
Gregory James Blattner	76,229	(5)	*	—	—	—	—
Kyle Wool	10,453,818	(6)	37.9%	—	—	—	—
Kyle Haug	78,227	(7)	*	—	—	—	—
Christopher Devall	213,338	(8)	*	—	—	—	—
All Directors and Officers as a Group (7 persons)	20,965,531		64.0%

5% or Greater Stockholders

Daniel W. Armstrong	10	(9)	*	1,350	35.29%	—	—
R. Douglas Armstrong	4	(10)	*	450	11.76%	—	—
Francis Howard	7	(11)	*	900	23.53%	—	—
Charles Strogen	9	(12)	*	1,125	29.42%	—	—
Chai Lifeline Inc.	7	(13)	*	—	—	834	100%

*	Less than 1% of the outstanding shares of the Company’s common stock.

(1)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Includes 4,750,873 shares of common stock and 5,002,941 options for purchase of shares of common stock, which are exercisable within 60 days of March 27, 2026.

(3)

Includes 344,876 shares of common stock, 2,941 options for purchase of shares of common stock, and 17,290 warrants for purchase of shares of common stock, which are exercisable within 60 days of March 27, 2026.

(4)	Includes 25,000 shares of common stock issued in January 2026.

(5)

Includes 44,471 shares of common stock and 2,941 options for purchase of shares of common stock, and 28,818 warrants for purchase of shares of common stock, which are exercisable within 60 days of March 27, 2026.

(6)

Includes 4,196,602 shares of common stock and 5,000,000 options for purchase of shares of common stock, which are exercisable within 60 days of March 27, 2026, and 1,257,216 shares of common stock directly and beneficially owned by Mr. Wool’s spouse, Soo Yu, which are deemed beneficially owned by Mr. Wool.

(7)	Includes 49,409 shares of common stock and 28,818 warrants for purchase of shares of common, which are exercisable within 60 days of March 27, 2026.

(8)	Includes 155,702 shares of common stock and 57,636 warrants for purchase of shares of common stock, which are exercisable within 60 days of March 27, 2026.

(9)	Represents 10 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of the Record Date. The business address of Daniel W. Armstrong is 611 Loch Chalet Ct, Arlington, TX 76012-3470.

(10)	Represents 4 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of the Record Date. The business address of R. Douglas Armstrong is 570 Ocean Dr. Apt 201, Juno Beach, FL 33408-1953.

(11)	Represents 7 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of the Record Date. The business address of Francis Howard is 376 Victoria Place, London, SW1 V1AA, United Kingdom.

(12)	Represents 9 shares of common stock issuable upon conversion of the Series D Preferred Stock, which are convertible within 60 days of the Record Date. The business address of Charles Strogen is 6 Winona Ln, Sea Ranch Lakes, FL 33308-2913.

(13)	Represents 7 shares of common stock issuable upon conversion of the Series D-1 Preferred Stock, which are convertible within 60 days of the Record Date. The business address of Chai Lifeline Inc. is 151 West 30th Street, Fl. 3, New York, NY 10001-4027.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The current Board of Directors consists of: Mr. Anthony Hayes, Mr. Brian Parsley, Mr. Kyle Wool, Mr. Gregory James Blattner and Mr. Kyle Haug. The Board has determined that Mr. Parsley, Mr. Blattner, and Mr. Haug are independent directors within the meaning of the applicable Nasdaq rules. Our Audit, Compensation, and Nominating Committees consist solely of independent directors. Our Audit, Compensation, and Nominating Committees consist solely of independent directors.

In addition to the compensation arrangements with our directors and executive officers described under “Director Compensation” and “Executive Compensation” above, the following is a description of each transaction since January 1, 2024, and each currently proposed transaction in which:

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

Underwriting with Revere Securities, LLC

In 2021, the Company engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023 and held approximately 30% of Revere’s outstanding equity until May 20, 2025. From time to time, Company participates in offerings of securities as an underwriter in transactions in which Revere is also participating as an underwriter. On such transactions, the Company earned approximately $5.8 million and $930,000 during the years ending December 31, 2025, and 2024, respectively. Additionally, the Company incurred referral fees of $50,000 during the year ending December 31, 2024. These fees are included in general and administrative expenses in the consolidated statements of operations. As of May 20, 2025, Kyle Wool no longer holds an equity interest in Revere.

SPV Investments

On June 17, 2025, the Company entered into two Limited Liability Agreements with American Ventures Management LLC (“AV Manager”) and American Ventures IM LLC (“AV Investment Manager”). The Company holds a ninety percent (90%) Membership Interest in each, and their operations are included within the consolidated financial statements of Dominari. AV Manager was named as the manager of American Ventures LLC (the “AV Master SPV”), a series limited liability company formed by AV Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AV Master SPV. AV Investment Manager was named the investment manager of the AV Master SPV and is responsible for providing investment advice and decisions on behalf of the AV Master SPV. AV Manager and AV Investment Manager are the managing members of AV Master SPV and may not be removed without their respective consent. The other members of AV Master SPV are the passive investing members of each series of funds (the “AV Series”) established under the AV Master SPV. The AV Manager established various AV Series of the AV Master SPV for the purpose of making investments in companies identified by the AV Investment Manager with proceeds generated by the sale of non-voting interests in such AV Series by the AV Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

On certain transactions, Dominari Securities earns a fee as placement agent on Series investments for which Manager earns management fees. As of December 31, 2025, Dominari Securities earned approximately $7.6 million in placement agent fees and Manager earned approximately $1.2 million in management fees. These fees are consolidated and reported under revenues in the Company’s consolidated statements of operations.

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

Ronald Lieberman, a member of the Board of Directors at the time, purchased 21,613 unregistered shares of common stock, 21,613 unregistered Series A warrants to purchase up to 21,613 shares of common stock and 21,613 unregistered Series B Warrants to purchase up to 21,613 shares of common stock for an aggregate purchase price of $75,000.

Gregory Blattner and Kyle Haug, members of the Board of Directors, each purchased 14,409 unregistered shares of common stock, 14,409 unregistered Series A warrants to purchase up to 14,409 shares of common stock and 14,409 unregistered Series B Warrants to purchase up to 14,409 shares of common stock for an aggregate purchase price of $50,000, respectively.

Tim S. Ledwick, our Chief Financial Officer, purchased 8,645 unregistered shares of common stock, 8,645 unregistered Series A warrants to purchase up to 8,645 shares of common stock and 8,645 unregistered Series B Warrants to purchase up to 8,645 shares of common stock for an aggregate purchase price of $30,000.

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

On December 1, 2025, the Company entered into a certain advisory agreement to appoint Jamie McCourt (the “Advisor”) as a member of the Company’s advisory board. The agreement may be terminated by either party at any time, with or without cause, upon five (5) days written notice to the other party. The Company issued the Advisor a stock option (the “Option”) to purchase fifty thousand (50,000) shares of the Company’s common stock, par value $0.0001 per share (the “Shares”) with an exercise price equal to the closing share price of the Company’s common stock on December 1, 2025 (the “Grant Date”). One half of the Option vested and became exercisable on the Grant Date, and one half of the Option shall vest and become exercisable during its term on June 1, 2026, in the manner and subject to the terms and conditions of the Dominari Holdings Inc. 2022 Equity Incentive Plan (the “Plan”) and the Stock Option Grant Agreement (the “Grant Agreement”).

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible for the approval of all related party transactions.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees for professional services rendered by Marcum for audit and other services provided for the fiscal years ended December 31, 2025 and December 31, 2024.

	2025	2024
Audit Fees	$570,000	$562,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$570,000	$562,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2025 and 2024. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15. EXHIBIT AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

The following consolidated financial statements are included in Item 8 herein:

Consolidated Financial Statement Schedules

None.

EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated April 24, 2014 (incorporated by reference to Form 8-K filed April 25, 2014)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Spherix Incorporated, dated March 2, 2016 (incorporated by reference to Form 8-K filed March 18, 2016)

3.3	Amended and Restated Bylaws of Spherix Incorporated (incorporated by reference to Form 8-K filed October 15, 2013)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spherix Incorporated, effective March 4, 2016 (incorporated by reference to Form 10-K filed March 29, 2016)

3.5	Second Amended and Restated Bylaws of AIkido Pharma Inc. (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 5, 2020)

3.6	Amendment No. 1 to the Second Amended and Restated Bylaws of AIkido Pharma Inc. (incorporated by reference to Form 8-K filed on November 9, 2021)

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AIkido Pharma Inc., effective on June 7, 2022 (incorporated by reference to Form 8-K filed on June 10, 2022)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AIkido Pharma Inc., effective on December 22, 2022 (incorporated by reference to Form 8-K filed on December 22, 2022)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Form 8-K filed on April 4, 2013)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Form 8-K filed on November 29, 2013)

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series Q Preferred Stock (incorporated by reference to Form 8-K filed on October 17, 2023)

3.12*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Dominari Holdings Inc.

4.1	Specimen Certificate for common stock, par value $0.0001 per share, of Spherix Incorporated (incorporated by reference to Form S-3/A filed April 17, 2014)

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Form 10-K filed on March 31, 2023)

4.3	Rights Agreement, dated as of October 11, 2023, by and between Dominari Holdings Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Form 8-K filed on October 17, 2023)

4.4	Form of Series A Warrant (incorporated by reference to Form 8-K filed on February 12, 2025)

4.5	Form of Series B Warrant (incorporated by reference to Form 8-K filed on February 12, 2025)

10.1	Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed December 20, 2013)

10.2	Amendment to Spherix Incorporated 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed on March 28, 2014)

10.3	Form of Indemnification Agreement (incorporated by reference to the Form 8-K filed on September 10, 2013)

10.4	Employment Agreement, effective as of April 1, 2016, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to Form 8-K filed May 26, 2016)

10.5	Amendment to Employment Agreement, by and between Spherix Incorporated and Anthony Hayes (incorporated by reference to the Form 8-K filed on October 25, 2017)

10.6	Technology Monetization Agreement, dated as of March 11, 2016, and amended as of April 22, 2016, April 27, 2016 and May 22, 2016, by and between Spherix Incorporated and Equitable IP Corporation (incorporated by reference to Form 8-K filed August 2, 2016)

10.7	Amendment to Aikido Pharma Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 5, 2020)

10.8	Form of Securities Purchase Agreement Between AIKido Pharma Inc. and the Investors thereto, dated February 24, 2022 (incorporated by reference to Form 8-K filed on March 2, 2022)

10.9	Confirmation of Mutual Understanding Between Aikido Pharma Inc. and each of the Warrant Holders, dated as of March 24, 2022 (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 28, 2022)

10.10	AIkido Pharma Inc. 2022 Equity Incentive Plan (incorporated by reference from the Company’s Proxy Statement on Form DEF 14A filed October 21, 2022)

10.11	Employment Agreement, Made and Entered into as of July 1, 2022, By and Between AIkido Pharma Inc. and Christopher Devall (incorporated by reference to Form 8-K Filed on January 6, 2023)

10.12	Amendment to Employment Agreement, dated as of January 1, 2023, By and Between Dominari Holdings Inc. and Christopher Devall (incorporated by reference to Form 8-K filed on January 6, 2023)

10.13	Amended and Restated Membership Interest Purchase Agreement, dated as of March 27, 2023, by and among Fieldpoint Private Securities, LLC, Fieldpoint Private Bank & Trust, and Dominari Financial Inc. (incorporated by reference to Form 8-K filed on March 28, 2023)

10.14	Employment Agreement, Made and Entered into as of March 29, 2023, By and Between Dominari Holdings Inc. and George M. Way (incorporated by reference to Form 8-K filed on April 3, 2023)

10.15	Employment Agreement, Made and Entered into as of April 3, 2023, By and Between Dominari Securities LLC and Soo Yu (incorporated by reference to Form 10-Q filed on May 11, 2023)

10.16	Amendment to Employment Agreement, Made and Entered into as of April 19, 2023, By and Between Dominari Securities LLC and Soo Yu (incorporated by reference to Form 10-Q filed on May 11, 2023)

10.17	Form of RD Purchase Agreement (incorporated by reference to Form 8-K filed on February 12, 2025)

10.18	Form of PIPE Purchase Agreement (incorporated by reference to Form 8-K filed on February 12, 2025)

10.19	Form of Advisory Agreement (incorporated by reference to Form 8-K filed on February 12, 2025)

10.20	Form of Stock Option Agreement (incorporated by reference to Form 8-K filed on February 12, 2025)

10.21	Amendment No. 1 to Dominari Holdings Inc. 2022 Equity Incentive Plan (included as Annex A to the Company’s Definitive Proxy Statement, filed with the Commission on March 10, 2025)

10.22	Amendment No. 2 to Dominari Holdings Inc. 2022 Equity Incentive Plan (included as Annex A to the Company’s Definitive Proxy Statement, filed with the Commission on November 10, 2025)

10.23	Amendment No. 3 to Dominari Holdings Inc. 2022 Equity Incentive Plan (included as Annex A to the Company’s Definitive Proxy Statement, filed with the Commission on February 6, 2026)

10.24	Amendment to Employment Agreement, Made and Entered into as of June 24, 2025, By and Between Dominari Securities LLC and Anthony Hayes (incorporated by reference to Form 8-K filed on June 27, 2025)

10.25	Amendment to Employment Agreement, Made and Entered into as of June 24, 2025, By and Between Dominari Securities LLC and Kyle Wool (incorporated by reference to Form 8-K filed on June 27, 2025)

10.26	Amendment to Employment Agreement, Made and Entered into as of March 20, 2026, By and Between Dominari Securities LLC and Anthony Hayes (incorporated by reference to Form 8-K filed on March 23, 2026)

10.27	Amendment to Employment Agreement, Made and Entered into as of March 20, 2026, By and Between Dominari Securities LLC and Kyle Wool (incorporated by reference to Form 8-K filed on March 23, 2026)

19.1	Insider Trading Policy (incorporated by reference to the Form 10-K filed on April 15, 2025)

21.1*	List of Subsidiaries

23.1*	Consent of Marcum LLP

23.2*	Consent of CBIZ

31.1*	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Form 10-K filed on April 1, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dominari Holdings Inc.

	By:	/s/ Anthony Hayes
Anthony Hayes
Date: March 31, 2026		Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony Hayes	Chief Executive Officer and Chairman	March 31, 2026
Anthony Hayes	(Principal Executive Officer)

/s/ Tim S. Ledwick	Chief Financial Officer	March 31, 2026
Tim S. Ledwick	(Principal Financial Officer and Accounting Officer

/s/ Kyle Wool	President and Director	March 31, 2026
Kyle Wool

/s/ Brian Parsley	Director	March 31, 2026
Brian Parsley

/s/ Gregory James Blattner	Director	March 31, 2026
Gregory James Blattner

/s/ Kyle Haug	Director	March 31, 2026
Kyle Haug