Form 10-Q
period 2026-03-31
Dominari Holdings Inc.
filed 2026-05-13
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026 there were 22,613,781 shares of the Company’s common stock issued and outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,477	$34,005
Marketable securities	6,901	46,516
Securities owned	11,118	9,756
Receivable from clearing brokers	21,883	3,995
Long-term equity investments	11,846	11,744
Loans to employees	1,669	1,767
Right-of-use assets	2,586	2,721
Prepaid expenses and other assets	1,840	2,403
Total assets	$85,320	$112,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$777	$611
Accrued compensation and commissions	25,005	17,754
Accrued dividends payable	364	10,335
Contract liabilities	4,679	4,504
Lease liability	2,744	2,841
Income taxes payable	20,174	7,318
Other liabilities	-	173
Total liabilities	53,743	43,536

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Convertible Preferred Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of March 31, 2026 and December 31, 2025; liquidation value of $0.0001 per share	-	-
Convertible Preferred Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of March 31, 2026 and December 31, 2025; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,613,781 and 16,067,435 shares issued as of March 31, 2026, and December 31, 2025, respectively; 22,613,781 and 16,067,435 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	2	-
Additional paid-in capital	357,099	337,505
Accumulated deficit	(325,492)	(268,134)
Total Dominari stockholders’ equity	31,609	69,371
Non-controlling interests	(32)	-
Total stockholders’ equity	31,577	69,371
Total liabilities and stockholders’ equity	$85,320	$112,907

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Underwriting services	$32,949	$5,606
Carried interest	1,096	-
Commissions	2,490	2,190
Interest income	308	39
Principal transactions	(1,532)	(910)
Other revenue	494	315
Total revenue	35,805	7,240

Operating costs and expenses
Compensation and benefits	68,159	15,457
Advisory fees	36	20,944
Legal fees	1,485	704
Professional and consulting fees	876	829
Other expenses	2,871	2,188
Total operating expenses	73,427	40,122
Loss from operations	(37,622)	(32,882)

Other income (expenses)
Other income	108	-
Interest income	61	21
Gain (loss) on marketable securities, net	(7,014)	(168)
Realized and unrealized gain loss on notes receivable, net	-	221
Change in carrying value of investments	-	320
Total other income (expenses)	(6,845)	394
Net loss before income tax expense	$(44,467)	$(32,488)
Provision for income taxes	12,868	-
Net loss	(57,335)	(32,488)
Less: Net income attributable to non-controlling interests	23	-
Net loss attributable to common stockholders of Dominari Holdings Inc.	$(57,358)	$(32,488)

Net loss per share, basic and diluted
Basic and Diluted	$(3.17)	$(3.02)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	18,068,269	10,775,219

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Dominari Holding Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2025	4,659	$-	16,067,435	$-	$337,505	$(268,134)	$69,371	$-	$69,371
Stock-based compensation - employees	-	-	6,471,346	2	19,241	-	19,243	-	19,243
Issuance of common stock from warrants exercised	-	-	75,000	-	317	-	317	-	317
Stock-based compensation- advisors	-	-	-	-	36	-	36		36
Distributions to non-controlling interest	-	-	-	-	-	-	-	(55)	(55)
Net loss	-	-	-	-	-	(57,358)	(57,358)	23	(57,335)
Balance at March 31, 2026	4,659	$-	22,613,781	$2	$357,099	$(325,492)	$31,609	$(32)	$31,577

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2024	4,659	$-	7,037,022	$-	$263,820	60,148	$(501)	$(223,466)	$39,853
Stock-based compensation	-	-	1,240,969	-	7,682	-	-	-	7,682
Issuance of common stock	-	-	3,876,054	-	13,517	-	-	-	13,517
Advisory shares issued	-	-	2,550,000	-	20,944	-	-	-	20,944
Dividends issued	-	-	-	-	-	-	-	(7,080)	(7,080)
Net loss	-	-	-	-	-	-	-	(32,488)	(32,488)
Balance at March 31, 2025	4,659	$-	14,704,045	$-	$305,963	60,148	$(501)	$(263,034)	$42,428

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(57,335)	$(32,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	135	52
Depreciation	26	26
Change in carrying value of long-term investment	-	(320)
Non-cash underwriting revenues	(10,080)	(697)
Non-cash commission expense	7,610	-
Stock-based compensation – employees	19,243	28,626
Stock-based compensation – advisors	36	-
Realized (gain) loss on securities owned	(590)	714
Unrealized loss on securities owned	2,122	259
Realized loss on marketable securities	6,949	670
Unrealized (gain) loss on marketable securities	115	(468)
Realized and unrealized (gain) loss on note receivable	-	(221)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	537	(2,401)
Receivable from clearing brokers	(17,888)	4,848

Accounts payable and accrued expenses	165	520
Accrued compensation and commissions	7,251	1,210
Right of use asset and liability, net	(97)	(122)
Contract liabilities	175	632
Income taxes payable	12,856	-
Other liabilities	(173)	395
Net cash (used in) provided by operating activities	(28,942)	1,235

Cash flows from investing activities
Purchase of marketable securities	(9,185)	(9,035)
Sale of marketable securities	41,736	1,776
Purchase of securities owned	(1,666)
Sale of securities owned	1,242	-
Purchase of long-term investments	(102)	-
Redemption of long-term investments	-	538
Collection of principal on note receivable		1,143
Collection of loans to employees	98	142
Net cash provided by (used in) investing activities	32,123	(5,436)

Cash flows from financing activities
Cash paid for dividends	(9,971)	(7,080)
Distributions to non-controlling interest	(55)	-
Cash from issuance common stock, net of offering cost	-	13,517
Cash from issuance common stock for exercised warrants	317	-
Net cash (used in) provided by financing activities	(9,709)	6,437

Net increase in cash and cash equivalents	(6,528)	2,236
Cash and cash equivalents, beginning of period	34,005	4,079
Cash and cash equivalents, end of period	$27,477	$6,315

Cash paid for interest and taxes	$17	$-

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

On June 17, 2025, the Company entered into two Limited Liability Agreements with American Ventures Management LLC (“AV Manager”) and American Ventures IM LLC (“AV Investment Manager”). The Company holds a ninety percent (90%) Membership Interest in each, and their operations are included within the condensed consolidated financial statements of Dominari Holdings Inc. AV Manager was named as the manager of American Ventures LLC (the “AV Master SPV”), a series limited liability company formed by AV Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AV Master SPV. AV Investment Manager was named the investment manager of the AV Master SPV and is responsible for providing investment advice and decisions on behalf of the AV Master SPV. AV Manager and AV Investment Manager are the managing members of AV Master SPV and may not be removed without their respective consent. The other members of AV Master SPV are the passive investing members of each series of funds (the “AV Series”) established under the AV Master SPV. The AV Manager established various AV Series of the AV Master SPV for the purpose of making investments in companies identified by the AV Investment Manager with proceeds generated by the sale of non-voting interests in such AV Series by the AV Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

Note 2. Liquidity and Capital Resources

The Company monitors its liquidity position on a regular basis The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While the Company continues to implement its business strategy, it intends to fund its activities through managing current cash on hand from the Company’s past equity offerings.

As of March 31, 2026, the Company has approximately $27.5 million of cash and cash equivalents and $6.9 million of marketable securities as well as $11.1 million of securities owned. Additionally, the Company had approximately $21.9 million in receivable from clearing brokers. Additionally, the Company’s working capital balance at March 31, 2026, totaled $21.9 million. Unless otherwise noted, all such funds are available to fund the Company’s operations. Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities, together with the anticipated cash flow to fund its operations for at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2025 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheets as of March 31, 2026, condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The condensed consolidated balance sheets as of December 31, 2025 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. The Company has determined it is not the primary beneficiary of DFH and thus will not consolidate the activities in its unaudited condensed consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of March 31, 2026, there has been no material activity in DFHS.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include stock-based compensation, marketable securities, securities owned, the valuation of long-term equity investments, the valuation of notes receivable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

A portion of the Company’s equity securities, which are held by Dominari Securities, are subject to restrictions as disclosed in Note 7. Equities that have periods of contractual trading restrictions, discounts were considered in determining fair value The Company’s significant unobservable inputs, included the implied probability of 15% of certain marketplace transactions and events occurring, which would permit the sale of equities held. These equities are included in securities owned.

Warrant Investments

Warrant fair values are primarily determined using a Black Scholes option pricing model, which includes the underlying stock price, warrant strike price, expected remaining term, volatility, and risk-free rate as the primary inputs to the model. Increases or decreases in any of these inputs could result in a material change in fair value. Additionally, for warrants that have periods of contractual trading restrictions, marketability discounts were considered in determining fair value. Warrants held by Dominari Securities are included in securities owned and other warrants are included in marketable securities.

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

Receivable from Clearing Brokers

Receivable from Dominari Securities’ clearing brokers totaling $21.9 million consisted of approximately $0.5 million of liquid insured deposits $3.7 million of commission receivable and $17.7 million of liquid deposits maintained by the Company with its clearing brokers as of March 31, 2026. Receivable from Dominari Securities’ clearing brokers consisted of approximately $1.4 million of liquid insured deposits, $2.1 million of commissions receivable and $0.5 million of liquid deposits maintained by the Company with its clearing brokers as of December 31, 2025. Such amount is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its clearing brokers to make required payments. Management considers the following factors when determining the collectability of specific accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. As of March 31, 2026 and December 31, 2025 an allowance for credit losses was deemed not necessary.

Long-term Equity Investments and marketable securities

The Company holds certain strategic investments that are not part of its broker-dealer trading activities. The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments-Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Any equity securities with a readily determinable fair value are included within marketable securities on the accompanying unaudited condensed consolidated balance sheet. Equity securities without readily determinable fair values are accounted for either at net asset value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are accounted for under ASC 321 using the measurement alternative. Equity method investments and other long-term investments that are not part of our broker-dealer trading activities are included in “long term equity investment” on the unaudited condensed consolidated balance sheet. These investments are generally strategic in nature and are not actively traded. Unrealized gains and losses on these investments are recognized in earnings when impairment is identified or when observable price changes occur and are classified in other income (loss) in the unaudited condensed consolidated statement of operations.

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

The following provides detailed information on the recognition of the Company’s revenue from contracts with customers:

●	Underwriting services include underwriting and private placement agent services in both the public and private equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenue are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. The Company expenses any costs associated with underwriting transactions and they are recorded on a gross basis within the general and administrative line item in the condensed consolidated statements of operations as the Company is acting as a principal in the arrangement. The Company applies the practical expedient under ASC 606, as any such costs would by amortized in one year or less. The Company also provides investment banking services. Investment banking services typically include fees earned for acting as a financial advisor for mergers and acquisitions or similar transactions. These services provided by the Company are not distinct from the potential transaction that may occur. Due to this, the Company believes the performance obligation for providing investment banking services is satisfied when the earliest occurs (i) termination of the engagement letter, (ii) expiration of engagement letter or (iii) successful transaction has occurred.

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

●	Contract liabilities relate to payments received in advance of performance under the contract and are the result of remaining performance obligations for management services. Contract liabilities are recognized as revenues when the Company provides ongoing investment management As of March 31, 2026, the Company recognized $4.7 million of contract liabilities of which $1.1 million is expected to be recognized within a year. The remaining balance is expected to be recognized through 2031. During the three months ended March 31, 2026, the Company recognized revenue of $0.3 million that was included in contract liabilities as of March 31, 2026.

●	Other revenue includes amounts recognized over time and at a point in time. Amounts recognized over time are recognized ratably over the period that such services are provided which are distinct from the services provided in other periods. Types of other revenue include trailing fees for mutual funds 12b-1, variable annuity, fixed annuities, and insurance products. These trailing fees are paid by product partners for ongoing services and/or advice provided to underlying investor accounts. Trailing fees are recognized as income when earned, usually monthly or quarterly as net asset value is determined. As the value of the eligible assets in an advisory account is susceptible to changes due to customer activity, this revenue includes variable consideration and is constrained until the date that the fees are determinable.

Compensation and benefits

Compensation and benefits includes fixed salaries, commissions (paid in either cash or in securities), related benefits and stock-based compensation incurred on an accrual basis. The Company has a defined contribution 401(k) plan that covers all employees and allows an employer contribution of up to 50% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of the next two percent of each participating employee’s eligible compensation. Participants are 100% vested in these matching contributions when they are made. Eligible employees may elect to defer pre-tax contributions regulated under Section 401(k) of the Internal Revenue Code. The Company’s matching contributions are included in compensation and benefits in the unaudited condensed consolidated statements of operations. Please see “Stock based compensation” section below for additional information on stock-based compensation accounting policies.

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

Income Taxes

Income tax expense for interim periods is calculated in accordance with ASC 740, Income Taxes, and ASC 740 270, Interim Reporting. Interim periods are treated as integral parts of the annual reporting period, and income tax expense is recognized using estimates that reflect management’s best assessment of the expected annual tax position, including discrete items recognized in the period incurred.

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

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2026 and 2025, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Realized gain / (loss)	$(6,949)	$(732)
Unrealized gain / (loss)	(115)	468
Interest and dividend income	50	96
Total	$(7,014)	$(168)

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held companies as long-term investments. The following table presents the Company’s long-term investments as of March 31, 2026, and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
		Carrying		Carrying
	Cost Basis	Value	Cost Basis	Value
Investment in Kerna Health	$2,140	$4,940	$2,140	$4,940
Investment in Revere Master SPV Series 1 (Qxpress Pte Ltd)*	1,000	1,000	1,000	1,000
Investment in MW LSV MasterClass, LLC (Yanka Industries, Inc. d.b.a.
Masterclass)*	170	170	170	170
Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a.Kraken)* *	597	364	597	364
Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)*	3,500	2,248	3,500	2,248
Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.)**	1,240	1,240	1,240	1,240

Investment in Discord Inc.	476	476	476	476

Investment in Automation Anywhere, Inc.	476	397	476	397
Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)*	100	109	100	109
Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)*	25	25	25	25
Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)*	25	25	25	25
Investment in AdvEn Inc.	750	750	750	750
Investment in American Ventures LLC Series XX (TracX Logis Pte Ltd..)	102	102	-	-
Total	$10,601	$11,846	$10,499	$11,744

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investment made in these companies are through both an SPV and direct investments.

The Company had no changes to the carrying values for the three months ended March 31, 2026, and recorded an increase in the carrying values of approximately $0.3 million for the three months ended March 31, 2025. Please see below details of the changes in carrying value by investment.

Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)

On July 25, 2024, the Company entered into an agreement (the “Groq Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 25,000 Series XII Groq Units for $25 thousand. As of March 31, 2026, there was no change to the carrying value. On April 6, 2026, the Company received a payment of $58 thousand as a payment related to the Company’s investment.

Investment in TracX.

On January 13, 2026, the Company entered into an agreement (the “TracX Agreement”) with American Ventures LLC whereby the Company agreed to purchase Series XX TracX Logis units for $102 thousand.

Note 6. Notes Receivable

As of March 31, 2026, and December 31, 2025, the Company had no notes receivable.

American Innovative Robotics, LLC

The Company recorded interest income of approximately $20,000, and a realized gain on the note of approximately $221,000 on the American Innovative Robotics Promissory Note in the 31, 2025. The note was fully paid off as of March 24, 2025, with proceeds totaling $1.1 million, resulting in an ending value of $0.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025 ($ in thousands):

	Fair value measured as of March 31, 2026
		Quoted	Significant
	Total at	prices in Active	other observable	Significant unobservable
	March 31,	Markets	inputs	inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Securities owned	$11,118	$—	$9,467	$1,651
Marketable securities	$6,901	$5,494	$1,407	$—

	Fair value measured as of December 31, 2025
		Quoted	Significant
	Total at	prices in active	other observable	Significant unobservable
	December 31,	markets	inputs	inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Securities owned	$9,756	$—	$8,014	$1,742
Marketable securities	$46,516	$45,049	$1,467	$—

The fair value of level 3 securities owned totaling $1.7 million shown above at March 31, 2026 are subject to an initial lock-up period until approximately June 30, 2026, and further restrictions to which the Company cannot liquidate its investment until such restrictions are met. Additionally, approximately $1.1 million of fair value of level 2 securities owned shown above at March 31, 2026 represents warrants that are subject to lock-up periods that will end by June 30, 2026 and another $4.3 million of fair value of warrant securities with lock-up periods that will end by September 30, 2026 as well.

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Securities owned at fair value as of December 31, 2025	$1,741

Unrealized loss included in principal transactions	$(90)
Securities owned at fair value as of March 31, 2026	$1,651

The Company’s Level 3 fair value measurements at March 31, 2026 were determined by the following quantitative inputs:

●	The underlying stock price of $10.01 per share as of the measurement date.

●	Implied success rates of similar type instruments from other comparable entities’ recent historical results of 15% of the underlying value of the stock price.

Note 8. Prepaid expenses and other assets

Other assets consist of the following as of March 31, 2026, and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$480	$805
Security deposits	483	483
Property and equipment, net	108	135
Other	769	980
Total	$1,840	$2,403

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

On September 23, 2022, Dominari Financial entered into a Lease Agreement (“Dominari Financial’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under Dominari Financial’s Lease, Dominari Financial rents a portion of a floor at 725 Fifth Avenue, New York, New York (the “23rd Floor Premises”). Dominari Financial currently uses the 23rd Floor Premises to run its day-to-day operations. The initial term of Dominari Financial’s Lease is seven (7) years commencing on the date that possession of the 23rd Floor Premises is delivered to Dominari Financial. Under Dominari Financial’s Lease, Dominari Financial is required to pay monthly rent equal to $49,368. Effective for the sixth and seventh years of Dominari Financial’s Lease, the rent shall increase to $51,868 per month. The Company took possession of the 23rd Floor Premises in February 2023.

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

The tables below represent the Company’s lease assets and liabilities as of March 31, 2026:

March 31,
2026
Assets:
Operating lease right-of-use-assets	$2,586
Liabilities:
Current
Operating	$568
Long-term
Operating	2,176
$2,744

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

March 31,
2026
Weighted-average remaining lease term - operating leases (in years)	4.0
Weighted-average discount rate - operating leases	10.0%

During the years ended March 31, 2026 and 2025, the Company recorded approximately $0.2 million and $0.2 million, respectively, of lease expense to current period operations.

	Three Months Ended March 31,
	2026	2025
Operating leases
Operating lease cost	$205	$178
Short-term lease rent expense	3	22
Net rent expense	$208	$200

As of March 31, 2026, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining period Ended December 31, 2026	$638
Year Ended December 31, 2027	801
Year Ended December 31, 2028	766
Year Ended December 31, 2029	784
Year Ended December 31, 2030	377
Thereafter	-
Total	3,366
Less present value discount	(622)
Operating lease liabilities	$2,744

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the years ended March 31, 2026, and 2025 are as follows:

	As of March 31,
	2026	2025
Convertible preferred stock	34	34
Warrants to purchase common stock	6,362,098	8,175,188
Restricted stock awards	396,346	50,000
Options to purchase common stock	10,072,646	346,654
Total	16,831,124	8,571,876

Note 11. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of March 31, 2026, there are 22,613,781 shares of common stock issued and outstanding This includes 316,346 unvested shares issued that are subject to forfeiture through September 30, 2026, and 80,000 unvested shares issued that are subject to forfeiture through December 11, 2026.

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

On February 10, 2025, the Company entered into advisory agreements with various individuals who were issued shares of common stock. The agreements are for a term of two years but are cancellable by either party. As part of these agreements, 2,550,000 shares of common stock were issued on February 18, 2025. An additional 850,000 shares may be issued under the terms of the agreements when certain provisions are met, which as of the date of grant is probable. These shares are nonforfeitable and thus were fully expensed by the Company at the time of grant. The Company used a Monte Carlo simulation to calculate the grant date fair value of the common stock. The fair value of issued shares amounted to $20.9 million and is presented in advisory fees expense on the unaudited condensed consolidated statement of operations.

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

During the period January 1, 2026 to March 31, 2026, various individuals exercised warrants, resulting in the additional issuance of 75,000 shares of common stock and cash proceeds of $0.3 million, which were recorded in additional paid-in capital and are reflected in the unaudited condensed consolidated statements of changes in stockholders’ equity.

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

As of March 31, 2026, and December 31, 2025, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of March 31, 2026 and December 31, 2025, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

Dividends

On February 11, 2025, the board of directors approved a special cash dividend of $0.32 per share payable on March 3, 2025, to holders of common stock and certain warrant holders as of close of business on February 24, 2025. On September 9, 2025, the board of directors approved a special cash dividend of $0.22 per share payable on September 26, 2025, to holders of common stock and certain warrant holders as of close of business on September 3, 2025. On December 11, 2025, the board of directors approved a special cash dividend of $0.432 per share payable on January 26, 2026, to holders of common stock and certain warrant holders as of close of business on January 5, 2026, Cash dividends declared in 2025 totaled $22.2 million and have been charged to accumulated deficit. Dividends paid for the three months ended March 31, 2025, totaled $7.0 million, and dividends paid for the three months ended September 30, 2025, totaled $4.9 million. Dividends declared totaled $10.3 million during the three months ended December 31, 2025, of which $9.9 million were paid during the three months ended March 31, 2026, resulting in a dividend payable of $0.4 million as of March 31, 2026.

Warrants

A summary of warrant activity for the three months ended March 31, 2026, is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
		Exercise	Total Intrinsic	Contractual
	Warrants	Price	Value ($000s)	Life (in years)
Outstanding as of December 31, 2025	6,690,768	$5.38	$6,186	3.9
Granted	-	-	-	-
Expired	(253,670)	$34.00	-	-
Exercised	(75,000)	$4.22	-	-
Outstanding as of March 31, 2026	6,362,098	$4.25	$-	3.8

Restricted Stock Awards and Stock Options

On October 7, 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provided for the issuance of up to 1,100,000 shares in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The 2022 Plan expires on January 1, 2032, and is administered by the Dominari Holdings’ board of directors.

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

On December 10, 2025, the Company issued 316,346 shares of the Company’s common stock under the Company’s 2022 Equity Incentive Plan. These shares will vest on September 30, 2026; provided that in the event of a change in control prior to any such vesting date, the shares, which have not yet vested shall vest and become nonforfeitable upon the effective date of such change in control, with a total fair value of $1.3 million.

On December 11, 2025, the Company issued 80,000 shares of the Company’s common stock under the Company’s 2022 Equity Incentive Plan. These shares will vest on the one-year anniversary of the grant date; provided that in the event of a change in control prior to any such vesting date, the shares, which have not yet vested shall vest and become nonforfeitable upon the effective date of such change in control, with a total fair value of $381 thousand.

On January 9, 2026, the Company issued 75,000 shares of the Company’s common stock under the Company’s 2022 Equity Incentive Plan to members of the board of directors. Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of $320 thousand.

On March 4, 2026, the Committee determined that it is in the best interests of the Company and its stockholders to make a special equity grant of 3.0 million shares of the Company’s common stock each to Messrs. Anthony Hayes and Kyle Wool, pursuant to shareholder approval to increase the shares of common stock reserved for issuance under the Company’s 2022 Equity Incentive Plan, which was approved on March 4, 2026 at a Special Meeting of Shareholders Upon issuance, the shares were fully-vested and nonforfeitable with a total fair value of approximately $18.4 million.

See Restricted Stock roll-forward below.

A summary of restricted stock awards activity for the three months ended March 31, 2026, is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Day
	Stock Awards	Fair Value
Nonvested at December 31, 2025	396,346	$4.29
Granted	6,075,000	$3.08
Vested	(6,075,000)	$3.08
Forfeited	-	$-
Nonvested at March 31, 2026	396,346	$4.29

Stock-based compensation associated with restricted stock awards was approximately $19.2 million and $7.6 million for the three months ended March 31, 2026, and 2025, respectively. All stock compensation was recorded as a component of compensation and benefits expenses. The 396,346 nonvested restricted stock units that were approved in December 2025 in the table above are reflected as being issued in the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026.

As of March 31, 2026, there is approximately $1.1 million unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

On February 10, 2025, the Company granted an additional 5.0 million fully vested nonqualified stock options (each, a “Performance Award” and collectively, the “Performance Awards”) each to Anthony Hayes and Kyle Wool conditioned upon either the Company’s shareholders approving the Performance Awards or approving an increase in the share reserve of the Company’s 2022 Equity Incentive Plan (the “Plan”) such that the full number of shares underlying the Performance Awards could be delivered under the Plan. On April 1, 2025, following a special meeting of shareholders, the Company’s shareholders voted to approve an increase in the Plan’s share reserve allowing the Performance Awards to be delivered under the Plan. The Company recorded an expense of $26.1 million for the Performance Awards during the second quarter of 2025.

On December 1, 2025, the Company entered into an advisory agreement with a certain individual who was issued 50,000 nonqualified stock options (“Advisor Options”). Each party reserves the right to terminate the agreement at any time, with or without cause, upon five (5) days prior written notice to the other party. One half of the Advisor Options shall vest and become exercisable during its term on December 1, 2025, and one half of the Advisor Options shall vest and become exercisable during its term on June 1, 2026, in the manner and subject to the terms and conditions of the Plan and the Stock Option Grant Agreement (the “Option Grant Agreement”). The Company used a Black Scholes valuation to calculate the grant date fair value of the Advisor Options. The fair value of the Advisor Options amounted to $146 thousand and the Company recorded an expense of $36 thousand during the three months ended 2026 related to such options.

A summary of option activity under the Company’s stock option plan for the three months ended March 31, 2026, is presented below:

				Weighted
		Weighted		Average
		Average	Total	Remaining
	Number of Shares	Exercise Price	Intrinsic Value	Contractual Life (in years)
Outstanding as of December 31, 2025	10,072,646	$6.16	$26	9.1
Employee options granted	-	$-	$-	-
Employee options exercised	-	$-	$-	-
Employee options forfeited	-	$-	$-	-
Outstanding as of March 31, 2026	10,072,646	$6.16	$-	8.8
Options vested and exercisable	10,064,313	$6.17	$-	8.8

Stock-based compensation associated with stock options was approximately $36 thousand and $38 thousand for the three months ended March 31, 2026, and 2025, respectively. All stock compensation was recorded as a component of compensation and benefits expenses.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $24 thousand.

Non-controlling Interest

As previously discussed, the Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. As of March 31, 2026, the revenue attributable to non-controlling interest was $23 thousand of which the Company owes $21 thousand at March 31, 2026. During the three months ended March 31, 2026, the Company distributed $55 thousand to non-controlling interests.

Note 12. Revenue

Disaggregation of Revenue

For the three months ended March 31, 2026, and 2025 total revenue and revenue related to contracts with customers within the scope of Topic 606 were ($ in thousands):

	Three Months Ended
	March 31,
Revenues	2026	2025
Underwriting services	$32,949	$5,606
Carried interest	1,096	-
Commissions	2,490	2,190
Interest income – customers	72	39
Other revenue	230	249
Management fees	265	66
Total revenue from contracts with customers	37,102	$8,150
Principal transactions	(1,532)	(910)
Interest income – noncustomer	235	-
Total revenue	$35,805	$7,240

Revenue Recognized at a Point in Time

The Company recognizes revenue that is transactional in nature and such revenue is earned at a point in time. For the three months ended March 31, 2026, revenue that was recognized at a point in time includes underwriting services of $32.9. million, carried interest of $1.1 million, commissions of $2.5 million and principal transactions losses of $1.5 million consisting of $0.6 million of realized gains and $2.1 million of unrealized losses. For the three months ended March 31, 2025, revenue that is recognized at a point in time includes underwriting services of $5.6 million, commissions of $2.2 million, and principal transactions losses of $0.9 million consisting of $0.3 million of realized gains and $1.2 million of unrealized losses.

Revenue Recognized Over Time

The Company recognizes revenue over a period of time, generally monthly on a straight-line basis, as services are performed, and performance obligations are satisfied. For the three months ended March 31, 2026, revenue that is recognized over time includes other revenue of $230 thousand, management fees of $265 thousand, interest income from customers of $72 thousand, and interest income-noncustomers of $235 thousand. For the three months ended March 31, 2025, revenue that was recognized over time includes other revenue of $233 thousand, management fees of $66 thousand, and interest income from customers of $53 thousand.

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

Note 14. Income Taxes

The Company’s income tax expense (benefit) for the three months ended March 31, 2026 is as follows ($ in thousands):

U.S. Federal	$8,537
State	4,331
Foreign	-
Current income tax expense (benefit)	$12,868
U.S. Federal	-
State	-
Foreign	-
Deferred income tax expense (benefit)	-
Total income tax expense (benefit)	$12,868

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. For interim periods, the Company applies the estimated annual effective tax rate (“AETR”) method in accordance with ASC 740-270. Under this method, income tax expense for interim periods is computed by applying the estimated annual effective tax rate to year-to-date ordinary pretax income (loss) and adjusting for the tax effects of discrete items recognized in the period.

For the three months ended March 31, 2026, the Company recorded income tax expense despite reporting a pretax loss. This result is primarily attributable to a significant permanent difference related to the limitation on the deductibility of certain executive compensation under Internal Revenue Code Section 162(m). The Company currently expects that a substantial portion of executive compensation will not be deductible for income tax purposes for the full fiscal year. As a result, the Company’s estimated annual taxable income is forecasted to be positive, despite an expected pretax book loss. Accordingly, the Company’s estimated annual effective tax rate is negative, as the projected annual income tax expense is divided by an expected pretax book loss. The application of this negative AETR to year-to-date ordinary pretax loss results in the recognition of income tax expense in the interim period, rather than a tax benefit that would otherwise be expected based on the pretax loss.

In addition, the Company recognized the tax effect of a discrete item during the three months ended March 31, 2026, which further impacted income tax expense in the period. Discrete items are excluded from the determination of the AETR and are recorded in the period in which they occur. During the period, the Company recognized a book loss of approximately $6.9 million related to the sale of the Company’s marketable securities in American Bitcoin Corp (“ABTC”) stock. For income tax purposes, the majority of the approximate $32.5 million of proceeds from the sale of the Company’s ABTC stock resulted in a $32.5 million were taxable ordinary income which is treated as a discrete item in the interim period. The income tax effect of this transaction increased current income tax expense by approximately $9.5 million.

The Company’s effective tax rate for the three months ended March 31, 2026, was (9.0%). The primary drivers of the variance from the statutory rate were state taxes, Sec. 162m disallowed compensation, and valuation allowance. The Company will continue to assess its estimated annual effective tax rate each reporting period. Changes in forecasted pretax income, the amount of non-deductible compensation under Section 162(m), or other factors could result in significant adjustments to the Company’s interim income tax provision in future periods.

During the three months ended March 31, 2025, the Company did not record any income tax expense or benefit.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the Company’s history of cumulative net losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective positive and negative evidence currently available, it is more likely than not that the Company will not realize the benefits of all deferred tax assets. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets of approximately $49.4 million as of March 31, 2026 and $38.3 million as of December 31, 2025. For the three-month period ended March 31, 2026, the change in valuation allowance is approximately $11.1 million.

As of March 31, 2026, the Company has federal, state post-apportioned, and foreign net operating loss (“NOL”) carryforwards of approximately $76.7 million, $74.5 million, and $0, respectively. Of the federal amount, $29.8 million have a limited carryforward period and will begin to expire in 2026, and $47.0 million will have an indefinite carryforward period. Of the state post-apportioned amount, $74.5 million have a limited carryforward period and will begin to expire in 2038.

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

The Company completed a Section 382 study through December 31, 2025, and concluded that it underwent ownership changes as defined by the Code on September 10, 2013, March 31, 2014, May 24, 2016, December 5, 2019, March 31, 2020, March 31, 2021, and February 10, 2025. The Company had a net unrealized built-in loss (“NUBIL”) position at each ownership change date. As a result, the Company’s utilization of certain tax attributes, including amortization of acquired intangible assets, is subject to the Section 382 limitation. The Company has approximately $76 million of acquired intangible assets capitalized between 2013 and 2023 that are subject to this limitation.

Any future ownership changes that may occur after December 31, 2025, may limit the Company’s ability to utilize remaining tax attributes. Due to the existence of the valuation allowance, limitations created by the 2013 ownership change and any potential future ownership changes will not impact the Company’s effective tax rate.

Note 15. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is Dominari Securities is subject to SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule15c3-1. As of March 31, 2026, Dominari Securities had net capital of approximately $23.4 million in excess of minimum net capital requirement of $0.7 million.

Dominari Securities customers’ securities transactions are introduced on a fully-disclosed basis with its clearing broker/dealers. The clearing broker/dealers are responsible for execution, collection of and payment of funds and, receipt and delivery of securities relative to customer transactions. Off-balance-sheet risk exists with respect to these transactions due to the possibility that customers may be unable to fulfill their contractual commitments. The clearing broker/dealers may charge any losses it incurs on customers to Dominari Securities. The Company seeks to minimize this risk through procedures designed at Dominari Securities to monitor the creditworthiness of its customers and to ensure that customer transactions are executed properly by the clearing brokers, by monitoring all customer activity and reviewing information it receives from its clearing broker on a daily basis.

Note 16. Related Party Transactions

In 2021, the Dominari Holdings engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, Chief Executive Officer and one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023 and held approximately 30% of Revere’s outstanding equity until May, 2025. From time to time, the Company participates in offerings of securities as an underwriter in transactions in which Revere also participates as an underwriter. For the three months ended March 31, 2026, there were no such transactions. The Company earned $368,000 in the three months ended March 31, 2025 in transactions, which Revere also participated as an underwriter. As of May 20, 2025, Kyle Wool no longer holds an equity interest in Revere.

During the year December 31, 2024, the Company entered into employee loans with various employees totaling $2.4 million. The terms of the loan agreements range from 3 years to 7 years, with an average annual interest rate of approximately 3.2%. The total interest received for the three months ended March 31, 2026 and 2025 was approximately $17 thousand and $21 thousand, respectively. As of March 31, 2026 and 2025, the total outstanding balance of the employee loans was $1.7 million and $2.0 million, respectively and are included in loans to employees on the accompanying unaudited condensed consolidated balance sheets.

Certain of the Company’s investments are made through related party special purpose vehicles (the “Series Funds”). Those Company investments in the Series Funds without readily determinable fair values are accounted for using the measurement alternative and are are classified as long-term equity investments. Approximate carrying values of such related party long-term equity investments was $261 thousand and $150 thousand as of March 31, 2026 and December 31, 2025 respectively. Those Company investments in the Series Funds which have readily determinable fair values are classified as marketable securities with an approximate fair value of $2.3 million as March 31, 2026 and December 31, 2025.

The Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. As of March 31, 2026, the amount attributable to non-controlling interest was $23 thousand. There is $21 thousand payable to non-controlling interests as of March 31, 2026.

The Company earns revenues for managing certain pooled investment vehicles which are related parties. These include the entirety of the management fee revenues totaling $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively and are classified as management fees in Note 12 and included in other revenue within the statement of operations. The total amount of contract liabilities disclosed in Note 2 represented amounts received in advance of revenue earned on managing such related party investment vehicles and are listed as contract liabilities in the unaudited condensed statement of financial condition totaling $4.7 million as of March 31, 2026 and $4.5 million as of December 2025.

In the normal course of business, Dominari Securities provides underwriting and brokerage services to the Series Funds. As a result of services provided, the Company recognized approximately $0.4 million in underwriting revenue, $1.1 million in carried interest revenue, and $1.0 million of commission revenue during the three months ended 2026.

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

The CODM has access to and regularly reviews internal financial reporting for each business and uses that information to make operational decisions and allocate resources. Accounting policies applied by the reportable segments are the same as those used by the Company and described in the “Summary of Significant Accounting Policies”.

The measures of segment profitability that are most relied upon by the CODM are gross revenue and net income (loss), as presented within the table below and reconciled to the unaudited condensed consolidated statement of operations. Additionally, the CODM views the expenses listed below to be significant in their analysis.

	Three Months Ended March 31, 2026
	Dominari Financial	Legacy Holding Co.	Consolidated
Revenue	$35,805	$-	$35,805
Operating Costs
Compensation and benefits	23,891	44,268	68,159
Professional and consulting fees	291	585	876
Other operating expenses	3,063	1,329	4,392
Income / (loss) from operations	8,560	(46,182)	(37,622)

Other (expenses) income
Other income	-	108	108
Interest income	-	61	61
Loss on marketable securities	-	(7,014)	(7,014)
Total other income	-	(6,845)	(6,845)
Net income (/loss) before income taxes	8,560	(53,027)	(44,467)
Provision for income taxes	-	12,868	12,868
Net income (loss)	$8,560	$(65,895)	$(57,335)
Non-controlling interests	-	23	23
Net loss attributable to stockholders	$8,560	(65,918)	$(57,358)
Total assets	$25,104	$60,216	$85,320

	Three Months Ended March 31, 2025
	Dominari Financial	Legacy Holding Co.	Consolidated
Revenue	$7,240	$-	$7,240
Operating Costs
Compensation, benefits and advisory fees	7,595	28,806	36,401
Professional and consulting fees	54	775	829

Other expenses	1,544	1,348	2,892
Loss from operations	(1,953)	(30,929)	(32,882)

Other (expenses) income
Interest income	-	21	21
Gain on marketable securities	-	(168)	(168)
Unrealized loss on note receivable	-	221	221
Change in carrying value of investments	-	320	320
Total other (expenses) income	-	394	394
Net loss	$(1,953)	$(30,535)	$(32,488)

Total assets	$19,202	$33,103	$52,335

Note 19. Subsequent Events

Dividend

On May 4, 2026, the Company’s board of directors authorized a special cash dividend of, in aggregate, approximately $9.0 million, or approximately $0.31 per share. The dividend is payable on or about May 29, 2026, to the Company’s common stock shareholders and certain warrant holders (on an as-exercised basis) of record as of the close of business on May 15, 2026.

Item 2. Management’s Discussion and analysis of Financial Condition and Results of Operations

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. All references to “we,”“us,” “our” and the “Company” refer to Dominari Holdings Inc., a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

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

Overview

Dominari Holdings Inc. (“Dominari”)is a holding company that, through its various subsidiaries, is engaged in wealth management, investment banking, sales and trading, asset management and insurance. In addition to capital investment, Dominari provides management support to the executive teams of its subsidiaries, helping them to operate efficiently and reduce cost under a streamlined infrastructure. Dominari and its subsidiaries are collectively referred to herein as “Company,” “we,” “our” or “us.”

Dominari Financial Inc. (“Dominari Financial”),a wholly owned subsidiary of Dominari Holdings Inc., executes the Company’s growth strategy in the financial services industry. In addition to organic growth, Dominari Financial seeks partnership opportunities and acquisitions of third-party financial assets such as registered investment advisors and businesses, broker dealers, asset management and fintech firms, and insurance brokers. Our first transaction in furtherance of our growth in the financial services industry, the acquisition of 100% of a dually registered broker dealer and investment advisor from Fieldpoint Private Bank & Trust (“Fieldpoint”), was consummated on March 27, 2023. The newly acquired dually registered broker-dealer and investment adviser was renamed Dominari Securities LLC (“Dominari Securities”) and is a wholly owned subsidiary of Dominari Financial.

On October 13, 2023, the Company entered into two separate Limited Liability Company Agreements with Dominari Manager LLC (“Manager”) and Dominari IMLLC (“Investment Manager”), which are both wholly owned subsidiaries and whose operations are included within the unaudited condensed consolidated financial statements of Dominari. Manager was named as the manager of Dominari Master SPV LLC (the “Master SPV”), a limited liability company formed by the Company in 2022, and is responsible for the day-to-day operations of the Master SPV. Investment Manager was named the investment manager of Master SPV and is responsible for providing investment advice and decisions on behalf of the Master SPV. Beginning in March 2024, the Manager established various series of funds (the “Series”) of the Master SPV for the purpose of making investments in companies identified by the Investment Manager with proceeds generated by the sale of non-voting interests in such Series by the Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

On June 17, 2025, the Company entered into two Limited Liability Agreements with American Ventures Management LLC (“AV Manager”) and American Ventures IM LLC (“AV Investment Manager”) and was assigned ninety percent (90%) Membership Interest in each, which are both ninety percent (90%)majority owned subsidiaries of the Company and whose operations are included within the unaudited condensed consolidated financial statements of Dominari Holdings Inc. AV Manager was named as the manager of American Ventures LLC (the “AV Master SPV”), a series limited liability company formed by AV Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AV Master SPV. AV Investment Manager was named the investment manager of the AV Master SPV and is responsible for providing investment advice and decisions on behalf of the AV Master SPV. AV Manager and AV Investment Manager are the managing members of AV Master SPV and may not be removed without their respective consent. The other members of AV Master SPV are the passive investing members of each series of funds (the “AV Series”) established under the AV Master SPV. The AV Manager established various AV Series of the AV Master SPV for the purpose of making investments in companies identified by the AV Investment Manager with proceeds generated by the sale of non-voting interests in such AV Series by the AV Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Refer to Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

	Three Months Ended
	March 31,
	2026	2025
Revenues
Underwriting services	$32,949	$5,606
Carried interest	1,096	-
Commissions	2,490	2,190
Interest income	308	39
Principal transactions	(1,532)	(910)
Other revenue	494	315
Total revenue	35,805	7,240

Operating costs and expenses
Compensation and benefits	68,159	15,457
Advisory fees	36	20,944
Legal fees	1,485	704
Professional and consulting fees	876	829
Other expenses	2,871	2,188
Total operating expenses	73,427	40,122
Loss from operations	(37,622)	(32,882)

Other income (expenses)
Other income	108	-
Interest income	61	21
Loss on marketable securities, net	(7,014)	(168)
Realized and unrealized gain loss on notes receivable, net	-	221
Change in carrying value of investments	-	320
Total other income (expenses)	(6,845)	394
Net loss before income tax expense	$(44,467)	$(32,488)
Provision for income taxes	12,868	-
Net loss	(57,335)	(32,488)
Less: Net income attributable to non-controlling interests	23	-
Net loss attributable to common stockholders of Dominari Holdings Inc.	$(57,358)	$(32,488)

During the three months ended March 31, 2026, we recognized approximately $35.8 million in revenue from operations, an increase of approximately $28.6 million or 395% as compared to the three months ended March 31, 2025, primarily driven by the increase in our activities of Dominari Securities. The increase in revenue was primarily attributable to the following:

i.	Underwriting service revenue increased by $27.3 million or 488% from $5.6 million to $32.9 million in the three months ended March 31, 2026 as compared to the comparable period 2025, reflecting the impact of it increased efforts in both private placement and registered offering underwriting activities and deal flow.

ii.	Carried interest revenue totaled $1.1 million in first quarter of 2026 as compared to no such revenue in the first quarter of 2025 as a result of receiving variable consideration from investment management customers.

iii.	Commission revenues increased by $0.3 million, or 14% in the first three months of 2026 as compared to the same period in 2025, as a result of the increased customer trading activity.

During the three months ended March 31, 2026, we recognized $73.4 million in operating costs and expenses representing an increase of $33.3 million or 83% as compared to the three months ended March 31, 2026. The increase in operating costs and expenses is primarily a result of the following:

i.	Compensation and benefits increased by $52.7 million or 341%for the three months ended March 31, 2026 as compared to the same period in 2025 primarily as a result of increased commissions expenses of approximately $17.1 million and increases in bonus expense of approximately $34.1 million (of which $18.2 million of stock based compensation is included). Increases in compensation and benefits costs were primarily incurred to compensate employees for generation of the significantly increased revenues.

ii.	The Company recorded $36 thousand of advisory fees in three months ending March 31, 2026, as compared to $20.9 million in the comparable period in 2025 primarily as a result of the issuance of approximately 2.55 million shares of common stock to certain advisors in February 2025.

During the three months ended March 31, 2026, , other expense was approximately $(6.8) million as compared to other income of $394 thousand for the three months ended March 31, 2025. The 2026 other expense primarily is as a result of the loss on the sale of the Company’s ABTC stock for cash proceeds of approximately $32.5 million in January 2026 which was lower than the approximate December 31, 2025, book value of $39.4 million. During the three months ending March 31, 2025, the Company recorded a realized gain of approximately $0.2 million on a note that was satisfied during the period and an approximate $0.3 million increase in the carrying value of its long-term investments.

During the three months ended March 31, 2026, the Company recorded income tax expense of $12.9 million as compared to $0 in comparable period in 2025 primarily as a result of the increased revenues, taxable gain on the sale of the Company’s ABTC stock in January 2026, and certain income tax limitations under Internal Revenue Code Sections 162(m) and 382 the tax impact of certain expenses related to compensation that are not allowable which limit available deductions for income tax purposes.

Net loss of $57.3 million in the three months ended March 31, 2026, was $24.8 million or 76% higher than the $32.5 million loss reported in the comparable period of 2025. In the first three months of 2026, non-controlling interest of $23 thousand was recorded slightly increasing the net loss attributable to common stockholders’ of the Company.

Non-GAAP Comparison of Results for the Three Months Ended March 31, 2026, and March 31, 2025

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

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Loss from operations	$(37,622)	$(32,882)
Non-cash stock-based compensation	19,279	28,626
Adjusted loss from operations	$(18,343)	$(4,256)

Net loss attributable to common stockholders’ of Dominari Holdings	$(57,358)	$(32,488)
Non-cash stock-based compensation	19,279	28,626
Adjusted net loss before income tax expense	$(38,079)	$(3,862)
Adjustment to the provision for income taxes	-	4,427
Adjusted net loss to common stockholders’ of Dominari Holdings	(38,079)	(8,289)
Adjusted net loss per share, basic	$(2.11)	$(0.77)
Weighted average number of shares outstanding, basic	18,068,269	10,775,219

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our business plan to support our transition into the financial services industry. Our working capital amounted to approximately $21.9 million as of March 31, 2026. As of March 31, 2026, we had approximately $27.5 million of cash and cash equivalents, $6.9 million of marketable securities and $11.1 million of securities owned. Additionally, we had approximately $21.9 million in receivable from clearing brokers. All of such funds are available to fund our operations. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	As of March 31,
	2026	2025
Cash provided by (used in)
Operating activities	$(28,942)	$1,235
Investing activities	32,123	(5,436)
Financing activities	(9,709)	6,437
Net increase (decrease) in cash	$(6,528)	$2,236

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash (used in) operations was approximately $(28.9) million as compared to net cash provided by operations of $1.2 million for the three months ended March 31, 2025. The cash used in operating activities for the three months ending March 31, 2026, is primarily attributable to net loss of approximately $55.7 million, increases in receivable from clearing brokers of approximately $17.9 million and non-cash underwriting revenue of approximately $10.1 million, offset primarily by non-cash commission expense of approximately $7.6 million, increases in income taxes payable of approximately $12.9 million and stock-based compensation of approximately $19.3 million, and a realized gain on marketable securities of approximately $6.9 million. The cash provided by operating activities for the three months ended March 31, 2025, was primarily attributable to decreases in receivable from clearing brokers of $4.8 million, increase in accrued commissions of approximately $1.2 million, increase in stock based compensation of approximately $28.6 million, changes in operating assets and liabilities of approximately $3.7 million, realized loss on marketable securities of approximately $0.7 million, offset by a net loss of approximately $32.4 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2026 and 2025, net cash provided by (used in) investing activities was approximately $32.1 million and $(5.4) million, respectively. The cash provided by investing activities for the three months ended March 31, 2026, primarily resulted from our sale of marketable securities of approximately $41.7 that included the sale of the Company’s ABTC shares for $32.4 million in net proceeds, partially offset by our purchase of marketable securities of approximately $10.0 million. The cash used in investing activities for the three months ended March 31, 2025, primarily resulted from our purchases of marketable securities of approximately $9.0 million, partially offset by sale of marketable securities of approximately $1.8 million and collection of principal on notes receivable of $1.1 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2026 and 2025, net cash (used in) provided by financing activities was approximately $(9.7) million and $6.4 million, respectively. The cash used in financing activities for the three months ended March 31, 2026, was resulted from dividends paid of approximately $9.9 million and distributions to non-controlling interest of approximately $55 thousand, offset by the issuance of common stock for warrants exercised of approximately $0.3 million. The cash provided by financing activities for the three months ended March 31, 2025, was primarily driven by fund raising related to issuance of common stock of $13.5 million, partially offset by payment of dividends $(7.1) million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e)under the Exchange Act. Based upon that evaluation, as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

During the period ended March 31, 2026, due to staffing and resource constraints, the Company required significant additional effort to close the books and records, and record appropriate account adjustments. As such, information technology, business processes and financial reporting controls were deemed to be ineffective due to (a) the lack of personnel to ensure the books and records are closed accurately and on a timely basis, (b) lack of sufficient review over the accounting for certain transactions recorded at fair value, (c) the lack of appropriate segregation of duties, (d) certain general information technology control deficiencies regarding user access provisioning and administrative access review, and (e) insufficient documentation to support and evidence the design and implementation of controls.

Remedial Actions

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Management understands that the accounting standards applicable to our financial statements are complex and will seek to enhance controls over its experienced third-party professionals with whom management can consult with respect to accounting issues and remediate this material weakness. The Company has engaged an outside consulting firm to assist in the closing process to ensure that steps are taken to remediate the control environment and to specifically improve the timeliness and accuracy of its financial reporting process. Additionally, the Company is planning to implement certain information technology related changes over the year ending December 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2026. Any of our previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

DOMINARI HOLDINGS INC.

Date: May 12, 2026	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Tim Ledwick
Tim Ledwick
Chief Financial Officer