Form 10-Q
period 2026-06-30
Dominari Holdings Inc.
filed 2026-08-11
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026 there were 24,243,646 shares of the Company’s common stock issued and outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$25,044	$34,005
Marketable securities	2,394	46,516
Securities owned	4,500	9,756
Receivable from clearing brokers	5,997	3,995
Long-term equity investments	10,287	11,744
Accounts receivable	591	-
Loans to employees	1,484	1,767
Right-of-use assets	2,437	2,721
Prepaid expenses and other assets	4,678	2,403
Total assets	$57,412	$112,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,095	$611
Accrued compensation and commissions	8,198	17,754
Accrued dividends payable	296	10,335
Contract liabilities	7,760	4,504
Lease liability	2,594	2,841
Income taxes payable	15,579	7,318
Other liabilities	-	173
Total liabilities	35,522	43,536

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Convertible Preferred Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation value of $0.0001 per share	-	-
Convertible Preferred Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,243,646 and 16,067,435 shares issued as of June 30, 2026 and December 31, 2025, respectively; 24,243,646 and 16,067,435 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	2	-
Additional paid-in capital	361,734	337,505
Accumulated deficit	(339,896)	(268,134)
Total Dominari Holdings stockholders’ equity	21,840	69,371
Non-controlling interests	50	-
Total stockholders’ equity	21,890	69,371
Total liabilities and stockholders’ equity	$57,412	$112,907

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Underwriting services	$7,902	$19,858	$40,851	$25,770
Carried interest	1,551	10,500	2,647	10,500
Commissions	6,567	5,834	9,057	7,848
Interest income	278	334	586	372
Principal transactions	(36)	2,078	(1,568)	1,168
Other revenue	527	310	1,021	625
Total revenue	16,789	38,914	52,594	46,283

Operating costs and expenses
Compensation and benefits	14,238	51,718	82,397	67,175
Advisory fees	50	17	111	20,961
Legal fees	51	679	1,536	1,513
Professional and consulting fees	657	398	1,508	1,227
Other expenses	2,935	958	5,806	3,146
Total operating expenses	17,931	53,770	91,358	94,022
Loss from operations	(1,142)	(14,856)	(38,764)	(47,739)

Other income (expenses)
Other income	63	-	171	-
Interest income	49	30	110	51
Gain (loss) on marketable securities, net	(67)	806	(7,081)	639
Realized and unrealized gain loss on notes receivable, net	-	-	-	221
Change in carrying value of investments	(1,400)	31,680	(1,400)	32,000
Total other income (expenses)	(1,355)	32,516	(8,200)	32,911
Net (loss) income before income tax expense	(2,497)	17,660	(46,964)	(14,828)
Provision for income taxes	2,354	-	15,223	-
Net (loss) income before non-controlling interest and deemed dividend	(4,851)	17,660	(62,187)	(14,828)
Less: Net income attributable to non-controlling interests	128	1,050	150	1,050
Net (loss) income before deemed dividend	(4,979)	16,610	(62,337)	(15,878)
Common stock deemed dividend - inducement	(425)	-	(425)	-
Net (loss) income attributable to common stockholders of Dominari Holdings Inc.	$(5,404)	$16,610	$(62,762)	$(15,878)

Net (loss) income per share, basic and diluted
Basic and Diluted	$(0.24)	$1.12	$(3.07)	$(1.24)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	22,754,753	14,830,534	20,424,457	12,814,079

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended June 30, 2026 and 2025

							Dominari
					Additional		Holdings	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at March 31, 2026	4,659	$-	22,613,781	$2	$357,099	$(325,492)	$31,609	$(32)	$31,577
Stock-based compensation - employees	-	-	-	-	502	-	502	-	502
Issuance of common stock from warrants exercised	-	-	1,629,865	-	3,684	-	3,684	-	3,684
Stock-based compensation- advisors	-	-	-	-	24	-	24	-	24
Dividends issued	-	-	-	-	-	(9,000)	(9,000)	-	(9,000)
Deemed dividend	-	-	-	-	425	(425)	-	-	-
Distributions to non-controlling interest	-	-	-	-	-	-	-	(46)	(46)
Net loss	-	-	-	-	-	(4,979)	(4,979)	128	(4,851)
Balance at June 30, 2026	4,659	$-	24,243,646	$2	$361,734	$(339,896)	$21,840	$50	$21,890

									Dominari
					Additional				Holdings	Non-
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at March 31, 2025	4,659	$-	14,704,045	$-	$305,963	60,148	$(501)	$(263,034)	$42,428	$-	$42,428
Stock-based compensation	-	-	-	-	26,173	-	-	-	26,173	-	26,173
Issuance of Common Stock from warrants exercised	-	-	591,885	-	2,339	-	-	-	2,339	-	2,339
Net income	-	-	-	-	-	-	-	16,610	16,610	1,050	17,660
Balance at June 30, 2025	4,659	$-	15,295,930	$-	$334,475	60,148	$(501)	$(246,424)	$87,550	$1,050	$88,600

See accompanying notes to unaudited condensed consolidated financial statements.

For the Six Months Ended June 30, 2026 and 2025

							Dominari
					Additional		Holdings	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2025	4,659	$-	16,067,435	$-	$337,505	$(268,134)	$69,371	$-	$69,371
Stock-based compensation - employees	-	-	6,471,346	2	19,743	-	19,745	-	19,745
Issuance of common stock from warrants exercised	-	-	1,704,865	-	4,000	-	4,000	-	4,000
Stock-based compensation- advisors	-	-	-	-	61	-	61	-	61
Dividends issued	-	-	-	-	-	(9,000)	(9,000)		(9,000)
Deemed dividend	-	-	-	-	425	(425)	-		-
Distributions to non-controlling interest	-	-	-	-	-	-	-	(100)	(100)
Net loss	-	-	-	-	-	(62,337)	(62,337)	(150)	(62,487)
Balance at June 30, 2026	4,659	$-	24,243,646	$2	$361,734	$(339,896)	$21,840	$(250)	$21,590

									Dominari
					Additional				Holdings	Non-
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2024	4,659	$-	7,037,022	$-	$263,820	60,148	$(501)	$(223,466)	$39,853	$-	$39,853
Stock-based compensation	-	-	1,240,969	-	33,855	-	-	-	33,855	-	33,855
Issuance of common stock	-	-	3,876,054	-	13,517	-	-	-	13,517	-	13,517
Issuance of Common Stock from warrants exercised		-	591,885	-	2,339	-	-	-	2,339	-	2,339
Advisory shares issued	-	-	2,550,000	-	20,944	-	-	-	20,944	-	20,944
Dividends issued	-	-	-	-	-	-	-	(7,080)	(7,080)	-	(7,080)
Net loss	-	-	-	-	-	-	-	(15,878)	(15,878)	1,050	(14,828)
Balance at June 30, 2025	4,659	$-	15,295,930	$-	$334,475	60,148	$(501)	$(246,424)	$87,550	$1,050	$88,600

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss before non-controlling interest and deemed dividend	$(62,187)	$(14,828)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in carrying value of long-term investment	-	(32,000)
Non-cash underwriting revenues	(10,080)	(2,994)
Non-cash commission expense	7,610	-
Stock-based compensation – employees	19,745	54,797
Stock-based compensation – advisors	61	-
Realized loss (gain) on marketable securities	6,872	(1,049)
Amortization of right-of-use assets	284	211
Depreciation	35	52
Realized gain on note receivable	-	(221)
Realized (gain) loss on securities owned	(3,420)	743
Unrealized loss (gain) on securities owned	3,271	(4,136)
Unrealized loss on marketable securities	284	670
Change in carrying value of long term investments	1,400	-
Unrealized gain on long term investments	159	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,312)	(105)
Receivable from clearing brokers	(2,002)	(13,707)
Accounts receivable	(591)	-
Accounts payable and accrued expenses	485	1,693
Accrued compensation and commissions	(9,556)	10,948
Right of use asset and liability, net	(247)	(178)
Contract liabilities	3,256	1,098
Income taxes payable	8,261	-
Other liabilities	(172)	(92)
Notes receivable, at fair value – net interest accrued	-	(20)
Net cash (used in) provided by operating activities	(38,844)	882

Cash flows from investing activities
Purchase of marketable securities	(9,440)	(13,086)
Sale of marketable securities	46,406	6,852
Purchase of securities owned	(10,000)	-
Sale of securities owned	17,875	-
Purchase of long term investments	(102)
Collection of principal on note receivable	-	1,143
Sale of long-term investments	-	538
Collection of loans to employees	283	285
Net cash provided by (used in) investing activities	45,022	(4,268)

Cash flows from financing activities
Cash paid for dividends	(19,039)	(7,080)
Distributions to non-controlling interest	(100)	-
Cash from issuance common stock, net of offering cost	4,000	13,517
Cash from issuance common stock for exercised warrants	-	2,339
Net cash (used in) provided by financing activities	(15,139)	8,776

Net increase in cash and cash equivalents	(8,961)	5,390
Cash and cash equivalents, beginning of period	34,005	4,079
Cash and cash equivalents, end of period	$25,044	$9,469

Cash paid for interest	$11	$13
Cash paid for taxes	$6,950	$-
Deemed dividend	$425	$-

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

On January 16, 2026, the Company entered into two Limited Liability Agreements with American VO Manager LLC (“AVO Manager”) and American VO  IM LLC (“AVO Investment Manager”). The Company holds a sixty five percent (65%) Membership Interest in each, and their operations are included within the consolidated financial statements of Dominari Holdings Inc. AVO Manager was named as the manager of American Ventures Opportunity Fund LLC (the “AVO Master SPV”), a series limited liability company formed by AVO Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AVO Master SPV. AVO Investment Manager was named the investment manager of the AVO Master SPV and is responsible for providing investment advice and decisions on behalf of the AVO Master SPV. AVO Manager and AVO Investment Manager are the managing members of AVO Master SPV and may not be removed without their respective consent. The other members of AVO Master SPV are the passive investing members of each series of funds (the “AVO Series”) established under the AVO Master SPV. The AVO Manager established various AVO Series of the AVO Master SPV for the purpose of making investments in companies identified by the AVO Investment Manager with proceeds generated by the sale of non-voting interests in such AVO Series by the AVO Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

As of  June 30, 2026, the Company has approximately $25.0 million of cash and cash equivalents and $2.4 million of marketable securities as well as $4.5 million of securities owned. Additionally, the Company had approximately $6.0 million in receivable from clearing brokers. Additionally, the Company’s working capital balance at  June 30, 2026, totaled $15.8 million. Unless otherwise noted, all such funds are available to fund the Company’s operations. Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities, together with the anticipated cash flow to fund its operations for at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2025 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheets as of  June 30, 2026, condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2026 and 2025 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The condensed consolidated balance sheets as of  December 31, 2025 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended  December 31, 2025.

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the membership interest or outstanding voting stock. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Dominari Labs LLC (formerly, Aikido Labs LLC), Dominari Financial Inc., Dominari IM LLC, Dominari Manager LLC and Dominari Securities along with American Ventures IM LLC and American Ventures Manager LLC, both of which are owned 90% by the Company, as well as American VO IM LLC and American VO Manager LLC both of which are owned 65% by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. The Company has determined it is not the primary beneficiary of DFHS and thus will not consolidate the activities in its unaudited condensed consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of  June 30, 2026, there has been no material activity in DFHS.

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

Receivable from Clearing Brokers

Receivable from Dominari Securities’ clearing brokers totaling $6.0 million consisted of approximately $0.5 million of liquid insured deposits $4.2 million of commission receivable and $1.3 million of liquid deposits maintained by the Company with its clearing brokers as of  June 30, 2026. Receivable from Dominari Securities’ clearing brokers consisted of approximately $1.4 million of liquid insured deposits, $2.1 million of commissions receivable and $0.5 million of liquid deposits maintained by the Company with its clearing brokers as of  December 31, 2025. Such amount is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its clearing brokers to make required payments. Management considers the following factors when determining the collectability of specific accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. As of  June 30, 2026 and  December 31, 2025 an allowance for credit losses was deemed not necessary.

Long-term Equity Investments and marketable securities

The Company holds certain strategic investments that are not part of its broker-dealer trading activities. The Company accounts for long-term equity investments under Accounting Standards Codification (“ASC”) 321 “Investments-Equity Securities” (“ASC 321”). In accordance with ASC 321, equity securities with readily determinable fair values are accounted for at fair value based on quoted market prices. Any equity securities with a readily determinable fair value are included within marketable securities on the accompanying unaudited condensed consolidated balance sheet. Equity securities without readily determinable fair values are accounted for either at net asset value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are accounted for under ASC 321 using the measurement alternative. Equity method investments and other long-term investments that are not part of our broker-dealer trading activities are included in “long term equity investment” on the unaudited condensed consolidated balance sheet. These investments are generally strategic in nature and are not actively traded. Unrealized gains and losses on these investments are recognized in earnings when impairment is identified or when observable price changes occur and are classified in other income (expenses) in the unaudited condensed consolidated statement of operations.

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

o

Management fees represent asset-based fees received in exchange for providing management services to certain related party pooled investment vehicles (funds). These fees are charged based upon contractually fixed rates applied, as a percentage, to the total assets of those pooled investment vehicles managed by the Company at the date upon which an investor subscribes into the fund, subsequently deferred. The Company recognizes these revenues over time as the Company has determined that the customer simultaneously receives and consumes the benefits of the management services as they are provided. Revenues are typically recognized over a period of five years, or the best estimated period for such fund which the Company has estimated to be a reasonable estimate of the period during which the Company shall provide management services. Any costs incurred to obtain the underlying contract in which the Company receives management fees are capitalized and amortized over the expected revenue period.

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

●

Contract liabilities relate to payments received in advance of performance under the contract and are the result of remaining performance obligations for management services. Contract liabilities are recognized as revenues when the Company provides ongoing investment management As of  June 30, 2026, the Company recognized $7.8 million of contract liabilities of which $3.2 million is expected to be recognized within a year. The remaining balance is expected to be recognized through 2031. During the three months ended  June 30, 2026, the Company recognized revenue of $0.2 million that was included in contract liabilities as of  December 31, 2025. Any costs incurred to obtain the underlying contract in which the Company receives management fess are capitalized and amortized over the accepted revenue period.

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

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2026 and 2025, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Realized gain / (loss)	$78	$639	$(6,872)	$1,049
Unrealized loss	(168)	-	(284)	(670)
Dividend income	23	167	75	260
Total	$(67)	$806	$(7,081)	$639

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held companies as long-term investments. The following table presents the Company’s long-term investments as of  June 30, 2026, and  December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
		Carrying		Carrying
	Cost Basis	Value	Cost Basis	Value
Investment in Kerna Health	$2,140	$4,940	$2,140	$4,940
Investment in Revere Master SPV Series 1 (Qxpress Pte Ltd)*	1,000	1,000	1,000	1,000
Investment in MW LSV MasterClass, LLC (Yanka Industries, Inc. d.b.a.
Masterclass)*	170	170	170	170
Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a.Kraken)* *	597	364	597	364
Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)*	3,500	848	3,500	2,248
Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.)**	1,240	1,240	1,240	1,240
Investment in Discord Inc.	476	476	476	476
Investment in Automation Anywhere, Inc.	476	397	476	397
Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)*	-	-	100	109
Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)*	-	-	25	25
Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)*	-	-	25	25
Investment in AdvEn Inc.	750	750	750	750
Investment in American Ventures LLC Series XX (TracX Logis Pte Ltd..)*	102	102	-	-
Total	$10,451	$10,287	$10,499	$11,744

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investment made in these companies are through both an SPV and direct investments.

 The Company recorded a decrease in the carrying values of approximately $1.4 million  and an increase of approximately $31.7 million for the three  months ended June 30, 2026 and 2025, respectively.  The Company recorded a decrease in the carrying values of approximately $1.4 million  and an increase of approximately $32.0 million for the six months ended June 30, 2026 and 2025, respectively. Please see below details of the changes in carrying value by investment.

Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)

The Company recorded a decrease in the carrying value of  its investment by approximately $1.4 million as a result of the revaluing its membership units based upon a July 2026 redemption of 400 membership units  at a price of $415 per unit.

Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)

As a result of X.AI being acquired by SpaceX in February 2026 in an all-stock transaction and then the corresponding SpaceX initial public offering in June 2026, the investment has been reclassified as a marketable security as of June 30, 2026.

Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)

As a result of the Cerebras initial public offering on May 14, 2026, the Company's investment in Cerebras was moved to marketable securities as of June 30, 2026.

Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)

The Company received $58 thousand  in distributions from Groq as aresult of a NVIDIA Licensing Agreement payout. As part of the licensing deal with NVIDIA, the Company's shares of Groq were sold as part of the transaction.

On July 25, 2024, the Company entered into an agreement (the “Groq Agreement”) with Dominari Master SPV LLC whereby the Company agreed to purchase 25,000 Series XII Groq Units for $25 thousand. As of  June 30, 2026, there was no change to the carrying value. On April 6, 2026, the Company received a payment of $58 thousand as a payment related to the Company’s investment.

Investment in American Ventures LLC Series XX TracX Logis (TracX Logis Pte. Ltd.)

On January 13, 2026, the Company entered into an agreement (the “TracX Agreement”) with American Ventures LLC whereby the Company agreed to purchase Series XX TracX Logis units for $102 thousand.

Note 6. Notes Receivable

As of  June 30, 2026, and  December 31, 2025, the Company had no notes receivable.

American Innovative Robotics, LLC

The Company recorded interest income of approximately $20,000, and a realized gain on the note of approximately $221,000 on the American Innovative Robotics Promissory Note in the period ended June 30, 2025. The note was fully paid off as of March 24, 2025, with proceeds totaling $1.1 million, resulting in an ending value of $0.

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of  June 30, 2026 and  December 31, 2025 ($ in thousands):

Fair value measured as of June 30, 2026
		Quoted	Significant
		prices in	other	Significant
	Total at	Active	observable	unobservable
	June 30,	Markets	inputs	inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Securities owned	$4,500	$72	$4,428	$-
Marketable securities	$2,394	$1,099	$1,295	$-

Fair value measured as of December 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Total at	active	observable	unobservable
	December 31,	markets	inputs	inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Securities owned	$9,756	$-	$8,014	$1,742
Marketable securities	$46,516	$45,049	$1,467	$-

Included in the fair value of level 2 securities owned are $1.7 million of securities at   June 30, 2026 that are subject to an initial lock-up period until approximately June 30, 2026, and further restrictions to which the Company cannot liquidate its investment until such restrictions are met. Additionally, approximately $1.5 million of fair value of level 2 securities owned shown above at  June 30, 2026 represents warrants that are subject to lock-up periods that will end by September 30, 2026 as well.

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Securities owned at fair value as of December 31, 2025	$1,742
Unrealized loss included in principal transactions	(90)
Transfer to Level 2 fair value measurement	(1,652)
Securities owned at fair value as of June 30, 2026	$-

Note 8. Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following as of  June 30, 2026, and  December 31, 2025 ($ in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$1,336	$805
Security deposits	483	483
Property and equipment, net	100	135
Deferred expenses	1,932	-
Other	827	980
Total	$4,678	$2,403

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

The tables below represent the Company’s lease assets and liabilities as of  June 30, 2026:

June 30,
2026
Assets:
Operating lease right-of-use-assets	$2,437
Liabilities:
Current
Operating	$583
Long-term
Operating	2,011
$2,594

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

June 30,
2026
Weighted-average remaining lease term - operating leases (in years)	3.80
Weighted-average discount rate - operating leases	10.0%

The following table presents the lease expense to current period operations:

	Three Months Ended
	June 30,
	2026	2025
Operating leases
Operating lease cost	$209	$178
Short-term lease rent expense	2	23
Net rent expense	$211	$201

	Six Months Ended
	June 30,
	2026	2025
Operating leases
Operating lease cost	$414	$356
Short-term lease rent expense	5	45
Net rent expense	$419	$401

As of  June 30, 2026, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining period Ended December 31, 2026	$434
Year Ended December 31, 2027	801
Year Ended December 31, 2028	766
Year Ended December 31, 2029	784
Year Ended December 31, 2030	377
Thereafter	-
Total	3,162
Less present value discount	(568)
Operating lease liabilities	$2,594

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the periods ended June 30, 2026, and 2025 are as follows:

	As of June 30,
	2026	2025
Convertible preferred stock	34	34
Warrants to purchase common stock	4,367,260	7,517,421
Restricted stock awards	396,346	50,000
Options to purchase common stock	10,072,646	10,346,654
Total	14,836,286	17,914,109

Note 11. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of  June 30, 2026, there are 24,243,646 shares of common stock issued and outstanding. This includes 316,346 unvested shares issued that are subject to forfeiture through September 30, 2026, and 80,000 unvested shares issued that are subject to forfeiture through December 11, 2026.

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

In January 1, 2026,  various individuals exercised warrants, resulting in the additional issuance of 75,000 shares of common stock and cash proceeds of $0.3 million, which were recorded in additional paid-in capital and are reflected in the unaudited condensed consolidated statements of changes in stockholders’ equity.

On May 22, 2026, the Company entered into Inducement Agreements with certain holders (“Holders”) of the Series B warrants of the Company.   Pursuant to the Inducement Agreements, the Holders were offered options to either (A) exercise for cash their Existing Warrants at a reduced exercise price of $2.50 per share (“Option A”) or (B) exchange all, but not less than all, of such Holder’s unexercised Existing Warrants for shares of Common Stock at an exchange ratio of 10:3, such that for every ten shares of Common Stock underlying the exchanged Series B Warrants, the Company would issue three shares of Common Stock (the “Exchange Shares”) for no additional consideration . The Company received gross proceeds of approximately $3.7 million pursuant to Option A elections in exchange for 1,423,453 shares of Common stock and issued 156,412 shares of Common Stock pursuant to Option B elections by Holders in exchange for 521,385 Series B warrants. The Option B exchanges resulted in a common stock deemed dividend - inducement  of $425 thousand and is included as  such in the condensed consolidated statement of operations.

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

As of  June 30, 2026, and  December 31, 2025, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of  June 30, 2026 and  December 31, 2025, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

Dividends

On February 11, 2025, the board of directors approved a special cash dividend of $0.32 per share payable on March 3, 2025, to holders of common stock and certain warrant holders as of close of business on February 24, 2025. On September 9, 2025, the board of directors approved a special cash dividend of $0.22 per share payable on September 26, 2025, to holders of common stock and certain warrant holders as of close of business on September 3, 2025. On December 11, 2025, the board of directors approved a special cash dividend of $0.432 per share payable on January 26, 2026, to holders of common stock and certain warrant holders as of close of business on January 5, 2026. On May 4, 2026, the board of directors approved a special cash dividend of $0.3106 per share payable on May 29, 2026, to holders of common stock and certain warrant holders as of close of business on May 15, 2026.

Cash dividends declared in 2025 totaled $22.2 million and have been charged to accumulated deficit. Dividends paid for the three months ended  June 30, 2025, totaled $7.0 million, and dividends paid for the three months ended September 30, 2025, totaled $4.9 million. Dividends declared totaled $10.3 million during the three months ended  December 31, 2025, of which $10.1 million were paid during the six months ended  June 30, 2026. Cash dividends declared for the three and six months ended June 30, 2026 totaled $9.0 million and have been charged to accumulated deficit. Dividends paid for the three months ended June 30, 2026 totaled $8.9 million. As a result of the above, the Company has a dividend payable of $0.3 million as of  June 30,2026.

Warrants

A summary of warrant activity for the six months ended June 30, 2026, is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
		Exercise	Total Intrinsic	Contractual
	Warrants	Price	Value ($000s)	Life (in years)
Outstanding as of December 31, 2025	6,690,768	$5.38	$6,186	3.9
Granted	-	-	-	-
Expired	(253,670)	$34.00	-	-
Exercised	(1,548,453)	$2.58	-	-
Exchanged	(521,385)	$-
Outstanding as of June 30, 2026	4,367,260	$4.27	$-	3.5

Restricted Stock Awards

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

See Restricted Stock roll-forward below.

A summary of restricted stock awards activity for the six months ended June 30, 2026, is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Day
	Stock Awards	Fair Value
Nonvested at December 31, 2025	396,346	$4.29
Granted	6,075,000	$3.08
Vested	(6,075,000)	$3.08
Forfeited	-	$-
Nonvested at June 30, 2026	396,346	$4.29

Stock-based compensation associated with restricted stock awards was approximately $502 thousand and $12 thousand for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation associated with restricted stock awards was approximately $19.7 million and $7.7 million for the six months ended June 30, 2026 and 2025, respectively. All stock compensation was recorded as a component of compensation and benefits expenses. The 396,346 nonvested restricted stock units that were approved in December 2025 in the table above are reflected as being issued in the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2026.

As of  June 30, 2026, there is approximately $676 thousand of unrecognized stock-based compensation expense related to restricted stock awards.

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

On December 1, 2025, the Company entered into an advisory agreement with a certain individual who was issued 50,000 nonqualified stock options (“Advisor Options”). Each party reserves the right to terminate the agreement at any time, with or without cause, upon five (5) days prior written notice to the other party. One half of the Advisor Options shall vest and become exercisable during its term on December 1, 2025, and one half of the Advisor Options shall vest and become exercisable during its term on June 1, 2026, in the manner and subject to the terms and conditions of the Plan and the Stock Option Grant Agreement (the “Option Grant Agreement”). The Company used a Black Scholes valuation to calculate the grant date fair value of the Advisor Options. The fair value of the Advisor Options amounted to $146 thousand and the Company recorded an expense of $61 thousand during the six months ended June 30, 2026 related to such options.

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2026, is presented below:

Weighted
		Weighted		Average
		Average	Total	Remaining
	Number of	Exercise	Intrinsic	Contractual Life
	Shares	Price	Value	(in years)
Outstanding as of December 31, 2025	10,072,646	$6.16	$26	9.1
Employee options granted	-	$-	$-	-
Employee options exercised	-	$-	$-	-
Employee options forfeited	-	$-	$-	-
Outstanding as of June 30, 2026	10,072,646	$6.16	$-	8.6
Options vested and exercisable	10,072,646	$6.16	$-	8.6

Stock-based compensation associated with stock options was approximately $24 thousand and $26.2 million for the three months ended June 30 2026 and 2025, respectively. Stock-based compensation associated with stock options was approximately $61 thousand and $33.9 million for the six months ended June 30, 2026 and 2025, respectively. All stock compensation was recorded as a component of compensation and benefits expenses.

At June 30, 2026 there is no future stock-based compensation expense relating to unvested stock options.

Non-controlling Interest

As previously discussed, the Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. In addition, Company owns 65% of AVO Manager and AVO Investment Manager, the remaining 35% is owned by non-controlling parties. As such, 35% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. As of  June 30, 2026, the net income attributable to non-controlling interests was $150 thousand of which the Company owes $20 thousand at  June 30, 2026. During the six months ended June 30, 2026, the Company distributed $100 thousand to non-controlling interests.

Note 12. Revenue

Disaggregation of Revenue

For the three and six months ended June 30, 2026 and 2025 total revenue and revenue related to contracts with customers within the scope of Topic 606 were ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2026	2025	2026	2025
Underwriting services	$7,902	$19,858	$40,851	$25,770
Carried interest	1,551	10,500	2,647	10,500
Commissions	6,567	5,834	9,057	7,848
Interest income – customers	78	53	150	121
Other revenue	216	336	447	437
Management fees	310	103	574	180
Total revenue from contracts with customers	16,624	36,684	53,726	44,856
Principal transactions	(36)	2,078	(1,568)	1,168
Interest income – noncustomer	201	152	436	259
Total revenue	$16,789	$38,914	$52,594	$46,283

Revenue Recognized at a Point in Time

The Company recognizes revenue that is transactional in nature and such revenue is earned at a point in time. For the six months ended June 30, 2026, revenue that was recognized at a point in time includes underwriting services of $40.9 million, carried interest of $2.7 million, commissions of $9.1 million and principal transactions losses of $1.6 million consisting of $3.3 million of realized gains and $4.9 million of unrealized losses. For the six months ended June 30, 2025, revenue that is recognized at a point in time includes underwriting services of $25.8 million, carried interest of $10.5 million , commissions of $7.8 million, and principal transactions  of $1.2 million consisting of $2.6 million of realized gains and $3.8 million of unrealized losses.

Revenue Recognized Over Time

The Company recognizes revenue over a period of time, generally monthly on a straight-line basis, as services are performed, and performance obligations are satisfied. For the six months ended June 30, 2026, revenue that is recognized over time includes other revenue of $447 thousand, management fees of $574 thousand, interest income from customers of $150 thousand, and interest income-noncustomers of $436 thousand. For the six months ended June 30, 2025, revenue that was recognized over time includes other revenue of $437 thousand, management fees of $180 thousand, and interest income from customers of $121 thousand and interest income from non-customers of $259 thousand.

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

Note 14. Income Taxes

The Company’s income tax expense (benefit) for the three and  six months ended June 30, 2026 is as follows ($ in thousands):

	3 months ended June 2026	6 months ended June 2026
U.S. Federal	$3,161	$11,698
State	(807)	3,525
Foreign	-	-
Current income tax expense (benefit)	$2,354	$15,223
U.S. Federal	-	-
State	-	-
Foreign	-	-
Deferred income tax expense (benefit)	-	-
Total income tax expense (benefit)	$2,354	$15,223

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

For the six months ended June 30, 2026, the Company recorded income tax expense despite reporting a pretax loss. This result is primarily attributable to a significant permanent difference related to the limitation on the deductibility of certain executive compensation under Internal Revenue Code Section 162(m). The Company currently expects that a substantial portion of executive compensation will not be deductible for income tax purposes for the full fiscal year. As a result, the Company’s estimated annual taxable income is forecasted to be positive, despite an expected pretax book loss. Accordingly, the Company’s estimated annual effective tax rate is negative, as the projected annual income tax expense is divided by an expected pretax book loss. The application of this negative AETR to year-to-date ordinary pretax loss results in the recognition of income tax expense in the interim period, rather than a tax benefit that would otherwise be expected based on the pretax loss.

In addition, the Company recognized the tax effect of a discrete item during the six months ended June 30, 2026, which further impacted income tax expense in the period. Discrete items are excluded from the determination of the AETR and are recorded in the period in which they occur. During the period, the Company recognized a book loss of approximately $6.9 million related to the sale of the Company’s marketable securities in American Bitcoin Corp (“ABTC”) stock. For income tax purposes, the majority of the approximate $32.5 million of proceeds from the sale of the Company’s ABTC stock resulted in a $32.5 million were taxable ordinary income which is treated as a discrete item in the interim period. The income tax effect of this transaction increased current income tax expense by approximately $9.5 million.

The Company’s effective tax rate for the six months ended June 30, 2026, was (7.9%). The primary drivers of the variance from the statutory rate were state taxes, Sec. 162m disallowed compensation, and valuation allowance. The Company will continue to assess its estimated annual effective tax rate each reporting period. Changes in forecasted pretax income, the amount of non-deductible compensation under Section 162(m), or other factors could result in significant adjustments to the Company’s interim income tax provision in future periods.

During the six months ended June 30, 2025, the Company did not record any income tax expense or benefit.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the Company’s history of cumulative net losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective positive and negative evidence currently available, it is more likely than not that the Company will not realize the benefits of all deferred tax assets. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets of approximately $50.1 million as of  June 30, 2026 and $38.3 million as of  December 31, 2025. For the three-month period ended  June 30, 2026, the change in valuation allowance is approximately $11.8 million.

As of  June 30, 2026, the Company has federal, state post-apportioned, and foreign net operating loss (“NOL”) carryforwards of approximately $76.7 million, $74.5 million, and $0, respectively. Of the federal amount, $29.8 million have a limited carryforward period and will begin to expire in 2026, and $47.0 million will have an indefinite carryforward period. Of the state post-apportioned amount, $74.5 million have a limited carryforward period and will begin to expire in 2038.

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

Note 15. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is Dominari Securities is subject to SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule15c3-1. As of  June 30, 2026, Dominari Securities had net capital of approximately $18.2 million in excess of minimum net capital requirement of $0.6 million.

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

Note 16. Related Party Transactions

In 2021, the Dominari Holdings engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, Chief Executive Officer and one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023 and held approximately 30% of Revere’s outstanding equity until May, 2025. From time to time, the Company participates in offerings of securities as an underwriter in transactions in which Revere also participates as an underwriter. For the six months ended June 30, 2026, there were no such transactions. The Company earned $368,000 in the six months ended June 30, 2025 in transactions, which Revere also participated as an underwriter. As of May 20, 2025, Kyle Wool no longer holds an equity interest in Revere.

During the year December 31, 2024, the Company entered into employee loans with various employees totaling $2.4 million. The terms of the loan agreements range from 3 years to 7 years, with an average annual interest rate of approximately 3.2%. The total interest received for the six months ended June 30, 2026 and 2025 was approximately $33 thousand and $21 thousand, respectively. As of  June 30, 2026 and 2025, the total outstanding balance of the employee loans was $1.5 million and $2.0 million, respectively and are included in loans to employees on the accompanying unaudited condensed consolidated balance sheets.

Certain of the Company’s investments are made through related party special purpose vehicles. These are included within Note 5 of the consolidated financial statements and include the following investments: investment in Revere Master SPV Series 1 (Qxpress Pte Ltd), investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI), and investment in Dominari Master SPV LLC Series XII (Groq, Inc.), and Investment in American Ventures LLC Series XX TracX Logis (TracX Logis Pte. Ltd.).

The Company’s investments in American Ventures LLC Series XIX (Skyline Builders Group Holdings Ltd.),  American Ventures LLC Series XIV (JFB Construction Holdings) and investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.) are classified as marketable securities.

The Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. On January 16, 2026, the Company entered into two Limited Liability Agreements with American VO Manager LLC (“AVO Manager”) and American VO  IM LLC (“AVO Investment Manager”). The Company holds a sixty five percent (65%) Membership Interest in each, and their operations are included within the consolidated financial statements of Dominari Holdings Inc. As of  June 30, 2026, the amount attributable to non-controlling interest was $150 thousand. There is $50 thousand payable to non-controlling interests as of  June 30, 2026.

The Company earns revenues for managing certain pooled investment vehicles which are related parties. These include the entirety of the management fee revenues totaling $0.6 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively and are classified as management fees in Note 12 and included in other revenue within the statement of operations. The total amount of contract liabilities disclosed in Note 2 represented amounts received in advance of revenue earned on managing such related party investment vehicles and are listed as contract liabilities in the unaudited condensed statement of financial condition totaling $7.8 million as of  June 30, 2026 and $4.5 million as of  December 31, 2025.

In May 2026, the Company sold 134,750 shares of  New America Acquisition I Corp. to Kyle Wool for a total of $270 thousand resulting in a gain of approximately $67 thousand. Also in May, the Company sold 200,000 shares of Datacentrex, Inc. for a total of $350 thousand to Mr. Wool resulting in a gain of $350 thousand. The gains from these sales are included in principal transactions in the condensed consolidated statement of operations.

In the normal course of business, Dominari Securities provides underwriting and brokerage services to the Series Funds. As a result of services provided, the Company recognized approximately $15.9 million in underwriting revenue, $2.6 million in carried interest revenue, and $6.3 million of commission revenue during the Six Months Ended 2026.

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

	Three Months Ended June 30, 2026
	Dominari	Legacy
	Financial	Holding Co.	Consolidated
Revenue	$16,789	$-	$16,789
Operating Costs
Compensation and benefits	12,457	1,781	14,238
Professional and consulting fees	-	758	758
Other operating expenses	1,837	1,098	2,935
Total operating expenses	14,294	3,637	17,931
Income / (loss) from operations	2,495	(3,637)	(1,142)

Other (expenses) income
Other income	-	63	63
Interest income	-	49	49
Loss on marketable securities	-	(67)	(67)
Change in fair value of investments	-	(1,400)	(1,400)
Total other expenses	-	(1,355)	(1,355)
Net income before income taxes	2,495	(4,992)	(2,497)
Provision for income taxes	-	2,354	2,354
Net (loss) income before non-controlling interest and deemed dividend	$2,495	$(7,346)	$(4,851)
Net income attributable to non-controlling interests	-	(128)	(128)
Common stock deemed dividend - inducement	-	(425)	(425)
Net income (loss) attributable to stockholders	2,495	(7,899)	(5,404)
Total assets	$27,418	$29,994	$57,412

	Six Months Ended June 30, 2026
	Dominari	Legacy
	Financial	Holding Co.	Consolidated
Revenue	$52,594	$-	$52,594
Operating Costs
Compensation and benefits	36,482	45,915	82,397
Professional and consulting fees	1,678	1,477	3,155
Other operating expenses	3,596	2,210	5,806
Total operating expenses	41,756	49,602	91,358
Income / (loss) from operations	10,838	(49,602)	(38,764)

Other (expenses) income
Other income	-	171	171
Interest income	-	110	110
Loss on marketable securities	-	(7,081)	(7,081)
Change in fair value of investments	-	(1,400)	(1,400)
Total other expenses	-	(8,200)	(8,200)
Net income (loss) before income taxes	10,838	(57,802)	(46,964)
Provision for income taxes	-	15,223	15,223
Net (loss) income before non-controlling interest and deemed dividend	10,838	(73,025)	(62,187)
Non-controlling interests	-	(150)	(150)
Common stock deemed dividend - inducement	-	(425)	(425)
Net income (loss) attributable to stockholders	$10,838	$(73,600)	$(62,762)
Total assets	$27,418	$29,994	$57,412

	Three Months Ended June 30, 2025
	Dominari	Legacy
	Financial	Holding Co.	Consolidated
Revenue	$38,914	$-	$38,914

Compensation and benefits	29,657	1,117	$30,774
Professional and consulting fees	1,684	21,188	22,872
Other operating expenses	339	(215)	124
Income (loss) from operations	7,234	(22,090)	(14,856)

Other income
Interest income	-	30	$30
Gain on marketable securities	-	806	806
Change in carrying value of investments	-	31,680	31,680
Total other income	-	32,516	32,516
Net income before non-controlling interests	7,234	10,426	17,660
Non-controlling interests	-	(1,050)	(1,050)
Net income attributable to stockholders	$7,234	$9,376	$16,610

Total assets	$46,026	$63,312	$109,338

	Six Months Ended June 30, 2025
	Dominari	Legacy
	Financial	Holding Co.	Consolidated
Revenue	$46,283	$-	$46,283
Operating Costs
Compensation and benefits	37,252	29,923	67,175
Professional and consulting fees	1,738	21,963	23,701
Other operating expenses	2,013	1,133	3,146
Income (loss) from operations	5,280	(53,019)	(47,739)

Other income
Interest income	-	51	51
Loss on marketable securities	-	639	639
Unrealized gain on note receivable	-	221	221
Change in fair value of investments	-	32,000	32,000
Total other income	-	32,911	32,911
Net income (/loss) before non-controlling interests	5,280	(20,108)	(14,828)
Non-controlling interests	-	(1,050)	(1,050)
Net income (loss) attributable to stockholders	$5,280	$(21,158)	$(15,878)

Total assets	$46,026	$63,312	$109,338

Note 18. Subsequent Events

Stock Options

On July 1, 2026, the Company granted a total of 310,000 stock options, each with an exercise price equal to the fair market value per share on the grant date to certain directors, officers and employees that shall vest and become exercisable on July 1, 2027, subject to the applicable grantee’s continued service.

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

On January 16, 2026, the Company entered into two Limited Liability Agreements with American VO Manager LLC (“AVO Manager”) and American VO  IM LLC (“AVO Investment Manager”). The Company holds a sixty five percent (65%) Membership Interest in each, and their operations are included within the consolidated financial statements of Dominari Holdings Inc. AVO Manager was named as the manager of American Ventures Opportunity Fund LLC (the “AVO Master SPV”), a series limited liability company formed by AVO Manager and owned by the investors of each fund series, and is responsible for the day-to-day operations of the AVO Master SPV. AVO Investment Manager was named the investment manager of the AVO Master SPV and is responsible for providing investment advice and decisions on behalf of the AVO Master SPV. AVO Manager and AVO Investment Manager are the managing members of AVO Master SPV and may not be removed without their respective consent. The other members of AVO Master SPV are the passive investing members of each series of funds (the “AVO Series”) established under the AVO Master SPV. The AVO Manager established various AVO Series of the AVO Master SPV for the purpose of making investments in companies identified by the AVO Investment Manager with proceeds generated by the sale of non-voting interests in such AVO Series by the AVO Master SPV to investors, in which the Company may, from time to time as it deems appropriate, also invest in such series alongside third-party investors.

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

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three and Six Months Ended June 30, 2026, compared to the Three and Six Months Ended June 30, 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Underwriting services	$7,902	$19,858	$40,851	$25,770
Carried interest	1,551	10,500	2,647	10,500
Commissions	6,567	5,834	9,057	7,848
Interest income	278	334	586	372
Principal transactions	(36)	2,078	(1,568)	1,168
Other revenue	527	310	1,021	625
Total revenue	16,789	38,914	52,594	46,283

Operating costs and expenses
Compensation and benefits	14,238	51,718	82,397	67,175
Advisory fees	50	17	111	20,961
Legal fees	51	679	1,536	1,513
Professional and consulting fees	657	398	1,508	1,227
Other expenses	2,935	958	5,806	3,146
Total operating expenses	17,931	53,770	91,358	94,022
Loss from operations	(1,142)	(14,856)	(38,764)	(47,739)

Other income (expenses)
Other income	63	-	171	-
Interest income	49	30	110	51
Loss on marketable securities, net	(67)	806	(7,081)	639
Realized and unrealized gain loss on notes receivable, net	-	-	-	221
Change in carrying value of investments	(1,400)	31,680	(1,400)	32,000
Total other income (expenses)	(1,355)	32,516	(8,200)	32,911
Net (loss) income before income tax expense	$(2,497)	$17,660	$(46,964)	$(14,828)
Provision for income taxes	2,354	-	15,223	-
Net (loss) income	(4,851)	17,660	(62,187)	(14,828)
Net income attributable to non-controlling interests	128	(1,050)	150	(1,050)
Common stock deemed dividend - inducement	(425)	-	(425)	-

Net (loss) income attributable to common stockholders of Dominari Holdings Inc.	$(5,148)	$16,610	$(62,462)	$(15,878)

      Three months ended June 30, 2026, compared to the three months ended June 30, 2025

During the three months ended June 30, 2026, we recognized approximately $16.8 million in revenue from operations, a decrease of approximately $22.1 million or 57% as compared to the three months ended June 30, 2025. The decrease in revenue was primarily attributable to the following:

i.

Underwriting service revenue decreased by $12.0 million or 60% to $7.9 million from $19.9 million in the three months ended June 30, 2026 as compared to the comparable period in 2025, reflecting the impact of fewer deal closings in both private placement and registered offering underwriting activities.

ii.

Carried interest revenue totaled $1.6 million in second quarter of 2026 as compared to $10.5 million in the second quarter of 2025 as a result of receiving variable consideration from investment management customers.

iii.	Commission revenues increased by $0.7 million, or 13% in the second quarter of 2026 as compared to the same period in 2025, as a result of the increased customer trading activity.

During the three months ended June 30, 2026, we recognized $17.9 million in operating costs and expenses representing a decrease of $35.8 million or 67% as compared to the three months ended June 2025. The decrease in operating costs and expenses is primarily a result of the following:

i.

Compensation and benefits decreased by $37.5 million or 73% for the three months ended June 30, 2026 as compared to the same period in 2025 primarily as a result of decreased commissions expenses of approximately $10.0 million and a decrease of approximately $25.7 million stock based compensation. The decrease in commission costs reflect the lower revenues recorded in the three months ended June  30, 2026 as compared to the comparable period in 2025.

ii.

The Company recorded $2.9 million of other expenses in three months ending June 30, 2026, as compared to $1.0 million in the comparable period in 2025 primarily as a result of higher travel and insurance costs.

During the three months ended June 30, 2026 other expense was approximately $1.4 million as compared to other income of $32.5 million for the three months ended June 30, 2025. The 2026 other expense primarily is as a result of the reduction in the carrying value of one of the Company's long term investments. The $32.5 million of other income in 2025 was primarily a result of the increased value attributed to the Company's  investment in ABTC.

During the three months ended June 30, 2026, the Company recorded income tax expense of $2.4 million as compared to $0 in comparable period in 2025 primarily as a result of the lower net operating loss and certain income tax limitations under Internal Revenue Code Sections 162(m) and 382 the tax impact of certain expenses related to compensation that are not allowable which limit available deductions for income tax purposes.

Net loss attributable common stockholders' of $5.4 million in the three months ended June 30, 2026 was $19.7 million or 118% lower  than the $16.1 million net income reported in the comparable period of 2025. During the second quarter of 2026, the Company also recorded a deemed dividend of $0.4 million related to the May, 2026 inducement of the Company's Series B warrants.

  Six months ended June 30, 2026, compared to the six months ended June 30, 2025

During the six months ended June 30, 2026, we recognized approximately $52.6 million in revenue from operations, an increase of approximately $6.3 million or 14% as compared to the six months ended June 30, 2025, primarily driven by the increase in our activities of Dominari Securities. The increase in revenue was primarily attributable to the following:

i.

Underwriting service revenue increased by $15.1 million or 59% from $25.8 million to $40.9 million in the six months ended June 30, 2026 as compared to the comparable period 2025, reflecting the impact of it increased efforts in both private placement and registered offering underwriting activities and deal flow.

ii.

Carried interest revenue totaled $2.6 million in the six months ended June 30, 2026  as compared to $10.5 million in the comparable period in 2025 as a result of receiving variable consideration from investment management customers.

iii.	Commission revenues increased by $1.2 million, or 15% in the first six months of 2026 as compared to the same period in 2025, as a result of the increased customer trading activity.

During the six months ended June 30, 2026, we recognized $91.4 million in operating costs and expenses representing a decrease of $2.7 million or 3% as compared to the three months ended March 31, 2026. The decrease in operating costs and expenses is primarily a result of the following:

i.

Compensation and benefits increased by $15.2 million or 23% for the six months ended June 30, 2026 as compared to the same period in 2025 primarily as a result of increased commissions expenses of approximately $17.1 million and increases in bonus expense of approximately $34.1 million (of which $18.2 million of stock based compensation is included). Increases in compensation and benefits costs were primarily incurred to compensate employees for generation of the significantly increased revenues.

ii.

The Company recorded $111 thousand of advisory fees in three months ending March 31, 2026, as compared to $21.0 million in the comparable period in 2025 primarily as a result of the issuance of approximately 2.55 million shares of common stock to certain advisors in February 2025.

During the six months ended June 30, 2026, other expense was approximately $8.2 million as compared to other income of $32.9 million for the six months ended June 30, 2026. The 2026 other expense primarily is as a result of the loss on the sale of the Company’s ABTC stock for cash proceeds of approximately $32.5 million in January 2026 which was lower than the approximate December 31, 2025, book value of $39.4 million along with the reduction in the carrying value of one of the Company's long term investments. The $32.5 million of other income in 2025 was primarily a result of the increased value attributed to the Company's  investment in ABTC

During the six months ended June 30, 2026, the Company recorded income tax expense of $15.2 million as compared to $0 in comparable period in 2025 primarily as a result of the increased revenues, taxable gain on the sale of the Company’s ABTC stock in January 2026, and certain income tax limitations under Internal Revenue Code Sections 162(m) and 382 the tax impact of certain expenses related to compensation that are not allowable which limit available deductions for income tax purposes.

Net loss attributable to common stockholders' of $62.8 million in the six months ended June 30, 2026, was $31.7 million or 199% higher than the $15.9 million loss reported in the comparable period of 2025. In the first six  months of 2026, non-controlling interest of $23 thousand was recorded slightly increasing the net loss attributable to common stockholders’ of the Company. During the second quarter of 2026, the Company also recorded a deemed dividend of $0.4 million related to the May, 2026 inducement of the Company's Series B warrants.

Non-GAAP Comparison of Results for the Three and Six Months Ended June 30, 2026, and June 30, 2025

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

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Loss from operations	$(1,142)	$(14,856)
Non-cash stock-based compensation	527	26,173
Adjusted (loss) income from operations	$(615)	$11,317

Net income (loss) attributable to common stockholders’ of Dominari Holdings	$(5,404)	$16,610
Non-cash stock-based compensation	527	26,173
Adjusted net (loss) income before income tax expense	$(4,877)	$42,783
Adjustment to the provision for income taxes	-	-
Adjusted net (loss) income to common stockholders’ of Dominari Holdings	(4,877)	42,783
Adjusted net (loss) income per share, basic	$(0.21)	$2.88
Weighted average number of shares outstanding, basic	22,754,753	14,830,534

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Loss from operations	$(38,764)	$(47,739)
Non-cash stock-based compensation	19,806	54,799
Adjusted (loss) income from operations	$(18,958)	$7,060

Net loss attributable to common stockholders’ of Dominari Holdings	$(62,462)	$(15,878)
Non-cash stock-based compensation	19,805	54,799
Adjusted net (loss) income before income tax expense	$(42,657)	$38,921
Adjustment to the provision for income taxes	228	4,482
Adjusted net (loss) income to common stockholders’ of Dominari Holdings	(42,885)	34,439
Adjusted net (loss) income per share, basic	$(2.10)	$2.69
Weighted average number of shares outstanding, basic	20,424,457	12,814,079

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our business plan to support our transition into the financial services industry. Our working capital amounted to approximately $15.8 million as of June 30, 2026. As of June 30, 2026, we had approximately $25.0 million of cash and cash equivalents, $2.4 million of marketable securities and $4.5 million of securities owned. Additionally, we had approximately $6.0 million in receivable from clearing brokers. All of such funds are available to fund our operations. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	As of June 30,
	2026	2025
Cash provided by (used in)
Operating activities	$(38,844)	$882
Investing activities	45,022	(4,268)
Financing activities	(15,139)	8,776
Net increase (decrease) in cash	$(8,961)	$5,390

Cash Flows from Operating Activities

For the six months ended June 30, 2026 and 2025, net cash (used in) provided by operations was approximately ($38.9) million and $0.9 million. The cash used in operating activities for the six months ending June 30, 2026, is primarily attributable to net loss of approximately $62.2 million, offset primarily by non-cash commission expense of approximately $7.6 million, increases in income taxes payable of approximately $8.3 million and stock-based compensation of approximately $19.8 million. The cash provided by operating activities for the six months ended June 30, 2025, was primarily attributable to a net loss of $14.8 million and a reduction in receivable from brokers of approximately $13.7 million, and the change in carrying value of $32.0 million being offset by an increase in accrued commissions of approximately $10.9 million, an increase in stock based compensation of approximately $54.8 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2026 and 2025, net cash provided by (used in) investing activities was approximately $45.1 million and $(4.3) million, respectively. The cash provided by investing activities for the six months ending June 30, 2026, primarily resulted from our sale of marketable securities of approximately $46.4 million , that included the sale of the Company’s ABTC shares for $32.4 million in net proceeds, along with $17.9 million of sales of securities owned, partially offset by our purchase of securities owned  of approximately $10.0 million and purchase of marketable securities of approximately $9.4 million. The cash used in investing activities totaling $4.3 million for the six months ended June 30, 2025, primarily resulted from our purchases of marketable securities of approximately $13.1 million, partially offset by sale of marketable securities of approximately $6.9  million and collection of principal on notes receivable of $1.1 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2026 and 2025, net cash (used in) provided by financing activities was approximately $(15.1) million and $8.8 million, respectively. The cash used in financing activities for the six months ending June 30, 2026, resulted from dividends paid of approximately $19.0 million offset by the issuance of common stock for warrants exercised of approximately $4 million. The cash provided by financing activities for the six months ended June 30, 2025, was primarily driven by fund raising related to issuance of common stock of $13.5 million, partially offset by payment of dividends totaling $7.1 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2025, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2025, which have not been remediated as of June 30, 2026.

During the year  ended December 31, 2025, due to prior periods staffing and resource constraints, the Company required significant additional effort to close the books and records, and record appropriate account adjustments. As such, information technology, business processes and financial reporting controls were deemed to be ineffective due to (a) the lack of personnel to ensure the books and records are closed accurately and on a timely basis, (b) lack of sufficient review over the accounting for certain transactions recorded at fair value, (c) the lack of appropriate segregation of duties, (d) certain general information technology control deficiencies regarding user access provisioning and administrative access review, and (e) insufficient documentation to support and evidence the design and implementation of controls. As disclosed below, during the six months ended June 30, 2026 the Company has put into place certain remedial actions

Remedial Actions

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOMINARI HOLDINGS INC.

Date: August 10, 2026	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer

Date: August 10, 2026	By:	/s/ Tim Ledwick
Tim Ledwick
Chief Financial Officer