Form 10-Q
period 2026-09-30
Dominari Holdings Inc.
filed 2026-11-10
CIK 12239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026 there were 23,882,677 shares of the Company’s common stock issued and outstanding.

DOMINARI HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOMINARI HOLDINGS INC.

Condensed Consolidated Balance Sheets

($ in thousands except share and per share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,989	$34,005
Marketable securities	2,622	46,516
Securities owned	4,771	9,756
Receivable from clearing brokers	4,707	3,995
Long-term equity investments	9,837	11,744
Accounts receivable	1,828	-
Note receivable	93	-
Loans to employees	1,337	1,767
Right-of-use assets	2,291	2,721
Prepaid expenses and other assets	4,204	2,403
Total assets	$55,679	$112,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$792	$611
Accrued compensation and commissions	5,579	17,754
Accrued dividends payable	296	10,335
Contract liabilities	8,632	4,504
Lease liability	2,454	2,841
Liability for unrecognized tax benefits	13,739	7,318
Income tax payable	1,179	-
Other liabilities	594	173
Total liabilities	33,265	43,536

Stockholders’ equity
Preferred stock, $.0001 par value, 50,000,000 authorized
Convertible Preferred Series D: 5,000,000 shares designated; 3,825 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation value of $0.0001 per share	-	-
Convertible Preferred Series D-1: 5,000,000 shares designated; 834 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation value of $0.0001 per share	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,873,765 and 16,067,435 shares issued as of September 30, 2026 and December 31, 2025, respectively; 25,391,569 and 16,067,435 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	3	-
Treasury stock, at cost, 482,196 shares as of September 30, 2026, and 0 shares as of December 31, 2025	(1,164)	-
Additional paid-in capital	366,054	337,505
Accumulated deficit	(341,837)	(268,134)
Total Dominari Holdings stockholders’ equity	23,056	69,371
Non-controlling interests	(642)	-
Total stockholders’ equity	22,414	69,371
Total liabilities and stockholders’ equity	$55,679	$112,907

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Operations

($ in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Underwriting services	$7,170	$32,866	$48,021	$58,636
Carried interest	5,016	8,704	7,663	19,204
Commissions	2,421	6,722	11,478	14,570
Interest income	469	447	1,055	827
Principal transactions	(150)	2,871	(1,718)	4,039
Other revenue	1,455	807	2,476	1,424
Total revenue	16,381	52,417	68,975	98,700

Operating costs and expenses
Compensation and benefits	15,051	50,332	97,448	117,507
Advisory fees	25	59	137	21,020
Legal fees	229	808	1,765	2,321
Professional and consulting fees	1,997	1,544	3,505	2,771
Other expenses	961	104	6,766	3,250
Total operating expenses	18,263	52,847	109,621	146,869
Loss from operations	(1,882)	(430)	(40,646)	(48,169)

Other income (expenses)
Other income	203	-	374	-
Interest income	34	95	144	146
Gain (loss) on marketable securities, net	219	158,416	(6,862)	159,055
Realized loss on long term equity investments	(750)	-	(750)	-
Realized and unrealized gain on notes receivable, net	-	-	-	221
Change in carrying value of investments	-	(32,000)	(1,400)	-
Total other income (expenses)	(294)	126,511	(8,494)	159,422
Net (loss) income before income tax expense	(2,176)	126,081	(49,140)	111,253
Provision for income taxes	(661)	-	14,562	-
Net (loss) income before non-controlling interest and deemed dividend	(1,515)	126,081	(63,702)	111,253
Less: Net income attributable to non-controlling interests	106	871	256	1,921
Net (loss) income before deemed dividend	(1,621)	125,210	(63,958)	109,332
Common stock deemed dividend - inducement	(320)	-	(745)	-
Net (loss) income attributable to common stockholders of Dominari Holdings Inc.	$(1,941)	$125,210	$(64,703)	$109,332

Net (loss) income per share, basic and diluted
Basic	$(0.08)	$8.11	$(2.97)	$7.98
Diluted	$(0.08)	$7.27	$(2.97)	$7.86

Weighted average number of shares outstanding, basic and diluted
Basic	24,477,426	15,442,342	21,790,293	13,700,375
Diluted	24,477,426	17,223,257	21,790,293	13,902,950

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except share and per share amounts)

(Unaudited)

For the Three Months Ended September 30, 2026 and 2025

									Dominari
					Additional				Holdings	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at June 30, 2026	4,659	$-	24,243,646	$2	$361,734	-	$-	$(339,896)	$21,840	$50	$21,890
Stock-based compensation - employees	-	-	-	-	680	-	-	-	680	-	680
Issuance of common stock from warrants exercised	-	-	1,630,119	1	3,320	-	-	-	3,321	-	3,321
Stock-based compensation- advisors	-	-	-	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(482,196)	(1,164)	-	(1,164)	-	(1,164)
Dividends issued	-	-	-	-	-	-	-	-	-	-	-
Deemed dividend	-	-	-	-	320	-	-	(320)	-	-	-
Distributions to non-controlling interest	-	-	-	-	-	-	-	-	-	(798)	(798)
Net loss	-	-	-	-	-	-	-	(1,621)	(1,621)	106	(1,515)
Balance at September 30, 2026	4,659	$-	25,873,765	$3	$366,054	(482,196)	$(1,164)	$(341,837)	$23,056	$(642)	$22,414

									Dominari
					Additional				Holdings	Non-
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at June 30, 2025	4,659	$-	15,295,930	$-	$334,475	60,148	$(501)	$(246,424)	$87,550	$1,050	$88,600
Stock-based compensation	-	-	-	-	12	-	-	-	12	-	12
Issuance of Common Stock from warrants exercised	-	-	581,541	-	2,298	-	-	-	2,298	-	2,298
Retirement of treasury stock	-	-	(60,148)	-	(501)	(60,148)	501	-	-	-	-
Dividend issued	-	-	-	-	-	-	-	(4,910)	(4,910)	-	(4,910)
Distribution to Non Controlling interest	-	-	-	-	-	-	-	-		(1,784)	(1,784)
Net income	-	-	-	-	-	-	-	125,210	125,210	871	126,081
Balance at September 30, 2025	4,659	$-	15,817,323	$-	$336,284	-	$-	$(126,124)	$210,160	$137	$210,297

See accompanying notes to unaudited condensed consolidated financial statements.

For the Nine Months Ended September 30, 2026 and 2025

									Dominari
					Additional				Holdings	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2025	4,659	$-	16,067,435	$-	$337,505	-	$-	$(268,134)	$69,371	$-	$69,371
Stock-based compensation - employees	-	-	6,471,346	-	20,423	-	-	-	20,423	-	20,423
Issuance of common stock from warrants exercised	-	-	3,334,984	3	7,320	-	-		7,323	-	7,323
Stock-based compensation- advisors	-	-	-	-	61	-	-	-	61	-	61
Purchase of treasury stock	-	-	-	-	-	(482,196)	(1,164)	-	(1,164)		(1,164)
Dividends issued	-	-	-	-	-	-	-	(9,000)	(9,000)		(9,000)
Deemed dividend	-	-	-	-	745	-	-	(745)	-		-
Distributions to non-controlling interest	-	-	-	-	-	-	-	-	-	(898)	(898)
Net loss	-	-	-	-	-	-	-	(63,958)	(63,958)	256	(63,702)
Balance at September 30, 2026	4,659	$-	25,873,765	$3	$366,054	(482,196)	$(1,164)	$(341,837)	$23,056	$(642)	$22,414

									Dominari
					Additional				Holdings	Non-
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interests	Equity
Balance at December 31, 2024	4,659	$-	7,037,022	$-	$263,820	60,148	$(501)	$(223,466)	$39,853	$-	$39,853
Stock-based compensation	-	-	1,240,969	-	33,867	-	-	-	33,867	-	33,867
Issuance of common stock	-	-	3,876,054	-	13,517	-	-	-	13,517	-	13,517
Issuance of Common Stock from warrants exercised	-	-	1,173,426	-	4,637	-	-	-	4,637	-	4,637
Advisory shares issued	-	-	2,550,000	-	20,944	-	-	-	20,944	-	20,944
Retirement of treasury stock	-	-	(60,148)	-	(501)	(60,148)	501	-	-	-	-
Distribution to Non Controlling interest	-	-	-	-	-	-	-	-	-	(1,784)	(1,784)
Dividends issued	-	-	-	-	-	-	-	(11,990)	(11,990)	-	(11,990)
Net income	-	-	-	-	-	-	-	109,332	109,332	1,921	111,253
Balance at September 30, 2025	4,659	$-	15,817,323	$-	$336,284	-	$-	$(126,124)	$210,160	$137	$210,297

See accompanying notes to unaudited condensed consolidated financial statements.

DOMINARI HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net (loss) income before non-controlling interest and deemed dividend	$(63,702)	$111,253
Amortization of right-of-use assets	430	309
Depreciation	47	78
Non-cash underwriting revenue	(10,080)	(17,909)
Non-cash commissions expense	7,610	16,651
Stock-based compensation – employees	20,423	54,811
Stock-based compensation – advisors	61	-
Realized loss (gain) on marketable securities	8,945	437
Unrealized gain on marketable securities	(2,008)	(159,186)
Realized (gain) loss on securities owned	(3,343)	460
Unrealized loss (gain) on securities owned	5,059	(4,500)
Realized loss on long term equity investments	750	-
Realized and unrealized (gain) on note receivable	-	(221)
Change in carrying value of long term investments	1,400	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,848)	(238)
Receivable from clearing brokers	(712)	(11,581)
Accounts receivable	(1,828)	-
Notes receivable, at fair value – net interest accrued	(93)	(21)
Security deposits	-	(25)
Accounts payable and accrued expenses	181	(140)
Accrued compensation and commissions	(12,175)	2,731
Lease liabilities	(387)	(272)
Contract liabilities	4,128	2,889
Liability for unrecognized tax benefits	6,421	-
Income tax payable	1,179
Other liabilities	573	442
Net cash (used in) operating activities	(38,969)	(4,032)

Cash flows from investing activities
Purchase of marketable securities	(9,440)	(16,960)
Sale of marketable securities	46,406	15,941
Purchase of securities owned	(10,455)	-
Sale of securities owned	16,192	-
Purchase of long term investments	(402)
Sale of long term equity investments	-	538
Collection of principal on note receivable	-	1,144
Collection of loans to employees	430	282
Net cash provided by investing activities	42,731	945

Cash flows from financing activities
Cash paid for dividends	(19,039)	(11,990)
Distributions to non-controlling interest	(898)	(1,784)
Purchase of treasury stock	(1,164)	-
Cash from issuance common stock, net of offering cost	-	13,517
Cash from issuance common stock for exercised warrants	7,323	4,637
Net cash (used in) provided by financing activities	(13,778)	4,380

Net (decrease) increase in cash and cash equivalents	(10,016)	1,293
Cash and cash equivalents, beginning of period	34,005	4,079
Cash and cash equivalents, end of period	$23,989	$5,372
Supplemental disclosures of cash flow information
Cash paid for interest	$11	$13
Cash paid for taxes	$6,962	$-
Deemed dividend	$745	$-

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

As of  September 30, 2026, the Company has approximately $24.0 million of cash and cash equivalents and $2.6 million of marketable securities as well as $4.8 million of securities owned. Additionally, the Company had approximately $4.7 million in receivable from clearing brokers. Additionally, the Company’s working capital balance at  September 30, 2026, totaled $14.5 million. Unless otherwise noted, all such funds are available to fund the Company’s operations. Based upon projected cash flow requirements, the Company has adequate cash and cash equivalents and marketable securities, together with the anticipated cash flow to fund its operations for at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2025 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and in conformity with the rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated balance sheets as of  September 30, 2026, condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The condensed consolidated balance sheet as of  December 31, 2025 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended  December 31, 2025.

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

Joint Ventures

On May 21, 2024, the Company entered into a limited liability company operating agreement to form Dominari Financial Heritage Strategies LLC (“DFHS”). The Company has a 50% interest in DFHS. The purpose of DFHS is to sell various insurance products and services, including life insurance, private placement insurance, group medical plans, qualified plans, business insurance, and family office and estate planning services. The Company has determined it is not the primary beneficiary of DFHS and thus will not consolidate the activities in its unaudited condensed consolidated financial statements. The Company will account for its interest in DFHS under the equity method accounting in accordance with ASC 323. As of  September 30, 2026, there has been no material activity in DFHS.

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

Receivable from Clearing Brokers

Receivable from Dominari Securities’ clearing brokers totaling $4.7 million consisted of approximately $0.5 million of liquid insured deposits, $1.2 million of commission receivable and $3 million of liquid deposits maintained by the Company with its clearing brokers as of  September 30, 2026. Receivable from Dominari Securities’ clearing brokers consisted of approximately $1.4 million of liquid insured deposits, $2.1 million of commissions receivable and $0.5 million of liquid deposits maintained by the Company with its clearing brokers as of  December 31, 2025. Such amount is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its clearing brokers to make required payments. Management considers the following factors when determining the collectability of specific accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. As of  September 30, 2026 and  December 31, 2025 an allowance for credit losses was deemed not necessary.

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

The following provides detailed information on the recognition of the Company’s revenue from contracts with customers:

●

Underwriting services include underwriting and private placement agent services in both the public and private equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings, and underwriting and distributing public and private debt. Underwriting and placement agent revenue are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. The Company expenses any costs associated with underwriting transactions and they are recorded on a gross basis within the compensation and benefits line item in the condensed consolidated statements of operations as the Company is acting as a principal in the arrangement. The Company applies the practical expedient under ASC 606, as any such costs would by amortized in one year or less. The Company also provides investment banking services. Investment banking services typically include fees earned for acting as a financial advisor for mergers and acquisitions or similar transactions. These services provided by the Company are not distinct from the potential transaction that may occur. Due to this, the Company believes the performance obligation for providing investment banking services is satisfied when the earliest occurs (i) termination of the engagement letter, (ii) expiration of engagement letter or (iii) successful transaction has occurred. Any non-cash consideration earned by the Company in providing the aforementioned services is recorded at fair value in accordance with ASC 820, on the date that revenue is recognized. The Company records such Non-cash consideration on the date at which its performance obligation is fulfilled using the date of contract inception as the fair value measurement date, as required by FASB ASC 606-10-32-21 and recorded as underwriting revenues. Any changes resulting from the form of the consideration after contract inception (e.g. fair value) are not included in the transaction price and, therefore, are included in principal transactions. To the extent changes in the noncash consideration occur for reasons other than the form of the consideration (e.g., notional quantity of instruments provided is based upon the Company’s performance), the Company applies relevant guidance on variable consideration, constraining such amounts until the associated uncertainty is resolved. Similarly, any commissions or compensation expense from providing non-cash consideration provided to employees and is recognized at fair value in accordance with ASC 820 on the same date.

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

●

Contract liabilities relate to payments received in advance of performance under the contract and are the result of remaining performance obligations for management services. Contract liabilities are recognized as revenues when the Company provides ongoing investment management As of  September 30, 2026, the Company recognized $8.6 million of contract liabilities of which $3.6 million is expected to be recognized within a year. The remaining balance is expected to be recognized through 2031. During the three months ended  September 30, 2026, the Company recognized revenue of $1.4 million that was included in contract liabilities as of  December 31, 2025. Any costs incurred to obtain the underlying contract in which the Company receives management fees are capitalized and amortized over the accepted revenue period.

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

Note 4. Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2026 and 2025, which are recorded as a component of gains and (losses) on marketable securities on the unaudited condensed consolidated statements of operations, are as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Realized gain / (loss)	$(2,073)	$(1,486)	$(8,945)	$(437)
Unrealized gain	2,292	159,856	2,008	159,186
Dividend income	-	46	75	306
Total	$219	$158,416	$(6,862)	$159,055

Note 5. Long-Term Equity Investments

The Company holds interests in several privately held companies as long-term investments. The following table presents the Company’s long-term investments as of  September 30, 2026, and  December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
		Carrying		Carrying
	Cost Basis	Value	Cost Basis	Value
Investment in Kerna Health	$2,140	$4,940	$2,140	$4,940
Investment in Revere Master SPV Series 1 (Qxpress Pte Ltd)*	1,000	1,000	1,000	1,000
Investment in MW LSV MasterClass, LLC (Yanka Industries, Inc. d.b.a.
Masterclass)*	170	170	170	170
Investment in Payward, Inc. and MWSI VC Kraken-II, LLC (Payward, Inc. d.b.a.Kraken)* *	597	364	597	364
Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)*	3,500	848	3,500	2,248
Investment in Tesspay, Inc. and Revere Master SPV Series VI (TessPay, Inc.)**	1,240	1,240	1,240	1,240
Investment in Discord Inc.	476	476	476	476
Investment in Automation Anywhere, Inc.	476	397	476	397
Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)*	-	-	100	109
Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)*	-	-	25	25
Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)*	-	-	25	25
Investment in AdvEn Inc.	750	-	750	750
Investment in American Ventures LLC Series XX (TracX Logis Pte Ltd..)*	102	102	-	-
Investment in American Ventures QP Opportunity Fund LLC	100	100	-	-
Investment in QP Series I Vast	100	100	-	-
Investment in Blue Origin	100	100	-	-
Total	$10,751	$9,837	$10,499	$11,744

*	Investments made in these companies are through a Special Purpose Vehicle (“SPV”). The SPV is the holder of the actual stock. The Company does not hold these stock certificates directly.

**	Investment made in these companies are through both an SPV and direct investments.

During the three months ended September 30, 2026, the Company recorded a realized loss of $750 thousand related to its Investment in AdvEn Inc.

The Company recorded a $32.0 million decrease to the carrying value for the three-month period ended September 30, 2025 as a result of the reclassification of the ABTC investment to marketable securities. The Company recorded a decrease in the carrying values of approximately $1.4 million and no change  for the nine  months ended September 30, 2026 and 2025, respectively.  Please see below details of the changes in carrying value by investment.

Investment in Aeon Partners Fund Series EG (Epic Games, Inc.)

The Company recorded a decrease in the carrying value of  its investment by approximately $1.4 million as a result of the revaluing its membership units based upon a July 2026 redemption of 400 membership units  at a price of $415 per unit.

Investment in Dominari Master SPV LLC Series VI (X.AI Corp. d.b.a. xAI)

As a result of X.AI being acquired by SpaceX in February 2026 in an all-stock transaction and then the corresponding SpaceX initial public offering in June 2026, the investment has been reclassified as a marketable security as of September 30, 2026.

Investment in Dominari Master SPV LLC Series XI (Cerebras Systems Inc.)

As a result of the Cerebras initial public offering on May 14, 2026, the Company's investment in Cerebras was moved to marketable securities as of September  30, 2026.

Investment in Dominari Master SPV LLC Series XII (Groq, Inc.)

The Company received $58 thousand  in distributions from Groq as a result of a NVIDIA Licensing Agreement payout. As part of the licensing deal with NVIDIA, the Company's shares of Groq were sold as part of the transaction.

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

Investment in AdvEn Inc.

As a result of AdvEn Inc. filing for bankruptcy protection in September 2026, the Company's investment in AdvEn was fully written-off as of September  30, 2026.

Note 6. Notes Receivable

As of  September 30, 2026, and  December 31, 2025, the Company had $93 thousand  and $0, respectively of notes receivable.

American Ventures LLC, SERIES XIV JFB

On August 31, 2026, the  Company entered  into a promissory note with American Ventures LLC, SERIES XIV JFB as  Borrower,  (the “JFB Note”) in the original amount of $137 thousand. In September 2026, the  Company received a principal repayment of  $44 thousand against the JFB Note leaving a balance of $93 thousand as of September 30, 2026. The maturity date is the earlier of (i) the first anniversary of the Loan Funding Date, or (ii)  five business days after at least $60.0 million of net cash proceeds has been received from "Realization Events" as defined as the sale or other liquidation of the Borrower's warrants.  In addition to repayment of the principal amount of the loan, the Company will receive its pro rata share of 50% of any profits earned by the Borrower resulting from Realization Events.+

American Innovative Robotics, LLC

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

The following table presents the Company’s assets and liabilities that are measured at fair value as of  September 30, 2026 and  December 31, 2025 ($ in thousands):

Fair value measured as of September 30, 2026
		Quoted	Significant
		prices in	other	Significant
	Total at	Active	observable	unobservable
	September 30,	Markets	inputs	inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Securities owned	$4,771	$675	$4,096	$-
Marketable securities	$2,622	$1,501	$1,121	$-

Fair value measured as of December 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Total at	active	observable	unobservable
	December 31,	markets	inputs	inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Securities owned	$9,756	$-	$8,014	$1,742
Marketable securities	$46,516	$45,049	$1,467	$-

Included in the fair value of level 2 securities owned are $1.7 million of securities at   September 30, 2026 that are subject to restrictions to which the Company cannot liquidate its investment until such restrictions are met.

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis ($ in thousands):

Securities owned at fair value as of December 31, 2025	$1,742
Unrealized loss included in principal transactions	(90)
Transfer to Level 2 fair value measurement	(1,652)
Securities owned at fair value as of September 30, 2026	$-

Note 8. Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following as of  September 30, 2026, and  December 31, 2025 ($ in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses	$1,518	$805
Security deposits	483	483
Property and equipment, net	87	135
Deferred expenses	1,545	-
Other	571	980
Total	$4,204	$2,403

Note 9. Leases

On December 1, 2021, the Company entered into a Lease Agreement (the “Company’s Lease”) with Trump Tower Commercial LLC, a New York limited liability company. Under the Company’s Lease, the Company rents a portion of the twenty-second floor at 725 Fifth Avenue, New York, New York (the “22nd Floor Premises”). The Company currently uses the 22nd Floor Premises to run its day-to-day operations. The initial term of the Company’s Lease is seven (7) years commencing on July 11, 2022 (“Commencement Date“). Under the Company’s Lease, the Company is required to pay monthly rent, commencing on January 11, 2023, equal to $12,874. Effective for the sixth and seventh years of the Company’s Lease, the rent shall increase to $13,502. The Company took possession of the 22nd Floor Premises on the Commencement Date.

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

The tables below represent the Company’s lease assets and liabilities as of  September 30, 2026:

September 30,
2026
Assets:
Operating lease right-of-use-assets	$2,291
Liabilities:
Current
Operating	$612
Long-term
Operating	1,842
$2,454

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC 842:

September 30,
2026
Weighted-average remaining lease term - operating leases (in years)	3.60
Weighted-average discount rate - operating leases	10.0%

During the three months ended September 30, 2026 and 2025, the Company recorded approximately $0.2 million  of lease expense to current period operations. During the nine months ended September 30, 2026 and 2025, the Company recorded approximately $0.6 million and $0.5 million, respectively,  of lease expense to current period operations.

The following table presents the lease expense to current period operations:

	Three Months Ended
	September 30,
	2026	2025
Operating leases
Operating lease cost	$209	$178
Short-term lease rent expense	2	2
Net rent expense	$211	$180

	Nine Months Ended
	September 30,
	2026	2025
Operating leases
Operating lease cost	$623	$535
Short-term lease rent expense	7	8
Net rent expense	$630	$543

As of  September 30, 2026, future minimum payments during the next five years and thereafter are as follows:

Operating
Leases
Remaining period Ended December 31, 2026	$218
Year Ended December 31, 2027	790
Year Ended December 31, 2028	766
Year Ended December 31, 2029	784
Year Ended December 31, 2030	377
Thereafter	-
Total	2,935
Less present value discount	(481)
Operating lease liabilities	$2,454

Note 10. Net Income (Loss) per Share

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the period ended September 30, 2026 are as follows:

As of September 30,
2026
Convertible preferred stock	34
Warrants to purchase common stock	2,252,647
Restricted stock awards	80,000
Options to purchase common stock	10,379,705
Total	12,712,386

The calculation of the Company’s diluted number of shares for the three and nine months ended September 30, 2025 is as follows:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025

Weighted average shares - basic	15,442,342	13,700,375

Effect of dilutive potential common shares:
Convertible preferred stock	34	34
Warrants to purchase common stock	1,732,975	154,913

Restricted stock awards	49,706	47,628

Weighted average shares - diluted	17,223,257	13,902,950

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

Options to purchase  10,036,333 shares of common stock that were outstanding during the three and nine months period ended September 30, 2025 were not included in the computation of diluted EPS because either the exercise price was greater than the average market price of the common shares or those where the exercise price was below the average market price of the common shares were antidilutive. These options, which expire between August 2026 and February 2035, were still outstanding at the end of September 30, 2025.

Note 11. Stockholders’ Equity and Convertible Preferred Stock

Common Stock

As of  September 30, 2026, there are 25,873,765 shares of common stock issued and 25,391,569 shares outstanding. This includes 80,000 unvested shares issued that are subject to forfeiture through December 11, 2026.

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

Treasury Stock

On September 16, 2026, the Company's board of directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its outstanding stock for an aggregate purchase price not to exceed $5 million dollars. As of September 30, 2026 the Company repurchased 405,165 shares under the Share Repurchase Program for approximately $1.0 million.

On September 30, 2026, under the terms of the Company's 2022 Equity Incentive Plan, the Company withheld 77,031 shares of the 316,346 shares that vested related to Mr. Tim Ledwick's employment agreement to cover payroll taxes resulting from the grant. The fair value of the shares withheld was approximately $168 thousand and is included in  the Company's Treasury Stock.

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

On August 13 2026, the Company entered into Inducement Agreements with certain holders (“Holders”) of the Series A warrants of the Company.   Pursuant to the Inducement Agreements, the Holders were offered options to either (A) exercise for cash their Existing Warrants at a reduced exercise price of $2.20 per share (“Option A”) or (B) exchange all, but not less than all, of such Holder’s unexercised Existing Warrants for shares of Common Stock at an exchange ratio of 5:1, such that for every 5 shares of Common Stock underlying the exchanged Series A Warrants, the Company would issue one share of Common Stock (the “Exchange Shares”) for no additional consideration . In september, the Company received gross proceeds of approximately $3.3 million pursuant to Option A elections in exchange for 1,508,999 shares of Common stock and issued 123,123 shares of Common Stock pursuant to Option B elections by Holders in exchange for 605,614 Series A warrants. The Option B exchanges resulted in a common stock deemed dividend - inducement of $320 thousand and is included as such in the condensed consolidated statement of operations.

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

As of  September 30, 2026, and  December 31, 2025, 5,000,000 Series D Preferred Stock was designated; 3,825 and 3,825 shares remained issued and outstanding.

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

As of  September 30, 2026 and  December 31, 2025, 5,000,000 Series D-1 Preferred Stock was designated; 834 and 834 shares remained issued and outstanding.

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

Cash dividends declared in 2025 totaled $22.2 million and have been charged to accumulated deficit. Dividends paid for the three months ended  September 30, 2025, totaled $4.9 million, and dividends paid for the nine months ended September 30, 2025, totaled $12 million. Dividends declared totaled $10.3 million during the three months ended  December 31, 2025, of which $10.1 million were paid during the nine months ended  September 30, 2026. Cash dividends declared for the three and nine months ended September 30, 2026 totaled $0 and $9.0 million respectively and have been charged to accumulated deficit. Dividends paid for the three and nine months ended September 30, 2026 totaled $0 and $19.0 million, respectively. As a result of the above, the Company has a dividend payable of $0.3 million as of  September 30, 2026.

Warrants

A summary of warrant activity for the nine months ended September 30, 2026, is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
		Exercise	Total Intrinsic	Contractual
	Warrants	Price	Value ($000s)	Life (in years)
Outstanding as of December 31, 2025	6,690,768	$5.38	$6,186	3.9
Granted	-	-	-	-
Expired	(253,670)	$34.00	-	-
Exercised	(3,057,452)	$2.39	-	-
Exchanged	(1,126,999)	$-
Outstanding as of September 30, 2026	2,252,647	$4.78	$-	3.2

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

See Restricted Stock roll-forward below.

A summary of restricted stock awards activity for the nine months ended September 30, 2026, is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Day
	Stock Awards	Fair Value
Nonvested at December 31, 2025	396,346	$4.29
Granted	6,075,000	$3.08
Vested	(6,391,346)	$3.14
Forfeited	-	$-
Nonvested at September 30, 2026	80,000	$4.76

Stock-based compensation associated with restricted stock awards was approximately $502 thousand and $12 thousand for the three months ended September  30, 2026 and 2025, respectively. Stock-based compensation associated with restricted stock awards was approximately $20.2 million and $7.7 million for the nine months ended September 30, 2026 and 2025, respectively. All stock compensation was recorded as a component of compensation and benefits expenses. The 80,000 nonvested restricted stock units that were approved in December 2025 in the table above are reflected as being issued in the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2026.

As of  September 30, 2026, there is approximately $74 thousand of unrecognized stock-based compensation expense related to restricted stock awards.

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

On December 1, 2025, the Company entered into an advisory agreement with a certain individual who was issued 50,000 nonqualified stock options (“Advisor Options”). Each party reserves the right to terminate the agreement at any time, with or without cause, upon five (5) days prior written notice to the other party. One half of the Advisor Options shall vest and become exercisable during its term on December 1, 2025, and one half of the Advisor Options shall vest and become exercisable during its term on June 1, 2026, in the manner and subject to the terms and conditions of the Plan and the Stock Option Grant Agreement (the “Option Grant Agreement”). The Company used a Black Scholes valuation to calculate the grant date fair value of the Advisor Options. The fair value of the Advisor Options amounted to $146 thousand and the Company recorded an expense of $61 thousand during the nine months ended September 30, 2026 related to such options.

On July 1, 2026, the Company issued 310,000 nonqualified stock options of the Company’s common stock under the Company’s  Plan. These options s will vest on the one-year anniversary of the grant date; provided that in the event of a change in control prior to any such vesting date, the shares, which have not yet vested shall vest and become nonforfeitable upon the effective date of such change in control, with a total fair value of $381 thousand. The Company used a Black Scholes valuation to calculate the grant date fair value of the options.  The fair value of the options amounted to $714 thousand and the Company recorded an expense of $179 thousand during the nine months ended September 30, 2026 related to such options.

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2026, is presented below:

				Weighted
		Weighted		Average
		Average	Total	Remaining
	Number of	Exercise	Intrinsic	Contractual Life
	Shares	Price	Value	(in years)
Outstanding as of December 31, 2025	10,072,646	$6.16	$26	9.1
Employee options granted	310,000	$3.05	$-	-
Employee options exercised	-	$-	$-	-
Employee options expired	(2,941)	$10.88	$-	-
Employee options forfeited	-	$-	$-	-
Outstanding as of September 30, 2026	10,379,705	$6.07	$-	8.4
Options vested and exercisable	10,069,705	$6.16	$-	8.3

Stock-based compensation associated with stock options was approximately $179 thousand and $0 for the three months ended September  30 2026 and 2025, respectively. Stock-based compensation associated with stock options was approximately $239 thousand and $26.2 million for the nine months ended September 30, 2026 and 2025, respectively. All stock compensation was recorded as a component of compensation and benefits expenses.

At September  30, 2026 there was approximately $536 thousand of  future stock-based compensation expense relating to unvested stock options.

Non-controlling Interest

As previously discussed, the Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. In addition, Company owns 65% of AVO Manager and AVO Investment Manager, the remaining 35% is owned by non-controlling parties. As such, 35% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. As of  September 30, 2026, the net income attributable to non-controlling interests was $256 thousand of which the Company owes $37 thousand at  September 30, 2026. During the nine months ended September 30, 2026, the Company distributed $898 thousand to non-controlling interests.

Note 12. Revenue

Disaggregation of Revenue

For the three and nine months ended September 30, 2026 and 2025 total revenue and revenue related to contracts with customers within the scope of Topic 606 were ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2026	2025	2026	2025
Underwriting services	$7,170	$32,866	$48,021	$58,636
Carried interest	5,016	8,704	7,663	19,204
Commissions	2,421	6,722	11,478	14,570
Interest income – customers	65	119	215	240
Other revenue	577	665	1,024	1,110
Management fees	878	134	1,452	314
Total revenue from contracts with customers	16,127	49,210	69,853	94,074
Principal transactions	(150)	2,871	(1,718)	4,039
Interest income – noncustomer	404	336	840	587
Total revenue	$16,381	$52,417	$68,975	$98,700

Revenue Recognized at a Point in Time

The Company recognizes revenue that is transactional in nature and such revenue is earned at a point in time. For the nine months ended September 30, 2026, revenue that was recognized at a point in time includes underwriting services of $48.0 million, carried interest of $7.7 million, commissions of $11.5 million and principal transactions losses of $1.7 million consisting of $3.3 million of realized gains and $5.0 million of unrealized losses. For the nine months ended September 30, 2025, revenue that is recognized at a point in time includes underwriting services of $58.6 million, carried interest of $19.2 million , commissions of $14.6 million, and principal transactions of $4.0 million consisting of $0.5 million of realized loss and $4.5 million of unrealized gains.

Revenue Recognized Over Time

The Company recognizes revenue over a period of time, generally monthly on a straight-line basis, as services are performed, and performance obligations are satisfied. For the nine months ended September 30, 2026, revenue that is recognized over time includes other revenue of $1.0 million, management fees of $1.5 million, interest income from customers of $0.2 million, and interest income-noncustomers of $0.8 million. For the nine months ended September 30, 2025, revenue that was recognized over time includes other revenue of $1.1 million, management fees of $0.3 million, and interest income from customers of $0.2 million and interest income from non-customers of $0.6 million.

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

In March 2024, the Company received a notice of petition of a filed action seeking relief related to the hiring in March 2024 of new registered representatives from the representatives’ former employer. This notice was filed against the Company’s subsidiary, Dominari Securities. The Company does not agree with the plaintiff’s claims. While the Company intends to defend itself vigorously from this claim, it is unable to predict the outcome of such legal proceeding. Any potential loss as a result of this legal proceeding cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for the afore mentioned claim.

In the past, in the ordinary course of business, the Company actively pursued legal remedies to enforce its intellectual property rights and to stop unauthorized use of the Company’s technology. Other than ordinary routine litigation incidental to the business, the Company is not aware of any material, active or pending legal proceedings brought against it.

Note 14. Income Taxes

The Company’s income tax expense (benefit) for the three and  nine months ended September 30, 2026 is as follows ($ in thousands):

	3 months ended September 2026	9 months ended September 2026
U.S. Federal	$(864)	$10,834
State	203	3,728
Foreign	-	-
Current income tax expense (benefit)	$(661)	$14,562
U.S. Federal	-	-
State	-	-
Foreign	-	-
Deferred income tax expense (benefit)	-	-
Total income tax expense (benefit)	$(661)	$14,562

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

For the nine months ended September 30, 2026, the Company recorded income tax expense despite reporting a pretax loss. This result is primarily attributable to a significant permanent difference related to the limitation on the deductibility of certain executive compensation under Internal Revenue Code Section 162(m). The Company currently expects that a substantial portion of executive compensation will not be deductible for income tax purposes for the full fiscal year. As a result, the Company’s estimated annual taxable income is forecasted to be positive, despite an expected pretax book loss. Accordingly, the Company’s estimated annual effective tax rate is negative, as the projected annual income tax expense is divided by an expected pretax book loss. The application of this negative AETR to year-to-date ordinary pretax loss results in the recognition of income tax expense in the interim period, rather than a tax benefit that would otherwise be expected based on the pretax loss.

In addition, the Company recognized the tax effect of a discrete item during the nine months ended September 30, 2026, which further impacted income tax expense in the period. Discrete items are excluded from the determination of the AETR and are recorded in the period in which they occur. During the period, the Company recognized a book loss of approximately $6.9 million related to the sale of the Company’s marketable securities in American Bitcoin Corp (“ABTC”) stock. For income tax purposes, the majority of the approximate $32.5 million of proceeds from the sale of the Company’s ABTC stock resulted in a $32.5 million were taxable ordinary income which is treated as a discrete item in the interim period. The income tax effect of this transaction increased current income tax expense by approximately $9.5 million.

The Company’s effective tax rate for the nine months ended September 30, 2026, was (7.0%). The primary drivers of the variance from the statutory rate were state taxes, Sec. 162m disallowed compensation, and valuation allowance. The Company will continue to assess its estimated annual effective tax rate each reporting period. Changes in forecasted pretax income, the amount of non-deductible compensation under Section 162(m), or other factors could result in significant adjustments to the Company’s interim income tax provision in future periods.

The Company recognizes the benefit of a tax position only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, based on its technical merits and assuming full knowledge of all relevant information. For positions that meet this recognition threshold, the benefit recognized is the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reassesses its tax positions at each reporting date.

During the nine months ended September 30, 2026, the Company recognized a liability for unrecognized tax benefits related to the deductibility of certain expenses on its 2025 income tax return and estimated 2026 tax liability. The Company concluded that the tax position does not meet the more-likely-than-not recognition threshold and, accordingly, did not recognize the related tax benefit in its financial statements.

The Company first established a liability for unrecognized tax benefits related to this position during the nine months ended September 30, 2026. At September 30, 2026, that liability was $13.7 million, including interest and penalties. Because the tax effect had previously been reported as part of income taxes payable, the Company reclassified those amounts from income taxes payable to the liability for unrecognized tax benefits. This reclassification had no effect on income tax expense or total liabilities, before any related interest and penalties.

At September 30, 2026, the Company’s total gross unrecognized tax benefits were $54.8 million.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense (benefit). For the three and nine months ended September 30, 2026, the Company recognized interest expense and penalties of $0.8 million, which are included within the liability for unrecognized tax benefits.

During the nine months ended September 30, 2025, the Company did not record any income tax expense or benefit.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the Company’s history of cumulative net losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective positive and negative evidence currently available, it is more likely than not that the Company will not realize the benefits of all deferred tax assets. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets of approximately $50.1 million as of  September 30, 2026 and $38.3 million as of  December 31, 2025. For the nine-month period ended  September 30, 2026, the change in valuation allowance is approximately $11.8 million.

As of  September 30, 2026, the Company has federal, state post-apportioned, and foreign net operating loss (“NOL”) carryforwards of approximately $76.7 million, $74.5 million, and $0, respectively. Of the federal amount, $29.8 million have a limited carryforward period and will begin to expire in 2026, and $47.0 million will have an indefinite carryforward period. Of the state post-apportioned amount, $74.5 million have a limited carryforward period and will begin to expire in 2038.

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

Note 15. Regulatory

Dominari Securities, the Company’s broker-dealer subsidiary, is registered with the SEC as an introducing broker-dealer and is a member of FINRA. The Company’s broker-dealer subsidiary is Dominari Securities is subject to SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, the subsidiary is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule15c3-1. As of  September 30, 2026, Dominari Securities had net capital of approximately $18.5 million in excess of minimum net capital requirement of $0.6 million.

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

Note 16. Related Party Transactions

In 2021, the Dominari Holdings engaged the services of Revere Securities, LLC (“Revere”) to assist in the management and building of the Company’s investment processes. Kyle Wool, Chief Executive Officer and one of the Company’s board members, was previously a member of the board of directors of Revere until June 2023 and held approximately 30% of Revere’s outstanding equity until May, 2025. From time to time, the Company participates in offerings of securities as an underwriter in transactions in which Revere also participates as an underwriter. For the nine months ended September 30, 2026, there were no such transactions. The Company earned $0.3 million in the nine months ended September 30, 2025 in transactions, which Revere also participated as an underwriter. As of May 20, 2025, Kyle Wool no longer holds an equity interest in Revere.

During the year December 31, 2024, the Company entered into employee loans with various employees totaling $2.4 million. The terms of the loan agreements range from 3 years to 7 years, with an average annual interest rate of approximately 3.2%. The total interest received for the nine months ended September 30, 2026 and 2025 was approximately $52 thousand and $21 thousand, respectively. As of  September 30, 2026 and 2025, the total outstanding balance of the employee loans was $1.3 million and $1.9 million, respectively and are included in loans to employees on the accompanying unaudited condensed consolidated balance sheets.

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

The Company owns 90% of AV Manager and AV Investment Manager, the remaining 10% is owned by non-controlling parties. As such, 10% of any profits earned by these entities are attributable to non-controlling interests and are presented in the unaudited condensed consolidated statements of changes in stockholders’ equity. On January 16, 2026, the Company entered into two Limited Liability Agreements with American VO Manager LLC (“AVO Manager”) and American VO  IM LLC (“AVO Investment Manager”). The Company holds a sixty five percent (65%) Membership Interest in each, and their operations are included within the consolidated financial statements of Dominari Holdings Inc. As of  September 30, 2026, the amount attributable to non-controlling interest was $256 thousand for the nine months ended September 30, 2026. There is $37 thousand payable to non-controlling interests as of  September 30, 2026.

The Company earns revenues for managing certain pooled investment vehicles which are related parties. These include the entirety of the management fee revenues totaling $1.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively and are classified as management fees in Note 12 and included in other revenue within the statement of operations. The total amount of contract liabilities disclosed in Note 3 represented amounts received in advance of revenue earned on managing such related party investment vehicles and are listed as contract liabilities in the unaudited condensed statement of financial condition totaling $8.6 million as of  September 30, 2026 and $4.5 million as of  December 31, 2025.

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

In the normal course of business, Dominari Securities provides underwriting and brokerage services to the Series Funds. As a result of services provided, the Company recognized approximately $16.8 million in underwriting revenue, $7.7 million in carried interest revenue, and $7.5 million of commission revenue to these funds during the Nine Months Ended 2026.

Note 17. Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. The measures of segment profitability that are most relied upon by the CODM are gross revenues and net income.

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

	Three Months Ended September 30, 2026
	Dominari	Legacy
	Financial	Holding Co.	Consolidated
Revenue	$16,381	$-	16,381
Operating Costs
Compensation and benefits	12,029	3,022	15,051
Advisory fees	-	25	25
Legal fees	82	147	229
Professional and consulting fees	1,774	223	1,997
Other operating expenses	663	298	961
Total operating expenses	14,548	3,715	18,263
Income / (loss) from operations	1,833	(3,715)	(1,882)

Other (expenses) income
Other income	-	203	203
Interest income	7	27	34
Gain on marketable securities	-	219	219
Realized loss on long term equity investments	-	(750)	(750)
Total other expenses	7	(301)	(294)
Net income before income taxes	1,840	(4,016)	(2,176)
Provision for income taxes	-	(661)	(661)
Net (loss) income before non-controlling interest and deemed dividend	$1,840	$(3,355)	$(1,515)
Net income attributable to non-controlling interests	-	(106)	(106)
Common stock deemed dividend - inducement	-	(320)	(320)
Net income (loss) attributable to stockholders	1,840	(3,781)	(1,941)
Total assets	$26,637	$29,042	$55,679

	Nine Months Ended September 30, 2026
	Dominari	Legacy
	Financial	Holding Co.	Consolidated
Revenue	$68,975	$-	$68,975
Operating Costs
Compensation and benefits	48,511	48,937	97,448
Advisory fees	-	137	137
Legal fees	1,378	387	1,765
Professional and consulting fees	2,156	1,349	3,505
Other operating expenses	4,259	2,507	6,766
Total operating expenses	56,304	53,317	109,621
Income / (loss) from operations	12,671	(53,317)	(40,646)

Other (expenses) income
Other income	-	374	374
Interest income	7	137	144
Loss on marketable securities	-	(6,862)	(6,862)
Realized loss on long term equity investments	-	(750)	(750)
Change in fair value of investments	-	(1,400)	(1,400)
Total other expenses	7	(8,501)	(8,494)
Net income (loss) before income taxes	12,678	(61,818)	(49,140)
Provision for income taxes	-	14,562	14,562
Net (loss) income before non-controlling interest and deemed dividend	12,678	(76,380)	(63,702)
Non-controlling interests	-	(256)	(256)
Common stock deemed dividend - inducement	-	(745)	(745)
Net income (loss) attributable to stockholders	$12,678	$(77,381)	$(64,703)
Total assets	$26,637	$29,042	$55,679

	Three Months Ended September 30, 2025
	Dominari	Legacy
	Financial	Holding Co.	Consolidated
Revenue	$52,417	$-	$52,417

Compensation and benefits	31,564	18,768	50,332
Advisory fees	59	-	59
Legal fees	723	85	808
Professional and consulting fees	1,165	379	1,544
Other operating expenses	24	80	104
Income (loss) from operations	18,882	(19,312)	(430)

Other income
Interest income	-	95	95
Gain on marketable securities	-	158,416	158,416
Change in carrying value of investments	-	(32,000)	(32,000)
Total other income	-	126,511	126,511
Net income before non-controlling interests	18,882	107,199	126,081
Non-controlling interests	(871)	-	(871)
Net income attributable to stockholders	$18,011	$107,199	$125,210

Total assets	$83,124	$140,322	$223,446

	Nine Months Ended September 30, 2025
	Dominari	Legacy
	Financial	Holding Co.	Consolidated
Revenue	$98,700	$-	$98,700
Operating Costs
Compensation and benefits	68,815	48,692	117,507
Advisory fees	59	20,961	21,020
Legal fees	1,649	672	2,321
Professional and consulting fees	1,960	811	2,771
Other operating expenses	2,037	1,213	3,250
Income (loss) from operations	24,180	(72,349)	(48,169)

Other income
Interest income	-	146	146
Gain on marketable securities	-	159,055	159,055
Unrealized gain on note receivable	-	221	221
Change in fair value of investments	-	-	-
Total other income	-	159,422	159,422
Net income (/loss) before non-controlling interests	24,180	87,073	111,253
Non-controlling interests	(1,921)	-	(1,921)
Net income (loss) attributable to stockholders	$22,259	$87,073	$109,332

Total assets	$83,124	$140,322	$223,446

Note 18. Subsequent Events

Treasury stock

As described above in Note 11 above,  in September 2026, the Company's board of directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its outstanding stock for an aggregate purchase price not to exceed $5 million dollars. Subsequent to September 30, 2026 , the Company has purchased an additional 1,532,047 shares for approximately $2.4 million. As of November 5, 2026,  under this Share Repurchase Program,  the Company has  repurchased a total 1,937,212 shares under the for approximately $3.4 million and has retired a total of 1,914,057 of such shares.

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

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three and Nine Months Ended September 30, 2026, compared to the Three and Nine Months Ended September 30, 2025

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Underwriting services	$7,170	$32,866	$48,021	$58,636
Carried interest	5,016	8,704	7,663	19,204
Commissions	2,421	6,722	11,478	14,570
Interest income	469	447	1,055	827
Principal transactions	(150)	2,871	(1,718)	4,039
Other revenue	1,455	807	2,476	1,424
Total revenue	16,381	52,417	68,975	98,700

Operating costs and expenses
Compensation and benefits	15,051	50,332	97,448	117,507
Advisory fees	25	59	137	21,020
Legal fees	229	808	1,765	2,321
Professional and consulting fees	1,997	1,544	3,505	2,771
Other expenses	961	104	6,766	3,250
Total operating expenses	18,263	52,847	109,621	146,869
Loss from operations	(1,882)	(430)	(40,646)	(48,169)

Other income (expenses)
Other income	203	-	374	-
Interest income	34	95	144	146
Gain/(Loss) on marketable securities, net	219	158,416	(6,862)	159,055
Realized (loss) on long term equity investments	(750)		(750)
Realized and unrealized gain loss on notes receivable, net	-	-	-	221
Change in carrying value of investments	-	(32,000)	(1,400)	-
Total other income (expenses)	(294)	126,511	(8,494)	159,422
Net (loss) income before income tax expense	$(2,176)	$126,081	$(49,140)	$111,253
Provision for income taxes	(661)	-	14,562	-
Net (loss) income	(1,515)	126,081	(63,702)	111,253
Net income attributable to non-controlling interests	106	871	256	1,921
Deemed dividend	(320)	-	(745)	-

Net (loss) income attributable to common stockholders of Dominari Holdings Inc.	$(1,941)	$125,210	$(64,703)	$109,332

      Three months ended September 30, 2026, compared to the three months ended September 30, 2025

During the three months ended September 30, 2026, we recognized approximately $16.4 million in revenue from operations, a decrease of approximately $36 million or 69% as compared to the three months ended September 30, 2025. The decrease in revenue was primarily attributable to the following:

i.

Underwriting service revenue decreased by $25.7 million or 78% to $7.2 million from $32.9 million in the three months ended September 30, 2026 as compared to the comparable period in 2025, reflecting the impact of fewer deal closings in both private placement and registered offering underwriting activities.

ii.

Carried interest revenue totaled $5.0 million in third quarter of 2026 as compared to $8.7 million in the third quarter of 2025 as a result of decrease in receiving variable consideration from investment management customers.

iii.

Commission revenues decreased by $4.3 million, or 64% in the third quarter of  2026 as compared to the same period in 2025, from $6.7 million to $2.4 million, as a result of the decreased customer trading activity.

During the three months ended September 30, 2026, we recognized $18.3 million in operating costs and expenses representing a decrease of $34.6 million or 65% as compared to the three months ended September 2025. The decrease in operating costs and expenses is primarily a result of the following:

i.

Compensation and benefits decreased by $35.3 million or 70% for the three months ended September 30, 2026 as compared to the same period in 2025 primarily as a result of decreased commissions expenses of approximately $30.0 million and a decrease of approximately $5.0 million in another variable compensation. The decrease in commission costs reflect the lower revenues recorded in the three months ended September 30, 2026 as compared to the comparable period in 2025.

ii.

The Company recorded $961 thousand of other expenses in three months ending September 30, 2026, as compared to $104 thousand in the comparable period in 2025 primarily as a result of higher travel and insurance costs.

During the three months ended September 30, 2026 other expense was approximately $0.3 million as compared to other income of $126.5 million for the three months ended September 30, 2025. The 2026 other expense primarily is as a result of the reduction in the carrying value of one of the Company's long term investments. The $126.5 million of other income in 2025 was primarily a result of the increased value attributed to the Company's  investment in ABTC.

During the three months ended September 30, 2026, the Company recorded income tax benefit of $0.7 million as compared to $0 in comparable period in 2025 primarily as a result of the third quarter loss.

Net loss attributable common stockholders' of $1.9 million in the three months ended September 30, 2026 versus net income of $125.2 million reported in the comparable period of 2025. During the third quarter of 2026, the Company also recorded a deemed dividend of $0.3 million related to the September, 2026 inducement of the Company's Series A warrants.

  Nine months ended September 30, 2026, compared to the Nine months ended September 30, 2025

During the nine months ended September 30, 2026, we recognized approximately $69 million in revenue from operations, an decrease of approximately $29.7 million or 30% as compared to the nine months ended September 30, 2025, primarily driven by the decrease in our activities of Dominari Securities. The decrease in revenue was primarily attributable to the following:

i.

Underwriting service revenue decreased by $10.6 million or 18% from $58.6 million to $48 million in the nine months ended September 30, 2026 as compared to the comparable period 2025, reflecting the impact of decrease in both private placement and registered offering underwriting activities and deal flow.

ii.

Carried interest revenue totaled $7.7 million in the nine months ended September 30, 2026 as compared to $19.2 million in the comparable period in 2025. The decrease of $11.5 million or 60% was a result of decrease in variable consideration from investment management customers.

iii.	Commission revenues decreased by $3 million, or 21% in the first nine months of 2026 as compared to the same period in 2025, as a result of the decreased customer trading activity.

During the nine months ended September 30, 2026, we recognized $109.6 million in operating costs and expenses representing a decrease of $37.2 million or 25% as compared to the nine months ended September 30, 2025. The decrease in operating costs and expenses is primarily a result of the following:

i.

Compensation and benefits decreased by $20 million or 17% for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily as a result of decreased commissions expenses of approximately $42.8 million in 9 months of 2026 versus $66 million in 9 months of 2025 primarily in line with decrease in revenues. This was offset by increase of $3.2 million in advisory fees, professional fees and other expenses.

ii.

The Company recorded $137 thousand of advisory fees in nine months ending September 30, 2026, as compared to $21.0 million in the comparable period in 2025 primarily as a result of the issuance of approximately 2.55 million shares of common stock for $20 million to certain advisors in February 2025.

During the nine months ended September 30, 2026, other expense was approximately $8.5 million as compared to other income of $159.4 million for the nine months ended September 30, 2025. The 2026 other expense primarily is as a result of the loss on the sale of the Company’s ABTC stock for cash proceeds of approximately $32.5 million in January 2026 which was lower than the approximate December 31, 2025, book value of $39.4 million along with the reduction in the carrying value of one of the Company's long term investments. The $159.4 million of other income in 2025 was primarily a result of the increased value attributed to the Company's  investment in ABTC.

During the nine months ended September 30, 2026, the Company recorded income tax expense of $14.6 million as compared to $0 in comparable period in 2025 primarily as a result of the increased revenues, taxable gain on the sale of the Company’s ABTC stock in January 2026, and certain income tax limitations under Internal Revenue Code Sections 162(m) and 382 the tax impact of certain expenses related to compensation that are not allowable which limit available deductions for income tax purposes.

Net loss attributable to common stockholders' was $64.7 million in the nine months ended September 30, 2026, versus net income of $109.3 million reported in the comparable period of 2025. In the first nine  months of 2026, non-controlling interest of $256 thousand was recorded slightly increasing the net loss attributable to common stockholders’ of the Company. During the nine months ended September 30, 2026 the Company also recorded a deemed dividend of $0.4 million related to the inducement of the Company's Series B warrants in May, 2026 and $0.3 million inducement of the Company's Series A warrants in September, 2026.

Non-GAAP Comparison of Results for the Three and Nine Months Ended September 30, 2026, and September 30, 2025

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

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Loss from operations	$(1,882)	$(430)
Non-cash stock-based compensation	680	12
Adjusted (loss) income from operations	$(1,202)	$(418)

Net income (loss) attributable to common stockholders’ of Dominari Holdings	$(1,941)	$125,210
Non-cash stock-based compensation	680	12
Adjusted net (loss) income before income tax expense	$(1,261)	$125,222
Adjustment to the provision for income taxes	-	-
Adjusted net (loss) income to common stockholders’ of Dominari Holdings	(1,261)	125,222
Adjusted net (loss) income per share, basic	$(0.05)	$8.11
Weighted average number of shares outstanding, basic	24,477,426	15,442,342

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Loss from operations	$(40,646)	$(48,169)
Non-cash stock-based compensation	20,484	54,811
Adjusted (loss) income from operations	$(20,162)	$6,642

Net loss attributable to common stockholders’ of Dominari Holdings	$(64,703)	$109,332
Non-cash stock-based compensation	20,484	54,811
Adjusted net (loss) income before income tax expense	$(44,219)	$164,143
Adjustment to the provision for income taxes	228	4,482
Adjusted net (loss) income to common stockholders’ of Dominari Holdings	(44,447)	159,661
Adjusted net (loss) income per share, basic	$(2.04)	$11.65
Weighted average number of shares outstanding, basic	21,790,293	13,700,375

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

Our ultimate success is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our business may require significant amounts of capital to sustain operations that we need to execute our business plan to support our transition into the financial services industry. Our working capital amounted to approximately $14.5 million as of September 30, 2026. As of September 30, 2026, we had approximately $24.0 million of cash and cash equivalents, $2.6 million of marketable securities and $4.8 million of securities owned. Additionally, we had approximately $4.7 million in receivable from clearing brokers. All of such funds are available to fund our operations. We believe our cash and cash equivalents and marketable securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event that cash flow from operations is not sufficient to fund our operations, as expected, or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. We may raise this additional capital by obtaining additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from continuing operations.

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

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	For nine months ended September 30,
	2026	2025
Cash provided by (used in)
Operating activities	$(38,969)	$(4,032)
Investing activities	42,731	945
Financing activities	(13,778)	4,380
Net increase (decrease) in cash	$(10,016)	$1,293

Cash Flows from Operating Activities

For the nine months ended September 30, 2026 and 2025, net cash used in operations was approximately $39 million and $4 million. The cash used in operating activities for the nine months ending September 30, 2026, is primarily attributable to net loss of approximately $63.7 million, offset primarily by non-cash commission expense of approximately $7.6 million, increases in unrecognized tax benefits of $6.4 million, increase in income taxes payable of approximately $1.2 million and stock-based compensation of approximately $20.4 million. The cash used in operating activities for the nine months ended September 30, 2025, was primarily attributable to increase in receivable from brokers of approximately $11.6 million, and the increase in accrued commissions of $2.7 million, increase in stock based compensation of $54.8 million, changes in carrying value of other operating assets and liabilities of $6.2 million, net realized and unrealized gain on marketable securities of approximately $158.7 million., net realized and unrealized gain on securities owned of $4 million, offset by a change in prepaid expenses and other assets of approximately $0.2 million, and net income of approximately $111.2 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2026 and 2025, net cash provided by investing activities was approximately $42.7 million and $0.9 million, respectively. The cash provided by investing activities for the nine months ending September 30, 2026, primarily resulted from our sale of marketable securities of approximately $46.4 million, that included the sale of the Company’s ABTC shares for $32.4 million in net proceeds, along with $16.2 million of sales of securities owned, partially offset by our purchase of securities owned of approximately $10.5 million and purchase of marketable securities of approximately $9.4 million. The cash provided by investing activities totaling $0.9 million for the nine months ended September 30, 2025, primarily resulted from our purchases of marketable securities of approximately $17.0 million, partially offset by sale of marketable securities of approximately $15.9 million and collection of principal on notes receivable of $1.1 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026 and 2025, net cash (used in) provided by financing activities was approximately $(13.8) million and $4.4 million, respectively. The cash used in financing activities for the nine months ending September 30, 2026, resulted from dividends paid of approximately $19.0 million offset by the issuance of common stock for warrants exercised of approximately $7.3 million. The cash provided by financing activities for the nine months ended September 30, 2025, was primarily driven by fund raising related to issuance of common stock of $13.5 million, partially offset by payment of dividends totaling $12 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Controls

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2025, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2025, which have not been remediated as of September 30, 2026.

During the year  ended December 31, 2025, due to prior periods staffing and resource constraints, the Company required significant additional effort to close the books and records, and record appropriate account adjustments. As such, information technology, business processes and financial reporting controls were deemed to be ineffective due to (a) the lack of personnel to ensure the books and records are closed accurately and on a timely basis, (b) lack of sufficient review over the accounting for certain transactions recorded at fair value, (c) the lack of appropriate segregation of duties, (d) certain general information technology control deficiencies regarding user access provisioning and administrative access review, and (e) insufficient documentation to support and evidence the design and implementation of controls. As disclosed below, during the nine months ended September 30, 2026 the Company has put into place certain remedial actions

Remedial Actions

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOMINARI HOLDINGS INC.

Date: November 9, 2026	By:	/s/ Anthony Hayes
Anthony Hayes
Chief Executive Officer

Date: November 9, 2026	By:	/s/ Tim Ledwick
Tim Ledwick
Chief Financial Officer